Form 10-K
period 1993-12-31
KANSAS CITY POWER & LIGHT CO
filed 1994-03-25
CIK 54476

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended DECEMBER 31, 1993

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 1-707

                     KANSAS CITY POWER & LIGHT COMPANY
          (Exact name of registrant as specified in its charter)

               Missouri                                   44-0308720
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

          1201 Walnut Street
        Kansas City, Missouri                                64106
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       816-556-2200

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered

Cumulative Preferred Stock                            New York Stock Exchange
  par value $100 per share -
    3.80%, 4.50%, 4.35%

Common Stock without par value                        New York Stock Exchange
                                                      Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to the Form 10-K.                           Yes   X     No

On March 21, 1994, the Company had 61,908,726 outstanding shares of common stock without par value, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of voting securities held by nonaffiliates of the Company was approximately
$1,375,382,037.

                    Documents Incorporated by Reference

Portions of the Company's 1994 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
                                                                      Page
                                                                     Number

Item  1.    Business           . . . . . . . . . . . . . . . . . . .   1
                  The Company  . . . . . . . . . . . . . . . . . . .   1
                  Regulation   . . . . . . . . . . . . . . . . . . .   1
                        Rates  . . . . . . . . . . . . . . . . . . .   1
                        Environmental Matters  . . . . . . . . . . .   2
                        Air    . . . . . . . . . . . . . . . . . . .   2
                        Water  . . . . . . . . . . . . . . . . . . .   2
                        Waste Disposal . . . . . . . . . . . . . . .   3
                  Fuel Supply  . . . . . . . . . . . . . . . . . . .   3
                        Coal   . . . . . . . . . . . . . . . . . . .   3
                        Gas    . . . . . . . . . . . . . . . . . . .   4
                        Oil    . . . . . . . . . . . . . . . . . . .   4
                        Nuclear  . . . . . . . . . . . . . . . . . .   4
                        Employees  . . . . . . . . . . . . . . . . .   6
                  Subsidiaries . . . . . . . . . . . . . . . . . . .   6
                  Subsequent Financing Events. . . . . . . . . . . .   6
                  Officers of the Registrant . . . . . . . . . . . .   7

Item  2.    Properties .       . . . . . . . . . . . . . . . . . . .   8
                  Generation Resources . . . . . . . . . . . . . . .   8
                  Transmission and Distribution Resources  . . . . .   9
                  General      . . . . . . . . . . . . . . . . . . .   9

Item  3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . .   9

Item  4.    Submission of Matters to a Vote of Security Holders. . .  10

Item  5.    Market for the Registrant's Common Equity and Related. .
            Stockholder Matters  . . . . . . . . . . . . . . . . . .  10

Item  6.    Selected Financial Data  . . . . . . . . . . . . . . . .  11

Item  7.    Management's Discussion and Analysis of Financial. . . .
            Condition and Results of Operations  . . . . . . . . . .  11

Item  8.    Financial Statements and Supplementary Data  . . . . . .  18

Item  9.    Changes in and Disagreements with Accountants on . . .
            Accounting and Financial Disclosure  . . . . . . . . . .  38

Item 10.    Directors and Executive Officers of the Registrant . . .  38

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . .  38

Item 12.    Security Ownership of Certain Beneficial Owners and. . .
            Management         . . . . . . . . . . . . . . . . . . .  38

Item 13.    Certain Relationships and Related Transactions . . . . .  38

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K        . . . . . . . . . . . . . . . . . . .  39

                                  PART I




ITEM 1.  BUSINESS

The Company

      Kansas City Power & Light Company (Company) was incorporated in Missouri in 1922 and is headquartered in downtown Kansas City, Missouri. The Company is a medium-sized public utility engaged in the generation, transmission, distribution and sale of electricity to over 419,000 customers in a 4,700 square mile area located in all or portions of 23 counties in western Missouri and eastern Kansas. About two-thirds of the total retail kilowatt-hour sales and revenue are from Missouri customers and the remainder from Kansas customers. Customers include 368,000 residences, 49,000 commercial firms, 2,000 industries, 12 municipalities and 25 other electric utilities. Retail revenues in Missouri and Kansas accounted for approximately 91% of the Company's total revenues in 1993. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of revenues. The Kansas City metropolitan area, from which about 95% of the Company's retail revenues are derived, is an agribusiness center and a major regional commercial center for wholesale, retail and service companies.

      The Company as a regulated utility does not have direct competition for retail electric service in its service territory; however, there is competition in the generation of electricity and between electric and gas as an energy source.

Regulation

      The Company is subject to the jurisdiction of the Public Service Commission of the State of Missouri (MPSC), the State Corporation Commission of the State of Kansas (KCC), the Federal Energy Regulatory Commission
(FERC), the Nuclear Regulatory Commission (NRC) and certain other governmental regulatory bodies as to various phases of its operations, including rates, service, safety and nuclear plant operations, environmental matters and issuances of securities.

      Rates

      The Company's retail electric rates are regulated by the MPSC and KCC for sales within the respective states of Missouri and Kansas. FERC approves the Company's rates for wholesale bulk electricity sales. Firm electric sales are made by contractual arrangements between the entity being served and the Company.

      The Company has not increased any of its retail or wholesale rates since 1988. Pursuant to a stipulation and agreement with the MPSC, the Company reduced Missouri retail rates by about 2.7 percent effective January 1, 1994 and agreed to a moratorium through 1995 on the filing of general retail rate increases or decreases in Missouri.

      Environmental Matters

      The Company, like other electric utilities, is subject to regulation by various federal, state and local authorities with respect to air and water emissions, waste disposal and other environmental matters. Environmental regulations and standards are subject to continual review and the Company cannot presently estimate the additional cost, if any, of meeting any new regulations or standards which might be established in the future, nor can it estimate the possible effect which any new regulations or standards could have upon its operations. However, the Company currently estimates that expenditures necessary to comply with environmental regulations during 1994 will not be material with the possible exceptions set forth below.

      Air

      The Clean Air Act Amendments of 1990 contain acid rain and air toxic provisions which affect the Company. The acid rain provisions established a two-phase utility pollution control program for reducing national SO2 emissions by 10 million tons and NOx emissions by 2 million tons from 1980 levels. Compliance will require the Company to install continuous emission monitoring equipment (CEM) at some of its coal-fired electric generating facilities during the period ending in the year 2000. The Company is currently estimating its costs of such compliance to be approximately $4.1 million during such period ($2.9 million of such amount was spent through 1993). The other utility-related provision of the Act calls for a study by the Environmental Protection Agency (EPA) of certain toxic emissions into the air. Based on the outcome of these studies, regulation of certain toxic emissions into the air, including mercury, could be required in the future.

      Water

      The Company commissioned an environmental assessment of its Northeast Station and of its Spill Prevention Control and Countermeasure plan as required by the Clean Water Act. The assessment revealed contamination of the site by petroleum products, heavy metals, volatile and semi-volatile organic compounds, asbestos, pesticides and other regulated substances. Based upon studies and discussions with Burns & McDonnell, the cost of the cleanup could range between $1.5 million and $6 million.

      Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock, from unidentified sources off-site. There is no evidence that the Company released these compounds; however, notice was given to the Missouri Department of Natural Resources (MDNR). MDNR has not responded to date to the notice. Because the Company believes it will not have liability in this matter, it has not performed a study regarding the possible cost of remediation.

      Waste Disposal

      The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) established joint and several liability for persons and entities that generate, transport or deposit hazardous waste at contaminated sites, as well as the current owners of such sites and predecessors in title since the time such sites were contaminated.

      Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Superfund for clean-up costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before the plant was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. The Company estimates that the cleanup could cost up to $10 million. The Company's estimate is based upon an evaluation of available information from on-going site investigation and assessment activities, including the costs of such activities.

Fuel Supply

      The Company's latest fuel budget anticipates that fuel used for its electric generating requirements during 1994 will be approximately 73.7% coal, 0.3% gas, 0.3% oil, 25.6% nuclear and 0.1% steam.

      Coal

      The Company currently projects that during 1994 9.7 million tons of coal will be burned at all of the Company's generating units (including jointly-owned units); 6.7 million tons will be burned for the Company's account. The long-term contractual arrangements for coal for the Company's account are as follows:

                                                                         1993
                                                                        Average
                                  Year      Undelivered       1994      Sulfur
                                   of         Maximum       Contract    Content
            Supplier and         Expir-     Quantities    Designations  of Coal
        Surface Mine Location    ation        (Tons)          (Tons)       %

Rochelle Coal Company
  Wright, Wyoming.......         1999(a)    2,544,000      1,100,000      0.2
ARCO Coal Company
  Wright, Wyoming.......         2003      15,680,000(b)   1,610,000(b)   0.3

     Total                                 18,224,000      2,710,000

      (a) Contract is effective until December 31, 1999 or until the maximum quantity of coal is delivered, whichever occurs first.
            It is estimated the maximum quantity of coal will be delivered by December 31, 1996.

      (b)   Company's share of coal under contract for jointly-owned units.

      These long-term contracts supply 40% of the Company's anticipated coal requirements for 1994, and the remainder will be supplied by open market purchases.

      The Company's average costs of coal burned for its account, exclusive of fuel handling costs, for the past three years are as follows:

                                1993            1992         1991
Cost per million BTU..........$ 0.962         $ 1.022      $ 1.059
Cost per ton..................$16.66          $17.87       $18.79

      Gas

      Natural gas is purchased directly from natural gas producers or marketers. The Company's Hawthorn Station, which uses coal as boiler fuel, primarily uses gas for ignition and flame stabilization purposes. When available, natural gas can also be used as a supplementary fuel to generate electricity at Hawthorn when required for environmental or other temporary operating conditions. The Company also has facilities at Hawthorn to use oil for ignition and flame stabilization purposes because of possible interruptions in the availability of gas. The Company's use of gas for electric generation was 0.7 million mcf in 1991, 0.2 million mcf in 1992 and
0.4 million mcf in 1993.   For the year ended December 31, 1993, the average
cost of gas burned for electric generation was $2.51 per million BTU.

      Oil

      Middle distillate fuel oil is used to operate the Company's eight peak load combustion turbine generating units, for ignition and flame stabilization purposes at other fossil fueled units and to fuel auxiliary boilers at the Wolf Creek Nuclear Generating Station (Wolf Creek). In 1993, the Company used about 20,000 barrels of fuel oil at its combustion turbine, about 34,000 barrels for ignition and flame stabilization purposes and about 3,000 barrels at Wolf Creek. The Company's share of fuel oil storage capacity is about 190,000 barrels. At December 31, 1993, the Company had about 101,100 barrels of fuel oil in storage at an average cost of $27.43 per barrel, or $4.73 per million BTU.

      Nuclear

      The Wolf Creek Nuclear Operating Corporation (WCNOC), which operates Wolf Creek, has on hand or under contract 73% of the uranium required to operate Wolf Creek through the year 2001, and the balance is expected to be obtained through open market or contract purchases.

      Contracts are in place for 100% of Wolf Creek's uranium fuel enrichment services requirements for 1994-1996, 70% of such requirements for 1997-1998, and 100% of such requirements for 2002-2014. The balance of the requirements is expected to be obtained through a combination of open market and contract purchases.

      Contracts are in place for the conversion of sufficient uranium to uranium hexaflouride to meet Wolf Creek's uranium fuel requirements through 1995 as well as for the fabrication of uranium fuel assemblies to meet Wolf Creek's requirements through 2014.

      High-Level Waste

      The Nuclear Waste Policy Act of 1982 established schedules, guidelines and responsibilities for the United States Department of Energy (DOE) to develop and construct repositories for the ultimate disposal of spent nuclear fuel and nuclear high-level waste. The DOE has not yet constructed a high-level nuclear waste disposal site and has announced that a permanent storage facility for such waste may not be in operation prior to 2013, although an interim facility may be available earlier. Wolf Creek contains a temporary on-site spent nuclear fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent nuclear fuel from plant operation until approximately 2006, while still maintaining full core off-load nuclear fuel storage capability. The Company believes adequate additional temporary storage space for Wolf Creek's nuclear waste can be obtained, as necessary.

      Low-Level Waste

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities to replace the three currently-available facilities in South Carolina, Nevada and Washington.

      The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $146 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. To date, the compact has spent in excess of $55 million, of which $6.8 million was WCNOC's share. If WCNOC and the owners of the other nuclear units in the compact elect to provide construction financing, WCNOC's share would be about $9.6 million.

      There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by the residents in the area of the proposed facility and attempts have been made to pass legislation in Nebraska to slow down or stop development of the facility. In January 1993, a lawsuit was filed in the U.S. District Court by the Nebraska Attorney General seeking to halt further development of the proposed facility. The trial court rendered judgment against the Attorney General, but the decision has been appealed to the U.S. Court of Appeals. Although all federally-imposed milestones have been met in the past, the compact did not meet the last milestone of having a disposal facility in operation by January 1, 1993; however, none of the other eight compacts in the United States met this deadline. WCNOC has expanded its on-site temporary storage capacity in order to handle its low-level radioactive waste until such time as a disposal facility becomes available.

Employees

      At December 31, 1993, the Company had 2,735 employees (including temporary employees), 1,809 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). However, the Company announced an early retirement program in March 1994. See "Notes to Consolidated Financial Statements - Subsequent Event" on page 36 of this report. Included in the total number of employees are 315 located at LaCygne Generating Station (LaCygne), 50% of whose services are attributable to Kansas Gas and Electric Company (KG&E) for its 50% share of LaCygne, and 137 located at Iatan Generating Station (Iatan), 30% of whose services are attributable to St. Joseph Light & Power Company (SJLP) and the Empire District Electric Company (EDE) for their 18% and 12% shares of Iatan, respectively. The Company has labor agreements with Local 1613, representing clerical employees (which expires March 29, 1996), with Local 1464, representing outdoor workers (which expires January 8, 1997), and with Local 412, representing power plant workers (which expires March 5, 1995). The Company is also a 47% owner of WCNOC, which employs 1,242 persons to operate Wolf Creek, 308 of which are represented by the IBEW.

Subsidiaries

      KLT Inc., a wholly-owned subsidiary of the Company, was formed in 1992 as a holding company for various non-regulated business opportunities. Currently KLT Inc., has three wholly owned subsidiaries which include KLT Investments Inc. which is a passive investor in economic and community development and energy related investments; KLT Energy Services Inc., which is a partner in an energy management services business; and KLT Power Inc., which was formed in 1993 to participate in independent power and cogeneration projects. The Company's equity investment in the KLT companies is currently $9.5 million ($4.5 million was invested as of December 31, 1993).

Subsequent Financing Events

      Since December 31, 1993, the Company has redeemed $13,982,500 its portion of the outstanding $30,000,000 City of LaCygne, Kansas Pollution Control Revenue Bonds (Kansas City Power & Light Company - Kansas Gas and Electric Company) Series 1973 and $21,940,000 City of LaCygne, Kansas Pollution Control Revenue Refunding Bonds (Kansas City Power & Light Company Project) Series 1977 with the issuance of $35,922,500 City of LaCygne, Kansas, Environmental Improvement Revenue Refunding Bonds (Kansas City Power & Light Company Project) Series 1994.

Officers of the Registrant
                                                                   Year Elected
      Name                Age     Positions Currently Held         as an Officer

Drue Jennings             47      Chairman of the Board, President      1980
                                  and Chief Executive Officer

Bernard J. Beaudoin       53      Senior Vice President-Finance         1984
                                  Chief Financial Officer

Samuel P. Cowley          59      Senior Vice President-Corporate       1977
                                  Affairs, Chief Legal Officer and
                                  Assistant Secretary

Ronald G. Wasson          49      Senior Vice President-Administrative  1983
                                  & Technical Services

Frank L. Branca           46      Vice President-Power Supply           1989

Charles R. Cole           47      Vice President-Customer Services      1990

James L. Hogan            63      Vice President-Environmental &        1984
                                  Research Services

Marcus Jackson            42      Vice President-Power Production       1989

Turner White*             44      Vice President-Communications         1990

John J. DeStefano         44      Treasurer                             1989

Jeanie Sell Latz          42      Corporate Secretary                   1991

Neil Roadman              48      Controller                            1980

Mark C. Sholander         48      General Counsel and Assistant         1986
                                  Secretary


      * All of the foregoing persons have been officers of the Company or employees in a responsible position with the Company for the past five years except for Mr. White. Mr. White has been with the Company since 1989; prior to that he was Vice President, Public Relations of Bernstein-Rein
Advertising, Inc. from 1986 to 1989.

      The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.

ITEM 2.  PROPERTIES

Generation Resources

      The Company's generating facilities consist of the following:

                                                          Estimated
                                                            1994
                                            Year        Megawatt(mw)
                Unit                      Completed       Capacity
Fuel
Existing Units
 Base Load..Wolf Creek(a)                   1985            545(b)    Nuclear
                  Iatan                     1980            469(b)    Coal
                  LaCygne 2                 1977            335(b)    Coal
                  LaCygne 1                 1973            343(b)    Coal
                  Hawthorn 5                1969            457
Coal/Gas
                  Montrose 3                1964            161       Coal
                  Montrose 2                1960            152       Coal
                  Montrose 1                1958            150       Coal
 Peak Load..Northeast 13 and 14(c)          1976            112       Oil
                  Northeast 17 and 18(c)    1977            108       Oil
                  Northeast 15 and 16(c)    1975            103       Oil
                  Northeast 11 and 12(c)    1972             99       Oil
                  Grand Avenue (2 units)    1929 & 1948      64       Gas
                      Total                               3,098

     (a) This unit is one of the Company's principal generating facilities and has the lowest fuel cost of any of its generating facilities. Any extended shutdown of the unit for any reason could have a substantial adverse effect on the operations of the Company and its financial condition.

     (b)   Company's share of jointly-owned unit.

     (c)   Combustion turbines.

     The Company's maximum system net hourly peak load of 2,819 mw occurred on August 17, 1993. The maximum winter peak load of 1,829 mw occurred on December 21, 1989. The accredited generating capacity of the Company's electric facilities in the summer (when peak loads are experienced) of 1993 under MOKAN Power Pool standards was 3,085 mw.

     The Company owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). The Company also owns 50% of the 685-mw LaCygne 1 Unit and 670-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,160 mw Wolf Creek in Coffey County, Kansas.

Transmission and Distribution Resources

     The Company's electric transmission system is interconnected with systems of other utilities to permit bulk power transactions with other electricity suppliers in Kansas, Missouri, Iowa, Nebraska and Minnesota. The Company is a member of the MOKAN Power Pool, which is a contractual arrangement among eleven utilities in western Missouri and Kansas which interchange electric energy, share reserve generating capacity, and provide emergency and standby electricity services to each other.

     The Company owns approximately 1,700 miles of transmission lines and approximately 8,900 miles of overhead distribution lines, and approximately 2,800 miles of underground distribution lines. The Company has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

General

     The Company's principal plants and properties, insofar as they constitute real estate, are owned in fee; certain other facilities are located on premises held under leases, permits or easements; and its electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

     Substantially all of the fixed property and franchises of the Company, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions and reservations) are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986. The last series of mortgage bonds under the Indenture of Mortgage and Deed of Trust dated as of December 1, 1946 (1946 Mortgage) secured the City of LaCygne pollution control bonds (Pollution Bonds) which were refinanced in the first quarter of 1994--see "Subsequent Financing Events" on page 6. Upon the redemption of the Pollution Bonds on March 1, 1994, the 1946 mortgage was discharged.


ITEM 3.  LEGAL PROCEEDINGS

Inter-City Beverage Co., Inc. et. al vs. Kansas City Power & Light Company

     On August 13, 1993, a lawsuit was filed by nine customers in the Circuit Court of Jackson County, Missouri against the Company. The suit alleged the misapplication of certain of the Company's electric rate tariffs resulting in overcharges to industrial and commercial customers which have been provided service under those tariffs and requested certification as a class action.
On December 3, 1993, the Court postponed ruling on motion to certify as a class action, and dismissed the matter for lack of subject matter jurisdiction. The plaintiff appealed to the Missouri Court of Appeals, Western District. The Company has not yet determined the amount of the alleged overcharges. The Company believes it will be able to successfully defend this action.

     See "Environmental Matters - Waste Disposal" on page 3 and "Notes to Consolidated Financial Statements - Tax Matters" on page 31 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

Market Information:

     (1)     Principal Market:

             Common Stock of the Company is listed on the New York Stock Exchange and the Chicago Stock Exchange.

     (2)     Stock Price Information:

                          Common Stock Price Range
                        1993                            1992
           Quarter      High        Low           High       Low

     First             $25-1/8     $22         $23-3/4     $19-7/8
     Second             25-1/4      23-1/2      22-1/2      20-5/8
     Third              26-1/4      24-3/8      24-1/2      21-7/8
     Fourth             25          21-3/4      23-1/4      21-3/4

Holders:

     At December 31, 1993, the Company's Common Stock was held by 31,267 shareholders of record.

Dividends:

     Common Stock dividends were declared as follows:

           Quarter       1994        1993           1992
           First        $0.37       $0.36          $0.35
           Second                    0.36           0.36
           Third                     0.37           0.36
           Fourth                    0.37           0.36

     The Company's Restated Articles of Consolidation contains certain restrictions on the payment of dividends on the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                                         Year Ended December 31
                           1993        1992        1991        1990       1989
                                               (Thousands)
Operating revenues    $   857,450 $   802,668 $   825,101 $   815,570 $   790,216
Net income            $   105,772 $    86,334 $   103,893 $   102,732 $   108,618
Earnings per common
  share               $      1.66 $      1.35 $      1.58 $      1.56 $      1.65
Total assets at
  year-end            $ 2,755,068 $ 2,646,923 $ 2,615,039 $ 2,598,859 $ 2,620,826
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)         $   869,908 $   816,625 $   824,756 $   852,645 $   921,050
Cash dividends per
  common share        $      1.46 $      1.43 $      1.37 $      1.31 $      1.25
Ratio of earnings to
  fixed charges              3.80        3.12        3.22        2.96        2.92



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KILOWATT (KWH) SALES AND OPERATING REVENUES
Sales and revenue data:
                                      Increase (Decrease)
                                       From Prior Year
                                   1993               1992
                               KWH   Revenues     KWH   Revenues
                                    (Millions)         (Millions)
Retail sales:
  Residential                  13 %   $   30     (12)%   $  (33)
  Commercial                    3 %        9      (2)%       (4)
  Industrial                    3 %        3       6 %        3
  Other                         1 %        -       1 %        -
   Total retail                 6 %       42      (4)%      (34)
Sales for resale:
  Bulk power sales             27 %       13      51 %       12
  Other                         5 %        -      (6)%        -
   Total operating revenues           $   55             $  (22)

      Although 1993 temperatures have been milder than normal, residential and commercial sales reflect closer to normal temperatures during 1993 compared to the abnormally mild weather of 1992 and warmer than normal weather of 1991. Based on the Company's records of cooling degree days above 65 degrees
Fahrenheit, the summer of 1992 was the coolest since 1950. The weather conditions were the primary cause for the variances in residential and commercial sales although both 1993 and 1992 also reflect load growth.
Industrial kwh sales continued to increase over prior years and reflect increased large customer usage in the steel, auto manufacturing, grain processing and plastic container production sectors.

      Bulk power sales reflect an increase in the number of sales commitments, the Company's high unit and fuel availability, and the requirements of other electric systems.

      Changes in total revenue per kwh are due to changes in the mix of kwh sales among customer classifications and the effect on certain classifications of declining price per kwh as kwh usage increases. Less than 1% of the Company's revenues are affected by an automatic fuel adjustment provision.

      Tariffs  have not changed materially  since 1988.   Effective January 1,
1994, Missouri jurisdictional retail rates were reduced 2.66%, or approximately $12.5 million annually, primarily to reflect the end of the Missouri Public Service Commission (MPSC) rate phase-in amortization. This agreement with the MPSC and public counsel also includes a provision whereby none of the parties can file for a general increase or decrease in Missouri retail electric rates prior to January 1, 1996. Approximately two-thirds of total retail sales are from Missouri customers.

      The level of future kwh sales will depend upon weather conditions, customer conservation efforts, competing fuel sources and the overall economy of the Company's service territory. Sales to industrial customers, such as steel and auto manufacturers, are also affected by the national economy. The level of bulk power sales in the future will depend upon the availability of generating units, fuel costs, requirements of other electric systems and the Company's system requirements.

      Also, issues facing the electric utility industry such as transmission access, demand-side management programs, increased competition and retention of large industrial customers could affect sales. Alternative sources of electricity, such as cogeneration, could affect the retention of, and future sales to large industrial customers.

COMPETITION

      The National Energy Policy Act of 1992 gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide wholesale transmission line access (wholesale wheeling) to independent power producers and other utilities. Amendments to the Public Utility Holding Company Act simplified the organization of exempt wholesale generators, who engage exclusively in generating electricity for wholesale markets. Although the Act prohibits FERC from ordering retail wheeling (allowing retail customers to select a different power producer and use the transmission facilities of the host utility to deliver the energy), the Act itself does not prevent the state commissions from doing so. The state commissions however, may be preempted by other provisions of the Federal Power Act. If retail wheeling were allowed, utilities with large industrial customers could face intense competition and potentially lose a major customer which could place an unfair, costly burden on the remaining customer base or shareholders.

      The Company continues to evaluate the effects of competition on its operations and position itself for a more competitive marketplace. It has been participating in wholesale wheeling voluntarily and has tariffs in place to accommodate these activities. The Company has a diverse customer mix with less than 18% of total sales derived from industrial customers as compared to a utility average of approximately 35%. The Company's industrial rates are competitively priced compared to the regional average and its rate structure allows some flexibility in setting rates. In addition, Company sponsored programs help customers manage their electricity consumption, and control their costs.

FUEL, PURCHASED POWER, OTHER OPERATION AND MAINTENANCE EXPENSES

      Wolf Creek completed its sixth scheduled refueling outage during 1993 and returned on-line after 73 days. The Company began accruing for this outage in January 1992 (see Note 1 to the Consolidated Financial Statements for a discussion of the 1992 change in accounting principle). The prior refueling outage began in 1991, before the Company started accruing for these costs, and extended into January 1992. Because these costs, as well as a forced outage in 1992, had not been accrued, all expenses associated with these outages were expensed as incurred. As a result, 1992 expenses associated with Wolf Creek outages (including amounts accrued beginning in January 1992) exceeded amounts expensed in 1993 by $5.6 million ($0.06 per share) and 1992 expenses were less than 1991 expenses by $4.6 million ($0.05 per share). The next refueling outage is scheduled to begin in September 1994.

      Combined fuel and purchased power expenses for 1993 increased over 1992 and 1991 reflecting additional sales. Partially offsetting these increases, fuel prices and freight rates have gradually decreased since 1991.

      Other  operation  expenses increased  during  1993  and 1992  reflecting increased generating plant production expenses and higher levels of administrative and general expenses mostly due to increased wages and employee benefits, and the 1993 accrual of postretirement benefits (see Note 2 to the Consolidated Financial Statements).

      The Company continues to place emphasis on cost control. Processes are being reviewed and changed to provide increased efficiencies and improved operations.

INCOME TAXES

      The change in income tax expense is mostly due to the changes in income subject to tax, but 1993 also reflects an increase of approximately $2 million in federal income tax expense because federal income tax rates increased.

GENERAL TAXES

Components of general taxes (in thousands):

                                                1993          1992         1991

  Property taxes                              $  45,545   $    44,300  $ 38,803
  Gross receipts taxes                           40,659        39,232    41,223
  Other general taxes                             9,455         8,929     8,499
    Total general taxes                       $  95,659   $    92,461  $ 88,525


      Increases in property taxes since 1991 are primarily due to the Kansas school finance legislation. The Company estimates the effects of this legislation will increase future property taxes over 1993 levels by approximately $1 million.

      The majority of Missouri customers are billed gross receipts tax based on billed revenues.

OTHER INCOME AND DEDUCTIONS

      Miscellaneous and Income Taxes - 1992 reflects gains from the sale of property and other contract settlements.

INTEREST CHARGES

      Declines in long-term interest expense since 1991 reflect lower interest rates on variable rate debt and the retirement, repayment or refinancing of debt. The average interest rate paid on long-term debt including current maturities declined to 6.0% in 1993 compared to 6.6% in 1992 and 7.5% in 1991.

      Declines in short-term interest expense reflect the decreasing interest rates since 1991 and a lower level of short-term debt outstanding during 1993. The average daily outstanding balance of short-term debt decreased to $16 million in 1993 from $60 million in 1992 and $50 million in 1991.

PREFERRED STOCK DIVIDEND REQUIREMENTS

      The 1992 decrease in the preferred stock dividend requirements compared to 1991 reflects the refinancing of higher rate preferred stock with variable rate preferred stock.

EARNINGS PER SHARE (EPS)

      EPS for 1993 increased $0.31 over 1992 and EPS for 1992 decreased $0.23 from 1991.

      The effects of weather increased 1993 EPS by approximately $0.25 over 1992 and decreased 1992 EPS by approximately $0.46 from 1991. Temperatures in 1993 were milder than normal, but closer to normal compared to the extremely mild weather in 1992 and warmer than normal weather of 1991. Based on a statistical relationship between sales and the differences in actual and normal temperatures for the year, the Company estimates the effects of abnormal weather for the last three years were as follows:

                                             1993         1992         1991
Estimated effects of
  abnormal weather on EPS                  $ (0.10)     $ (0.35)     $  0.11

      In addition to the effects of abnormal weather on EPS, 1993 expenses associated with Wolf Creek outages (including outage accruals which began in January 1992) decreased from 1992 resulting in an increase in EPS of $0.06. These same 1992 expenses decreased from 1991 causing an increase in 1992 EPS of $0.05.

      EPS for 1993 and 1992 reflect efforts of the Company to control costs despite increases in production expenses and general and administrative expenses. Also, since 1991, the Company has refinanced a significant portion of its long-term debt and preferred stock to take advantage of lower rates. EPS for 1992 also reflect gains from the sales of property and other contract settlements.

PROJECTED CONSTRUCTION EXPENDITURES

      Construction expenditures, excluding AFDC, were $129.2 million in 1993 and are projected for the next five years as follows:

                                            Construction Expenditures

                               1994     1995     1996     1997     1998   Total
                                                  (millions)
Generating facilities       $  52.8  $  74.3  $  67.4  $ 114.1  $ 148.3  $456.9
Nuclear fuel                   19.3     20.7      8.1     21.0     25.7    94.8
Transmission facilities        11.1     10.6      8.5      8.7      8.8    47.7
Distribution and
  general facilities           70.4     53.7     52.9     52.9     54.5   284.4
    Total                   $ 153.6  $ 159.3  $ 136.9  $ 196.7  $ 237.3  $883.8


      The Company's resource plan includes four new 146 megawatt (mw) gas-fired combustion turbines scheduled to be completed from 1998 through 2000. In addition, the plan envisions a new 705 mw (250 mw, Company's share) coal-fired generating unit scheduled to begin construction in 1997 and be completed by 2002. The projected construction expenditures include $200.2 million of forecasted costs for these projects during the next five years. The Company's resource plan is subject to periodic review and modification. The next integrated resource plan will be submitted to the MPSC in July 1994.

WOLF CREEK

      Wolf Creek is one of the Company's principal generating facilities representing approximately 17% of the Company's accredited generating capacity and 26% of the Company's annual kwh generation during the last three years, and has the lowest fuel cost of any of its generating facilities. The plant operated at 80%, 85% and 59% of capacity for 1993, 1992 and 1991, respectively. Wolf Creek's assets and operating expenses represent approximately 50% and 20% of the Company's total assets and operating expenses, respectively. Currently no major equipment replacements are anticipated and the Company estimates the cost of nuclear fuel per million BTU, after the next refueling in the fall of 1994, will increase from approximately 35% to 40% of the cost of coal. Based on contract prices and projected future spot market prices for nuclear fuel and coal, it is anticipated that by 1996 the cost of nuclear fuel will increase in relation to coal to be about one-half the cost of coal.

      An extended shut-down of the unit could have a substantial adverse effect on the Company's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an abnormal shut-down of the plant could be caused by adverse incidents at the plant or by actions of the Nuclear
Regulatory Commission reacting to safety concerns at the plant or other similar nuclear facilities. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding Wolf Creek investment from rate base.

      Ownership and operation of a nuclear generating unit exposes the Company to potential retroactive assessments and property losses in excess of insurance coverage. These risks are more fully discussed in Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Nuclear Liability and Insurance.

ENVIRONMENTAL MATTERS

      The Company's policy is to act in an environmentally responsible manner and utilize the latest technological processes possible to avoid and treat contamination. The Company continually conducts environmental audits designed to assure compliance with governmental regulations and detect contamination. However, these regulations are constantly evolving; governmental bodies may impose additional or more rigid environmental regulations which could require substantial changes to the Company's operations or facilities.

      See Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Environmental Matters-for discussion of costs of compliance with environmental laws and regulations and a potential liability (which the Company believes is not material to its financial condition or results of operations) for cleanup costs under the Federal Superfund law.

      Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. Based on the results of current studies, the Company estimates total capital expenditures needed to comply with existing and proposed acid rain program regulations will be $4.1 million for the installation of continuous emission monitoring equipment. The Company has spent $2.9 million as of December 31, 1993 and has included the remaining $1.2 million in the five year projected construction expenditures. Future acid rain program regulations may require the Company to make further capital expenditures, but it is not possible to estimate those expenditures, if any. The other utility-related program calls for a study of certain air toxic substances. Based on the outcome of this study, regulation of air toxic substances, including mercury, could be required. The Company cannot, at this time, predict the likelihood of any such regulations or compliance costs.

CAPITAL REQUIREMENTS AND LIQUIDITY

      On January 3, 1994, Moody's Investors Service upgraded the credit rating of the Company's bonds due to an improved financial profile and low-cost operations. The Company's long-term debt was upgraded as follows: secured pollution control bonds to A1 from A2; general mortgage bonds-medium-term notes to A1 from A3; unsecured pollution control bonds to A2 from Baa1; and, preferred stock to a2 from a3. In addition, in 1993 Standard & Poor's Corporation and Duff & Phelps upgraded the Company's General Mortgage Bonds as follows: Standard & Poor's from A- to A; and Duff & Phelps from A to A+. Improved ratings will make it less costly for the Company to raise funds when needed and will contribute to the Company's continued efforts to meet the challenge of increased competition in the utility industry.

      The Company's capital structure at December 31, 1993 (including current maturities of long-term debt less special deposit for retirement of debt) consisted of 49.1% common stock equity, 5.1% preferred stock and 45.8% long-term debt. The Company's goal is to maintain a capital structure in which the percentages of common stock equity and long-term debt are approximately equal.

      The Company currently estimates that it will be able to meet a significant portion of the projected construction expenditures with internally-generated funds. It is anticipated that funds for maturing debt through 1998 totaling $274.5 million will be provided from operations, refinancings or short-term debt. As of December 31, 1993, the Company had $78 million of registered but unissued Medium-Term Notes and $149 million of unused bank lines of credit. Uncertainties which affect the degree to which these capital requirements will be met with funds provided from operations include such items as the effect of inflation on operating expenses, the level of kwh sales, regulatory actions, compliance with future environmental regulations, availability of the Company's generating units and the level of bulk power sales with other utilities.

      The Company currently uses an accelerated depreciation method for tax purposes. The accelerated depreciation on the Wolf Creek plant has reduced the Company's tax payments during the last three years by approximately $30 million per year. Accelerated depreciation on Wolf Creek ends in 1994.

      See Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters-for discussion of the Company's federal income tax returns for the years 1985 through 1990 which are presently under audit by the Internal Revenue Service.

      In order to take advantage of the potential benefits inherent in a larger energy system, the Company might incur additional debt and/or issue additional equity to finance system growth or new growth opportunities, through business combinations or other investments such as an exempt wholesale generator.

SUBSEQUENT EVENT

      The  Company announced an  early retirement program in  March 1994.  See
Note 11 to the Consolidated Financial Statements for discussion of the expense and savings of the program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         KANSAS CITY POWER & LIGHT COMPANY
                            CONSOLIDATED BALANCE SHEETS

                                                  December 31      December 31
                                                      1993             1992
ASSETS                                                     (Thousands)

UTILITY PLANT, at original cost (Notes 1, 8 and 9)
 Electric                                         $  3,240,384     $ 3,133,059
 Less-Accumulated depreciation                       1,019,714         948,266
  Net utility plant in service                       2,220,670       2,184,793
 Construction work in progress                          67,766          65,965
 Nuclear fuel, net of amortization of
  $76,722,000 and $78,735,000                           29,862          34,210
   Total                                             2,318,298       2,284,968

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS
 (Note 1)                                               29,118          39,484

REGULATORY ASSET - RECOVERABLE TAXES (Note 1)          122,000          94,000

INVESTMENTS AND NONUTILITY PROPERTY                     28,454          27,570

CURRENT ASSETS
 Cash                                                    1,539             128
 Special deposit for the retirement of debt (Note 8)    60,118              -
 Receivables
  Customer accounts receivable (Note 5)                 29,320          14,372
  Other receivables                                     19,340          24,043
 Fuel inventories, at average cost                      14,550          20,625
 Materials and supplies, at average cost                44,157          45,263
 Prepayments                                             4,686           4,209
 Deferred income taxes (Note 3)                          3,648           5,553
   Total                                               177,358         114,193

DEFERRED CHARGES
 Regulatory Assets (Note 1)
  Settlement of fuel contracts                          20,634          25,751
  KCC Wolf Creek carrying costs                          9,575          12,311
  MPSC rate phase-in plan                                   -            7,072
  Other                                                 31,899          26,798
 Other deferred charges                                 17,732          14,776
   Total                                                79,840          86,708

   Total                                          $  2,755,068     $ 2,646,923

LIABILITIES

CAPITALIZATION (Notes 7 and 8)(See Statements)
 Common stock-authorized 150,000,000 shares
  without par value-61,908,726 shares issued
  and outstanding-stated value                    $    449,697     $   449,697
 Retained earnings                                     418,201         405,985
 Capital stock premium and expense                      (1,747)         (1,758)
 Common stock equity                                   866,151         853,924
 Cumulative preferred stock                             89,000          89,000
 Cumulative preferred stock (redeemable)                 1,756           1,916
 Long-term debt                                        733,664         788,209
   Total                                             1,690,571       1,733,049

CURRENT LIABILITIES
 Notes payable to banks (Note 6)                         4,000              -
 Commercial paper (Note 6)                              25,000          33,000
 Current maturities of long-term debt                  134,488          26,500
 Accounts payable                                       59,421          77,162
 Dividends declared                                        423             423
 Accrued taxes                                          27,800          19,864
 Accrued interest                                       15,575          12,949
 Accrued payroll and vacations                          20,127          18,044
 Accrued refueling outage costs (Note 1)                 7,262          12,600
 Other                                                   8,531           7,631
   Total                                               302,627         208,173

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes (Note 3)                        627,819         576,222
 Deferred investment tax credits                        87,185          91,530
 Other                                                  46,866          37,949
   Total                                               761,870         705,701

COMMITMENTS AND CONTINGENCIES (Note 4)

   Total                                          $  2,755,068     $ 2,646,923

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                         CONSOLIDATED STATEMENTS OF INCOME

                                                   Year Ended December 31

                                               1993         1992        1991
                                                        (Thousands)

ELECTRIC OPERATING REVENUES                $  857,450   $  802,668  $  825,101

OPERATING EXPENSES
 Operation
  Fuel                                        130,117      130,032     132,100
  Purchased power                              31,403       21,868      22,226
  Other                                       184,633      175,937     162,548
 Maintenance                                   78,550       81,163      80,922
 Depreciation                                  91,110       88,768      86,795
 Taxes
  Income (Note 3)                              69,502       51,691      61,871
  General                                      95,659       92,461      88,525
 Amortization of
  MPSC rate phase-in plan (Note 1)              7,072        7,072       7,072
  Deferred Wolf Creek costs (Note 1)           13,102       13,102      11,734
   Total                                      701,148      662,094     653,793

OPERATING INCOME                              156,302      140,574     171,308

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds used during
  construction                                  2,846        1,073         539
 Deferred Wolf Creek carrying
  costs (Note 1)                                   -            -          791
 Miscellaneous                                 (2,486)       2,595      (3,829)
 Income taxes (Note 3)                          1,549         (505)      1,593
   Total                                        1,909        3,163        (906)

INCOME BEFORE INTEREST CHARGES                158,211      143,737     170,402

INTEREST CHARGES
 Long-term debt                                50,118       54,266      63,057
 Short-term notes                                 750        2,749       3,299
 Miscellaneous                                  4,113        2,173       2,665
 Allowance for borrowed funds used during
  construction                                 (2,542)      (1,785)     (2,512)
   Total                                       52,439       57,403      66,509

YEARLY RESULTS
 Net income                                   105,772       86,334     103,893
 Preferred stock dividend requirements          3,153        3,062       6,023
 Earnings available for common stock       $  102,619   $   83,272  $   97,870

 Average number of common shares
  outstanding                              61,908,726   61,908,726  61,908,726
 Earnings per common share                 $     1.66   $     1.35  $     1.58
 Cash dividends per common share           $     1.46   $     1.43  $     1.37

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31

                                                1993         1992        1991
                                                         (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $  105,772   $   86,334  $  103,893
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation                                91,110       88,768      86,795
   Amortization of:
    Nuclear Fuel                                8,705        9,583       6,199
    Deferred Wolf Creek costs                  13,102       13,102      10,943
    MPSC rate phase-in plan                     7,072        7,072       7,072
    Other                                       8,234        5,921       5,147
   Deferred income taxes (net)                 25,502       23,979      28,064
   Investment tax credit (net)                 (4,345)      (4,521)     (7,009)
   Allowance for equity funds used during
    construction                               (2,846)      (1,073)       (539)
   Cash flows affected by changes in:
    Receivables                               (10,245)       2,848      13,636
    Fuel inventories                            6,075         (859)        137
    Materials and supplies                      1,106          654         (98)
    Accounts payable                          (17,741)       4,838       2,861
    Accrued taxes                               7,936        2,404       2,995
    Accrued interest                            2,626          488      (1,244)
    Wolf Creek refueling outage accrual        (5,338)      12,600          -
    Settlement of fuel contracts                   -            -       (8,578)
   Other operating activities                   6,419        1,599       2,175
    Net cash provided by operating
     activities                               243,144      253,737     252,449

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures                   (129,199)    (129,559)   (122,447)
 Allowance for borrowed funds used during
  construction                                 (2,542)      (1,785)     (2,512)
 Other investing activities                       306       (4,589)     (5,404)
    Net cash used in investing activities    (131,435)    (135,933)   (130,363)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                   324,846      134,750     135,250
 Issuance of preferred stock                       -        50,000          -
 Retirement of long-term debt                (271,480)    (143,230)   (163,215)
 Retirement of preferred stock                     -       (13,000)    (40,000)
 Special deposit for the retirement of
  debt                                        (60,118)          -           -
 Premium on reacquired stock and long-term
  debt                                         (4,077)      (2,321)     (5,516)
 Increase (decrease) in short-term
  borrowings                                   (4,000)     (53,000)     42,500
 Dividends declared                           (93,556)     (91,277)    (90,232)
 Other financing activities                    (1,913)         274        (879)
    Net cash used in financing activities    (110,298)    (117,804)   (122,092)

 Net increase (decrease) in cash                1,411           -           (6)
 Cash at beginning of year                        128          128         134
 Cash at end of year                       $    1,539   $      128  $      128

 Cash paid during the year for:
   Interest (net of amount capitalized)    $   47,361   $   55,223  $   66,290
 Income taxes                              $   40,141   $   32,995  $   37,117

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CUMULATIVE PREFERRED STOCK AND LONG-TERM DEBT

                                                           December 31
                                                         1993        1992
CUMMULATIVE PREFERRED STOCK (Note 7)                      (in thousands)
$100 Par Value
   3.80% - 100,000 shares issued                      $  10,000   $  10,000
   4.50% - 100,000 shares issued                         10,000      10,000
   4.20% -  70,000 shares issued                          7,000       7,000
   4.35% - 120,000 shares issued                         12,000      12,000
No Par Value
   3.04%* - 500,000 shares issued                        50,000      50,000
     Total                                            $  89,000   $  89,000

CUMMULATIVE PREFERRED STOCK (REDEEMABLE) (Note 7)
$100 Par Value
   4.00% - 17,557 and 19,157 shares issued            $   1,756   $   1,916

LONG-TERM DEBT (EXCLUDING CURRENT MATURITIES) (Note 8)
First Mortgage Bonds
   7.33% weighted average rate, amounts redeemed
    in 1993                                           $      -    $ 244,980
   9.46% series due 1994                                     -       60,000
   5 7/8% series due 2007                                21,940      21,940
Secured by General Mortgage Bonds
   Medium-Term Notes due 1994-2008, 6.78% and 7.29%
    weighted average rate at December 31                378,750     220,000
   3.34%* Environmental Improvement Revenue
    Refunding Bonds due 2012-23                         122,846      31,000
Guaranty of Pollution Control Bonds
   5 3/4% series due 2003                                13,742      13,980
   3.15%* due 2015-17                                   196,500     196,500
Unamortized Premium and Discount (net)                     (114)       (191)
   Total                                              $ 733,664   $ 788,209


*  Variable rate securities, weighted average rate as of December 31, 1993



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                Year ended December 31
                                              1993       1992        1991
                                                    (in thousands)
Beginning Balance                          $ 405,985  $ 411,161   $ 399,294
Net Income                                   105,772     86,334     103,893

                                             511,757    497,495     503,187
Premium on Reacquired Preferred Stock             -         233       1,794
Dividends Declared:
   Preferred Stock, at required rates          3,169      2,747       5,417
   Common Stock - $1.46, $1.43 and $1.37
    per share                                 90,387     88,530      84,815
Ending Balance (Note 7)                    $ 418,201  $ 405,985   $ 411,161

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      System of Accounts

      The accounting records of Kansas City Power & Light Company (the Company) are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and generally accepted accounting principles.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and KLT Inc., a wholly-owned subsidiary. Intercompany balances and transactions have been eliminated. Because KLT Inc. is not an electric utility, its revenues and expenses have been classified under Other Income and Deductions in the Consolidated Statements of Income.

      KLT Inc. was formed in 1992 as a holding company for various non-regulated business opportunities. The Company's equity investment in KLT Inc. was $4.5 million and $1.5 million as of December 31, 1993 and 1992, respectively.

      Utility Plant

      Utility  plant is  stated at  historical costs  of construction.   These
costs include taxes, payroll-related costs, including pensions and other fringe benefits, and an allowance for funds used during construction.

      Allowance for Funds Used During Construction (AFDC)

      AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects and is capitalized as a cost of construction work in progress. The portion attributable to borrowed funds is reflected as a reduction of interest charges while the portion applicable to equity funds is shown as a non-cash item of other income. When a construction project is placed in service, the related AFDC, as well as other construction costs, is used to establish rates under regulatory rate practices. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.3% for 1993, 6.6% for 1992 and 7.7% for 1991.

      Depreciation and Maintenance

      Depreciation is computed on a straight-line basis for jurisdictional property based on depreciation rates approved by the Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC). Annual composite rates were approximately 2.9% during the last three years.

      Costs of improvements to units of property are charged to the utility plant accounts. Property units retired or otherwise disposed are charged to accumulated depreciation, along with removal costs, net of salvage. Repairs of property and replacements of items determined not to be units of property are expensed as incurred.

      Nuclear Plant Decommissioning Costs

      In 1986, the MPSC estimated the cost of decommissioning the Wolf Creek Generating Station (Wolf Creek) to be $103 million in 1985 dollars. In 1989, the KCC estimated the cost to be $206 million in 1988 dollars. Then, in 1992, the MPSC increased its estimate to $347 million in 1990 dollars. In accordance with MPSC and KCC requirements, the jurisdictional portions of the Company's 47% share of these costs (current level of $3.2 million, annually) are being recovered and charged to other operation expenses over the life of the plant and placed in an external trust fund to be used only for the physical decommissioning of Wolf Creek (immediate dismantlement method) which is not expected to occur prior to 2025. A study was filed with the KCC and MPSC during 1993 estimating the projected decommissioning costs to be $370 million in 1993 dollars. Based on this study, it is expected that the MPSC will determine that no increase in the current level of the Missouri jurisdictional funding and expenses will be necessary. A hearing before the KCC is expected during 1994.

      The investment in the trust fund, including reinvested earnings, was $14.3 million and $10.6 million at December 31, 1993 and 1992, respectively. These amounts are reflected in the Consolidated Balance Sheets under Investments and Nonutility Property with the related liabilities for decommissioning included in Deferred Credits and Other Liabilities-Other.

      Nuclear Fuel

      The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Currently, the Company pays a quarterly fee of one mill per kilowatt-hour of net nuclear generation to the DOE for future permanent disposal services. Disposal costs are charged to fuel expense and recovered through rates. These disposal services may not be available prior to 2013 although an interim facility may be available earlier. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel which, under current regulatory guidelines, can provide storage space until approximately 2006. The Company believes additional temporary storage space can be constructed or obtained, as necessary.

      Regulatory Assets

      Certain costs are recorded as regulatory assets when a rate order allows the deferral and inclusion of the amortization in rates or when it is probable, based on historical regulatory precedent, that future rates established by the regulators will recover amortization of the costs. If subsequent recovery is not permitted, any unamortized balance, net of tax, would reduce net income.

            Deferred Wolf Creek Costs

            Orders from the KCC and MPSC provided for continued construction accounting for ratemaking purposes after the September 3, 1985 commercial in-service date of Wolf Creek through September 30, 1985 and May 5, 1986, respectively. The deferral of certain other carrying costs was also authorized. These deferrals are being amortized and recovered in rates over an approximate 10 year period ending in 1996.

            Recoverable Taxes

            See Income Taxes below for discussion.

            Settlement Of Fuel Contracts

            The Company has deferred the cost incurred to terminate certain coal purchase contracts. These costs are being amortized through the year 2002.

            KCC Wolf Creek Carrying Costs

            As ordered by the KCC, the Company deferred certain carrying costs through June 1991. The recovery and corresponding amortization of this deferral over six years began in July 1991.

            MPSC Rate Phase-In Plan

            MPSC's 1986 Wolf Creek rate phase-in plan resulted in the deferral of a cash recovery of a portion of the cost of equity and the carrying costs on the deferral. Recovery of these deferrals was completed December 31, 1993.

            Effective January 1, 1994, the MPSC approved a 2.66% rate reduction (approximately $12.5 million annually) for the Company's Missouri retail customers primarily to reflect the completion of this amortization. The reduction will be spread evenly over the Missouri retail customer classes. This agreement with the MPSC and public counsel also includes a provision whereby none of the parties can file for a general increase or decrease in Missouri retail electric rates prior to January 1, 1996. Approximately two-thirds of total retail sales are from Missouri customers.

            Other

            Other regulatory assets include premium on redeemed debt, deferred flood costs, the deferral of costs to decommission and decontaminate federal uranium enrichment facilities and other costs. These deferrals are amortized over various periods extending to 2017.

      Fair Value of Financial Instruments

      The stated values of the Company's financial instruments as of December 31, 1993 and 1992 approximated the fair market values based on quoted market prices for the securities or for similar types of securities. If quotes were not available, the Company's incremental borrowing rate for similar types of debt was used.

      Revenue Recognition

      The Company utilizes cycle billing and accrues an estimated amount for unbilled revenue at the end of each reporting period.

      Income Taxes

      The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. This statement is not materially different from FASB Statement No. 96, which the Company adopted in 1988. As a result, the Company establishes deferred tax liabilities and assets, as appropriate, for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. These deferred tax assets and liabilities must be determined using the tax rates scheduled by the tax law to be in effect when the temporary differences reverse.

      The Regulatory Asset-Recoverable Taxes primarily reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences flowed through to ratepayers in the past. During 1993, the net change in the Regulatory Asset-Recoverable Taxes and Deferred income taxes included a $40 million increase resulting from the changes in the federal and Missouri state income tax laws effective January 1, 1993 and January 1, 1994, respectively. Although the Company has calculated its deferred tax assets and liabilities pursuant to FASB 109, operating income taxes were recorded in accordance with ratemaking principles. However, if FASB 109 were reflected in the Consolidated Statements of Income, net income would remain the same.

      Investment  tax  credits  have  been  deferred  when  utilized  and  are
amortized   to  income  over  the  remaining  service  lives  of  the  related properties.

      Accrued Refueling Outage Costs - Change In Accounting Principle

      Effective January 1992, the Company changed its method of accounting for incremental costs to be incurred during scheduled Wolf Creek refueling outages. Instead of expensing these costs as incurred, the Company is accruing forecasted outage costs evenly (monthly) over the unit's operating cycle which normally lasts approximately 18 months. The Company believes this method of accounting produces a more meaningful presentation of yearly results of operations than the prior method. Since the accrual began in January 1992, when Wolf Creek returned on-line from a refueling outage, there was no cumulative effect for the change in accounting principle. The pro forma effects for the year ended December 31, 1991 were not material but would have increased net income by $3.2 million ($0.05 per share). Because there was no refueling outage in 1992, the effect of this change decreased 1992 net income by $7.8 million ($0.13 per share).

      Environmental Matters

      The Company's policy is to accrue environmental and cleanup costs when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes it has appropriately recorded all such costs related to environmental matters.

      Reclassifications

      Certain reclassifications have been made to previously issued financial statements in order to conform with the 1993 presentation.

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

      Pension Plans

      The Company has defined benefit pension plans for all its regular employees, including officers, providing for benefits upon retirement, normally at age 65. In accordance with the Employee Retirement Income Security Act of 1974 (ERISA), the Company has satisfied at least its minimum funding requirements. Benefits under these plans reflect the employee's compensation, years of service and age at retirement.

      Provisions  for pensions are  determined under  the rules  prescribed by
FASB  Statement No. 87-Employers' Accounting  for Pensions.   The following is
the funded status of the plans:

                                                                December 31
                                                             1993        1992
                                                               (thousands)
Accumulated Benefit Obligation:
  Vested                                                   $ 209,193   $173,021
  Non-vested                                                   6,296      6,126
      Total                                                $ 215,489   $179,147

Determination of Plan Assets
  less Obligations:
    Fair value of plan assets <F1>                         $ 315,179   $272,001
    Projected benefit obligation <F2>                        279,525    241,902
      Difference                                           $  35,654   $ 30,099

Reconciliation of Difference:
  Contributions to trusts
    Prepaid                                                $  10,677   $  8,759
    Accrued liability                                         (6,304)    (4,881)
  Unamortized transition amount                               16,756     18,828
  Unrecognized net gain                                       18,197     11,494
  Unrecognized prior service cost                             (3,672)    (4,101)
      Difference                                           $  35,654   $ 30,099


<F1> Plan assets are  invested in insurance  contracts, corporate  bonds, equity securities, U.S. Government securities, notes, mortgages and short-term investments.

<F2> Based on  discount rates  of 7% in  1993 and 8%  in 1992;  and increases in future salary levels of 4% to 5% in 1993 and 5% to 6% in 1992.


Components of provisions for pensions (in thousands):


                                                  1993         1992       1991
Service cost                                   $   8,671    $  7,301    $ 6,162
Interest cost on projected benefit
  obligation                                      19,521      17,903     16,617
Actual return on plan assets                     (49,875)    (24,541)   (45,542)
Other                                             27,715       3,653     27,026
    Net periodic pension cost                  $   6,032    $  4,316    $ 4,263


Long-term rates of return on plan assets of 8% to 8.5% were used.

Postretirement Benefits Other Than Pensions

      In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees.

      During the first quarter of 1993 the Company adopted FASB Statement No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions. FASB 106 requires companies to accrue the cost of postretirement health care and life insurance benefits during an employee's active years of service. Previously, the Company expensed these costs as paid (pay-as-you-go). The Company currently recovers these costs through rates on a pay-as-you-go basis. As of December 31, 1992, the transition obligation under FASB 106 was approximately $23.5 million, with amortization over 20 years beginning in 1993.

Net periodic postretirement benefit cost (in thousands):
                                                                      1993
Service cost for benefits earned
  during the year                                                    $   616
Interest cost on the accumulated
  postretirement benefit obligation (APBO)                             1,893
Amortization of unrecognized
  transition obligation                                                1,175
    Net periodic postretirement cost                                   3,684
    Less: Pay-as-you-go costs                                          1,109
      Net increase in cost due to FASB 106                           $ 2,575

      The increase in the annual health care cost trend rate for 1994 is assumed to be 13%, decreasing gradually over a seven year period to its ultimate level of 6%. The Company's health care plan requires retirees to participate in the cost when premiums exceed a certain amount. Because of this provision, an increase in the assumed health care cost trend rate by 1% in each year would only increase the APBO as of December 31, 1993 by approximately $786,000 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $98,000.

      Reconciliation of the status of postretirement benefit plans to amounts recorded in the Consolidated Balance Sheets (in thousands):

                                                                  December 31
                                                                     1993
APBO:
  Retirees                                                         $ (10,672)
  Fully eligible active plan participants                             (6,405)
  Other active plan participants                                     (10,501)
    Unfunded APBO                                                    (27,578)
Unrecognized loss                                                      2,689
Unrecognized transition obligation                                    22,314
    Accrued postretirement benefit obligation
      (included in Deferred Credits
      and Other Liabilities - Other)                               $  (2,575)

      The weighted average discount rate of 7% and future salary level increases of 4% were used to determine the APBO.

      Long-Term Incentive Plan

      In 1992, the shareholders adopted a 10 year, Long-Term Incentive Plan for officers and key employees. Awards issued under the Plan cannot exceed three million common stock shares. During 1993 and 1992, awards to purchase 63,125 and 86,000 shares of common stock were granted with exercise prices of $23.875 and $21.625 per share, respectively. During 1993, awards to purchase 4,000 shares were canceled. Under granted stock options, recipients are entitled to receive accumulated dividends as though reinvested if the options are exercised and if the market price at the time of exercise equals or exceeds the grant price. Under the assumption that all shares will eventually be exercised, the Company expensed $0.1 million and $0.2 million in 1993 and 1992, respectively, representing accumulated dividends and the change in stock price since the date of grant. At December 31, 1993, options for 145,125 shares of common stock were outstanding and options for 41,000 shares were exercisable.

3. INCOME TAXES

      Income tax expense as shown in the Consolidated Statements of Income consists of the following:

                                           1993           1992          1991
                                                       (thousands)
Current income taxes:
  Federal                                 $  41,207      $ 28,081       $33,667
  State                                       5,589         4,657         5,556
    Total                                    46,796        32,738        39,223

Deferred income taxes, net:
  Federal                                    22,274        20,488        23,696
  State                                       3,228         3,491         4,368
    Total                                    25,502        23,979        28,064

Investment tax credit, net                   (4,345)       (4,521)       (7,009)
    Total income tax expense              $  67,953      $ 52,196       $60,278


   The following table shows a reconciliation of the federal statutory income tax rate to the effective rate reflected in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for a discussion of the Company's income tax policies.

                                         1993          1992           1991


Federal statutory income tax rate          35.0 %        34.0 %        34.0  %
Differences between book and tax
  depreciation not normalized               1.3           1.7           1.8
Amortization of investment tax
  credit                                   (2.5)         (3.3)         (4.3)
State income taxes                          3.3           3.9           4.0
Other                                       2.0           1.4           1.2
  Effective income tax rate                39.1 %        37.7 %        36.7  %

      The significant temporary differences resulting in deferred tax assets and liabilities in the Consolidated Balance Sheets are as follows:
                                                             December 31
                                                         1993           1992

                                                             (thousands)

Depreciation differences                              $  476,637    $  449,701
Recoverable taxes                                        122,000        94,000
Other                                                     25,534        26,968
  Net deferred income tax liability                   $  624,171    $  570,669


The net deferred income tax liability consists of the following:
                                                             December 31
                                                         1993           1992
                                                             (thousands)

Gross deferred income tax assets                      $  (63,187)   $ (64,746)
Gross deferred income tax liabilities                    687,358      635,415
  Net deferred income tax liability                   $  624,171    $ 570,669

4. COMMITMENTS AND CONTINGENCIES

      Nuclear Liability and Insurance

      The Price-Anderson Act currently limits the public liability of nuclear reactor owners to $9.4 billion, including attorney costs, for claims that could arise from a nuclear incident. Accordingly, the Company and the other owners of Wolf Creek have liability insurance coverage of this amount which consists of the maximum available commercial insurance of $200 million and Secondary Financial Protection (SFP). SFP coverage is funded by a mandatory program of deferred premiums assessed against all owners of licensed reactors for any nuclear incident anywhere in the country. The maximum assessment per reactor is $79.3 million ($37.3 million, Company's share) per incident. The owners of Wolf Creek are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($4.7 million, Company's share) per incident per year.

      The owners of Wolf Creek also have $2.8 billion of property damage, decontamination and decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear insurance pools provide $1.3 billion of coverage, while Nuclear Electric Insurance Limited (NEIL) provides $1.5 billion. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The remaining proceeds from the $2.8 billion insurance coverage ($1.3 billion, Company's share), if any, can be used for property damage up to $1.1 billion (Company's share), premature decommissioning costs up to $117.5 million (Company's share) in excess of funds previously collected for decommissioning (as discussed in Note
1) with the remaining $47 million (Company's share) available for either property damage or premature decommissioning costs.

      The owners of Wolf Creek have also procured extra expense insurance from NEIL. Under both the NEIL property and extra expense policies, the Company is subject to retroactive assessment if NEIL losses, with respect to each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum retroactive assessments for the Company's share under the policies total approximately $9 million per year.

      In the event of a catastrophic loss at Wolf Creek, the amount of insurance available may not be adequate to cover property damages and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by the Company and could have a material, adverse effect on the Company's financial condition and results of operations.

      Nuclear Fuel Commitments

      At December 31, 1993, Wolf Creek's nuclear fuel commitments (Company's share) were approximately $16 million for uranium concentrates through 1997, $126 million for enrichment through 2014 and $46 million for fabrication through 2014.

      Tax Matters

      The Company's federal income tax returns for the years 1985 through 1990 are presently under examination by the Internal Revenue Service (IRS). The IRS has issued Revenue Agent's Reports for the years 1985 through 1990. The Reports include proposed adjustments that would reduce the Company's Wolf Creek investment tax credit (ITC) by 25% or approximately $20 million and tax depreciation by 23% or approximately $190 million. These amounts include the continuing effect of the adjustments through December 31, 1993. These adjustments, principally, are based upon the IRS's contention that (i) certain start-up and testing costs considered by the Company to be costs of the plant, should be treated as licensing costs, which do not qualify for ITC or accelerated depreciation, and (ii) certain cooling and generating facilities should not qualify for ITC or accelerated depreciation.

      If the IRS were to prevail on all of these proposed adjustments, the Company would be obligated to make cash payments, calculated through December 31, 1993, of approximately $95 million for additional federal and state income taxes and $50 million for corresponding interest. After offsets for deferred income taxes, these payments would reduce net income by approximately $30 million.

      The Company has filed a protest with the appeals division of the IRS. Based upon their interpretation of applicable tax principles and the tax treatment of similar costs and facilities with respect to other plants, it is the opinion of management and outside tax counsel that the IRS's proposed Wolf Creek adjustments are substantially overstated. Management believes any additional taxes, together with interest, resulting from the final resolution of these matters will not be material to the Company's financial condition or results of operations.

      Environmental Matters

      The Company's operations must comply with federal, state and local environmental laws and regulations. The generation of electricity utilizes, produces and requires disposal of certain products and by-products including polychlorinated biphenyl (PCB's), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act, the "Superfund" law, imposes strict joint and several liability for those who generate, transport or deposit hazardous waste as well as the current property owner and predecessor owner at the time of contamination. The Company continually conducts environmental audits designed to detect contamination and assure compliance with governmental regulations. However, compliance programs necessary to meet future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to the Company's operations or facilities.

      Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Superfund law for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before the plant was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. The Company estimates that the cleanup could cost up to $10 million. The Company's estimate is based upon an evaluation of available information from on-going site investigation and assessment activities, including the costs of such activities.

      In August 1993, the Company, along with other parties to the lawsuit, received a letter from the Environmental Protection Agency (EPA) notifying each such party that it was considered a potentially responsible party for cleanup costs at the site. The EPA has also proposed to list the site on the National Priorities List.

      The Company believes it has several valid defenses to this action including the fact that the 1957 sales documents included clauses which require Interstate to indemnify the Company from and against all claims and damages arising after the sale. However, the Court in an October 1993 order rejected this position, ruling that the indemnity clauses were not sufficiently broad to indemnify for environmental cleanup. This order will be final for appeal after a trial to allocate the cleanup costs among the parties, which is expected in 1994. Even if unsuccessful on the liability issue, the Company does not believe its allocated share of the cleanup costs will be material to its financial condition or results of operations.

      Other Agreements

      Under long-term contractual arrangements, the Company's share of purchased coal totaled approximately $17 million in 1993 and $21 million in 1992 and 1991. The Company's share of purchase commitments in 1993 dollars under the remaining terms of the coal contracts is approximately $110 million. The Company also purchases coal on the spot market.

      The Company has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor, after which the Company is entitled to cancel the lease if able to secure an alternative transmission path. Total commitments under this lease are $1.9 million per year and approximately $60 million over the remaining life of the lease if the lease is not canceled.

      Under other leases, the Company incurred rental expense during the last three years of approximately $15 million to $19 million per year. Rental commitments under these leases for railroad cars, computer equipment, buildings, a transmission line and similar items are approximately $114 million over the remaining life of the leases with payments during each of the next five years ranging from a high of $17 million in 1994 to $8 million in 1998. Capital leases are not material to the Company and are included in the amounts discussed above.

      The Company has contracted to purchase capacity from other utilities through 2009. The obligations are as follows (cost in millions):

                                                 Cost      Megawatts (mw)
      1994                                      $12.4           470
      1995                                       15.1           450
      1996                                       19.4           500
      1997                                       22.8           500
      1998                                       22.8           500
      1999                                       22.8           500
      2000                                       16.6           150

      Thereafter -
        annual amounts through 2009              10.4           150

5. SALE OF ACCOUNTS RECEIVABLE

      In 1989, the Company entered into an agreement with a financial institution to sell, with limited recourse, an undivided interest in designated accounts receivable. Accounts receivable sold under this agreement totaled $60 million as of December 31, 1993, 1992 and 1991. Costs associated with the sale of customer accounts receivable of $2.2 million, $2.6 million and $3.5 million for 1993, 1992 and 1991, respectively, are included in Other Income and Deductions-Miscellaneous.

6. SHORT-TERM BORROWINGS

      The Company borrows short-term funds from banks and through the sale of commercial paper as needed. Under minimal fee arrangements, the Company has confirmed bank lines of credit totaling $153 million, of which $149 million remains available at December 31, 1993.

7. COMMON STOCK EQUITY, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

      Retained earnings at December 31, 1993 included $16 million which was not available for cash dividends on common stock under the provisions of the Indenture of Mortgage securing First Mortgage Bonds.

      During 1991, the Company reacquired and retired the 800,000 shares of the $2.33 and 800,000 shares of the $2.20 Cumulative No Par Preferred Stock with a combined stated value of $40 million. This transaction included a $4.7 million premium of which $2.9 million was charged against capital stock premium and expense and $1.8 million was charged against retained earnings.

      In February 1992, the Company redeemed and retired the 130,000 shares of the 7.72% Cumulative Preferred Stock with a par value of $13 million. The cost of redeeming this stock included a premium of $0.3 million which was charged against retained earnings.

      In April 1992, the Company issued $50 million, Cumulative No Par Preferred Stock, Auction Series A, stated value of $100 per share. The $0.9 million in costs associated with this issue were charged to capital stock premium and expense.

      The issued cumulative preferred stock of $91 million may be redeemed at the option of the Company at prices which, in the aggregate, total $91 million.

      Scheduled mandatory sinking fund requirements for the outstanding redeemable 4% Cumulative Preferred Stock are $160,000 per year.

      At December 31, 1993, the Company had authorized 407,557 shares of Cumulative Preferred Stock at a par value of $100 per share, 1,572,000 shares of Cumulative No Par Preferred Stock and 11,000,000 shares of Preference Stock without par value.

      If any dividends on its preferred stock are not declared and paid when scheduled, the Company could not declare or pay dividends on its common stock or acquire any shares in consideration thereof. If the amount of any such unpaid dividends equals four or more full quarterly dividends, the holders of preferred stock, voting as a single class, could elect representatives to the Company's Board of Directors.

      On January 3, 1994, the Company registered 2,000,000 shares of its common stock with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, common shareholders and employees and directors of the Company and its subsidiaries have the opportunity to purchase shares of the Company's common stock by reinvesting dividends and/or making optional cash payments. Rather than issuing new shares, the Company intends to purchase the shares for the Plan on the open market.

8. LONG-TERM DEBT

      First Mortgage Bonds

      The Company cannot issue additional First Mortgage Bonds authorized by the Indenture of Mortgage and Deed of Trust dated as of December 1, 1946, as supplemented, as long as any of the General Mortgage Bonds (discussed below) are outstanding. Substantially all of the Company's utility plant is pledged under the terms of the Indenture.

      At December 31, 1993, $60 million was held as a special deposit and used on January 5, 1994 to redeem the maturing $60 million First Mortgage Bonds.

      General Mortgage Bonds

      The Company is authorized to issue General Mortgage Bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The amount of additional bonds which may be issued is subject to certain restrictive provisions of the General Mortgage Indenture. The General Mortgage Indenture constitutes a mortgage lien on substantially all of the Company's utility plant and is junior to the lien of the First Mortgage. Upon retirement and/or maturity of the remaining outstanding First Mortgage Bonds, the General Mortgage Bonds will become first mortgage bonds.

      The Company pledged General Mortgage Bonds in the amount of $531 million to secure the outstanding $453 million (including $74 million classified as current maturities of long-term debt) and the unissued $78 million of Medium-Term Notes as of December 31, 1993.

      Scheduled Maturities

      The amount of long-term debt maturing in each of the next five years is as follows (in millions): 1994 - $134.5; 1995 - $30.0; 1996 - $47.3; 1997 -
$0.8; and 1998 - $61.9.


9. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

      The  Company  has  joint  ownership  agreements  with  other   utilities
providing undivided interests in utility plants at December 31, 1993 as follows (in millions of dollars):

                                             Wolf Creek     La Cygne       Iatan
                                                Unit          Units         Unit
Company's share                                     47%           50%           70%
Utility plant in service                    $    1,326     $     282     $     247
Estimated accumulated depreciation
  (Production plant only)                   $      270     $     150     $     111
Nuclear fuel, net                           $       30            -             -
Company's accredited capacity-mw                   532           678           469


      Each participant must provide its own financing. The Company's share of direct expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.


10. QUARTERLY OPERATING RESULTS
   (UNAUDITED)

                                        1st          2nd         3rd         4th
                                       Quarter     Quarter     Quarter     Quarter
                                                      (thousands)
1993
Operating revenues                   $  191,380  $  208,323  $  256,919  $  200,828
Operating income                     $   29,624  $   38,878  $   57,865  $   29,935
Net income                           $   15,800  $   25,731  $   44,920  $   19,321
Earnings per common share            $     0.24  $     0.40  $     0.72  $     0.30
1992
Operating revenues                   $  180,022  $  196,505  $  229,425  $  196,716
Operating income                     $   23,795  $   34,351  $   50,638  $   31,790
Net income                           $    8,321  $   21,335  $   38,044  $   18,634
Earnings per common share            $     0.12  $     0.33  $     0.60  $     0.29


    The business of the Company is subject to seasonal fluctuations with peak periods occurring during summer months. See Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion of items affecting quarterly results.

11. EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT ACCOUNTANTS' REPORT

    In March 1994, the Company offered a voluntary early retirement program to 411 eligible management and union employees. Eligible employees have until May 31, 1994 to decide whether or not to participate in the program. As of March 24, 1994, approximately 35% of eligible employees had elected to participate.

    The Company's last early retirement program in 1986 had a participation rate of approximately 60% of those eligible. While there is no way of knowing how many or which employees will elect to participate in the program, assuming the 1986 participation rate and using averages, the cost of the program to the Company would be approximately $22 million and would be recorded in the first half of 1994 as an expense when the employee elects to participate in the program. The Company estimates that these program costs would be offset by savings of payroll and benefit costs of approximately $6 million in 1994 and an average of $11 million per year for the period 1995 through 1998. These savings assume no replacements for retiring employees.

    The expense and savings of the program as discussed above are estimates and could change significantly because of changes from the assumed participation rate, mix of employees accepting the offer, and extent of replacements of retiring employees.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Kansas City Power & Light Company:

We have audited the consolidated financial statements and the financial statement schedules of Kansas City Power & Light Company listed in the index on page 39 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company as of December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for incremental nuclear refueling outage costs in 1992.




                                                       /s/Coopers & Lybrand
                                                         COOPERS & LYBRAND

Kansas City, Missouri
January 28, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information concerning directors required by Item 401 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated
March 11, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Executive Officers

      See Part I, page 7, entitled "Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 402 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated March 11, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

      The information required by Item 403 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated March 11, 1994, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
      REPORTS ON FORM 8-K
                                                                         Page
                                                                          No.
Financial Statements

a.
Consolidated Balance Sheets - December 31, 1993 and 1992              18-19

b.
Consolidated Statements of Income for the years ended
December 31, 1993, 1992 and 1991
                                          20

c. Consolidated Statements of Cash Flows for the years
ended December 31, 1993, 1992 and 1991
                                    21

d.
Consolidated Statements of Cumulative Preferred Stock &
Long-Term Debt - December 31, 1993 and 1992                                22

e.
Consolidated Statements of Retained Earnings for the
years ended December 31, 1993, 1992 and 1991                               22

f.
Notes to Consolidated Financial Statements                             23

g.
Report of Independent Accountants																																							37

Financial Statement Schedules

a.
Schedule V - Property, Plant and Equipment - For the years ended December 31, 1993, 1992 and 1991
                            42-44

b.
Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment - For the years ended
December 31, 1993, 1992 and 1991
                                        45-47

c.
Schedule IX - Short-Term Borrowings - December 31, 1993,
1992 and 1991
                                                             48


Compensatory Plans or Arrangements

     a.     Long-Term Incentive Plan                                       41

     b.     Indemnification Agreement entered into by the Company
            with each of its officers and directors                        41

     c.     Executive Incentive Compensation Plan                          41

     d.     Severance Agreement entered into by the Company with
            certain of its executive officers                              41

     e.     Supplemental Executive Retirement and Deferred
            Compensation Plan                                              41

Exhibits Required by Item 601 of Regulation S-K.

Exhibit
Number                                 Description of Document

3-a   *Restated Articles of Consolidation of the Company dated as of May 5, 1992
       Exhibit 4 to Registration Statement, Registration No. 33-54196).
3-b   *By-laws of the Company, as amended and in effect on December 31, 1993
       (Exhibit 3-b to Form 10-K for the year ended 1993).
4-a   *General Mortgage and Deed of Trust dated as of December 1, 1986, between the Company and United Missouri Bank N.A. (formerly United Missouri
       Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
4-b   *Third Supplemental Indenture dated as of April 1, 1991, to Indenture dated as of December 1, 1986 (Exhibit 4-aq to Registration Statement, Registration No. 33-42187).
4-c   *Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for year ended December 31, 1991).
4-d   *Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1992).
4-e   *Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).
4-f   *Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1993).
4-g   *Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).
4-h Ninth Supplemental indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986.
4-i   *Resolution of Board of Directors Establishing 3.80% Cumulative Preferred
       Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).
4-j   *Resolution of Board of Directors Establishing
       Stock (Exhibit 2-S to Registration Statement, Registration No. 2-40239).
4-k   *Resolution of Board of Directors Establishing 4.50% Cumulative Preferred
       Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).
4-l   *Resolution of Board of Directors Establishing 4.20% Cumulative Preferred
       Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).
4-m   *Resolution of Board of Directors Establishing 4.35% Cumulative Preferred
       Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4-n   *Certificate of Designation of Board of Directors Establishing the
       $50,000,000 Cumulative No Par Preferred Stock, Auction Series A
       (Exhibit 4-a to Form 10-Q dated March 31, 1992).
4-o   *Indenture for Medium-Term Note Program dated as of April 1, 1991, between the Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-42187).
4-p   *Indenture for Medium-Term Note Program dated as of February 15, 1992, between the Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).
4-q   *Indenture for Medium-Term Note Program dated as of November 15, 1992, between the Company and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).
10-a  *Copy of Wolf Creek Generating Station Ownership Agreement between Kansas
       City Power & Light Company, Kansas Gas and Electric Company and Kansas Electric Power Cooperative, Inc. (Exhibit 10-d to Form 10-K for the
       year ended December 31, 1981).
10-b  *Copy of Receivables Purchase Agreement dated as of September 27, 1989, between the Company, Commercial Industrial Trade-Receivables Investment Company and Citicorp North America, Inc., (Exhibit 10-p to Form 10-K
       for year ended December 31, 1989).
10-c  *Copy of Amendment to Receivables Purchase Agreement dated as of August 8,
       1991, between the Company, Commercial Industrial Trade-Receivables Investment Company and Citicorp North America, Inc. (Exhibit 10-m to
       Form 10-K for year ended December 31, 1991).
10-d  *Long-Term Incentive Plan (Exhibit 28 to Registration Statement,
       Registration No. 33-42187).
10-e  *Copy of Indemnification Agreement entered into by the Company with each of its officers and directors (Exhibit 10-O to Form 10-K for year ended December 31, 1986).
10-f  *Copy of Executive Incentive Compensation Plan (Exhibit 10-g to form 10-K for year ended December 31, 1986).
10-g  *Copy of Severance Agreement entered into by the Company with certain of its executive officers (Exhibit 10 to Form 10-Q dated June 30, 1993).
10-h   Copy of Supplemental Executive Retirement and Deferred Compensation Plan.
10-i   Copy of $50 million Letter of Credit and reimbursement agreement dated as of August 19, 1993, with The Toronto-Dominion Bank.
10-j   Copy of $56 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with Societe Generale, Chicago Branch.
10-k   Copy of $50 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with The Toronto-Dominion Bank.
10-l   Copy of $40 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with Deutsche Bank AG, acting through its New
       York and Cayman Islands Branches.
12     Computation of Ratios of Earnings to Fixed Charges.
23-a   Consent of Counsel.
23-b   Consent of Independent Public Accountants--Coopers & Lybrand.
24     Powers of Attorney.

 * Filed with the Securities and Exchange Commission as exhibits to prior registration statements (except as otherwise noted) and are incorporated herein by reference and made a part hereof. The exhibit number and file number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

      Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from the Company upon written request.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1993
           Column A                  Column B      Column C       Column D      Column E        Column F

                                    Balance at                                   Other         Balance at
                                    Beginning      Additions       Retire-     Changes -         End of
        Classification              of Period       at Cost         ments     Add(Deduct)        Period
                                                                 (Thousands)

   Electric Utility Plant
    Plant in service
     Steam production               $  727,202    $   44,287     $   7,727    $        -       $  763,762
     Nuclear production              1,304,921        11,369           587             -        1,315,703
     Other production                   41,949           527            -              -           42,476
     Transmission                      179,507         9,645         1,026            276         188,402
     Distribution                      810,053        43,963         6,884           (153)        846,979
     General                            62,750        17,044         2,604             24          77,214
     Intangibles                           365            -             -              -              365
     Property under capital lease        3,144            -             -            (319)<F3>      2,825
    Plant held for future use            3,168             2            -            (512)          2,658
    Construction work in progress       65,965         1,663<F1>        -             138          67,766
       Total                         3,199,024       128,500        18,828           (546)      3,308,150

   Nuclear Fuel                        112,945         6,087        12,448             -          106,584
       Total Utility Plant           3,311,969       134,587        31,276           (546)      3,414,734

   Nonutility Property                   4,573            -            795            227           4,005
       Total                        $3,316,542    $  134,587<F2> $  32,071    $      (319)     $3,418,739

   <F1> Additions are reflected net of electric utility plant completions.
   <F2> Includes allowance for funds used during construction.
   <F3> Amount reflects the reduction in capital lease obligations.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1992
           Column A                  Column B      Column C       Column D      Column E        Column F

                                    Balance at                                   Other         Balance at
                                    Beginning      Additions       Retire-     Changes -         End of
        Classification              of Period       at Cost         ments     Add(Deduct)        Period
                                                                 (Thousands)

   Electric Utility Plant
    Plant in service
     Steam production               $  717,689    $   16,387     $   6,869    $        (5)     $  727,202
     Nuclear production              1,304,071         7,567         6,717             -        1,304,921
     Other production                   41,475           680           209              3          41,949
     Transmission                      170,332        10,702         1,725            198         179,507
     Distribution                      774,897        46,816        11,704             44         810,053
     General                            47,505        22,644         5,173         (2,226)         62,750
     Intangibles                            95           270            -              -              365
     Property under capital lease           -          3,151            -              (7)          3,144
    Plant held for future use            4,216          (803)           -            (245)          3,168
    Plant acquisition adjustment            53            -             -             (53)<F3>          -
    Construction work in progress       57,706         8,259<F1>        -              -           65,965
       Total                         3,118,039       115,673        32,397         (2,291)      3,199,024

   Nuclear Fuel                         96,212        16,744            -             (11)        112,945
       Total Utility Plant           3,214,251       132,417        32,397         (2,302)      3,311,969

   Nonutility Property                   1,529           879            68          2,233           4,573
       Total                        $3,215,780    $  133,296<F2> $  32,465    $       (69)     $3,316,542

   <F1> Additions are reflected net of electric utility plant completions.
   <F2> Includes allowance for funds used during construction.
   <F3> In 1992, amortized to other income and deductions - miscellaneous.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1991
           Column A                  Column B      Column C       Column D      Column E        Column F

                                    Balance at                                   Other         Balance at
                                    Beginning      Additions       Retire-     Changes -         End of
        Classification              of Period       at Cost         ments     Add(Deduct)        Period
                                                                 (Thousands)

   Electric Utility Plant
    Plant in service
     Steam production               $  691,506    $   27,106     $     923    $        -       $  717,689
     Nuclear production              1,310,118         8,469        14,514             (2)      1,304,071
     Other production                   41,427            48            -              -           41,475
     Transmission                      162,202         8,754           708             84         170,332
     Distribution                      730,553        51,975         7,303           (328)        774,897
     General                            45,226         4,303         2,021             (3)         47,505
     Intangibles                            95            -             -              -               95
    Plant held for future use            3,921            50            -             245           4,216
    Plant acquisition adjustment            97            -             -             (44)             53
    Construction work in progress       52,759         4,947<F1>        -              -           57,706
       Total                         3,037,904       105,652        25,469            (48)      3,118,039

   Nuclear Fuel                         84,037        19,846         7,671             -           96,212
       Total Utility Plant           3,121,941       125,498        33,140            (48)      3,214,251

   Nonutility Property                   1,508            17            -               4           1,529
       Total                        $3,123,449    $  125,515<F2> $  33,140    $       (44)     $3,215,780

   <F1> Additions are reflected net of electric utility plant completions.
   <F2> Includes allowance for funds used during construction.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1993
    Column A               Column B          Column C              Column D        Column E    Column F

                                             Additions            Retirements

                           Balance    Charged to                         Removal    Other
                              at       Deprecia-   Charged              Cost and   Changes    Balance at
                          Beginning      tion      to Other   Property   Salvage     Add        End of
   Description            of Period       <F1>      Accounts   Retired     (Net)    (Deduct)     Period
                                                            (Thousands)

   Electric Utility Plant
    Steam production      $  350,011   $  25,720   $    810   $  7,727  $ 1,153   $    -      $  367,661
    Nuclear production       236,949      34,139         -         587      202        -         270,299
    Other production          28,342       1,723         -          -        29        -          30,036
    Transmission              72,561       4,080         -       1,026      174        -          75,441
    Distribution             247,032      23,374         -       6,884     (508)       -         264,030
    General                   13,399       1,880        106      2,604      (36)       -          12,817
    Retirement work in
      progress                   (28)         -          -          -       542        -            (570)
        Total                948,266      90,916        916     18,828    1,556        -       1,019,714

   Nuclear Fuel               78,735          -       8,705     12,448       -      1,730<F3>     76,722<F4>
        Total              1,027,001      90,916<F2>  9,621     31,276    1,556     1,730      1,096,436

   Nonutility Property           424          22         -          -        -         -             446
        Total             $1,027,425   $  90,938   $  9,621   $ 31,276  $ 1,556   $ 1,730     $1,096,882

   <F1> See Note 1 of Notes to Consolidated Financial Statements for a description of the depreciation policy.
   <F2> Depreciation on the Consolidated Statements of Income includes an additional $194,000 which represents amortization of certain costs recorded in Regulatory Assets - Other.
   <F3> Amount reflects an adjustment to nuclear fuel carrying value.
   <F4> The $76,722,000 of accumulated provision for amortization of nuclear fuel has been netted against nuclear fuel on the Consolidated Balance Sheets.  Nuclear fuel amortization is charged to fuel expense.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1992
    Column A               Column B          Column C              Column D        Column E    Column F

                                             Additions            Retirements

                           Balance    Charged to                         Removal     Other
                              at       Deprecia-   Charged              Cost and    Changes   Balance at
                          Beginning      tion      to Other   Property   Salvage      Add       End of
   Description            of Period       <F1>      Accounts   Retired     (Net)    (Deduct)     Period
                                                            (Thousands)

   Electric Utility Plant
    Steam production      $  331,330   $  25,075   $    790   $  6,869   $   315   $    -    $  350,011
    Nuclear production       209,884      34,014         -       6,686       263        -       236,949
    Other production          26,989       1,683         -         210       120        -        28,342
    Transmission              71,298       3,875         -       1,725       887        -        72,561
    Distribution             236,580      22,360         -      10,851       686      (371)     247,032
    General                   17,031       1,567        144      5,172      (161)     (332)      13,399
    Retirement work in
      progress                (1,330)         -          -          -     (1,302)       -           (28)
        Total                891,782      88,574<F2>    934     31,513       808      (703)     948,266

   Nuclear Fuel               69,152          -       9,583         -         -         -        78,735<F3>
        Total                960,934      88,574     10,517     31,513       808      (703)   1,027,001

   Nonutility Property            87          14         -          10        -        333          424
        Total             $  961,021   $  88,588   $ 10,517   $ 31,523   $   808   $  (370)  $1,027,425

   <F1> See Note 1 of Notes to Consolidated Financial Statements for a description of the depreciation policy.
   <F2> Depreciation on the Consolidated Statements of Income includes an additional $194,000 which represents amortization of certain costs recorded in Regulatory Assets - Other.
   <F3> The $78,735,000 of accumulated provision for amortization of nuclear fuel which has been netted against nuclear fuel on the Consolidated Balance Sheets.  Nuclear fuel amortization is charged to fuel expense.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                  SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                     FOR THE YEAR ENDED DECEMBER 31, 1991
    Column A               Column B          Column C              Column D        Column E    Column F

                                             Additions            Retirements

                           Balance    Charged to                         Removal     Other
                              at       Deprecia-   Charged              Cost and    Changes   Balance at
                          Beginning      tion      to Other   Property   Salvage      Add       End of
   Description            of Period       <F1>      Accounts   Retired     (Net)    (Deduct)     Period
                                                            (Thousands)

   Electric Utility Plant
    Steam production      $  307,415   $  24,344   $    755   $    923   $   261   $    -    $  331,330
    Nuclear production       190,428      34,159         -      14,514       189        -       209,884
    Other production          25,303       1,686         -          -         -         -        26,989
    Transmission              68,385       3,676         -         708        55        -        71,298
    Distribution             222,314      21,274         -       7,114      (201)      (95)     236,580
    General                   17,479       1,418        196      2,021        41        -        17,031
    Retirement work in
      progress                  (702)         -          -          -        628        -        (1,330)
        Total                830,622      86,557<F2>    951     25,280       973       (95)     891,782

   Nuclear Fuel               70,624          -       6,199      7,671        -         -        69,152<F3>
        Total                901,246      86,557      7,150     32,951       973       (95)     960,934

   Nonutility Property            87          -          -          -         -         -            87
        Total             $  901,333   $  86,557   $  7,150   $ 32,951   $   973   $   (95)  $  961,021

   <F1> See Note 1 of Notes to Consolidated Financial Statements for a description of the depreciation policy.
   <F2> Depreciation on the Consolidated Statements of Income includes an additional $238,000 which represents amortization of certain costs recorded in Regulatory Assets - Other ($194,000) and amortization of a unit train acquisition adjustment recorded in Utility Plant ($44,000).
   <F3> The $69,152,000 of accumulated provision for amortization of nuclear fuel which has been netted against nuclear fuel on the Consolidated Balance Sheets.  Nuclear fuel amortization is charged to fuel expense.

                                       KANSAS CITY POWER & LIGHT COMPANY
                                      SCHEDULE IX - SHORT-TERM BORROWINGS
         Column A               Column B     Column C      Column D        Column E       Column F

                                                                                          Weighted
                                                           Maximum                         Daily
                                                           Combined        Average        Average
                                             Weighted       Amount          Amount        Interest
   Category of Aggregate       Balance at     Average    Outstanding     Outstanding        Rate
   Short-Term Borrowings         End of      Interest       at any        During the     During the
            <F1>                  Period        Rate        Month End      Period <F2>    Period <F3>

   December 31, 1993

    Bank loans               $    4,000,000    4.47%    $    6,000,000   $     964,384     5.15%
    Commercial paper             25,000,000    3.96%        55,000,000      14,984,110     4.68%
    Combined                 $   29,000,000    4.03%    $   61,000,000   $  15,948,494     4.71%


   December 31, 1992

    Bank loans               $           -      -       $   36,500,000   $  18,594,000     5.43%
    Commercial paper             33,000,000    4.30%        64,000,000      41,125,000     4.23%
    Combined                 $   33,000,000    4.30%    $  100,500,000   $  59,719,000     4.60%


   December 31, 1991

    Bank loans               $   34,000,000    4.62%    $   34,000,000   $  13,444,000     7.61%
    Commercial paper             52,000,000    5.13%        52,000,000      36,315,000     6.27%
    Combined                 $   86,000,000    4.93%    $   86,000,000   $  49,759,000     6.63%

   <F1> Short-term borrowings normally mature in less than three months with an interest rate determined at the time of borrowing or on a daily basis.
   <F2> The average is based on a daily average.
   <F3> The weighted daily average interest rate during the year is determined by dividing interest expense, including commitment fees, by the average daily balance (Column E).  Commitment fees of $213,000, $196,900 and $175,500 were charged to interest expense for 1993, 1992 and 1991, respectively.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 25th day of March, 1994.

                                KANSAS CITY POWER & LIGHT COMPANY

                                By        /s/Drue Jennings
                                           (Drue Jennings)
                                 Chairman of the Board, President and
                                        Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                    Title                         Date
                              Chairman of the Board and     )
 /s/Drue Jennings             President (Principal          )
      (Drue Jennings)         Executive Officer)            )
                                                            )
                              Senior Vice President-Finance )
 /s/B. J. Beaudoin            (Principal Financial          )
   (B. J. Beaudoin)           Officer)                      )
                                                            )
 /s/Neil Roadman              Controller (Principal         )
   (Neil Roadman)             Accounting Officer            )
                                                            )
   William H. Clark*          Director                      )
                                                            )
   Robert J. Dineen*          Director                      ) March 25, 1994
                                                            )
                                                            )
   Arthur J. Doyle*           Director                      )
                                                            )
   W. Thomas Grant II*        Director                      )
                                                            )
   George E. Nettels, Jr.*    Director                      )
                                                            )
   George A. Russell*         Director                      )
                                                            )
   Dr. Linda Hood Talbott*    Director                      )
                                                            )
   Robert H. West*            Director                      )
                                                            )

*By  /s/Drue Jennings
     (Drue Jennings)
      Attorney-in-fact