Form 10-Q
period 1994-03-31
KANSAS CITY POWER & LIGHT CO
filed 1994-05-11
CIK 54476

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to

                          Commission file number 1-707

                         KANSAS CITY POWER & LIGHT COMPANY
             (Exact name of registrant as specified in its charter)

              Missouri                                 44-0308720
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                 1201 Walnut, Kansas City, Missouri   64106-2124
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:  (816) 556-2200





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at April 29, 1994 was 61,908,726 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         KANSAS CITY POWER & LIGHT COMPANY
                            CONSOLIDATED BALANCE SHEETS

                                                    March 31       December 31
                                                      1994             1993
ASSETS                                                     (Thousands)

UTILITY PLANT, at original cost
 Electric                                         $  3,263,377     $ 3,240,384
 Less-Accumulated depreciation                       1,039,361       1,019,714
  Net utility plant in service                       2,224,016       2,220,670
 Construction work in progress                          66,470          67,766
 Nuclear fuel, net of amortization of
  $79,311,000 and $76,722,000                           32,195          29,862
   Total                                             2,322,681       2,318,298

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS            26,526          29,118

REGULATORY ASSET - RECOVERABLE TAXES                   122,000         122,000

INVESTMENTS AND NONUTILITY PROPERTY                     35,789          28,454

CURRENT ASSETS
 Cash                                                    5,441           1,539
 Special deposits                                           -           60,118
 Receivables
  Customer accounts receivable                          16,413          29,320
  Other receivables                                     20,699          19,340
 Fuel inventories, at average cost                      13,344          14,550
 Materials and supplies, at average cost                44,826          44,157
 Prepayments                                             3,567           4,686
 Deferred income taxes                                   5,069           3,648
   Total                                               109,359         177,358

DEFERRED CHARGES
 Regulatory Assets
  Settlement of fuel contracts                          19,527          20,634
  KCC Wolf Creek carrying costs                          8,891           9,575
  Other                                                 30,706          31,899
 Other deferred charges                                  7,486          17,732
   Total                                                66,610          79,840

   Total                                          $  2,682,965     $ 2,755,068

LIABILITIES

CAPITALIZATION (Note 2)
 Common stock-authorized 150,000,000 shares
  without par value-61,908,726 shares issued
  and outstanding-stated value                    $    449,697     $   449,697
 Retained earnings                                     404,383         418,201
 Capital stock premium and expense                      (1,736)         (1,747)
  Common stock equity                                  852,344         866,151
 Cumulative preferred stock                             89,000          89,000
 Cumulative preferred stock (redeemable)                 1,596           1,756
 Long-term debt                                        737,018         733,664
   Total                                             1,679,958       1,690,571


CURRENT LIABILITIES
 Notes payable to banks                                  5,000           4,000
 Commercial paper                                       33,000          25,000
 Current maturities of long-term debt                   74,250         134,488
 Accounts payable                                       36,260          59,421
 Dividends declared                                        423             423
 Accrued taxes                                          40,046          27,800
 Accrued interest                                        8,811          15,575
 Accrued payroll and vacations                          17,531          20,127
 Accrued refueling outage costs                         10,375           7,262
 Other                                                   7,598           8,531
   Total                                               233,294         302,627

DEFERRED CREDITS
 Deferred income taxes                                 629,666         627,819
 Deferred investment tax credits                        86,099          87,185
 Other                                                  53,948          46,866
   Total                                               769,713         761,870

COMMITMENTS AND CONTINGENCIES (Note 1)

   Total                                          $  2,682,965     $ 2,755,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                         CONSOLIDATED STATEMENTS OF INCOME

                                  Three Months Ended      Twelve Months Ended
                                       March 31                 March 31
                                  1994        1993         1994        1993
                                                 (Thousands)

ELECTRIC OPERATING REVENUES    $  199,295  $  191,380   $  865,365  $  814,026

OPERATING EXPENSES
 Operation
  Fuel                             38,009      31,325      136,801     126,044
  Purchased power                   6,482       5,775       32,110      23,772
  Other (Note 3)                   58,562      44,168      199,027     178,959
 Maintenance                       18,816      18,102       79,264      78,626
 Depreciation                      23,331      22,511       91,930      89,199
 Taxes
  Income                            6,748      11,162       65,088      56,302
  General                          23,468      23,669       95,458      94,547
 Amortization of
  MPSC rate phase-in plan              -        1,768        5,304       7,072
  Deferred Wolf Creek costs         3,276       3,276       13,102      13,102
   Total                          178,692     161,756      718,084     667,623

OPERATING INCOME                   20,603      29,624      147,281     146,403

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction            473         542        2,777       1,615
 Miscellaneous                        123        (260)      (2,103)      2,711
 Income taxes                          79         162        1,466        (529)
   Total                              675         444        2,140       3,797

INCOME BEFORE INTEREST CHARGES     21,278      30,068      149,421     150,200

INTEREST CHARGES
 Long-term debt                    10,380      13,781       46,717      54,206
 Short-term notes                     338         198          890       1,706
 Miscellaneous                      1,188         901        4,400       2,366
 Allowance for borrowed funds
  used during construction           (519)       (612)      (2,449)     (1,891)
   Total                           11,387      14,268       49,558      56,387

PERIOD RESULTS
 Net income                         9,891      15,800       99,863      93,813
 Preferred stock
  dividend requirements               807         827        3,133       3,293
 Earnings available for
  common stock                 $    9,084  $   14,973   $   96,730  $   90,520

 Average number of common
  shares outstanding           61,908,726  61,908,726   61,908,726  61,908,726
 Earnings per common share     $     0.15  $     0.24   $     1.56  $     1.46
 Cash dividends per common
  share                        $     0.37  $     0.36   $     1.47  $     1.44

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three Months Ended    Twelve Months Ended
                                            March 31              March 31
                                         1994      1993       1994       1993
                                                      (Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $  9,891  $  15,800  $  99,863  $ 93,813
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                        23,331     22,511     91,930    89,199
    Amortization of:
     Nuclear fuel                        2,589      1,714      9,580    10,085
     Deferred Wolf Creek costs           3,276      3,276     13,102    13,102
     MPSC rate phase-in plan                -       1,768      5,304     7,072
     Other                               2,647      1,944      8,937     6,380
    Deferred income taxes (net)            426      9,321     16,607    27,734
    Investment tax credit (net)         (1,086)    (1,086)    (4,345)   (4,520)
    Allowance for equity funds used
     during construction                  (473)      (542)    (2,777)   (1,615)
    Cash flows affected by changes in:
     Receivables                        11,548     10,054     (8,751)   (4,075)
     Fuel inventories                    1,206      1,274      6,007     1,380
     Materials and supplies               (669)       480        (43)      827
     Accounts payable                  (23,161)   (31,024)    (9,878)    6,170
     Accrued taxes                      12,246     10,486      9,696     4,508
     Accrued interest                   (6,764)     2,419     (6,557)   (1,809)
     Wolf Creek refueling outage
      accrual                            3,113     (4,851)     2,626     5,029
    Early retirement program costs      14,000         -      14,000        -
    Other operating activities          (1,312)     2,158      2,949     1,230
      Net cash provided by operating
       activities                       50,808     45,702    248,250   254,510

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures             (29,148)   (28,347)  (130,000) (136,117)
 Allowance for borrowed funds used
  during construction                     (519)      (612)    (2,449)   (1,891)
 Other investing activities             (6,456)    (3,651)    (2,499)   (7,602)
      Net cash used in investing
       activities                      (36,123)   (32,610)  (134,948) (145,610)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt             38,922    168,000    195,768   302,750
 Issuance of preferred stock                -          -          -     50,000
 Retirement of long-term debt          (95,920)   (83,000)  (284,400) (191,230)
 Temporary investments for the
  retirement of debt                    60,118    (38,824)    38,824   (27,759)
 Premium on reacquired stock and
  long-term debt                            -      (1,776)    (2,301)   (3,685)
 Increase (decrease) in short-term
  borrowings                             9,000    (33,000)    38,000  (146,000)
 Dividends declared                    (23,709)   (23,139)   (94,126)  (92,319)
 Other financing activities                806       (222)      (885)      464
      Net cash used in financing
       activities                      (10,783)   (11,961)  (109,120) (107,779)


NET INCREASE IN CASH                     3,902      1,131      4,182     1,121

CASH AT BEGINNING OF PERIOD              1,539        128      1,259       138

CASH AT END OF PERIOD                 $  5,441  $   1,259  $   5,441  $  1,259

CASH PAID DURING THE PERIOD FOR:
 Interest, net of amount capitalized  $ 17,493  $  11,358  $  53,496  $ 56,420
 Income taxes                         $  7,098  $   4,709  $  42,530  $ 33,435

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                    Three Months Ended     Twelve Months Ended
                                         March 31               March 31
                                     1994        1993        1994       1993
                                                   (Thousands)

Beginning balance                 $ 418,201   $ 405,985   $ 398,646  $ 397,152

Net income                            9,891      15,800      99,863     93,813
                                    428,092     421,785     498,509    490,965
Dividends declared                   23,709      23,139      94,126     92,319

Ending balance                    $ 404,383   $ 398,646   $ 404,383  $ 398,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

     In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in conjunction with the financial statements and the notes thereto, included in the Company's annual report to the Securities and Exchange Commission on Form 10-K for the year 1993.

1.   COMMITMENTS AND CONTINGENCIES

TAX MATTERS

     The Company's federal income tax returns for the years 1985 through 1990 are presently under examination by the Internal Revenue Service (IRS). The IRS has issued Revenue Agent's Reports for the years 1985 through 1990. The Reports include proposed adjustments that would reduce the Company's Wolf Creek investment tax credit (ITC) by 25% or approximately $20 million and tax depreciation by 23% or approximately $195 million. These amounts include the continuing effect of the adjustments through March 31, 1994. These adjustments, principally, are based upon the IRS's contention that (i) certain start-up and testing costs considered by the Company to be costs of the plant, should be treated as licensing costs, which do not qualify for ITC or accelerated depreciation, and (ii) certain cooling and generating facilities should not qualify for ITC or accelerated depreciation.

     If the IRS were to prevail on all of these proposed adjustments, the Company would be obligated to make cash payments, calculated through March 31, 1994, of approximately $95 million for additional federal and state income taxes and $50 million for corresponding interest. After offsets for deferred income taxes, these payments would reduce net income by approximately $30 million.

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

ENVIRONMENTAL MATTERS

     Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Federal Comprehensive Environmental Response, Compensation and Liability Act, (the Superfund law) for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before the plant was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. The Company estimates that the cleanup could cost up to $10 million. The Company's estimate is based upon an evaluation of available information from on-going site investigation and assessment activities, including the costs of such activities.

     In August 1993, the Company, along with other parties to the lawsuit, received a letter from the Environmental Protection Agency (EPA) notifying each such party that it was considered a potentially responsible party for cleanup costs at the site. The EPA has also proposed to list the site on the National Priorities List.

     The Company believes it has several valid defenses to this action including the fact that the 1957 sales documents included clauses which require Interstate to indemnify the Company from and against all claims and damages arising after the sale. However, in 1993 the Court rejected this position, ruling that the indemnity clauses were not sufficiently broad to indemnify for environmental cleanup. This order will be final for appeal after a trial to allocate the cleanup costs among the parties, which is expected in 1994. Even if unsuccessful on the liability issue, the Company does not believe its allocated share of the cleanup costs will be material to its financial condition or results of operations.

2.   CAPITALIZATION

     In February 1994, the Company issued $35.9 million of its General Mortgage Bonds ($21.9 million due 2018 and $14.0 million due 2015) at a variable rate to support $35.9 million City of LaCygne, Kansas Environmental Improvement Revenue Refunding Bonds (Kansas City Power & Light Company Project) Series 1994. The proceeds from the issuance were used to redeem at par value the $21.9 million City of LaCygne, Kansas Pollution Control Revenue Refunding Bonds collateralized with the Company's 5 7/8% First Mortgage Bonds due 2007, and the $14.0 million 5 3/4% City of LaCygne, Kansas Pollution Control Revenue Bonds due 2003.

     Under the Indenture of Mortgage and Deed of Trust dated December 1, 1946, as supplemented, a portion of retained earnings was not available for cash dividends on common stock. Following the redemption of the 5 7/8% First Mortgage Bond, this Indenture was retired. The remaining restriction relating to the payment of dividends is set forth in the Restated Articles of Consolidation and would apply in the event common equity falls to 25% of total capitalization.

3.   EARLY RETIREMENT

     In March 1994, the Company offered a voluntary early retirement program to 411 eligible management and union employees. Eligible employees have until May 31, 1994 to decide whether or not to participate.

     Through March 31, 1994, 167 of 411 eligible employees had already elected to participate in the program. As a result, based on an estimated average cost per employee, the Company expensed $14 million ($0.14 per share) in the first quarter for the costs of the program relating to those 167 employees who had accepted. As of May 10, 1994, 108 additional employees had elected to participate. An additional expense will be accrued in the second quarter for those employees accepting the offer between April 1, 1994 and May 31, 1994.

     It is expected that future savings of payroll and benefits will offset the program costs in less than two years if no retiring employees are replaced.
The extent of necessary replacements is unknown at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Three month period -     three months ended March 31, 1994
                                   compared to three months ended
                                   March 31, 1993.

          Twelve month period -    twelve months ended March 31, 1994
                                   compared to twelve months ended
                                   March 31, 1993.

KILOWATT (KWH) SALES AND OPERATING REVENUES
Sales and revenue data:
                                   Increase (Decrease)
                                      From Prior Year
                             Three Month      Twelve Month
                                Period           Period
                            KWH  Revenues      KWH  Revenues
                                (Millions)         (Millions)
Retail sales:
 Residential                 - %  $  (1)       10 %  $  25
 Commercial                  1 %      -         3 %      7
 Industrial                  4 %      -         4 %      3
 Other                      (4)%      -        (1)%      -
  Total retail               1 %     (1)        5 %     35
Sales for resale:
 Bulk power sales           68 %      9        31 %     16
 Other                       - %      -         3 %      -
  Total operating revenues           $8                $51


     Effective January 1, 1994, Missouri jurisdictional retail rates were reduced 2.66%, or approximately $12.5 million annually, primarily to reflect the end of the Missouri Public Service Commission (MPSC) rate phase-in amortization. This agreement with the MPSC and public counsel also includes a provision whereby none of the parties can file for a general increase or decrease in Missouri retail electric rates prior to January 1, 1996. Approximately two-thirds of total retail sales are from Missouri customers. Other tariffs have not changed materially since 1988. Less than 1% of the Company's revenues are affected by an automatic fuel adjustment provision.

     Residential and commercial sales for the twelve month period reflect closer to normal temperatures during the 1994 period compared to the abnormally mild weather during the 1993 period. Based on the Company's records of cooling degree days above 65 degrees Fahrenheit, the summer of 1992 was the coolest since 1950. Industrial kwh sales for the twelve month period reflect increased large customer usage in the steel, auto manufacturing, grain processing and plastic container production sectors. In addition, both the three and twelve month periods reflect basic load growth.

     Bulk power sales reflect an increase in the number of sales commitments, the Company's high unit availability, and the requirements of other electric systems.

     The level of future kwh sales will depend upon weather conditions, customer conservation efforts, competing fuel sources and the overall economy of the Company's service territory. Sales to industrial customers, such as steel and auto manufacturers, are also affected by the national economy. The level of bulk power sales in the future will depend upon the availability of generating units, fuel costs, requirements of other electric systems and the Company's system requirements. Sales could also be affected by issues facing the electric utility industry such as transmission access, demand-side management programs, increased competition and retention of large industrial customers. Alternative sources of electricity, such as cogeneration, could affect the retention of, and future sales to large industrial customers.

FUEL, PURCHASED POWER AND OTHER OPERATION EXPENSES

     Combined fuel and purchased power expenses increased for the three and twelve month periods reflecting additional sales. These increases were partially offset by decreased coal costs.

     Other operation expenses increased during the three and twelve month periods primarily reflecting the $14 million ($0.14 per share) first quarter accrual for estimated costs of the voluntary early retirement program. See
Note 3 to the Consolidated Financial Statements - Early Retirement for more detail including additional second quarter expenses and future savings of the program.

     The twelve month period also reflects increased fossil plant production expenses and the additional accrual of postretirement benefits.

     The Company continues to place emphasis on cost control. Processes are being reviewed and changed to provide increased efficiencies and improved operations.

INCOME TAXES

     In addition to reflecting an increase in income subject to tax, income tax expense increased by approximately $2 million for the twelve month period due to an increase in federal income tax rates.

     The Company estimates state income tax expense will increase approximately $1 million in 1994 reflecting a change in the Missouri state income tax law.

OTHER INCOME AND DEDUCTIONS

     Miscellaneous and Income Taxes - the twelve months ended March 31, 1993 reflects gains from the sale of property and other contract settlements.

INTEREST CHARGES

     The decrease in interest charges for the three and twelve month periods reflect lower average levels of long-term debt outstanding and the refinancing of long-term debt with lower fixed or variable rate debt.

EARNINGS PER SHARE (EPS)

     EPS for the three and twelve month periods reflects the $14 million ($0.14 per share) first quarter decrease for estimated costs of the early retirement program. See Note 3 to the Consolidated Financial Statements - Early Retirement for more detail including additional second quarter expenses and future savings of the program.

     The effects of weather increased the twelve month period EPS approximately $0.18. Although both twelve months ended March 31 were affected by milder than normal temperatures, the twelve months ended March 31, 1994 reflects closer to normal temperatures compared to the prior twelve month period. Based on a statistical relationship between sales and the differences in actual and normal temperatures for the year, the Company estimates the effects of abnormal weather for the twelve month periods were as follows:

                                          Twelve Months Ended
                                                March 31
                                            1994       1993

Estimated effects of
   abnormal weather on EPS                $(0.11)    $(0.29)


     In addition, EPS for the three and twelve month periods reflects reduced interest costs because the Company has refinanced a significant portion of its long-term debt to take advantage of lower interest rates.

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

     See Note 1 to the Consolidated Financial Statements-Commitments and Contingencies-Environmental Matters for a discussion of costs of compliance with environmental laws and regulations and a potential liability (which the Company believes is not material to its financial condition or results of operations) for cleanup costs under the Superfund law.


WOLF CREEK

     Wolf Creek is one of the Company's principal generating facilities representing approximately 17% of the Company's accredited generating capacity and 26% of the Company's annual kwh generation and has the lowest fuel cost of any of its generating facilities.

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

CAPITAL REQUIREMENTS AND LIQUIDITY

     See Note 2 to the Consolidated Financial Statements - Capitalization regarding the refinancing of long-term debt.

     The Company currently uses an accelerated depreciation method for tax purposes. The accelerated depreciation on the Wolf Creek plant has reduced the Company's tax payments during the last three years by approximately $30 million per year. Accelerated depreciation on Wolf Creek ends in 1994.

     See Note 1 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters for a discussion of the Company's federal income tax returns for the years 1985 through 1990 which are presently under audit by the Internal Revenue Service.

     In order to take advantage of the potential benefits inherent in a larger energy system, the Company might incur additional debt and/or issue additional equity to finance system growth or new growth opportunities, through business combinations or other investments such as an exempt wholesale generator.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

A Current Report on Form 8-K providing financial information for the year ended December 31, 1993 was filed by the Company on February 11, 1994.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KANSAS CITY POWER & LIGHT COMPANY

Dated:  May 11, 1994

                                             /s/Drue Jennings
                                               (Drue Jennings)
                                            (Chief Executive Officer)

Dated:  May 11, 1994

                                             /s/Neil Roadman
                                               (Neil Roadman)
                                           (Principal Accounting Officer)