Form 10-Q
period 1994-06-30
KANSAS CITY POWER & LIGHT CO
filed 1994-08-02
CIK 54476

Form 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1994

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

   Yes  (X)  No ( )

   The number of shares outstanding of the registrant's Common stock at July 31, 1994 was 61,898,726 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         KANSAS CITY POWER & LIGHT COMPANY
                            CONSOLIDATED BALANCE SHEETS

                                                    June 30        December 31
                                                      1994             1993
ASSETS                                                     (Thousands)

UTILITY PLANT, at original cost
 Electric                                         $  3,266,190     $ 3,240,384
 Less-Accumulated depreciation                       1,056,379       1,019,714
  Net utility plant in service                       2,209,811       2,220,670
 Construction work in progress                          75,953          67,766
 Nuclear fuel, net of amortization of
  $82,147,000 and $76,722,000                           40,312          29,862
   Total                                             2,326,076       2,318,298

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS            23,934          29,118

REGULATORY ASSET - RECOVERABLE TAXES                   122,000         122,000

INVESTMENTS AND NONUTILITY PROPERTY                     52,647          28,454

CURRENT ASSETS
 Cash                                                    7,508           1,539
 Special deposits                                           -           60,118
 Receivables
  Customer accounts receivable                          37,366          29,320
  Other receivables                                     24,035          19,340
 Fuel inventories, at average cost                      14,884          14,550
 Materials and supplies, at average cost                45,030          44,157
 Prepayments                                             4,054           4,686
 Deferred income taxes                                   6,287           3,648
   Total                                               139,164         177,358

DEFERRED CHARGES
 Regulatory Assets
  Settlement of fuel contracts                          18,434          20,634
  KCC Wolf Creek carrying costs                          8,208           9,575
  Other                                                 30,047          31,899
 Other deferred charges                                  7,786          17,732
   Total                                                64,475          79,840

   Total                                          $  2,728,296     $ 2,755,068

LIABILITIES

CAPITALIZATION (Note 2)
 Common stock-authorized 150,000,000 shares
  without par value-61,908,726 shares issued
  -stated value                                   $    449,697     $   449,697
 Retained earnings                                     405,441         418,201
 Capital stock premium and expense                      (1,736)         (1,747)
  Common stock equity                                  853,402         866,151
 Cumulative preferred stock                             89,000          89,000
 Cumulative preferred stock (redeemable)                 1,596           1,756
 Long-term debt                                        717,301         733,664
   Total                                             1,661,299       1,690,571

CURRENT LIABILITIES
 Notes payable to banks                                  2,000           4,000
 Commercial paper                                       60,000          25,000
 Current maturities of long-term debt                   82,750         134,488
 Accounts payable                                       42,290          59,421
 Dividends payable                                         423             423
 Accrued taxes                                          34,634          27,800
 Accrued interest                                       11,759          15,575
 Accrued payroll and vacations                          20,226          20,127
 Accrued refueling outage costs                         13,487           7,262
 Other                                                   9,293           8,531
   Total                                               276,862         302,627

DEFERRED CREDITS
 Deferred income taxes                                 634,465         627,819
 Deferred investment tax credits                        85,012          87,185
 Other                                                  70,658          46,866
   Total                                               790,135         761,870

COMMITMENTS AND CONTINGENCIES (Note 1)

   Total                                          $  2,728,296     $ 2,755,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                      KANSAS CITY POWER & LIGHT COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended        Six Months Ended       Twelve Months Ended
                                          June 30                  June 30                  June 30
                                     1994        1993         1994        1993         1994        1993
                                                                (Thousands)

  ELECTRIC OPERATING REVENUES     $  223,108  $  208,323   $  422,403  $  399,703   $  880,150  $  825,844

  OPERATING EXPENSES
   Operation
    Fuel                              35,331      28,239       73,340      59,564      143,893     126,414
    Purchased power                    8,065       6,610       14,547      12,385       33,565      24,529
    Other (Note 3)                    56,451      46,276      115,013      90,444      209,202     181,335
   Maintenance                        20,114      20,047       38,930      38,149       79,331      77,206
   Depreciation                       23,451      22,635       46,782      45,146       92,746      89,615
   Taxes
    Income                            16,521      17,003       23,269      28,165       64,606      60,452
    General                           23,779      23,592       47,247      47,261       95,645      95,189
   Amortization of
    MPSC rate phase-in plan               -        1,768           -        3,536        3,536       7,072
    Deferred Wolf Creek costs          3,275       3,275        6,551       6,551       13,102      13,102
     Total                           186,987     169,445      365,679     331,201      735,626     674,914

  OPERATING INCOME                    36,121      38,878       56,724      68,502      144,524     150,930

  OTHER INCOME AND DEDUCTIONS
   Allowance for equity funds
    used during construction             639         709        1,112       1,251        2,707       2,324
   Miscellaneous                      (2,008)       (848)      (1,885)     (1,108)      (3,263)       (209)
   Income taxes                        1,324         383        1,403         545        2,407         520
     Total                               (45)        244          630         688        1,851       2,635


  INCOME BEFORE INTEREST CHARGES      36,076      39,122       57,354      69,190      146,375     153,565

  INTEREST CHARGES
   Long-term debt                     10,387      12,810       20,767      26,591       44,294      53,754
   Short-term notes                      398         223          736         421        1,065         935
   Miscellaneous                       1,131       1,027        2,319       1,928        4,504       2,734
   Allowance for borrowed funds
    used during construction            (616)       (669)      (1,135)     (1,281)      (2,396)     (2,067)
     Total                            11,300      13,391       22,687      27,659       47,467      55,356

  PERIOD RESULTS
   Net income                         24,776      25,731       34,667      41,531       98,908      98,209
   Preferred stock
    dividend requirements                835         775        1,642       1,602        3,193       3,246
   Earnings available for
    common stock                  $   23,941  $   24,956   $   33,025  $   39,929   $   95,715  $   94,963

  Average number of common
   shares outstanding             61,902,133  61,908,726   61,905,411  61,908,726   61,907,082  61,908,726
  Earnings per common share       $     0.38  $     0.40   $     0.53  $     0.64   $     1.55  $     1.53
  Cash dividends per
   common share                   $     0.37  $     0.36   $     0.74  $     0.72   $     1.48  $     1.44
  <F1>
  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Six Months Ended     Twelve Months Ended
                                            June 30                June 30
                                         1994      1993       1994       1993
                                                      (Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $ 34,667  $  41,531  $  98,908  $ 98,209
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                        46,782     45,146     92,746    89,615
    Amortization of:
     Nuclear fuel                        5,425      3,065     11,065     8,665
     Deferred Wolf Creek costs           6,551      6,551     13,102    13,102
     MPSC rate phase-in plan               -        3,536      3,536     7,072
     Other                               5,136      4,029      9,341     7,012
    Deferred income taxes (net)          4,007     22,675      6,834    36,172
    Investment tax credit (net)         (2,173)    (2,173)    (4,345)   (4,379)
    Allowance for equity funds used
     during construction                (1,112)    (1,251)    (2,707)   (2,324)
    Cash flows affected by changes in:
     Receivables                       (12,741)    (7,150)   (15,836)  (15,683)
     Fuel inventories                     (334)       923      4,818     4,059
     Materials and supplies               (873)     1,006       (773)    1,246
     Accounts payable                  (17,131)   (33,311)    (1,561)    5,105
     Accrued taxes                       6,834      8,153      6,617       (42)
     Accrued interest                   (3,816)     1,983     (3,173)    1,995
     Wolf Creek refueling outage
      accrual                            6,225    (11,500)    12,387    (4,914)
    Early retirement program costs      24,227         -      24,227        -
    Other operating activities           8,180      7,100      7,499    11,250
      Net cash provided by operating
       activities                      109,854     90,313    262,685   256,160

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures             (62,453)   (60,764)  (130,888) (138,192)
 Allowance for borrowed funds used
  during construction                   (1,135)    (1,281)    (2,396)   (2,067)
 Purchases of investment securities    (21,011)    (2,854)   (21,279)   (2,854)
 Other investing activities              2,539     (3,042)     9,009    (8,122)
      Net cash used in investing
       activities                      (82,060)   (67,941)  (145,554) (151,235)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt             48,955    233,000    140,801   352,500
 Retirement of long-term debt         (117,170)  (232,000)  (156,650) (342,230)
 Special deposits                       60,118         -          -     11,157
 Premium on reacquired stock and
  long-term debt                            -      (3,717)      (360)   (5,626)
 Increase (decrease) in short-term
  borrowings                            33,000     28,000      1,000   (26,000)
 Dividends paid                        (47,427)   (46,202)   (94,781)  (92,412)
 Other financing activities                699       (519)      (695)   (1,393)
      Net cash used in financing
       activities                      (21,825)   (21,438)  (110,685) (104,004)


NET INCREASE IN CASH                     5,969        934      6,446       921

CASH AT BEGINNING OF PERIOD              1,539        128      1,062       141

CASH AT END OF PERIOD                 $  7,508  $   1,062  $   7,508  $  1,062

CASH PAID DURING THE PERIOD FOR:
 Interest, net of amount capitalized  $ 25,186  $  24,570  $  47,977  $ 51,381
 Income taxes                         $ 23,143  $   9,779  $  53,505  $ 34,334

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                     Six Months Ended      Twelve Months Ended
                                          June 30                June 30
                                     1994        1993        1994       1993
                                                   (Thousands)

Beginning balance                 $ 418,201   $ 405,985   $ 401,314  $ 395,517

Net income                           34,667      41,531      98,908     98,209
                                    452,868     447,516     500,222    493,726
Dividends declared                   47,427      46,202      94,781     92,412

Ending balance                    $ 405,441   $ 401,314   $ 405,441  $ 401,314

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

   1.   COMMITMENTS AND CONTINGENCIES

   TAX MATTERS

        The Company's federal income tax returns for the years 1985 through 1990 are presently under examination by the Internal Revenue Service (IRS). The IRS has issued Revenue Agent's Reports for the years 1985 through 1990. The Reports include proposed adjustments that would reduce the Company's Wolf Creek investment tax credit (ITC) by 25% or approximately $20 million and tax depreciation by 23% or approximately $200 million. These amounts include the continuing effect of the adjustments through June 30, 1994. These adjustments, principally, are based upon the IRS's contention that
   (i) certain start-up and testing costs considered by the Company to be costs of the plant should be treated as licensing costs, which do not qualify for ITC or accelerated depreciation, and (ii) certain cooling and generating facilities should not qualify for ITC or accelerated depreciation.

        If the IRS were to prevail on all of these proposed adjustments, the Company would be obligated to make cash payments, calculated through June 30, 1994, of approximately $100 million for additional federal and state income taxes and $50 million for corresponding interest. After offsets for deferred income taxes, these payments would reduce net income by approximately $30 million.

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

   ENVIRONMENTAL MATTERS

        Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Federal Comprehensive Environmental Response, Compensation and Liability Act, (the Superfund law) for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before it was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. The Company estimates that the cleanup could cost up to $10 million. The Company's estimate is based upon an evaluation of available information from on-going site investigation and assessment activities, including the costs of such activities.

        In August 1993, the Company, along with other parties to the lawsuit, received a letter from the Environmental Protection Agency (EPA) notifying each such party that it was considered a potentially responsible party for cleanup costs at the site. The EPA has also proposed to list the site on the National Priorities List.

        The Company believes it has several valid defenses to this action including the fact that the 1957 sales documents includes clauses which require Interstate to indemnify the Company from and against all claims and damages arising after the sale. However, in 1993 the Court rejected this position, ruling that the indemnity clauses were not sufficiently broad to indemnify for environmental cleanup. This order will be final for appeal after a trial to allocate the cleanup costs among the parties, which is expected in 1994. Even if unsuccessful on the liability issue, the Company does not believe its allocated share of the cleanup costs will be material to its financial condition or results of operations.

   2.   CAPITALIZATION

        During the second quarter, the Company reacquired 10,000 shares of its common stock to be used for future distribution. The cost of the reacquired shares has been included in Investments and Nonutility Property on the Consolidated Balance Sheets.

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

   3.   EARLY RETIREMENT

        In March 1994, the Company offered a voluntary early retirement program to 411 eligible management and union employees. Of the 411 eligible employees, 332, or 81%, elected to participate in the program. Based on an actuarial valuation, the Company expensed $10 million ($0.10 per share) in the second quarter, resulting in total program costs of $24 million ($0.24 per share) recorded in the six months ended June 30, 1994.

        It is expected that future savings of payroll and benefits will offset the program costs in less than two years assuming minimal replacements of retiring employees.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Three month period -      three months ended June 30, 1994
                                  compared to three months ended
                                  June 30, 1993.

        Six month period -        six months ended June 30, 1994
                                  compared to six months ended
                                  June 30, 1993.

        Twelve month period -     twelve months ended June 30, 1994
                                  compared to twelve months ended
                                  June 30, 1993.

   KILOWATT (KWH) SALES AND OPERATING REVENUES
   Sales and revenue data:
                                   Increase (Decrease)
                                      From Prior Year
                         Three Month     Six Month    Twelve Month
                           Period         Period         Period
                        KWH  Revenues   KWH  Revenues  KWH  Revenues
                            (Millions)      (Millions)     (Millions)
   Retail sales:
    Residential         10 %   $  5      5 %   $  4    10 %   $  25
    Commercial           6 %      3      4 %      2     3 %       7
    Industrial           2 %     (1)     3 %      -     3 %       1
    Other               (4)%      -     (4)%      -    (4)%       -
    Total retail         6 %      7      4 %      6     5 %      33
   Sales for resale:
    Bulk power sales    64 %      8     66 %     17    40 %      21
    Other               (7)%      -     (3)%      -     - %       -
     Total operating
      revenues                 $ 15            $ 23           $  54


        Effective January 1, 1994, Missouri jurisdictional retail rates were reduced 2.66%, or approximately $12.5 million annually, primarily to reflect the end of the Missouri Public Service Commission (MPSC) rate phase-in amortization. This agreement with the MPSC and public counsel also includes a provision whereby none of the parties can unilaterally file for a general increase or decrease in Missouri retail electric rates prior to January 1, 1996. Approximately two-thirds of total retail sales are from Missouri customers.

        Other tariffs have not changed materially since 1988. Less than 1% of the Company's revenues are affected by an automatic fuel adjustment provision.

        Residential and commercial sales increased for the three and six month periods reflecting warmer temperatures during the 1994 periods. While the 1994 twelve months ended reflects relatively mild weather, temperatures were closer to normal than the unseasonably mild weather during the prior twelve month period. Based on the Company's records of cooling degree days above 65 degrees Fahrenheit, the summer of 1992 was the coolest since 1950. In addition, the three, six and twelve month periods reflect basic load growth.

        Bulk power sales reflect the Company's high unit availability and its greater emphasis on entering new interchange markets.

        The level of future kwh sales will depend upon weather conditions, customer conservation efforts, competing fuel sources and the overall economy of the Company's service territory. Sales to industrial customers, such as steel and auto manufacturers, are also affected by the national economy. The level of bulk power sales in the future will depend upon the availability of generating units, fuel costs, requirements of other electric systems and the Company's system requirements. Sales could also be affected by issues facing the electric utility industry such as transmission access, demand-side management programs, increased competition and retention of large industrial customers. Alternative sources of electricity, such as cogeneration, could affect the retention of, and future sales to, large industrial customers.

   FUEL, PURCHASED POWER AND OTHER OPERATION EXPENSES

        Combined fuel and purchased power expenses increased for the three, six and twelve month periods to support additional sales. Fuel costs for all 1994 periods reflect reduced coal costs.

        Other operation expenses increased for the three, six and twelve month periods due to the costs associated with the voluntary early retirement program. The Company expensed $10 million ($0.10 per share) in the second quarter, resulting in total program costs of $24 million ($0.24 per share) recorded in the six and twelve months ended June 30, 1994. See Note 3 to the Consolidated Financial Statements - Early Retirement for more detail including future savings of the program.

        The Company continues to place emphasis on cost control. Processes are being reviewed and changed to provide increased efficiencies and improved operations. This will also allow the Company to assimilate work performed by those who elected to participate in the early retirement program.

   INCOME TAXES

        In addition to reflecting an increase in income subject to tax, income tax expense for the twelve month period increased by approximately $2 million due to changes in federal and Missouri income tax laws.

        The Company estimates 1994 state income tax expense will increase approximately $1 million over 1993 reflecting a change in the Missouri state income tax law.

   INTEREST CHARGES

        The decrease in interest charges for the three, six and twelve month periods reflects lower average levels of long-term debt outstanding and the refinancing of long-term debt with lower fixed or variable rate debt.

   EARNINGS PER SHARE (EPS)

        EPS was reduced $0.10 for the quarter ended June 30, 1994 and $0.24 for the six and twelve month periods reflecting the cost of the voluntary early retirement program. (See Note 3 to the Consolidated Financial Statements - Early Retirement for more detail including future savings of the program.)

        The effects of weather increased the 1994 twelve month EPS over 1993 by approximately $0.15. Although the twelve months ended June 30, 1994 and 1993 were both affected by milder than normal temperatures, the 1994 twelve months ended reflects closer to normal temperatures compared to the same period last year. Based on a statistical relationship between sales and the differences in actual and normal temperatures for the year, the Company estimates the effects of abnormal weather were as follows:

                                            Twelve Months Ended
                                                  June 30
                                               1994       1993

   Estimated effects of
      abnormal weather on EPS                $(0.07)    $(0.22)


        EPS for the three, six and twelve month periods also reflects increased bulk power sales, decreased coal costs, and reduced interest costs resulting from the refinancing of a significant portion of the Company's long-term debt.

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

        The Company currently uses an accelerated depreciation method for tax purposes. The accelerated depreciation on the Wolf Creek plant has reduced the Company's tax payments during the last three years by approximately $30 million per year. Accelerated depreciation on Wolf Creek ends in 1994. The Company is investigating and implementing various tax planning strategies to minimize future tax payments resulting from the loss of this deduction.

        See Note 1 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters for a discussion of the Company's federal income tax returns for the years 1985 through 1990 which are presently under audit by the Internal Revenue Service.

        In order to take advantage of the potential benefits inherent in a larger energy system, the Company might incur additional debt and/or issue additional equity to finance system growth or new growth opportunities, through business combinations or other investments.


PART II - OTHER INFORMATION


Item 4.  Submission of matters to a Vote of Security Holders.

The Company held its Annual Meeting on May 3, 1994. The following directors were elected by cumulative voting to hold office until the next Annual Meeting of Shareholders in 1995.


                                                      Abstentions
                                                (Withheld Authority
                                Votes Cast        to Vote For All
                                   For               Directors)

      David L. Bodde            55,397,900            467,198
      William H. Clark          55,544,111            467,198
      Robert J. Dineen          55,621,392            467,198
      Arthur J. Doyle           55,492,770            467,198
      W. Thomas Grant II        54,452,076            467,198
      Drue Jennings             55,673,334            467,198
      George E. Nettels, Jr.    55,683,968            467,198
      Linda Hood Talbott        55,639,355            467,198
      Robert H. West            55,680,493            467,198


The appointment of Coopers & Lybrand as independent auditors was also ratified by the following vote:

           For                  55,105,136
           Against                 269,260
           Abstentions             668,957


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibit 10 - Copy of Railcar Lease dated as of April 15, 1994, between Shawmut Bank Connecticut, National
           Association, as Lessor and Kansas City Power & Light
           Company, as Lessee

(b) No reports of Form 8-K have been filed for the quarter ended June 30, 1994

                              SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 2, 1994

                                          /s/Drue Jennings
                                            (Drue Jennings)
                                       (Chief Executive Officer)

Dated:  August 2, 1994

                                          /s/Neil Roadman
                                            (Neil Roadman)
                                      (Principal Accounting Officer)