Form 10-Q
period 1994-09-30
KANSAS CITY POWER & LIGHT CO
filed 1994-10-27
CIK 54476

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         ____________________________


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at October 26, 1994 was 61,902,078 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                   September 30  December 31
                                                       1994          1993
ASSETS                                                    (Thousands)

UTILITY PLANT, at original cost
 Electric                                           $3,307,841    $3,240,384
 Less-Accumulated depreciation                       1,075,501     1,019,714
  Net utility plant in service                       2,232,340     2,220,670
 Construction work in progress                          56,005        67,766
 Nuclear fuel, net of amortization of
  $84,463,000 and $ 76,722,000                          39,210        29,862
    Total                                            2,327,555     2,318,298

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS            21,343        29,118

REGULATORY ASSET - RECOVERABLE TAXES                   122,000       122,000

INVESTMENTS AND NONUTILITY PROPERTY                     70,448        28,454

CURRENT ASSETS
 Cash and temporary investments                         28,088         1,539
 Special deposits                                            0        60,118
 Receivables
 Customer accounts receivable                           38,025        29,320
 Other receivables                                      20,251        19,340
 Fuel inventories, at average cost                      14,647        14,550
 Materials and supplies, at average cost                43,700        44,157
 Prepayments                                             1,727         4,686
 Deferred income taxes                                   4,772         3,648
    Total                                              151,210       177,358

DEFERRED CHARGES
 Regulatory Assets
  Settlement of fuel contracts                          17,529        20,634
  KCC Wolf Creek carrying costs                          7,523         9,575
  Other                                                 28,753        31,899
 Other deferred charges                                  9,797        17,732
    Total                                               63,602        79,840

Total                                               $2,756,158    $2,755,068

LIABILITIES

Capitalization (Note 2)
 Common stock-authorized 150,000,000 shares
  without par value-61,908,726 shares issued -
  stated value                                        $449,697      $449,697
 Retained earnings                                     431,143       418,201
 Capital stock premium and expense                      (1,736)       (1,747)
 Common stock equity                                   879,104       866,151
 Cumulative preferred stock                             89,000        89,000
 Cumulative preferred stock (redeemable)                 1,596         1,756
 Long-term debt                                        754,686       733,664
    Total                                            1,724,386     1,690,571

CURRENT LIABILITIES
 Notes payable to banks                                  1,000         4,000
 Commercial paper                                            0        25,000
 Current maturities of long-term debt                   82,750       134,488
 Accounts payable                                       41,647        59,421
 Dividends payable                                         423           423
 Accrued taxes                                          64,557        27,800
 Accrued interest                                        9,059        15,575
 Accrued payroll and vacations                          19,577        20,127
 Accrued refueling outage costs                          9,455         7,262
 Other                                                   9,438         8,531
   Total                                               237,906       302,627

DEFERRED CREDITS
 Deferred income taxes                                 636,487       627,819
 Deferred investment tax credits                        83,926        87,185
 Other                                                  73,453        46,866
   Total                                               793,866       761,870

Commitments and Contingencies (Note 1)

   Total                                            $2,756,158    $2,755,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended            Nine Months Ended           Twelve Months Ended
                                        September 30                 September 30                 September 30
                                      1994         1993            1994         1993            1994         1993
                                                                      (Thousands)

ELECTRIC OPERATING REVENUES         $253,771     $256,919        $676,174     $656,622        $877,002     $853,338

OPERATING EXPENSES
 Operation
 Fuel                                 33,631       35,311         106,971       94,875         142,213      128,761
 Purchased power                      11,721        9,632          26,268       22,017          35,654       28,310
 Other(Note 3)                        44,920       49,819         159,933      140,263         204,303      185,619
 Maintenance                          15,828       19,047          54,758       57,196          76,112       78,234
 Depreciation                         23,580       22,869          70,362       68,015          93,457       90,320
 Taxes
 Income                               32,794       31,179          56,063       59,344          66,221       67,901
 General                              26,563       26,153          73,810       73,414          96,055       95,862
 Amortization of:
  MPSC rate phase-in plan                  0        1,768               0        5,304           1,768        7,072
  Deferred Wolf Creek costs            3,276        3,276           9,827        9,827          13,102       13,102
    Total                            192,313      199,054         557,992      530,255         728,885      695,181

OPERATING INCOME                      61,458       57,865         118,182      126,367         148,117      158,157

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction               621          842           1,733        2,093           2,486        2,700
 Miscellaneous                          (929)      (1,769)         (2,814)      (2,877)         (2,423)      (2,528)
 Income taxes                            889          750           2,292        1,295           2,546        1,398
    Total                                581         (177)          1,211          511           2,609        1,570


INCOME BEFORE INTEREST CHARGES        62,039       57,688         119,393      126,878         150,726      159,727

INTEREST CHARGES
 Long-term debt                       11,143       12,190          31,910       38,781          43,247       52,107
 Short-term notes                        278          241           1,014          662           1,102          820
 Miscellaneous                         1,000        1,094           3,319        3,022           4,410        3,934
 Allowance for borrowed funds
  used during construction              (481)        (757)         (1,616)      (2,038)         (2,120)      (2,219)
    Total                             11,940       12,768          34,627       40,427          46,639       54,642

PERIOD RESULTS
 Net income                           50,099       44,920          84,766       86,451         104,087      105,085
 Preferred stock
  dividend requirements                  880          772           2,522        2,374           3,301        3,189
 Earnings available for
  common stock                        49,219       44,148          82,244       84,077         100,786      101,896

Average number of common
 shares outstanding               61,900,912   61,908,726      61,903,895   61,908,726      61,905,113   61,908,726
Earnings per common share              $0.80        $0.72           $1.33        $1.36           $1.63        $1.65
Cash dividends per
 common share                          $0.38        $0.37           $1.12        $1.09           $1.49        $1.45
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Nine Months Ended    Twelve Months Ended
                                        September 30            September 30
                                       1994       1993         1994      1993
                                                     (Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                          $84,766     $86,451    $104,087  $105,085
 Adjustments to reconcile net income
  to net cash provided by operating
    activities:
 Depreciation                         70,362      68,015      93,457    90,320
 Amortization of:
  Nuclear fuel                         7,741       5,881      10,565     8,648
  Deferred Wolf Creek costs            9,827       9,827      13,102    13,102
  MPSC rate phase-in plan                  0       5,304       1,768     7,072
  Other                                7,413       7,923       7,724     9,383
 Deferred income taxes (net)           7,544      29,117       3,929    38,524
 Investment tax credit (net)          (3,259)     (3,259)     (4,345)   (4,378)
 Allowance for equity funds used
   during construction                (1,733)     (2,093)     (2,486)   (2,700)
 Cash flows affected by changes in:
  Receivables                         (9,616)    (14,883)     (4,978)  (22,234)
  Fuel inventories                       (97)      4,126       1,852     5,717
  Materials and supplies                 457       1,261         302     1,777
  Accounts payable                   (17,774)    (32,326)     (3,189)   10,568
  Accrued taxes                       36,757      36,469       8,224     3,542
  Accrued interest                    (6,516)     (1,346)     (2,544)   (6,924)
  Wolf Creek refueling outage
    accrual                            2,193      (8,200)      5,055    (4,906)
 Pension and postretirement benefit
     obligations (Note 3)             30,048          29      31,924     1,112
 Other operating activities            4,995       4,673       4,836     1,169
  Net cash provided by operating
   activites                         223,108     196,969     269,283   254,877

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures           (89,282)    (87,834)   (130,647) (132,225)
 Allowance for borrowed funds used
   during construction                (1,616)     (2,038)     (2,120)   (2,219)
 Purchases of investments            (37,942)     (3,109)    (37,955)   (3,109)
 Other investing activities            2,215       2,705       2,938    (2,064)
  Net cash used in investing
   activities                       (126,625)    (90,276)   (167,784) (139,617)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt           86,340     233,000     178,186   277,000
 Retirement of long-term debt       (117,170)   (232,000)   (156,650) (303,230)
 Special deposits                     60,118           0           0    31,007
 Premium on reacquired stock and
   long-term debt                          0      (3,717)       (360)   (5,626)
 Increase (decrease) in short-term
   borrowings                        (28,000)    (33,000)      1,000   (20,000)
 Dividends paid                      (71,824)    (69,883)    (95,497)  (92,959)
 Other financing activities              602        (524)       (787)     (890)
  Net cash used in financing
   activities                        (69,934)   (106,124)    (74,108) (114,698)


NET INCREASE IN CASH                  26,549         569      27,391       562

CASH AT BEGINNING OF PERIOD            1,539         128         697       135

CASH AT END OF PERIOD                $28,088        $697     $28,088      $697

CASH PAID DURING THE PERIOD FOR:
Interest, net of amount capitalized  $38,682     $40,023     $46,020   $59,363
Income taxes                         $35,257     $18,715     $56,683   $34,839

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                       Nine Months Ended    Twelve Months Ended
                                        September 30            September 30
                                       1994       1993         1994      1993
                                                     (Thousands)

Beginning balance                   $418,201    $405,985    $422,553  $410,427

Net income                            84,766      86,451     104,087   105,085
  Subtotal                           502,967     492,436     526,640   515,512
Dividends declared                    71,824      69,883      95,497    92,959

Ending balance                      $431,143    $422,553    $431,143  $422,553

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

1.   COMMITMENTS AND CONTINGENCIES

  TAX MATTERS

     The Company's federal income tax returns for the years 1985 through 1990 are presently under examination by the Internal Revenue Service (IRS). The IRS has issued Revenue Agent's Reports for the years 1985 through 1990. The Reports include proposed adjustments that would reduce the Company's Wolf Creek investment tax credit (ITC) by 25% or approximately $20 million and tax depreciation by 23% or approximately $205 million. These amounts include the continuing effect of the adjustments through September 30, 1994. These adjustments, principally, are based upon the IRS's contention that (i) certain start-up and testing costs considered by the Company to be costs of the plant should be treated as licensing costs, which do not qualify for ITC or accelerated depreciation, and (ii) certain cooling and generating facilities should not qualify for ITC or accelerated depreciation.

     If the IRS were to prevail on all of these proposed adjustments, the Company would be obligated to make cash payments, calculated through September 30, 1994, of approximately $100 million for additional federal and state income taxes and $55 million for corresponding interest. After offsets for deferred income taxes, these payments would reduce net income by approximately $35 million.

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

  ENVIRONMENTAL MATTERS

     The Company's policy is to act in an environmentally responsible manner utilizing the latest technological processes possible to avoid and treat contamination. The Company accrues environmental and cleanup costs when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While continually conducting environmental audits designed to assure compliance with governmental regulations and detect contamination, the regulations are constantly evolving and governmental bodies may impose additional or more rigid environmental regulations which could require substantial changes to the Company's operations or facilities.

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

     The Company believes it has several valid defenses to this action including the fact that the 1957 sales documents include clauses which require Interstate to indemnify the Company from and against all claims and damages arising after the sale. However, in 1993 the Court rejected this position, ruling that the indemnity clauses were not sufficiently broad to indemnify for environmental cleanup. This order will be final for appeal after a trial to allocate the cleanup costs among the parties, which is expected in 1995. Even if unsuccessful on the liability issue, the Company does not believe its allocated share of the cleanup costs will be material to its financial condition or results of operations.

  NUCLEAR PLANT DECOMMISSIONING COSTS

     Estimated decommissioning costs for the Wolf Creek Generating Station (Wolf Creek) were recently revised by the Missouri Public Service Commission
(MPSC) and the Kansas Corporation Commission (KCC). The estimates for decontamination, dismantlement and site restoration costs were based on the immediate dismantlement method. Decommissioning of the plant is not expected to start before 2025. The following table shows each commission's estimated costs and assumptions (in 1993 dollars):

                                             KCC            MPSC
Undiscounted estimated decommissioning
costs:
     Total Station                       $1.3 billion   $1.8 billion
     Company's 47% share                 $595 million   $859 million

Discounted estimated decommissioning
costs:
     Total Station                       $370 million   $370 million
     Company's 47% share                 $174 million   $174 million

Commission estimated escalation factor:     3.45%          4.50%

Commission estimated return on trust
assets:                                     6.48%          7.66%

     These estimated costs are higher than prior estimates due to increasing cost factors, including significant increases in assumed disposal costs for low-level radioactive waste. Total discounted decommissioning costs were estimated by the KCC in 1989 to be $206 million in 1988 dollars and, by the MPSC in 1992, to be $347 million in 1990 dollars.

     The Company is currently contributing to a tax qualified decommissioning trust fund (approximately $3 million for each of the last three years) to be used to decommission the unit. These costs are being charged to other operation expenses and recovered over the expected life of the plant. Recent tax law changes regarding nuclear decommissioning trust funds allow for investments in higher yielding securities. As a result, no increase in annual contributions to the trust fund are anticipated during the next two years despite increases in the decommissioning estimate.

     The trust fund balance, including reinvested earnings, was $17.0 million at September 30, 1994 and $14.3 million at December 31, 1993. These amounts are reflected in the Consolidated Balance Sheets under Investments and Nonutility Property with the related liabilities for decommissioning included in Deferred Credits and Other Liabilities - Other.

     The Financial Accounting Standards Board is currently reviewing the accounting for obligations for decommissioning of nuclear power plants including the balance sheet presentation of estimated decommissioning costs.


2.   CAPITALIZATION

     As of September 30, 1994 the Company held approximately 6,600 shares of its common stock to be used for future distribution. The cost of the reacquired shares has been included in Investments and Nonutility Property on the Consolidated Balance Sheets.

     The restated Articles of Consolidation contain a restriction relating to the payment of dividends in the event common equity falls to 25% of total capitalization.

     During August 1994, the Company issued $20 million of Medium-Term Notes (Notes) to replace maturing debt. The Notes were issued at a weighted average interest rate of 7.14% and have maturities ranging from 1997 to 2004. As of September 30, 1994, $58 million of registered Notes remained available for issuance.

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

     A subsidiary of the Company, KLT Investments, Inc., has issued approximately $30 million of long-term debt through September 30, 1994. This debt finances affordable housing projects and has interest rates ranging from 6 1/2% to 8 1/2% with maturity dates through 2002. From October 1, 1994 to October 26, 1994, an additional $8 million of long-term debt was issued.

3.   EARLY RETIREMENT

     In March 1994, the Company offered a voluntary early retirement program to 411 eligible management and union employees. Of the 411 eligible employees, 332, or 81%, elected to participate in the program. Based on an actuarial valuation, total program costs of $24 million ($0.24 per share) were recorded in the first half of 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three month period:             three months ended September
                                     30, 1994 compared to three
                                     months ended September 30,
                                     1993

     Nine month period:              nine months ended September
                                     30, 1994 compared to nine
                                     months ended September 30,
                                     1993

     Twelve month period:            twelve months ended
                                     September 30, 1994 compared
                                     to twelve months ended
                                     September 30, 1993

KILOWATT (KWH) SALES AND OPERATING REVENUES
Sales and revenue data:
(Revenues in millions)



                                 Increase (Decrease) From Prior Year
                              Three Month     Nine Month      Twelve Month
                                Period          Period          Period
                             KWH  Revenues   KWH  Revenues   KWH  Revenues

        Retail Sales:
          Residential         (2)%  $  (3)     2 %  $   1      2 %  $   2
          Commercial           2 %      -      3 %      2      2 %      3
          Industrial           1 %     (2)     2 %     (2)     3 %     (2)
          Other               (6)%      -     (4)%      -     (3)%      -
             Total Retail      - %     (5)     3 %      1      2 %      3
        Sales for Resale:
          Bulk Power Sales    42 %      3     60 %     20     44 %     22
          Other              (36)%     (1)   (16)%     (1)   (11)%     (1)
            Total Operating
               Revenues             $  (3)          $  20           $  24


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

     Residential and commercial sales increased for the nine and twelve month periods reflecting closer to normal temperatures than the mild weather during the 1993 periods. The 1994 periods also reflect basic load growth. Revenues from industrial customers decreased despite an increase in sales as certain large industrial customers received additional load management curtailment credits. These industrial customers have contracted to receive billing credits in exchange for a reduction in their energy consumption during peak periods. The Company expects to realize short-term and long-term capacity savings through load management programs.

     Bulk power sales reflect the Company's high unit availability and its greater emphasis on new interchange markets.

     The level of future kwh sales will depend upon weather conditions, customer conservation efforts, competing fuel sources and the overall economy of the Company's service territory. Sales to industrial customers, such as steel and auto manufacturers, are also affected by the national economy. The level of bulk power sales in the future will depend upon the availability of generating units, fuel costs, requirements of other electric systems and the Company's system requirements. While the Company continues to enhance its competitive position, revenue per kwh and sales could be affected by competitive forces. Alternative sources of electricity, such as cogeneration, could affect the retention of, and future sales to, large industrial customers.


FUEL, PURCHASED POWER AND OTHER OPERATION EXPENSES

     Combined fuel and purchased power expenses increased for the 1994 periods to support the additional kwh sales. These increases were partially offset by reduced delivered coal prices.

     Other operation expenses increased for the nine and twelve month periods due to the costs associated with the voluntary early retirement program. The Company expensed $24 million ($0.24 per share) during the first half of the year representing total program costs. These costs are partially offset by the savings from reduced payroll and benefits after the July 1, 1994 retirements.

     The Company continues to place emphasis on cost control. Processes are being reviewed and changed to provide increased efficiencies and improved operations. This will also allow the Company to assimilate work performed by those who elected to participate in the early retirement program.


MAINTENANCE

     Maintenance expense decreased reflecting the strong operating performance of the Company's generating units and the effectiveness of the Company's maintenance programs. Also reflected are savings in payroll and benefits resulting from the early retirement program.

INTEREST CHARGES

     The decrease in interest charges reflects the refinancing of long-term debt with lower fixed or variable rate debt.


EARNINGS PER SHARE (EPS)

     EPS was reduced $0.24 for the nine and twelve months ended September 30, 1994 reflecting the cost of the voluntary early retirement program. Savings of payroll and benefits, beginning July 1, 1994, are expected to offset the program costs in less than two years assuming minimal replacements of retired employees. The Company estimates savings during 1994 will be approximately $8 million ($0.08 per share).

     Although all periods were affected by milder than normal temperatures, the weather for the 1994 periods was closer to normal than the prior year periods. Based on a statistical relationship between sales and the differences in actual and normal temperatures for the year, the Company estimates the effects of the unseasonably mild weather were as follows:

                            Three Month    Nine Month    Twelve Month
                               Period        Period         Period
                            1994   1993    1994   1993    1994   1993

Estimated effects of
 abnormal weather on EPS   $(0.08)$(0.09) $(0.06)$(0.10) $(0.06) $(0.09)

     EPS for the three, nine and twelve months ended September 30, 1994 also reflects increased bulk power sales, decreased delivered coal prices, and reduced interest costs resulting from the refinancing of long-term debt with lower fixed or variable rate debt.


ENVIRONMENTAL MATTERS

     See Note 1 to the Consolidated Financial Statements-Commitments and Contingencies-Environmental Matters for a discussion of costs of compliance with environmental laws and regulations and a potential liability (which the Company believes is not material to its financial condition or results of operations) for cleanup costs under the Superfund law.


WOLF CREEK

     Wolf Creek is one of the Company's principal generating facilities representing approximately 17% of the Company's accredited generating capacity and 26% of the Company's annual kwh generation. The unit has the lowest fuel cost of any of the Company's generating facilities.

       On September 16, 1994, Wolf Creek was taken off-line for its seventh refueling and maintenance outage which is expected to last up to eight weeks. Scheduling refueling outages in the spring and fall when system demands are lower enables the Company to replace the majority of the power with its own economical coal-fired generation. Forecasted outage costs are accrued over the unit's 18-month operating cycle. The Company expects total incremental refueling costs of this outage to approximate forecasted amounts.

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

     The Company currently uses an accelerated depreciation method for tax purposes. The accelerated depreciation on the Wolf Creek plant has reduced the Company's tax payments during the last three years by approximately $30 million per year. Accelerated depreciation on Wolf Creek ends in 1994. Management is investigating and implementing various tax planning strategies, including investments in affordable housing projects and corporate-owned life insurance contracts, to minimize future tax payments resulting from the loss of this depreciation deduction.

     See Note 1 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters for a discussion of the Company's federal income tax returns for the years 1985 through 1990 which are presently under audit by the Internal Revenue Service.

     In order to take advantage of the potential benefits inherent in a more diverse energy system, the Company might incur additional debt and/or issue additional equity to finance system growth or new growth opportunities, through business combinations or other investments.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibit 10 - Copy of Amendment No. 2 to Receivables Purchase Agreement dated as of September 27, 1994, between the Company, Ciesco L.P. and Citicorp North America, Inc.

(b) No current reports on Form 8-K have been filed during the quarter ended September 30, 1994.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KANSAS CITY POWER & LIGHT COMPANY

Dated:  October 27, 1994

                                             /s/Drue Jennings
                                               (Drue Jennings)
                                            (Chief Executive Officer)

Dated:  October 27, 1994

                                             /s/Neil Roadman
                                               (Neil Roadman)
                                           (Principal Accounting Officer)