Form 10-K
KANSAS CITY POWER & LIGHT CO
filed 1995-03-29
CIK 54476

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended DECEMBER 31, 1994

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

On March 23, 1995, the Company had 61,902,078 outstanding shares of common stock without par value, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of voting securities held by nonaffiliates of the Company was approximately $1,369,583,476.

                      Documents Incorporated by Reference

Portions of the Company's 1995 Notice of Annual Meeting of Stockholders and Proxy Statement are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
                                                                  Page
                                                                  Number

Item  1.    Business . . . . . . . . . . . . . . . . . . . . . . . . 1
                  The Company  . . . . . . . . . . . . . . . . . . . 1
                  Regulation . . . . . . . . . . . . . . . . . . . . 1
                        Rates  . . . . . . . . . . . . . . . . . . . 1
                        Environmental Matters. . . . . . . . . . . . 2
                        Air. . . . . . . . . . . . . . . . . . . . . 2
                        Water. . . . . . . . . . . . . . . . . . . . 2
                        Waste Disposal . . . . . . . . . . . . . . . 2
                  Fuel Supply. . . . . . . . . . . . . . . . . . . . 3
                        Coal . . . . . . . . . . . . . . . . . . . . 3
                        Nuclear. . . . . . . . . . . . . . . . . . . 3
                             High-Level Waste  . . . . . . . . . . . 4
                             Low-Level Waste . . . . . . . . . . . . 4
                  Employees  . . . . . . . . . . . . . . . . . . . . 4
                  Subsidiaries . . . . . . . . . . . . . . . . . . . 5
                  Officers of the Registrant . . . . . . . . . . . . 5
                        Company Officers . . . . . . . . . . . . . . 5
                        KLT Inc. Officers. . . . . . . . . . . . . . 6

Item  2.    Properties . . . . . . . . . . . . . . . . . . . . . . . 6
                  Generation Resources . . . . . . . . . . . . . . . 6
                  Transmission and Distribution Resources  . . . . . 7
                  General  . . . . . . . . . . . . . . . . . . . . . 7

Item  3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . 7

Item  4.    Submission of Matters to a Vote of Security Holders. . . 8

Item  5.    Market for the Registrant's Common Equity and Related
            Stockholder Matters  . . . . . . . . . . . . . . . . . . 8
                  Market Information . . . . . . . . . . . . . . . . 8
                  Holders. . . . . . . . . . . . . . . . . . . . . . 8
                  Dividends. . . . . . . . . . . . . . . . . . . . . 8

Item  6.    Selected Financial Data  . . . . . . . . . . . . . . . .10

Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations  . . . . . . . . . .10

Item  8.    Financial Statements . . . . . . . . . . . . . . . . . .18

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure  . . . . . . . . . .38

Item 10.    Directors and Executive Officers of the Registrant . . .38

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . .38

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management   . . . . . . . . . . . . . . . . . . . . . .38

Item 13.    Certain Relationships and Related Transactions . . . . .38

Item 14.    Exhibits and Reports on Form 8-K . . . . . . . . . . . .39

                                 PART I


ITEM 1.  BUSINESS

The Company

     Kansas City Power & Light Company (Company) was incorporated in Missouri in 1922 and is headquartered in downtown Kansas City, Missouri. The Company is a medium-sized public utility engaged in the generation, transmission, distribution and sale of electricity to over 424,000 customers in a 4,700 square mile area located in all or portions of 23 counties in western Missouri and eastern Kansas. About two-thirds of the total retail kilowatt-hour sales and revenue are from Missouri customers and the remainder from Kansas customers. Customers include 372,000 residences, 50,000 commercial firms, 2,000 industries, 12 municipalities and 32 other electric utilities. Retail revenues in Missouri and Kansas accounted for approximately 90% of the Company's total revenues in 1994. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of revenues. The Kansas City metropolitan area, from which about 95% of the Company's retail revenues are derived, is an agribusiness center and a major regional commercial center for wholesale, retail and service companies.

     The Company as a regulated utility does not have direct competition for retail electric service in its service territory; however, there is competition in the generation of electricity and between electric and gas as an energy source.

     KLT Inc., a wholly-owned subsidiary of the Company, was formed in 1992 as a holding company for various non-regulated business opportunities. See "Subsidiaries" on page 5 of this report. The Company also owns 47% of Wolf Creek Nuclear Operating Corporation, the operating company for the Wolf Creek Generating Station (Wolf Creek).

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

     Environmental Matters

     The Company, like other electric utilities, is subject to regulation by various federal, state and local authorities with respect to air and water emissions, waste disposal and other environmental matters. Environmental regulations and standards are subject to continual review and the Company cannot presently estimate any additional cost of meeting such new regulations or standards which might be established in the future, nor can it estimate the possible effect which any new regulations or standards could have upon its operations. However, the Company currently estimates that expenditures necessary to comply with environmental regulations during 1995 will not be material with the possible exceptions set forth below.

     Air

     The Clean Air Act Amendments of 1990 (Act) contain acid rain, air toxic and permitting provisions that affect the Company. The acid rain provisions established a two-phase utility pollution control program for reducing national SO2 emissions by 10 million tons and Nox emissions by 2 million tons from 1980 levels. Compliance required the Company to install continuous emission monitoring equipment (CEM) at all of its coal-fired electric generating facilities. The Company has completed the installation task and is currently involved with certifying this equipment. As of December 31, 1994, the Company had spent $3.6 million of a budgeted $5.245 million on this project. The Clean Air Act also calls for a study by the Environmental Protection Agency (EPA) of certain toxic emissions into the air. Based on the outcome of these studies, regulation of certain air toxic emissions, including mercury, could be required in the future. This study is scheduled to be completed in November of 1995. A final provision of the Act establishes a state operating permit program and annual state emission fees. Compliance costs and emission fees for meeting the requirements of this program are estimated at $500,000 annually.

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

     Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock, from unidentified sources off-site. The Missouri Department of Natural Resources (MDNR) was notified of the possible release of petroleum products and the presence of volatile organic compounds moving under the site. Monitoring and removal of free petroleum products continues at the site. MDNR has concluded that the volatile organic compounds originated from a source off-site. MDNR stated it will continue to investigate the source of the compounds. Because the Company believes it will not have liability in this matter, it has not performed a study regarding the possible cost of remediation of the flow of organic compounds.

     Waste Disposal

     The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) established joint and several liability for persons and entities that generate, transport or deposit hazardous waste at contaminated sites, as well as the current owners of such sites and predecessors in title since the time such sites were contaminated.

     Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Superfund for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before the plant was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. On November 3, 1994, KCPL filed a feasibility study of potential remediation techniques for the site
with the U. S. Environmental Protection Agency (EPA).    EPA subsequently
proposed that the contaminated soil should be incinerated.   The court has
set the issue of the allocation among the parties of cleanup costs for trial in September 1995. Management believes that its share of the estimated $8 million clean-up costs will be between $1 million to $3 million.

Fuel Supply

     The Company's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy over 99% of the 1995 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 1994 and estimated 1995 fuel mix, based on total Btu generation, are as follows:

                                               Estimated
                                       1994      1995

                     Coal              75.4%     71.4%
                     Nuclear           24.2%     28.1%
                     Other              0.4%      0.5%

     The fuel mix varies depending on the operation of Wolf Creek which requires a refueling and maintenance outage about every 18 months. The plant's next refueling and maintenance outage is scheduled for the spring of 1996.

     Coal

     The Company's average cost per million Btu of coal burned, excluding fuel handling costs, was $0.89 in 1994, $0.96 in 1993 and $1.02 in 1992.
The Company's cost of delivered coal is about two-thirds that of the regional average.

     During 1995, approximately 10.6 million tons of coal (7.1 million tons, Company's share) are projected to be burned at the Company's generating units, including jointly-owned units. The Company has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 1996 through 2003, will satisfy approximately 95% of the projected coal requirements for 1995, 70% for 1996 and 1997, and 20% thereafter.

     Nuclear

     The Wolf Creek Nuclear Operating Corporation (WCNOC), which operates Wolf Creek, has on hand or under contract 63% of the uranium required to operate Wolf Creek through the year 2001, and the balance is expected to be obtained through open market or contract purchases.

     Contracts are in place for 100% of Wolf Creek's uranium fuel enrichment services requirements for 1995-1997, 90% of such requirements for 1998-1999, and 95% of such requirements for 2000-2001, 0% for 2002-2004, and 100% for 2005-2014. The balance of the requirements is expected to be obtained through a combination of open market and contract purchases.

     Contracts are in place for the conversion of sufficient uranium to uranium hexaflouride to meet Wolf Creek's uranium fuel requirements through 1996 as well as for the fabrication of uranium fuel assemblies to meet Wolf Creek's requirements through 2012.

         High-Level Waste

     The Nuclear Waste Policy Act of 1982 established schedules, guidelines and responsibilities for the United States Department of Energy
(DOE) to develop and construct repositories for the ultimate disposal of spent nuclear fuel and nuclear high-level waste. A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Once a permanent site is available, the DOE will require spent nuclear fuel to be accepted on a priority basis with the owners of the oldest spent fuel given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2027. Wolf Creek contains a temporary on-site spent nuclear fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent nuclear fuel from plant operation until approximately 2006, while still maintaining full core off-load nuclear fuel storage capability. The Company believes adequate additional temporary storage space for Wolf Creek's nuclear waste can be obtained, as necessary.

         Low-Level Waste

     The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $147 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. To date, the compact has spent in excess of $64 million, of which $9.5 million was WCNOC's share.

     There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by the residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation to slow down or stop development of the facility. WCNOC has expanded its on-site temporary storage capacity in order to handle its low-level radioactive waste until such time as a disposal facility becomes available.

Employees

     At December 31, 1994, the Company had 2,355 employees (including temporary employees), 1,570 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). Included in the total number of employees are 304 located at LaCygne Generating Station (LaCygne), 50% of whose services are attributable to Kansas Gas and Electric Company for its 50% share of LaCygne, and 130 located at Iatan Generating Station (Iatan), 30% of whose services are attributable to St. Joseph Light & Power Company and the Empire District Electric Company for their 18% and 12% shares of Iatan, respectively. The Company has labor agreements with Local 1613, representing clerical employees (which expires March 29, 1996), with Local 1464, representing outdoor workers (which expires January 8, 1997), and with Local 412, representing power plant workers (which expires February 28, 1998). The Company is also a 47% owner of WCNOC, which employs 1,184 persons to operate Wolf Creek, 310 of which are represented by the IBEW.

Subsidiaries

     KLT Inc. had four wholly-owned subsidiaries as of December 31, 1994, which included KLT Investments Inc., a passive investor in affordable housing tax credit investments; KLT Energy Services Inc., a partner in an energy management services business; KLT Power Inc., a participant in independent power and cogeneration projects; and KLT Gas Inc., formed in 1994 to participate in oil and gas reserves and exploration. Since December 31, 1994, two additional subsidiaries have been incorporated. They are KLT Investments II Inc., which was formed to make additional passive investments in economic and community-development and energy-related fields, and KLT Telecom Inc., which will take advantage of investment opportunities in telecommunications and fiber optics. KCPL's equity investment in KLT Inc. at December 31, 1994, was $37 million.

Officers of the Registrant

     Company Officers
                                                              Year Named
 Name                Age      Positions Currently Held          Officer

Drue Jennings         48   Chairman of the Board, President      1980
                           and Chief Executive Officer

Marcus Jackson        43   Senior Vice President-Power Supply    1989

J. Turner White       46   Senior Vice President-Retail          1990
                           Services

Frank L. Branca       47   Vice President-Wholesale and          1989
                           Transmission Services

Steven W. Cattron     39   Vice President-Marketing and          1994
                           Regulatory Affairs

Charles R. Cole       48   Vice President-Customer Services      1990

John J. DeStefano     45   Vice President-Finance and            1989
                           Treasurer

Jeanie Sell Latz      43   Vice President-Law and Corporate      1991
                           Secretary

Douglas M. Morgan     52   Vice President-Technical Services     1995

Richard A. Spring     40   Vice President-Production             1994

Bailus M. Tate        48   Vice President-Human Resources        1994

Neil Roadman          49   Controller                            1980

Mark C. Sholander     49   General Counsel and Assistant         1986
                           Secretary

   KLT Inc. Officers

                                                              Year Named
 Name                Age      Positions Currently Held          Officer

Bernard J. Beaudoin   54   President                             1992

Ronald G. Wasson      50   Executive Vice President              1995

Floyd R. Pendleton    51   Vice President-Business               1992
                           Development

Mark G. English       43   Vice President and General            1995
                           Counsel

Janee C. Rosenthal    33   Corporate Secretary and Treasurer     1992

     All of the foregoing persons have been officers of the Company or employees in a responsible position with the Company for the past five years except for Mr. Spring. Mr. Spring was an employee of the Company from 1978 to 1993, when he left the Company to join Northern Indiana Public Service Company as Director of Electric Production. In July 1994, he rejoined the Company as Vice President-Production.

     The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.


ITEM 2.  PROPERTIES

Generation Resources

     The Company's generating facilities consist of the following:

                                                     Estimated
                                                       1995
                                         Year      Megawatt(mw)
             Unit                      Completed     Capacity      Fuel
Existing Units
 Base Load..Wolf Creek(a)              1985          548(b)      Nuclear
               Iatan                   1980          469(b)         Coal
               LaCygne 2               1977          331(b)         Coal
               LaCygne 1               1973          341(b)         Coal
               Hawthorn 5              1969          457        Coal/Gas
               Montrose 3              1964          161            Coal
               Montrose 2              1960          152            Coal
               Montrose 1              1958          150            Coal
 Peak Load..Northeast 13 and 14(c)     1976          112             Oil
               Northeast 17 and 18(c)  1977          108             Oil
               Northeast 15 and 16(c)  1975          111             Oil
               Northeast 11 and 12(c)  1972           99             Oil
               Grand Avenue (2 units) 1929 & 1948     64             Gas
                   Total                           3,103

  (a) This unit is one of the Company's principal generating facilities and has the lowest fuel cost of any of its generating facilities. Any extended shutdown of the unit for any reason could have a substantial adverse effect on the operations of the Company and its financial condition.

  (b)   Company's share of jointly-owned unit.

  (c)   Combustion turbines.

     The Company's maximum system net hourly peak load of 2,819 mw occurred on August 17, 1993. The maximum winter peak load of 1,829 mw occurred on December 21, 1989. The accredited generating capacity of the Company's electric facilities in the summer (when peak loads are experienced) of 1994 under MOKAN Power Pool standards was 3,098 mw.

     The Company owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). The Company also owns 50% of the 682-mw LaCygne 1 Unit and 662-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,167 mw Wolf Creek in Coffey County, Kansas.

     The Company has entered into a contract with Siemens Power
Corporation for the purchase of a V.84.3A combustion turbine-generator, to be installed by the year 1997, with an anticipated accredited capacity of approximately 136 mw.

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

     The Company owns approximately 1,700 miles of transmission lines and approximately 8,900 miles of overhead distribution lines, and approximately 2,900 miles of underground distribution lines. The Company has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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


ITEM 3.  LEGAL PROCEEDINGS

Inter-City Beverage Co., Inc. et. al vs. Kansas City Power & Light Company

     On August 13, 1993, a lawsuit was filed by nine customers in the Circuit Court of Jackson County, Missouri against the Company. The suit alleged the misapplication of certain of the Company's electric rate tariffs resulting in overcharges to industrial and commercial customers which have been provided service under those tariffs and requested certification as a class action. On December 3, 1993, the Court dismissed the matter for lack of subject matter jurisdiction. Plaintiffs appealed to the Missouri Court of Appeals, Western District. The Court of Appeals upheld the dismissal. Plaintiffs then filed a motion to transfer the case with the Missouri Supreme Court. The motion was denied on January 24, 1995.

     See "Environmental Matters - Waste Disposal" on page 3 and "Notes to Consolidated Financial Statements - Tax Matters" on page 32 of this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                                 PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

Market Information:

  (1)     Principal Market:

          Common Stock of the Company is listed on the New York Stock Exchange and the Chicago Stock Exchange.

  (2)     Stock Price Information:

                              Common Stock Price Range
                            1994                    1993
  Quarter             High        Low         High        Low

  First              $23-1/4    $20-5/8     $25-1/8     $22
  Second              23         18-5/8      25-1/4      23-1/2
  Third               22-1/2     19-1/4      26-1/4      24-3/8
  Fourth              23-7/8     21-1/8      25          21-3/4

Holders:

     At December 31, 1994, the Company's Common Stock was held by 31,613 shareholders of record.

Dividends:

     Common Stock dividends were declared as follows:

        Quarter           1995      1994       1993
        First            $0.38     $0.37      $0.36
        Second                      0.37       0.36
        Third                       0.38       0.37
        Fourth                      0.38       0.37

     The Company's Restated Articles of Consolidation contains certain restrictions on the payment of dividends on the Company's Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA


                                      Year Ended December 31
                       1994        1993        1992        1991        1990
                                            (thousands)

Operating revenues  $  868,272  $  857,450  $  802,668  $  825,101  $  815,570
Net income          $  104,775  $  105,772  $   86,334  $  103,893  $  102,732
Earnings per common
  share             $     1.64  $     1.66  $     1.35  $     1.58  $     1.56
Total assets at
  year-end          $2,770,397  $2,755,068  $2,646,923  $2,615,039  $2,598,859
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)       $  833,485  $  869,908  $  816,625  $  824,756  $  852,645
Cash dividends per
  common share      $     1.50  $     1.46  $     1.43  $     1.37  $     1.31
Ratio of earnings to
  fixed charges           4.07        3.80        3.12        3.22        2.96


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION AND COMPETITION

     The electric utility industry is currently undergoing fundamental changes in response to increasing competition. To achieve its desired market position in this changing environment, the Company continues to modify its business processes to operate more efficiently and cost effectively, and is developing energy related businesses through its subsidiary, KLT Inc. In order to take advantage of opportunities presented through increased competition, the Company may, from time to time, consider various business strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring of wholesale and retail businesses.

     The National Energy Policy Act of 1992 (NEPA) gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide wholesale transmission line access (wholesale wheeling) to independent power producers (IPPs) and other utilities. Although NEPA prohibits FERC from ordering retail wheeling (allowing retail customers to select a different power producer and use the transmission facilities of the host utility to deliver the energy), it does not prevent the state commissions from doing so. The state commissions however, may be preempted by other provisions of the Federal Power Act or relevant provisions of state laws.

     Although the Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) have not changed regulatory policy relating to mandated wholesale or retail competition, certain other state commissions are actively planning the transition to a competitive environment. If retail wheeling were allowed or mandated, the competition would present growth opportunities for low-cost energy producers and risks for higher-cost producers with large industrial customers able to select less expensive providers. The loss of major customers could result in under-utilized assets (stranded investment) placing a costly burden on the remaining customer base or shareholders. The Company believes it is positioned well and has a diverse customer mix with less than 16% of total sales derived from industrial customers as compared to the utility average of approximately 35%. Its industrial rates are competitively priced compared to the regional average and its rate structure allows flexibility in setting rates. In addition, long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales.

     Increased  competition could  also force  utilities to  change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71-Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could cease to meet the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off and other assets adjusted and evaluated for impairment. In a competitive environment, asset recoverability would be determined using market-based rates which could be lower than traditional cost-based rates. The Company has not had direct competition for retail electric service in its service territory although there has been competition in the bulk power market and between alternative fuels. See Note 1 to the Consolidated Financial Statements for a discussion of the Company's regulatory assets which will be maintained as long as the Company continues to meet the requirements of FASB 71.

NON-REGULATED OPPORTUNITIES

     KLT Inc. was formed in 1992 as a holding company to pursue non-regulated, energy related business ventures to supplement the growth from electric utility operations. KLT Inc. has invested in the following wholly-owned, non-regulated subsidiaries: KLT Power Inc. (non-regulated power production), KLT Energy Services Inc. (energy services including energy audits and efficient equipment), KLT Gas Inc. (oil and gas reserves), and KLT Investments Inc. (passive investment opportunities including affordable housing limited partnerships). As of December 31, 1994, the consolidated assets of KLT Inc. totaled approximately $90 million, including capital contributions from Kansas City Power & Light Company of $37 million. Management anticipates total subsidiary assets of up to $800 million within the next 10 years, consisting of approximately $200 million in equity investment from Kansas City Power & Light Company and the remainder through subsidiary borrowings.

KILOWATT-HOUR (KWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:

                       Increase (Decrease) from Prior Year
                              1994               1993

                        Kwh    Revenues     Kwh  Revenues
                              (millions)         (millions)
Retail sales:
 Residential              2 %   $   1       13 %  $   30
 Commercial               3 %       1        3 %       9
 Industrial               2 %      (5)       3 %       3
 Other                   (4)%       -        1 %       -
  Total retail            2 %      (3)       6 %      42
Sales for resale:
 Bulk power sales        27 %      15       27 %      13
 Other                  (20)%      (1)       5 %       -
   Total operating revenues     $  11             $   55

     Effective January 1, 1994, Missouri retail rates were reduced 2.66%, or approximately $12.5 million annually, resulting from the end of the Wolf Creek Generating Station (Wolf Creek) rate phase-in amortization. Other tariffs have not changed materially since 1988. However, the amortization of the Regulatory Asset-Deferred Wolf Creek Costs ends in 1996 and may result in future rate adjustments. By agreement with the MPSC and public counsel, none of the parties can unilaterally file for a general increase or decrease in Missouri retail rates to be effective prior to January 1, 1996. Approximately two-thirds of the Company's retail sales are to Missouri customers.

     Despite the Missouri rate reduction, residential and commercial revenues increased in 1994 reflecting load growth and more normal weather patterns compared to 1993 and 1992. Based on cooling degree days above 65 degrees Fahrenheit, summer temperatures remained below normal for the third consecutive year, although 1994 temperatures increased slightly over the mild temperatures of 1993 and significantly over the abnormally cool temperatures of 1992.

     While industrial kwh sales continued to increase, 1994 industrial revenues decreased from 1993 reflecting the 2.66% Missouri rate reduction, customized long-term sales contracts and additional load management curtailment credits. The Company has entered into long-term sales contracts with major industrial customers to respond to their needs in return for their commitment to purchase energy from the Company. Long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales. Curtailment credits were granted to certain industrial customers in exchange for reduced energy consumption during peak periods. Both programs have enhanced the Company's competitive position and improved overall power generating efficiencies and load factors, while boosting consumption and providing short-term and long-term capacity savings.

     Increases in bulk power sales during 1994 and 1993 reflect higher unit availability and greater emphasis on new interchange markets.

     Total revenue per kwh sold varies with changes in the mix of kwh sales among customer classifications and the effect on certain classifications of declining price per kwh as usage increases. An automatic fuel adjustment provision applies to less than 1% of revenues.

     Future kwh sales and revenues per kwh will be affected by national and local economic conditions, weather conditions and customer conservation efforts. Competitive forces, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenue. The level of bulk power sales in the future will depend upon system requirements, generating unit availability, fuel costs and the requirements of other electric systems.

FUEL AND PURCHASED POWER

     Although combined fuel and purchased power costs have increased since 1992 to support additional sales, the price of delivered coal has decreased more than 13% during that time. This decrease is due largely to reduced freight rates and favorable spot market conditions during recent years. Spot market purchases have allowed the Company to acquire coal at prices below long-term contract rates. However, due to increasing demand for low-sulfur coal, the Company is again securing a larger percentage of coal through medium-term agreements. The cost of nuclear fuel has increased more than 10% since 1992. Based on contract prices and projected future spot market prices, the cost of nuclear fuel is expected to increase from its current level of 40% to roughly 50% of the price of coal by 1996. Coal accounts for approximately 75% of generation and nuclear fuel about 25%.

     Increases in fuel costs during 1994 and 1993 were also partially offset by lower replacement power expenses associated with Wolf Creek outages (including the ongoing accrual discussed in Note 1 to the Consolidated Financial Statements-Wolf Creek Refueling Outage Costs). Replacement power expenses for 1994 decreased $2 million from 1993 reflecting Wolf Creek's 47 day refueling and maintenance outage versus the 73 day refueling outage in 1993. The 1993 expenses decreased $6 million from 1992 when the unit experienced unexpected outages.

     The Company has entered into capacity purchase contracts to provide a cost-effective alternative to constructing new capacity. These purchases, included in purchased power, have increased from $7 million in 1992 to $13 million in 1994.

OTHER OPERATION AND MAINTENANCE EXPENSES

     Other operation expenses for 1994 increased over 1993 due primarily to the costs associated with a voluntary early retirement program. The Company expensed $22.5 million ($0.22 per share) during 1994 representing total program costs. These costs were partially offset by the savings from reduced payroll and benefits after the June 30, 1994 retirements. Savings are expected to offset the program costs in less than two years.

     Other operation expenses increased during 1993 reflecting increased generating plant production expenses and higher levels of administrative and general expenses. These increases are due mainly to increased wages and employee benefits, and the accrual of postretirement benefits which began in 1993 (see Note 2 to the Consolidated Financial Statements).

     The Company continues to place increased emphasis on new technologies, improved methods and cost control. Processes are being changed to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters will be read automatically by the end of 1996. These types of changes have allowed the Company to assimilate work performed by those who elected to participate in the early retirement program.

GENERAL TAXES

     Components of general taxes (in thousands):

                                         1994       1993       1992
  Property taxes                       $ 46,895   $ 45,545   $ 44,300
  Gross receipts taxes                   40,397     40,659     39,232
  Other general taxes                     9,070      9,455      8,929
    Total general taxes                $ 96,362   $ 95,659   $ 92,461

     Increases in  property taxes  since 1992  reflect increases  in state  and
local tax  levies and assessments.   Gross  receipts tax  varies directly  with
Missouri billed revenues.

OTHER INCOME AND DEDUCTIONS

     The 1994 income tax benefit includes amounts related to corporate-owned life insurance contracts, and tax benefits resulting from affordable housing credits and interest deductions. Miscellaneous for 1992 includes gains from the sale of property and other contract settlements.

INTEREST CHARGES

     Declines in long-term interest expense since 1992 reflect lower average interest rates and the retirement, repayment or refinancing of debt. The
Company's average interest rate on long-term debt, including current maturities, declined to 5.4% in 1994 compared to 6.0% in 1993 and 6.6% in 1992.

     Variances in short-term interest expense reflect the changing levels of short-term debt outstanding. The average daily outstanding balance of short-term debt was $23, $16 and $60 million in 1994, 1993, and 1992, respectively.

EARNINGS PER SHARE (EPS)

     EPS  for  1994  decreased  only  $0.02  from  1993  despite  the  one-time
$22.5 million ($0.22 per share) impact of the voluntary early retirement program (see Note 2 to the Consolidated Financial Statements).

     Summer temperatures remained below normal in 1994 and 1993, despite an increase in both years over the abnormally cool summer temperatures of 1992. Based on a statistical relationship between kwh sales and the differences in actual and normal temperatures for the year, the effects of abnormal weather for the last three years were estimated as follows:
                                        1994      1993      1992

Estimated decrease in EPS
  due to abnormal weather             $ (0.07)  $ (0.10)  $ (0.35)

     Compared to the prior year, EPS for 1994 and 1993 also reflects increasing bulk power sales, decreasing delivered coal costs, and lower average interest rates resulting from the refinancing of a significant portion of long-term debt. Both years reflect heavy emphasis on cost control, minimizing the effects of inflation on operating expenses. In addition, expenses associated with Wolf Creek outages decreased from 1992, positively affecting 1993 EPS by $0.06.

WOLF CREEK

     Wolf Creek is one of the Company's principal generating facilities representing approximately 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing approximately 25% of the Company's annual kwh generation while operating at an average capacity of 83% over the last three years. It has the lowest fuel cost of any of the Company's generating units. During 1994, Wolf Creek completed its seventh scheduled refueling and maintenance outage in 47 days, a plant record. The plant's next refueling and maintenance outage is scheduled for the spring of 1996.

     Wolf Creek's assets and operating expenses represent approximately 50% and 20% of the Company's total assets and operating expenses, respectively. Currently no major equipment replacements are anticipated, but an extended shut-down of the unit could have a substantial adverse effect on the Company's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear
Regulatory Commission reacting to safety concerns at the plant or other similar nuclear facilities. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding Wolf Creek investment from rate base.

     Ownership and operation of a nuclear generating unit exposes the Company to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Nuclear Liability and Insurance.

ENVIRONMENTAL MATTERS

     The Company's policy is to act in an environmentally responsible manner and utilize the latest technological processes available to avoid and treat contamination. The Company continually conducts environmental audits designed to assure compliance with governmental regulations and detect contamination. However, these regulations are constantly evolving; governmental bodies may impose additional or more rigid environmental regulations which could require substantial changes to operations or facilities.

     See Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Environmental Matters for a discussion of costs of compliance with environmental laws and regulations and a potential liability (which management believes is not material to its financial condition or results of operations) for cleanup costs under the Federal Superfund law.

     Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. The Company has spent $3.6 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Future acid rain program regulations may require further capital expenditures, which cannot be estimated at this time. The other utility-related program calls for a study of certain air toxic substances. Based on the outcome of this study, regulation of air toxic substances, including mercury, could be required. Management cannot predict the likelihood of any such regulations or compliance costs.

PROJECTED CONSTRUCTION EXPENDITURES

     Construction expenditures, excluding subsidiaries and allowance for funds used during construction, were $125 million in 1994 and are projected for the next five years as follows:

                                     Construction Expenditures
                            1995    1996   1997    1998   1999    Total
                                           (millions)

Generating facilities       $  47   $ 63   $  52   $ 54   $ 134   $350
Nuclear fuel                   21      5      23     20       9     78
Transmission facilities         9     10       6     15      19     59
Distribution and
  general facilities           65     56      47     48      49    265
    Total                   $ 142   $134   $ 128   $137   $ 211   $752

     This five year resource plan includes $146 million of forecasted costs for three new 136 megawatt gas-fired combustion turbines scheduled to be completed from 1997 through 2000. The need for generating capacity additions has been delayed through fixed-price purchased capacity contracts (see Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Long-Term Coal Contracts). Management believes these contracts provide a more cost-effective approach to meeting uncertain levels of sales demand growth when compared to the long-term fixed costs associated with building new capacity, despite risks associated with market price fluctuations. This resource plan is subject to periodic review and modification. The next plan will be submitted to the MPSC in July 1997.

CAPITAL REQUIREMENTS AND LIQUIDITY

     Management believes it will be able to meet a significant portion of the projected construction expenditures with internally-generated funds. It is anticipated that funds for $208 million of maturing debt through 1999 will be provided from operations, refinancings or short-term debt. As of December 31, 1994, the Company had $157 million of registered but unissued Medium-Term
Notes and $159 million of unused bank lines of credit. Uncertainties affecting the Company's ability to meet these requirements with internally-generated funds include such items as the effect of inflation on operating expenses, the level of kwh sales, regulatory actions, compliance with future environmental regulations, and the availability of generating units. The Company might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

     In January 1994, Moody's Investors Service upgraded the credit ratings of the Company's bonds due to improved financial profile and low-cost operations. The Company's long-term debt was upgraded as follows: secured pollution control bonds to A1 from A2; general mortgage bonds-medium-term notes to A1 from A3; unsecured pollution control bonds to A2 from Baa1; and, preferred stock to a2 from a3. In addition, in 1993 Standard & Poor's Corporation and Duff & Phelps upgraded the Company's general mortgage bonds as follows:
Standard & Poor's from A- to A; and Duff & Phelps from A to A+. Improved ratings will make it less costly to raise funds when needed and will contribute to continued strength while meeting the challenge of increased competition in the utility industry.

     The capital structure at December 31, 1994 (including current maturities of long-term debt) consisted of approximately 50% common stock equity, 5% preferred stock and 45% long-term debt. Management's intent is to maintain a capital structure with approximately equal percentages of common stock equity and long-term debt.

     The Company currently uses an accelerated depreciation method for tax purposes. Application of this method on the Wolf Creek plant has reduced the Company's tax payments during the last three years by approximately $30 million per year. Accelerated depreciation on Wolf Creek ended in 1994. Management is implementing various tax planning strategies, including investing in affordable housing partnerships and purchasing corporate-owned life insurance contracts, to minimize future tax payments resulting from the loss of this depreciation deduction.

     See Note 4 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters for a discussion of the Company's federal income tax returns for the years 1985 through 1992 which are presently under audit by the Internal Revenue Service.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME


                                                Year Ended December 31
                                          1994          1993          1992
                                                   (Thousands)


ELECTRIC OPERATING REVENUES               $868,272      $857,450      $802,668

OPERATING EXPENSES
 Operation
   Fuel                                    135,106       130,117       130,032
   Purchased power                          33,929        31,403        21,868
   Other                                   202,304       184,633       175,937
 Maintenance                                72,468        78,550        81,163
 Depreciation                               94,361        91,110        88,768
 Taxes
   Income (Note 3)                          70,949        69,502        51,691
   General                                  96,362        95,659        92,461
 Amortization of:
  MPSC rate phase-in plan (Note 1)               0         7,072         7,072
  Deferred Wolf Creek costs (Note 1)        13,102        13,102        13,102
    Total                                  718,581       701,148       662,094

OPERATING INCOME                           149,691       156,302       140,574

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction                   2,087         2,846         1,073
 Miscellaneous                              (4,159)       (2,486)        2,595
 Income taxes (Note 3)                       4,572         1,549          (505)
    Total                                    2,500         1,909         3,163


INCOME BEFORE INTEREST CHARGES             152,191       158,211       143,737

INTEREST CHARGES
 Long-term debt                             43,962        50,118        54,266
 Short-term notes                            1,170           750         2,749
 Miscellaneous                               4,128         4,113         2,173
 Allowance for borrowed funds
  used during construction                  (1,844)       (2,542)       (1,785)
    Total                                   47,416        52,439        57,403

YEARLY RESULTS
 Net income                                104,775       105,772        86,334
 Preferred stock
  dividend requirements                      3,457         3,153         3,062
 Earnings available for
  common stock                             101,318       102,619        83,272

Average number of common
 shares outstanding                     61,903,437    61,908,726    61,908,726
Earnings per common share                    $1.64         $1.66         $1.35
Cash dividends per
 common share                                $1.50         $1.46         $1.43

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                      December 31   December 31
                                                         1994          1993
ASSETS                                                        (Thousands)

UTILITY PLANT, at original cost (Notes 1, 8 and 9)
 Electric                                              $3,330,478    $3,240,384
 Less-Accumulated depreciation                          1,092,436     1,019,714
    Net utility plant in service                        2,238,042     2,220,670
 Construction work in progress                             57,294        67,766
 Nuclear fuel, net of amortization of
  $66,773,000 and $ 76,722,000                             40,806        29,862
    Total                                               2,336,142     2,318,298

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS (Note 1)      18,752        29,118

REGULATORY ASSET - RECOVERABLE TAXES (Note 1)             120,000       122,000

INVESTMENTS AND NONUTILITY PROPERTY                        98,429        28,454

CURRENT ASSETS
 Cash and cash equivalents                                 20,217         1,539
 Special deposits                                               0        60,118
 Receivables
   Customer accounts receivable (Note 5)                   24,513        29,320
   Other receivables                                       22,604        19,340
 Fuel inventories, at average cost                         16,570        14,550
 Materials and supplies, at average cost                   44,953        44,157
 Prepayments                                                5,138         4,686
 Deferred income taxes (Note 3)                             1,444         3,648
    Total                                                 135,439       177,358

DEFERRED CHARGES
 Regulatory assets (Note 1)
   Settlement of fuel contracts                            16,625        20,634
   KCC Wolf Creek carrying costs                            6,839         9,575
   Other                                                   27,909        31,899
 Other deferred charges                                    10,262        17,732
    Total                                                  61,635        79,840

    Total                                              $2,770,397    $2,755,068

KANSAS CITY POWER & LIGHT COMPANY
LIABILITIES

CAPITALIZATION (Notes 7 and 8) (See Statements)
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued -
   stated value                                          $449,697      $449,697
 Retained earnings                                        426,738       418,201
 Capital stock premium and expense                         (1,736)       (1,747)
     Common stock equity                                  874,699       866,151
 Cumulative preferred stock                                89,000        89,000
 Cumulative redeemable preferred stock                      1,596         1,756
 Long-term debt                                           798,470       733,664
     Total                                              1,763,765     1,690,571

CURRENT LIABILITIES
 Notes payable to banks (Note 6)                            1,000         4,000
 Commercial paper (Note 6)                                 31,000        25,000
 Current maturities of long-term debt                      33,419       134,488
 Accounts payable                                          73,486        59,421
 Dividends payable                                            423           423
 Accrued taxes                                             24,684        27,800
 Accrued interest                                          12,209        15,575
 Accrued payroll and vacations                             19,594        20,127
 Accrued refueling outage costs (Note 1)                    2,120         7,262
 Other                                                      7,221         8,531
     Total                                                205,156       302,627

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes (Note 3)                           644,139       627,819
 Deferred investment tax credits                           82,840        87,185
 Other                                                     74,497        46,866
    Total                                                 801,476       761,870

COMMITMENTS AND CONTINGENCIES (Note 4)

   Total                                               $2,770,397    $2,755,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31
                                               1994        1993        1992
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $104,775    $105,772     $86,334
 Adjustments to reconcile net income
  to net cash provided by operating
    activities:
 Depreciation                                   94,361      91,110      88,768
 Amortization of:
  Nuclear fuel                                  10,136       8,705       9,583
  Deferred Wolf Creek costs                     13,102      13,102      13,102
  MPSC rate phase-in plan                            0       7,072       7,072
  Other                                          9,608       8,234       5,921
 Deferred income taxes (net)                    20,524      25,502      23,979
 Deferred investment tax credits (net)          (4,345)     (4,345)     (4,521)
 Allowance for equity funds used
   during construction                          (2,087)     (2,846)     (1,073)
 Cash flows affected by changes in:
  Receivables                                    1,543     (10,245)      2,848
  Fuel inventories                              (2,020)      6,075        (859)
  Materials and supplies                          (796)      1,106         654
  Accounts payable                              14,065     (17,741)      4,838
  Accrued taxes                                 (3,116)      7,936       2,404
  Accrued interest                              (3,366)      2,626         488
  Wolf Creek refueling outage
    accrual                                     (5,142)     (5,338)     12,600
 Pension and postretirement benefit
     obligations (Note 2)                       32,203       1,905      (2,753)
 Other operating activities                     (2,860)      4,514       4,352
  Net cash provided by operating
   activites                                   276,585     243,144     253,737

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures                    (124,965)   (129,199)   (129,559)
 Allowance for borrowed funds used
   during construction                          (1,844)     (2,542)     (1,785)
 Purchases of investments                      (67,560)     (7,351)     (2,396)
 Other investing activities                      5,624       7,657      (2,193)
  Net cash used in investing
   activities                                 (188,745)   (131,435)   (135,933)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                    133,793     324,846     134,750
 Issuance of preferred stock                         0           0      50,000
 Retirement of long-term debt                 (170,170)   (271,480)   (143,230)
 Retirement of preferred stock                       0           0     (13,000)
 Special deposit for the
      retirement of debt                        60,118     (60,118)          0
 Premium on reacquired stock and
   long-term debt                                    0      (4,077)     (2,321)
 Increase (decrease) in short-term
   borrowings                                    3,000      (4,000)    (53,000)
 Dividends paid                                (96,238)    (93,556)    (91,277)
 Other financing activities                        335      (1,913)        274
  Net cash used in financing
   activities                                  (69,162)   (110,298)   (117,804)

NET INCREASE IN CASH AND CASH
      EQUIVALENTS                               18,678       1,411           0
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                       1,539         128         128
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $20,217      $1,539        $128

CASH PAID DURING THE YEAR FOR:
Interest, net of amount capitalized            $48,246     $47,361     $55,223
Income taxes                                   $53,720     $40,141     $32,995

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND LONG-TERM DEBT

                                                             December 31
                                                           1994        1993
CUMULATIVE PREFERRED STOCK (Note 7)                          (thousands)
$100 Par
   3.80% - 100,000 shares issued                           $10,000     $10,000
   4.50% - 100,000 shares issued                            10,000      10,000
   4.20% -  70,000 shares issued                             7,000       7,000
   4.35% - 120,000 shares issued                            12,000      12,000
No Par
   4.80%* - 500,000 shares issued                           50,000      50,000
    Total                                                  $89,000     $89,000

CUMULATIVE REDEEMABLE PREFERRED STOCK  (Note 7)
$100 Par
   4.00% - 15,957 and 17,557 shares issued                  $1,596      $1,756

LONG-TERM DEBT (EXCLUDING CURRENT MATURITIES) (Note 8)
First Mortgage Bonds
    5.875% series due 2007                                      $0     $21,940
General Mortgage Bonds
    Medium-Term Notes due 1996-2008, 6.82% and
      6.78% weighted average rate at December 31           395,500     378,750
    5.25%* Environmental Improvement Revenue
      Refunding Bonds due 2012-23                          158,768     122,846
Guaranty of Pollution Control Bonds
    5.75% series due 2003                                        0      13,742
    4.31%* due 2015-17                                     196,500     196,500
Subsidiary Obligations
    Notes due 2000-04, 8.38% weighted average
      rate at December 31                                   47,702           0
Unamortized Discount                                             0        (114)
    Total                                                 $798,470    $733,664


*  Variable rate securities, weighted average rate as of December 31, 1994



CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                 Year Ended December 31
                                               1994        1993        1992
                                                       (thousands)
Beginning Balance                             $418,201    $405,985    $411,161
Net Income                                     104,775     105,772      86,334
                                               522,976     511,757     497,495

Premium on Reacquired Preferred Stock                0           0         233
Dividends Declared:
  Preferred Stock, at required rates             3,384       3,169       2,747
  Common Stock - $1.50, $1.46 and $1.43
    per share                                   92,854      90,387      88,530
Ending Balance (Note 7)                       $426,738    $418,201    $405,985


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     The consolidated financial statements include the accounts of Kansas City Power & Light Company and KLT Inc., a wholly-owned, nonutility subsidiary. KLT Inc. was formed in 1992 as a holding company for various non-regulated business ventures.

     Intercompany balances and transactions have been eliminated. Kansas City Power & Light Company's equity investment in KLT Inc. was $37 and $5 million at December 31, 1994 and 1993, respectively. KLT Inc.'s revenues and expenses have been classified under Other Income and Deductions and Interest Charges in the Consolidated Statements of Income.

     Accounting records are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and generally accepted accounting principles.

Cash and Cash Equivalents

     Cash and cash equivalents consists of highly liquid investments with maturities of three months or less.

Fair Value of Financial Instruments

     The stated values of financial instruments at December 31, 1994 and 1993 approximate fair market values. If quoted market prices were not available, the Company's incremental borrowing rate for similar types of debt was used to determine fair value.

Investments in Affordable Housing Limited Partnerships

     Through December 31, 1994, KLT Investments Inc., a subsidiary of KLT Inc., had invested $54 million in affordable housing limited partnerships. The investments are recorded at cost and tax credits are recognized in the year utilized.

Utility Plant

     Utility plant is stated at historical costs of construction. These costs include taxes, an allowance for funds used during construction (AFDC) and payroll-related costs including pensions and other fringe benefits. Additions of, and replacements and improvements to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, including removal charges, net of salvage is charged to accumulated depreciation.

     AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects and is capitalized as a cost of construction work in progress. The portion attributable to borrowed funds is reflected as a reduction of interest charges while the portion applicable to equity funds is shown as a non-cash item of other income. When a construction project is placed in service, the related AFDC, as well as other construction costs, is used to establish rates under regulatory rate practices. The rates used to compute gross AFDC are compounded semi-annually and averaged 7.8% for 1994, 8.3% for 1993 and 6.6% for 1992.

     Depreciation is computed on a straight-line basis over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Average annual composite rates approximated 2.9% during the last three years.

Wolf Creek Refueling Outage Costs

     Forecasted incremental costs to be incurred during scheduled Wolf Creek Generating Station (Wolf Creek) refueling outages are accrued evenly (monthly) over the unit's operating cycle, normally about 18 months. These incremental costs include operating, maintenance and replacement power expenses.

Nuclear Plant Decommissioning Costs

     Estimated decommissioning costs for Wolf Creek were revised in 1994 by the Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC). The estimates for decontamination, dismantlement and site restoration costs were based on the immediate dismantlement method. Decommissioning of the plant is not expected to start before 2025. The following table shows each commission's estimated costs and assumptions (in 1993 dollars):
                                              KCC           MPSC
 Undiscounted decommissioning costs:
      Total Station                       $1.3 billion  $1.8 billion
      47% share                           $595 million  $859 million

 Discounted decommissioning costs:
      Total Station                       $370 million  $370 million
      47% share                           $174 million  $174 million

 Annual escalation factor                    3.45%         4.50%
 Annual return on trust assets               6.48%         7.66%


     These estimated costs are higher than prior estimates primarily due to significant increases in assumed disposal costs for low-level radioactive waste. Previously, total discounted decommissioning costs were estimated by the KCC in 1989 to be $206 million (in 1988 dollars) and, by the MPSC in 1992 to be $347 million (in 1990 dollars).

     The Company contributes to a tax-qualified decommissioning trust fund (approximately $3 million for each of the last three years) to be used to decommission the unit. These costs are charged to other operation expenses and recovered over the expected life of the plant. Recent tax law changes regarding nuclear decommissioning trust funds allow for investments in higher yielding securities. Increases in annual contributions are not anticipated during the next two years.

     As of December 31, 1994 and 1993, the trust fund balance, including reinvested earnings, was $19 and $14 million, respectively. These amounts are reflected in the Consolidated Balance Sheets under Investments and Nonutility Property with the related liabilities for decommissioning included in Deferred Credits and Other Liabilities-Other.

     The Financial Accounting Standards Board (FASB) is currently reviewing the accounting for nuclear plant decommissioning obligations including the balance sheet presentation of estimated decommissioning costs and the accounting treatment of trust fund earnings.

Nuclear Fuel

     Nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. Currently, the Company pays a quarterly fee of one mill per kilowatt-hour of net nuclear generation to the DOE for future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense and recovered through rates.

     A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Once a permanent site is available, the DOE will require spent nuclear fuel to be accepted on a priority basis with the owners of the oldest spent fuel given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2027. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel which, under current regulatory guidelines, can provide storage space until approximately 2006. Management believes additional temporary storage space can be constructed or obtained as necessary.

Regulatory Assets

     FASB Statement No. 71-Accounting for Certain Types of Regulation applies to regulated entities whose rates are designed to recover the cost of providing service. FASB 71 allows certain items that would normally be reflected in net income to be deferred on the balance sheet. These items are then amortized as the related amounts are reflected in rates. The Company recognizes regulatory assets when authorized by a commission's rate order or when it is probable, based on historical regulatory precedent, that future rates will recover amortization of the costs. If subsequent recovery is no longer probable, any unamortized balance, net of tax, would reduce net income.

     Deferred Wolf Creek Costs

          KCC and MPSC orders provided for continued construction accounting for ratemaking purposes after Wolf Creek's September 3, 1985 commercial in-service date through September 30, 1985 and May 5, 1986, respectively. The commissions also authorized the deferral of certain other carrying costs. These deferrals are being amortized and recovered in rates over an approximate 10 year period.

     Recoverable Taxes

          See Income Taxes below for discussion.

     Settlement of Fuel Contracts

          The Company deferred the cost incurred to terminate certain coal purchase contracts. These costs are being amortized over various periods ending in 2002.

     KCC Wolf Creek Carrying Costs

          As ordered by the KCC, certain Wolf Creek carrying costs were deferred through June 1991. The recovery and corresponding amortization of this deferral over six years began in July 1991.

     MPSC Rate Phase-In Plan

          Under the MPSC's 1986 Wolf Creek rate phase-in plan, the Company deferred a cash recovery of a portion of the cost of equity plus carrying costs on the deferral. The amortization and recovery were completed in December 1993 resulting in a 2.66% rate reduction effective January 1,
     1994 (approximately $12.5 million annually) applied evenly to the Company's Missouri retail customer classes. By agreement with the MPSC and public counsel, none of the parties can unilaterally file for a general increase or decrease in Missouri retail electric rates prior to January 1, 1996. Approximately two-thirds of total retail sales are to Missouri customers.

     Other

          Other regulatory assets include premium on redeemed debt, deferred flood costs, the deferral of costs to decommission and decontaminate federal uranium enrichment facilities and other costs. These deferrals are amortized over various periods extending to 2023.

Revenue Recognition

     The Company utilizes cycle billing and accrues an estimate for unbilled revenue at the end of each reporting period.

Income Taxes

     FASB Statement No. 109-Accounting for Income Taxes requires deferred tax liabilities and assets be established for all temporary differences caused when the tax basis of an asset or liability differs from that reported in the financial statements. These deferred tax assets and liabilities are determined using the tax rates scheduled by the tax law to be in effect when the temporary differences reverse.

     Regulatory Asset-Recoverable Taxes primarily reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences flowed through to ratepayers in the past. During 1993, the net change in Regulatory Asset-Recoverable Taxes and Deferred income taxes included a $40 million increase resulting from the changes in the federal and Missouri state income tax laws effective January 1, 1993 and January 1, 1994, respectively. Although the Company calculates its deferred tax assets and liabilities pursuant to FASB 109, operating income tax expense is recorded in accordance with ratemaking principles. However, if FASB 109 were reflected in the Consolidated Statements of Income, net income would remain the same.

     Investment tax credits are deferred when utilized and amortized to income over the remaining service lives of the related properties.

Environmental Matters

     Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.
Management believes it has recorded all appropriate costs related to environmental matters.

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Early Retirement Program

     In March 1994, the Company offered a voluntary early retirement program to 411 eligible management and union employees. On June 30, 1994, 332 employees, or 81%, of eligible employees retired under the program. The Company expensed estimated program costs of $14 million ($0.14 per share) during the first quarter of 1994 and $10.2 million ($0.10 per share) during the second quarter. Based on a final actuarial valuation, a $1.7 million ($0.02 per share) reduction in expense was recorded during the fourth quarter resulting in total pension and postretirement program costs to the Company of $16.5 and $6.0 million, respectively ($0.22 per share).

Pension Plans

     The Company has defined benefit pension plans for all its regular employees, including officers, providing benefits upon retirement. In accordance with the Employee Retirement Income Security Act of 1974, the Company has satisfied its minimum funding requirements. Benefits under these plans reflect the employee's compensation, years of service and age at retirement.

     Funded status of the plans:
                                                     December 31
                                                   1994       1993
                                                      (thousands)
Accumulated Benefit Obligation:
  Vested                                        $ 219,111   $ 209,193
  Non-vested                                        4,595       6,296
      Total                                     $ 223,706   $ 215,489

Determination of Plan Assets
  less Obligations:
    Fair value of plan assets (a)               $ 301,245   $ 315,179
    Projected benefit obligation (b)              269,124     279,525
      Difference                                $  32,121   $  35,654

Reconciliation of Difference:
  Contributions to trusts
    Prepaid                                     $      -    $  10,677
    Accrued liability                             (18,401)     (6,304)
  Unrecognized transition obligation               14,684      16,756
  Unrecognized net gain                            39,570      18,197
  Unrecognized prior service cost                  (3,732)     (3,672)
      Difference                                $  32,121   $  35,654

(a) Plan assets are invested in insurance contracts, corporate bonds, equity securities, U.S. Government securities, notes, mortgages and short-term investments.

(b) Based on discount rates of 8.5% in 1994 and 7% in 1993; and increases in future salary levels of 4% to 5% in 1994 and 1993.

    Components of provisions for pensions (excluding early retirement program costs):

                                         1994       1993      1992
                                                 (thousands)

Service cost                           $  8,193   $  8,671   $ 7,301
Interest cost on projected benefit
  obligation                             20,759     19,521    17,903
Actual return on plan assets             (1,143)   (49,875)  (24,541)
Other                                   (22,297)    27,715     3,653
    Net periodic pension cost          $  5,512   $  6,032   $ 4,316

    Long-term rates of return on plan assets of 8% to 8.5% were used.

Postretirement Benefits Other Than Pensions

     In addition to providing pension benefits, certain postretirement health care and life insurance benefits are provided for substantially all retired employees.

     FASB Statement No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions requires companies to accrue the cost of postretirement health care and life insurance benefits during an employee's active years of service. Until 1993, these costs were expensed as paid (pay-as-you-go). The Company currently recovers these costs through rates on a pay-as-you-go basis.


     Net periodic postretirement benefit cost (excluding early retirement program costs):

                                                    1994       1993
                                                      (thousands)

Service cost                                      $    645   $   616
Interest cost on accumulated
  postretirement benefit obligation (APBO)           2,305     1,893
Amortization of unrecognized
  transition obligation                              1,175     1,175
Other                                                   75        -
    Net periodic postretirement cost                 4,200     3,684
    Less: Pay-as-you-go costs                        1,097     1,109
      Net increase in cost due to FASB 106        $  3,103   $ 2,575

     Actuarial assumptions include an increase in the annual health care cost trend rate for 1995 of 12%, decreasing gradually over a six year period to its ultimate level of 6%. The health care plan requires retirees to participate in the cost when premiums exceed a certain amount. Because of this provision, an increase in the assumed health care cost trend rate by 1% per year would only increase the APBO as of December 31, 1994 by approximately $575,000 and the aggregate service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $65,000.

     Reconciliation of postretirement benefits to amounts recorded in the Consolidated Balance Sheets:
                                                      December 31
                                                    1994       1993
                                                      (thousands)
APBO (a):
  Retirees                                        $ 20,813   $10,672
  Fully eligible active plan participants            1,304     6,405
  Other active plan participants                     7,159    10,501
    Unfunded APBO                                   29,276    27,578
Unrecognized transition obligation                 (21,139)  (22,314)
Unrecognized net gain (loss)                         5,220    (2,689)
Unrecognized prior service cost                       (863)       -
    Accrued postretirement benefit obligation
      (included in Deferred Credits
      and Other Liabilities-Other)                $ 12,494   $ 2,575

(a) Based on weighted average discount rates of 8.5% in 1994 and 7% in 1993; and increases in future salary levels of 4% to 5% in 1994 and 1993.

Long-Term Incentive Plan

     The shareholders adopted a Long-Term Incentive  Plan in 1992 for  officers
and key employees.   Awards issued under  the Plan cannot exceed three  million common stock shares.

     Under the stock option provision of the Plan, recipients are entitled to receive shares of stock, and accumulated dividends as though reinvested if the granted options are exercised within 10 years and the market price at the time of exercise equals or exceeds the grant price. Because of the dividend provision, the Company was required to expense $0.4, $0.1 and $0.2 million for 1994, 1993, and 1992, respectively. The expense represents accumulated and reinvested dividends in addition to the appreciation in stock price since the date of grant. If the stock price falls below the grant price, the cumulative expense associated with those options is reversed.

     Summarized information regarding the stock option shares granted and outstanding:

                                      1994        1993        1992
                                          (shares under option)

Outstanding at January 1              145,125       86,000        -
 Granted                               69,125       63,125    86,000
 Exercised                             (6,000)          -         -
 Canceled                             (10,875)      (4,000)       -
Outstanding at December 31            197,375      145,125    86,000

Exercisable at December 31            102,125       41,000        -

Weighted average grant price of
 shares outstanding                  $ 21.870     $ 22.604  $ 21.625
Option price of shares exercised     $ 21.625     $     -   $     -

3. INCOME TAXES

     Income tax expense consists of:

                                      1994        1993        1992
                                               (thousands)
Current income taxes:
  Federal                          $   42,736  $    41,207  $  28,081
  State                                 7,462        5,589      4,657
    Total                              50,198       46,796     32,738

Deferred income taxes, net:
  Federal                              17,005       22,274     20,488
  State                                 3,519        3,228      3,491
    Total                              20,524       25,502     23,979

Investment tax credits, net            (4,345)      (4,345)    (4,521)
    Total income tax expense       $   66,377  $    67,953  $  52,196


     The following table shows a reconciliation of the federal statutory income tax rate to the effective rate reflected in the Consolidated Statements of Income. See Note 1 to the Consolidated Financial Statements for a discussion of the Company's income tax policies.
                                      1994        1993         1992

Federal statutory income tax rate     35.0 %      35.0 %       34.0 %
Differences between book and tax
  depreciation not normalized          1.2         1.3          1.7
Amortization of investment tax
  credits                             (2.5)       (2.5)        (3.3)
State income taxes                     4.2         3.3          3.9
Other                                  0.9         2.0          1.4
  Effective income tax rate           38.8 %      39.1 %       37.7 %

     The significant temporary differences resulting in deferred tax assets and liabilities in the Consolidated Balance Sheets are as follows:

                                                     December 31
                                                   1994       1993
                                                     (thousands)

Depreciation differences                        $ 507,964   $ 476,637
Recoverable taxes                                 120,000     122,000
Other                                              14,731      25,534
  Net deferred income tax liability             $ 642,695   $ 624,171

     The net deferred income tax liability consists of the following:

                                                     December 31
                                                   1994       1993
                                                     (thousands)

Gross deferred income tax assets                $ (61,623)  $ (63,187)
Gross deferred income tax liabilities             704,318     687,358
  Net deferred income tax liability             $ 642,695   $ 624,171

4. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

     Liability Insurance

          The   Price-Anderson  Act  currently  limits   the  combined  public
     liability of nuclear reactor owners to $8.9 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek (the Owners) carry the maximum available commercial insurance of $200 million. The balance is provided by Secondary Financial Protection (SFP), an assessment plan mandated by the Nuclear Regulatory Commission.

          Under SFP, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $79.3 million ($37.3 million, Company's share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($4.7 million, Company's share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1993, is subject to an inflation adjustment every five years based on the Consumer Price Index.

     Property, Decontamination and Premature Decommissioning Insurance

          The Owners also carry $2.8 billion ($1.3 billion, Company's share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear insurance pools provide $0.5 billion of coverage, while Nuclear Electric Insurance Limited (NEIL) provides $2.3 billion.

          In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. The Company's share of any remaining proceeds can be used for up to $1.2 billion of property damage and up to $118 million in premature decommissioning costs to cover a trust fund shortfall (see Note 1-Nuclear Plant Decommissioning Costs). However, premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses.

     Extra Expense Insurance Including Replacement Power

          The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.



          Under both NEIL policies, the Company is subject to retrospective assessment if NEIL losses, with respect to each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum retrospective assessments for the Company's share under the policies total approximately $13 million per year.

          In the event of a catastrophic loss at Wolf Creek, the amount of insurance available may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by the Company and could have a material, adverse effect on its financial condition and results of operations.

Nuclear Fuel Commitments

     As of December 31, 1994, the Company's portion of Wolf Creek nuclear fuel commitments included $180 million for enrichment and fabrication through 2014 and $12 million for uranium concentrates through 1997.

Tax Matters

     The  Company's  federal income  tax  returns  for  1985  through 1992  are presently under examination by the Internal Revenue Service (IRS). The IRS has issued Revenue Agent's Reports for the years 1985 through 1990. The Reports include proposed adjustments that would reduce the Company's Wolf Creek investment tax credit (ITC) by 25% or approximately $20 million and tax depreciation by 23% or approximately $210 million. These amounts include the continuing effect of the adjustments through December 31, 1994. These adjustments, principally, are based upon the IRS's contention that (i) certain start-up and testing costs considered to be costs of the plant, should be treated as licensing costs, which do not qualify for ITC or accelerated depreciation, and (ii) certain cooling and generating facilities should not qualify for ITC or accelerated depreciation.

     If the IRS were to prevail on all of these proposed adjustments, the Company would be obligated to make cash payments, calculated through December 31, 1994, of approximately $105 million for additional federal and state income taxes and $60 million for corresponding interest. After offsets for deferred income taxes, these payments would reduce net income by approximately $35 million.

     The Company has filed a protest and is currently negotiating with the appeals division of the IRS. Based upon their interpretation of applicable tax principles, the tax treatment of similar costs and facilities with respect to other plants, and discussions to date with the IRS appeals division, it is the opinion of management and outside tax counsel that the IRS's proposed Wolf Creek adjustments are substantially overstated. Management believes any additional taxes and interest resulting from the final resolution of the matter will not be material to the Company's financial condition or results of operations.

Environmental Matters

     The Company's operations must comply with federal, state and local environmental laws and regulations. The generation of electricity utilizes, produces and requires disposal of certain products and by-products including polychlorinated biphenyl (PCB's), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste as well as the current property owner and predecessor owner at the time of contamination. The Company continually conducts environmental audits designed to detect contamination and assure compliance with governmental regulations. However, compliance programs necessary to meet future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities.

     Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking contribution and indemnity under the Superfund law for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before it was demolished in 1952. The site and all other properties owned in Iowa were sold to Interstate in 1957. Management estimates that the cleanup could cost up to $8 million. This estimate is based upon an evaluation of available information from on-going site
investigation  and   assessment  activities,  including   the  costs  of   such
activities.

     In 1993, the Company, along with other parties to the lawsuit, received a letter from the Environmental Protection Agency (EPA) notifying each such party that it was considered a potentially responsible party for cleanup costs at the site. In December 1994, the EPA listed the site on the National Priorities List.

     Management believes it has several valid defenses to this action. Even if unsuccessful on the liability issue, management does not believe its allocated share of the cleanup costs will be material to its financial condition or results of operations.

Long-Term Coal Contracts

     The Company's share of coal purchased under long-term contractual arrangements was $21, $17, and $21 million in 1994, 1993 and 1992, respectively. Under existing coal contracts, the Company's remaining share of purchase commitments totals $152 million with obligations for the years 1995 through 1999 totaling $41, $30, $26, $9 and $9 million, respectively. Coal is also purchased on the spot market.

Leases

     The Company has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor, after which the Company is entitled to cancel the lease if able to secure an alternative transmission path. Total commitments under this lease are $2 million per year and $58 million over the remaining life of the lease if the lease is not canceled.

     Rental expense for other leases including railcars, computer equipment, buildings, a transmission line and similar items was $16 to $19 million per year during the last three years. Rental commitments under these leases total $134 million over the remaining life of the leases with obligations for the years 1995 through 1999 averaging $12 million per year. Capital leases are not material and are included in these amounts.

Purchased Capacity Commitments

     As of December 31, 1994, contracts to purchase capacity through 2016 from other utilities totaled $262 million. During 1994, 1993 and 1992, capacity purchases were $13, $10 and $7 million, respectively. For each of the next five years these obligations include:

                                                   Cost     Megawatts
                                                (millions)

          1995                                  $   16         520
          1996                                      25         530
          1997                                      24         530
          1998                                      24         530
          1999                                      24         530

     For the years 2000 through 2009, the Company has purchase capacity contracts for approximately 179 megawatts per year at an average annual cost of $13 million.

Other

     As of December 31, 1994, KLT Investments Inc. has subscribed to an additional $19 million investment in affordable housing partnerships and intends to fund these investments through long-term borrowings.

5. SALE OF ACCOUNTS RECEIVABLE

     As of December 31, 1994 and 1993, an undivided interest in $60 million of designated customer accounts receivable was sold with limited recourse. Costs of $2.8, $2.2 and $2.6 million for 1994, 1993 and 1992, respectively, associated with the sale are included in Other Income and Deductions-Miscellaneous.

6. SHORT-TERM BORROWINGS

     Short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted average interest rate on short-term debt outstanding at December 31, 1994 and 1993 was 6.2% and 4.0%, respectively. As of December 31, 1994, under minimal fee arrangements, unused bank lines of credit totaled $159 million.

7. COMMON STOCK EQUITY, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

Common Stock Equity

     In 1994, 2,000,000 shares of common stock were registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). Under the Plan, common shareholders, directors and employees have the opportunity to purchase shares of the common stock by reinvesting dividends and/or making optional cash payments. The Company is currently purchasing shares for the Plan on the open market.

     At December 31, 1994, the Company held approximately 6,600 shares of its common stock to be used for future distribution. The reacquired shares are included in Investments and Nonutility Property on the Consolidated Balance Sheets.

     The Restated Articles of Consolidation contain a restriction relating to the payment of dividends in the event common equity falls to 25% of total capitalization.

     If preferred stock dividends are not declared and paid when scheduled, the Company cannot declare or pay its common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the holders of preferred stock, voting as a single class, could elect representatives to the Board of Directors.

Preferred Stock and Redeemable Preferred Stock

     During 1992, the 130,000 shares of 7.72% Cumulative Preferred Stock ($13 million par value) were redeemed and retired. The $0.3 million premium paid to redeem this stock was charged against retained earnings. Also, in 1992, $50 million Cumulative No Par Preferred Stock, Auction Series A ($100 per share stated value) was issued. The $0.9 million in costs associated with this issue were charged to capital stock premium and expense.

     Scheduled mandatory sinking fund requirements for the outstanding redeemable 4% Cumulative Preferred Stock are $160,000 per year. The Company has the option to redeem the $91 million Cumulative Preferred Stock at prices approximating par or stated value.

     As of December 31, 1994, 405,957 shares of $100 par Cumulative Preferred Stock, 1,572,000 shares of Cumulative No Par Preferred Stock and 11,000,000 shares of no par Preference Stock were authorized.

8. LONG-TERM DEBT

Mortgage Bonds

     In 1994, the remaining First Mortgage Bonds were retired resulting in the retirement of the Indenture of Mortgage and Deed of Trust dated December 1, 1946. The Company is now authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture constitutes a mortgage lien on substantially all utility plant.

     As of December 31, 1994, $582 million of General Mortgage Bonds were pledged under the Indenture to secure outstanding and unissued Medium-Term Notes of $425 and $157 million, respectively.

Scheduled Maturities

     Long-term debt maturities for the years 1995 through 1999 are $33, $74, $24, $69, and $8 million, respectively.

Interest Rate Swap and Cap Agreements

     As of December 31, 1994, the Company had entered into eight interest rate swap contracts and one cap agreement with financial institutions to limit the interest rate on $110 million of long-term debt. The swap agreements mature from 1996 through 1998 and effectively fix interest rates on $90 million of variable rate debt to a weighted average rate of 3.7% through 1996. The cap agreement limits the interest rate on $20 million of variable rate debt to 4.5% in 1995, increasing to 5.5% through 1997. Had these agreements been terminated at December 31, 1994, the Company would have realized a gain.

9. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

     Joint   ownership  agreements  with  other   utilities  provide  undivided
interests in utility plants at December 31, 1994 as follows (in millions of dollars):

                                    Wolf Creek    LaCygne     Iatan
                                       Unit        Units       Unit
Company's share                         47%         50%        70%

Utility plant in service             $  1,337    $    286    $   248
Estimated accumulated depreciation
  (Production plant only)            $    299    $    157    $   119
Nuclear fuel, net                    $     41    $     -     $    -
Company's accredited
  capacity-megawatts                      545         678        469

     Each participant must fund their own portion of the plant's operating expenses and capital expenditures. The Company's share of direct expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

10. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                 1st        2nd       3rd       4th
                                Quarter   Quarter   Quarter   Quarter
                                            (thousands)
1994
Operating revenues             $199,295  $223,108  $253,771  $ 192,098
Operating income               $ 20,603  $ 36,121  $ 61,458  $  31,509
Net income                     $  9,891  $ 24,776  $ 50,099  $  20,009
Earnings per common share      $   0.15  $   0.38  $   0.80  $    0.31

1993
Operating revenues             $191,380  $208,323  $256,919  $ 200,828
Operating income               $ 29,624  $ 38,878  $ 57,865  $  29,935
Net income                     $ 15,800  $ 25,731  $ 44,920  $  19,321
Earnings per common share      $   0.24  $   0.40  $   0.72  $    0.30

     The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months. See Note 2 to the Consolidated Financial Statements-Pension Plans and Other Employee Benefits for a discussion of quarterly costs associated with the 1994 early retirement program.




                        REPORT OF INDEPENDENT ACCOUNTANTS



  To the Shareholders and Board of Directors
  Kansas City Power & Light Company:

       We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiary listed in the index on page 39 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiary as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                /s/Coopers & Lybrand L.L.P.
                                                  COOPERS & LYBRAND L.L.P.


  Kansas City, Missouri
  January 30, 1995


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The information concerning directors required by Item 401 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated March 10, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Executive Officers

      See Part I, page 5, entitled "Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 402 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated March 10, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 403 of Regulation S-K has been furnished by the Company in its definitive proxy statement dated March 10, 1995, filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.
                                    PART IV


ITEM 14.EXHIBITS AND REPORTS ON FORM 8-K
                                                                         Page
                                                                          No.
Financial Statements

a.      Consolidated Balance Sheets - December 31, 1994, and 1993        18-19

b.      Consolidated Statements of Income for the years ended               20
        December 31, 1994, 1993, and 1992

c.      Consolidated Statements of Cash Flows for the years ended           21
        December 31, 1994, 1993, and 1992

d.      Consolidated Statements of Cumulative Preferred Stock &             22
        Long-Term Debt - December 31, 1994 and 1993

e.      Consolidated Statements of Retained Earnings for the                22
        years ended December 31, 1994, 1993, and 1992

f.      Notes to Consolidated Financial Statements                       23-36

g.      Report of Independent Accountants                                   37

Exhibits

Exhibit
Number                         Description of Document

3-a   *Restated Articles of Consolidation of the Company dated as of May 5, 1992
            (Exhibit 4 to Registration Statement, Registration No. 33-54196).
3-b   *By-laws of the Company, as amended and in effect on December 31, 1993
            (Exhibit 3-b to Form 10-K for the year ended 1993).
4-a   *General Mortgage and Deed of Trust dated as of December 1, 1986, between the Company and United Missouri Bank N.A. (formerly United Missouri
            Bank) of Kansas City, N.A., Trustee (Exhibit 4-bb to Form 10-K for
            the year ended December 31, 1986).
4-b   *Third Supplemental Indenture dated as of April 1, 1991, to Indenture dated as of December 1, 1986 (Exhibit 4-aq to Registration
            Statement, Registration No. 33-42187).
4-c   *Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for year ended December 31, 1991).
4-d   *Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated
            September 30, 1992).
4-e   *Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement,
            Registration No. 33-54196).
4-f   *Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated
            September 30, 1993).
4-g   *Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement,
            Registration No. 33-51799).
4-h   *Ninth Supplemental Indenture dated as of February 1, 1994, to
            Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).
4-i         Tenth Supplemental Indenture dated as of November 1, 1994, to
            Indenture dated as of December 1, 1986.
4-j   *Resolution of Board of Directors Establishing 3.80% Cumulative Preferred
            Stock (Exhibit 2-R to Registration Statement, Registration No. 2-
            40239).
4-k   *Resolution of Board of Directors Establishing 4% Cumulative Preferred
            Stock (Exhibit 2-S to Registration Statement, Registration No. 2-
            40239).
4-l   *Resolution of Board of Directors Establishing 4.50% Cumulative Preferred
            Stock (Exhibit 2-T to Registration Statement, Registration No. 2-
            40239).
4-m   *Resolution of Board of Directors Establishing 4.20% Cumulative Preferred
            Stock (Exhibit 2-U to Registration Statement, Registration No. 2-
            40239).
4-n   *Resolution of Board of Directors Establishing 4.35% Cumulative Preferred
            Stock (Exhibit 2-V to Registration Statement, Registration No. 2-
            40239).
4-o   *Certificate of Designation of Board of Directors Establishing the
            $50,000,000 Cumulative No Par Preferred Stock, Auction Series A
            (Exhibit 4-a to Form 10-Q dated March 31, 1992).
4-p   *Indenture for Medium-Term Note Program dated as of April 1, 1991, between the Company and The Bank of New York (Exhibit 4-bb to Registration
            Statement, Registration No. 33-42187).
4-q   *Indenture for Medium-Term Note Program dated as of February 15, 1992, between the Company and The Bank of New York (Exhibit 4-bb to
            Registration Statement, Registration No. 33-45736).
4-r   *Indenture for Medium-Term Note Program dated as of November 15, 1992, between the Company and The Bank of New York (Exhibit 4-aa to
            Registration Statement, Registration No. 33-54196).
4-s         Indenture for Medium-Term Note Program dated as of November 17,
            1994, between the Company and Merrill Lynch & Co., Merrill Lynch,
            Pierce, Fenner & Smith Incorporated and Smith Barney Inc.
10-a  *Copy of Wolf Creek Generating Station Ownership Agreement between Kansas
            City Power & Light Company, Kansas Gas and Electric Company and
            Kansas Electric Power Cooperative, Inc. (Exhibit 10-d to Form 10-K
            for the year ended December 31, 1981).
10-b  *Copy of Receivables Purchase Agreement dated as of September 27, 1989, between the Company, Commercial Industrial Trade-Receivables
            Investment Company and Citicorp North America, Inc., (Exhibit 10-p
            to Form 10-K for year ended December 31, 1989).
10-c  *Copy of Amendment to Receivables Purchase Agreement dated as of August 8,
            1991, between the Company, Commercial Industrial Trade-Receivables
            Investment Company and Citicorp North America, Inc. (Exhibit 10-m to
            Form 10-K for year ended December 31, 1991).
10-d  *Long-Term Incentive Plan (Exhibit 28 to Registration Statement,
            Registration 33-42187).
10-e  *Copy of Indemnification Agreement entered into by the Company with each of its officers and directors (Exhibit 10-O to Form 10-K for year ended December 31, 1986).
10-f  *Copy of Executive Incentive Compensation Plan (Exhibit 10-g to form 10-K for year ended December 31, 1986).
10-g  *Copy of Severance Agreement entered into by the Company with certain of its executive officers (Exhibit 10 to Form 10-Q dated June 30,
            1993).
10-h  *Copy of Supplemental Executive Retirement and Deferred Compensation Plan
            (Exhibit 10-h to Form 10-K for year ended December 31, 1993).
10-i  *Copy of $50 million Letter of Credit and reimbursement agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-i to
            Form 10-K for year ended December 31, 1993).
10-j  *Copy of $56 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with Societe Generale, Chicago Branch (Exhibit
            10-j to Form 10-K for year ended December 31, 1993).
10-k  *Copy of $50 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-k to
            Form 10-K for year ended December 31, 1993).
10-l  *Copy of $40 million Letter of Credit and Reimbursement Agreement dated as of August 19, 1993, with Deutsche Bank AG, acting through its New
            York and Cayman Islands Branches (Exhibit 10-l to Form 10-K for year ended December 31, 1993).
10-m  *Copy of Railcar Lease dated as of April 15, 1994, between Shawmut Bank
            Connecticut, National Association, and the Company (Exhibit 10 to
            Form 10-Q for period ended June 30, 1994).
10-n  *Copy of Amendment No. 2 to Receivables Purchase Agreement between the
            Company and Ciesco L.P. and Citicorp North America, Inc. (Exhibit 10
            to Form 10-Q for period ended September 30, 1994).
10-o        Copy of Railcar Lease dated as of January 31, 1995, between First
            Security Bank of Utah, National Association, and the Company.
12           Computation of Ratios of Earnings to Fixed Charges.
23-a        Consent of Counsel.
23-b        Consent of Independent Accountants--Coopers & Lybrand L.L.P.
24           Powers of Attorney.

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

Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 1994.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 28th day of March, 1995.

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

       Signature                    Title                         Date

                              Chairman of the Board and     )
 /s/Drue Jennings             President (Principal          )
   (Drue Jennings)            Executive Officer)            )
                                                            )
                              Vice President-Finance and    )
 /s/John DeStefano            Treasurer (Principal          )
   (John DeStefano)           Financial Officer             )
                                                            )
 /s/Neil Roadman              Controller (Principal         )
   (Neil Roadman)             Accounting Officer            )
                                                            )
   David L. Bodde*            Director                      )
                                                            )
   William H. Clark*          Director                      ) March 28, 1995
                                                            )
   Robert J. Dineen*          Director                      )
                                                            )
   Arthur J. Doyle*           Director                      )
                                                            )
   W. Thomas Grant II*        Director                      )
                                                            )
   George E. Nettels, Jr.*    Director                      )
                                                            )
   Dr. Linda Hood Talbott*    Director                      )
                                                            )
   Robert H. West*            Director                      )
                                                            )

*By  /s/Drue Jennings
       (Drue Jennings)
      Attorney-in-fact