Form 10-Q
period 1995-03-31
KANSAS CITY POWER & LIGHT CO
filed 1995-05-05
CIK 54476

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ____________________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at April 28, 1995 was 61,902,078 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                      March 31     December 31
                                                        1995          1994
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,333,365    $3,330,478
 Less-accumulated depreciation                         1,098,444     1,092,436
    Net utility plant in service                       2,234,921     2,238,042
 Construction work in progress                            59,086        57,294
 Nuclear fuel, net of amortization of
   $70,185 and $66,773                                    43,224        40,806
    Total                                              2,337,231     2,336,142

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS              16,160        18,752

REGULATORY ASSET - RECOVERABLE TAXES                     120,000       120,000

INVESTMENTS AND NONUTILITY PROPERTY                      122,879        98,429

CURRENT ASSETS
 Cash and cash equivalents                                21,466        20,217
 Receivables
   Customer accounts receivable                           15,858        24,513
   Other receivables                                      21,137        22,604
 Fuel inventories, at average cost                        21,067        16,570
 Materials and supplies, at average cost                  44,867        44,953
 Prepayments                                               4,516         5,138
 Deferred income taxes                                     2,816         1,444
    Total                                                131,727       135,439

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           15,721        16,625
   KCC Wolf Creek carrying costs                           6,155         6,839
   Other                                                  26,267        27,909
 Other deferred charges                                   10,827        10,262
    Total                                                 58,970        61,635

    Total                                             $2,786,967    $2,770,397

LIABILITIES

CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued -
   stated value                                         $449,697      $449,697
 Retained earnings                                       425,080       426,738
 Capital stock premium and expense                        (1,725)       (1,736)
     Common stock equity                                 873,052       874,699
 Cumulative preferred stock                               89,000        89,000
 Cumulative redeemable preferred stock                     1,436         1,596
 Long-term debt                                          802,633       798,470
     Total                                             1,766,121     1,763,765

CURRENT LIABILITIES
 Notes payable to banks                                    2,500         1,000
 Commercial paper                                         39,000        31,000
 Current maturities of long-term debt                     33,419        33,419
 Accounts payable                                         41,830        73,486
 Dividends payable                                           423           423
 Accrued taxes                                            58,353        24,684
 Accrued interest                                         10,026        12,209
 Accrued payroll and vacations                            18,340        19,594
 Accrued refueling outage costs                            5,300         2,120
 Other                                                     7,847         7,221
     Total                                               217,038       205,156

DEFERRED CREDITS
 Deferred income taxes                                   640,696       644,139
 Deferred investment tax credits                          74,488        82,840
 Other                                                    88,624        74,497
    Total                                                803,808       801,476

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,786,967    $2,770,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(thousands of dollars)
                                   Year to Date          Twelve Months Ended
                                     March 31                  March 31
                                 1995        1994          1995        1994


ELECTRIC OPERATING REVENUES   $  198,906  $  199,295    $  867,883  $  865,365

OPERATING EXPENSES
 Operation
   Fuel                           34,719      38,009       131,816     136,801
   Purchased power                 6,732       6,482        34,179      32,110
   Other                          44,445      58,562       188,187     199,027
 Maintenance                      20,678      18,816        74,330      79,264
 Depreciation                     24,139      23,331        95,169      91,930
 Taxes
   Income                         11,617       6,748        75,818      65,088
   General                        23,857      23,468        96,751      95,458
 Amortization of:
  MPSC rate phase-in plan              0           0             0       5,304
  Deferred Wolf Creek costs        3,276       3,276        13,102      13,102
    Total                        169,463     178,692       709,352     718,084

OPERATING INCOME                  29,443      20,603       158,531     147,281

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction           235         473         1,849       2,777
 Miscellaneous                     6,568         123         2,286      (2,103)
 Income taxes                       (336)         79         4,157       1,466
    Total                          6,467         675         8,292       2,140


INCOME BEFORE INTEREST CHARGE     35,910      21,278       166,823     149,421

INTEREST CHARGES
 Long-term debt                   12,333      10,380        45,915      46,717
 Short-term notes                    620         338         1,452         890
 Miscellaneous                       618       1,188         3,558       4,400
 Allowance for borrowed funds
  used during construction          (548)       (519)       (1,873)     (2,449)
    Total                         13,023      11,387        49,052      49,558

PERIOD RESULTS
 Net income                       22,887       9,891       117,771      99,863
 Preferred stock
  dividend requirements            1,026         807         3,676       3,133
 Earnings available for
  common stock                    21,861       9,084       114,095      96,730

Average number of common
 shares outstanding               61,902      61,909        61,902      61,909
Earnings per common share          $0.35       $0.15         $1.84       $1.56
Cash dividends per
 common share                      $0.38       $0.37         $1.51       $1.47

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1995      1994       1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 22,887  $  9,891   $117,771  $ 99,863
 Adjustments to reconcile net income
  to net cash provided by operating
    activities:
 Depreciation                            24,139    23,331     95,169    91,930
 Amortization of:
  Nuclear fuel                            3,412     2,589     10,959     9,580
  Deferred Wolf Creek costs               3,276     3,276     13,102    13,102
  MPSC rate phase-in plan                     0         0          0     5,304
  Other                                   2,028     2,647      8,989     8,937
 Deferred income taxes (net)             (4,815)      426     15,283    16,607
 Deferred investment tax credit
   amortization and reversals            (8,352)   (1,086)   (11,611)   (4,345)
 Allowance for equity funds used
   during construction                     (235)     (473)    (1,849)   (2,777)
 Cash flows affected by changes in:
  Receivables                            10,122    11,548        117    (8,751)
  Fuel inventories                       (4,497)    1,206     (7,723)    6,007
  Materials and supplies                     86      (669)       (41)      (43)
  Accounts payable                      (31,656)  (23,161)     5,570    (9,878)
  Accrued taxes                          33,669    12,246     18,307     9,696
  Accrued interest                       (2,183)   (6,764)     1,215    (6,557)
  Wolf Creek refueling outage
    accrual                               3,180     3,113     (5,075)    2,626
 Pension and postretirement benefit
     obligations                         (2,405)   15,991     13,807    17,850
 Other operating activities              (6,661)   (3,336)    (6,185)     (934)
  Net cash provided by operating
   activites                             41,995    50,775    267,805   248,217

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures              (26,657)  (29,148)  (122,474) (130,000)
 Allowance for borrowed funds used
   during construction                     (548)     (519)    (1,873)   (2,449)
 Purchases of investments                (6,455)   (5,737)   (68,278)   (8,935)
 Other investing activities               3,306      (686)     9,616     6,469
  Net cash used in investing
   activities                           (30,354)  (36,090)  (183,009) (134,915)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt               4,163    38,922     99,034   195,768
 Retirement of long-term debt                 0   (95,920)   (74,250) (284,400)
 Special deposits                             0    60,118          0    38,824
 Net change in short-term borrowings      9,500     9,000      3,500    38,000
 Dividends paid                         (24,545)  (23,709)   (97,074)  (94,126)
 Other financing activities                 490       806         19    (3,186)
  Net cash used in financing
   activities                           (10,392)  (10,783)   (68,771) (109,120)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                           1,249     3,902     16,025     4,182

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            20,217     1,539      5,441     1,259

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $21,466    $5,441    $21,466    $5,441

CASH PAID DURING THE PERIOD FOR:
Interest, net of amount capitalized     $14,808   $17,493    $45,561   $53,496
Income taxes                             $3,975    $7,098    $50,597   $42,530

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1995      1994       1995      1994


Beginning balance                      $426,738  $418,201   $404,383  $398,646

Net income                               22,887     9,891    117,771    99,863
                                        449,625   428,092    522,154   498,509
Dividends declared                       24,545    23,709     97,074    94,126

Ending balance                         $425,080  $404,383   $425,080  $404,383

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

      In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in the Company's 1994 annual report filed with the Securities and Exchange Commission on Form 10-K.

1.   CAPITALIZATION

      During the first quarter, a subsidiary of the Company, KLT Investments Inc., borrowed approximately $4 million to finance affordable housing limited partnership investments. These notes have interest rates ranging from 8.5% to 9.2% and maturity dates through 2003. As of March 31, 1995, KLT Investments had subscribed to invest an additional $15 million in these partnerships. The subscriptions, which are reflected in the Consolidated Balance Sheets under Investments and Nonutility Property with the related liabilities in Deferred Credits - Other, include $5 million which were converted to notes during April 1995 and $10 million to be converted between June 30 and October 1, 1995.

      From April 1, through May 5, 1995, the Company issued $32 million of Medium-Term Notes (Notes) with weighted average interest rates of 7.3% and maturity dates in 1999. After these issuances, $125 million of Notes remained available for issuance under the shelf registrations.

2.   COMMITMENTS AND CONTINGENCIES

  TAX MATTERS

      As a result of an audit of the Company's income tax returns, the Internal Revenue Service (IRS) proposed significant adjustments relating to the Wolf Creek Generating Station (Wolf Creek) investment tax credits (ITC) and depreciation deductions included in income tax returns after the unit's 1985 commercial in-service date. The Company filed a protest with the Appeals Division of the IRS (Appeals). After extensive negotiations, a settlement has been reached relating to these issues. Appeals has agreed that a substantial portion of the disputed costs do qualify for ITC and accelerated depreciation. Based on an internal calculation of the federal and state liabilities under the terms of the settlement (including the continuing effect of the adjustments through March 31, 1995), management believes the resulting expense was adequately accrued as of December 31, 1994 and the resulting net payments to the IRS to satisfy the liability will not be material.


  ENVIRONMENTAL MATTERS

      The Company's policy is to act in an environmentally responsible manner utilizing the latest technological processes possible to avoid and treat contamination. The Company accrues environmental and cleanup costs when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While continually conducting environmental audits designed to assure compliance with governmental regulations and detect contamination, the regulations are constantly evolving and governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to the Company's operations or facilities.

      Interstate Power Company of Dubuque, Iowa (Interstate) filed a lawsuit in 1989 against the Company in the Federal District Court for the District of Iowa seeking from the Company contribution and indemnity under the Superfund law for cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant in Mason City, Iowa. The plant was operated by the Company for very brief periods of time before it was demolished in 1952. The site and all other properties the Company owned in Iowa were sold to Interstate in 1957. The Company estimates the cleanup could cost up to $10 million. The Court has set the issue of the allocation of cleanup costs among the parties for trial in September 1995. Based upon an evaluation of available information from on-going site investigation and assessment activities, including the costs of those activities, management believes its share of the estimated cleanup costs will be between $1 and $4 million.

3.        EARLY RETIREMENT

      In April 1995, Wolf Creek Nuclear Operating Corporation, the operating company for Wolf Creek, offered a voluntary early retirement program to 68 employees. These employees have until May 31, 1995 to decide whether to participate in the program.

      Based on a 100% acceptance rate, the Company's 47% share of program costs would be approximately $3 million. It is expected that future payroll and benefits savings will offset program costs in less than two years if no retiring employees are replaced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

      The electric utility industry is undergoing fundamental changes in response to increasing competition. To achieve its desired market position in this changing environment, the Company is continually modifying its business processes to operate more efficiently and cost effectively, and is developing energy related businesses through its subsidiary, KLT Inc. To take advantage of opportunities presented through increased competition, the Company may consider various business strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring of wholesale and retail businesses.

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

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71-Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could cease to meet the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off and other assets adjusted and evaluated for impairment. In a competitive environment, asset recoverability would be determined using market-based rates which could be lower than traditional cost-based rates. The Company has not had direct competition for retail electric service in its service territory although there has been competition in the bulk power market and between alternative fuels. The Company's regulatory assets will be maintained as long as it continues to meet the requirements of FASB 71.

NON-REGULATED OPPORTUNITIES

      KLT Inc. was formed in 1992 as a holding company to pursue non-regulated, energy related business ventures to supplement the growth from electric utility operations. KLT Inc. has invested in the following wholly-owned, non-regulated subsidiaries: KLT Power Inc. (non-regulated power production), KLT Energy Services Inc. (energy services including energy audits and efficient equipment), KLT Gas Inc. (oil and gas reserves), KLT Investments Inc. (passive investment opportunities including affordable housing limited partnerships), KLT Investments II Inc. (passive investments in economic and community development and energy related fields), and KLT Telecom Inc. (investment opportunities in telecommunications and fiber optics). As of March 31, 1995, the consolidated assets of KLT Inc. totaled approximately $115 million, including capital contributions from Kansas City Power & Light Company of $37 million. Management anticipates total subsidiary assets of up to $800 million within the next 10 years, consisting of approximately $200 million in capital investment from Kansas City Power & Light Company and the remainder through subsidiary borrowings.


RESULTS OF OPERATIONS

Three    month      three months ended March 31, 1995 compared  to
period:             three months ended March 31, 1994

Twelve   month      twelve  months  ended March 31, 1995  compared
period:             to twelve months ended March 31, 1994

EARNINGS OVERVIEW

      EPS for the three month period increased to $0.35 from $0.15, and EPS for the twelve month period increased to $1.84 from $1.56, due mainly to the 1994 early retirement plan and a gain ($0.08 per share) realized from the sale of unit trains during the first quarter of 1995. The early retirement plan resulted in total charges to 1994 earnings of $22.5 million ($0.22 per share), $14 million ($0.14 per share) during the first quarter of 1994. Savings after the June 30, 1994 retirements are expected to offset program costs in less than two years.

      Weather continued to be milder than normal during the first quarter of 1995. Based on a statistical relationship between kwh sales and the differences in actual and normal temperatures, the Company estimates the effect of abnormal weather on each period was as follows:

                                      Three Month       Twelve Month
                                        Period              Period
                                      1995   1994        1995    1994

Estimated effects of
  abnormal weather on EPS           $(0.02)  $ -       $(0.09)  $(0.11)

KILOWATT (KWH) SALES AND OPERATING REVENUES

Sales and revenue data:
                      Increase (Decrease) from Prior Year
                        Three Month        Twelve Month
                           Period             Period
                       Kwh    Revenues    Kwh    Revenues
                             (millions)         (millions)
Retail sales:
 Residential            1 %    $  1        2 %    $  3
 Commercial             5 %       3        4 %       4
 Industrial             3 %      (2)       2 %      (7)
 Other                 (5)%       -       (4)%       -
  Total retail          3 %       2        3 %       -
Sales for resale:
 Bulk power sales      (16)%     (2)       4 %       4
 Other                 (28)%      -      (27)%      (1)
 Total operating
    revenues                   $  -               $  3


      Effective January 1, 1994, Missouri retail rates were reduced 2.66%, or approximately $12.5 million annually, resulting from the end of the Wolf Creek Generating Station (Wolf Creek) rate phase-in amortization. Approximately two-thirds of the Company's retail sales are to Missouri customers. Other tariffs have not changed materially since 1988. However, the amortization of the Regulatory Asset-Deferred Wolf Creek Costs ends in 1996 and may result in future rate adjustments.

      Retail kwh sales and revenues increased during the three month period despite milder weather. The increases in residential and commercial sales reflect load growth. While industrial sales continued to increase, industrial revenues during the three month period decreased reflecting customized long-term sales contracts and additional load management curtailment credits. The Company has entered into long-term sales contracts with major industrial customers to respond to their needs in return for their commitment to purchase energy from the Company. Long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales. Curtailment credits were granted to certain industrial customers in exchange for reduced energy consumption during peak periods. Both programs have enhanced the Company's competitive position and improved overall power generating efficiencies and load factors, while boosting consumption and providing short-term and long-term capacity savings.

      Twelve month retail kwh sales increased over the prior year reflecting load growth and the impact of warmer summer weather. Based on cooling degree days above 65 degrees Fahrenheit, 1994 summer temperatures increased over the mild temperatures of 1993, but still remained below normal. Despite this sales increase, the related twelve month revenues remained unchanged reflecting the 2.66% Missouri rate reduction and the customized long-term sales contracts and load management curtailment credits given to large industrial customers.

       Bulk   power  sales  vary  with  generating  unit  and  purchased  power availability, the requirements of other electric systems and fuel costs.

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


FUEL AND PURCHASED POWER

      Fuel costs decreased for the three month period due to reduced kwh generation and lower delivered coal costs. These costs also decreased for the twelve month period as lower delivered coal costs more than offset costs associated with increased kwh generation.

     The Company's delivered coal cost is about two-thirds that of the regional average. Reduced freight rates during both periods and favorable spot market conditions during the twelve month period contributed to the lower delivered coal costs. Spot market purchases allowed the Company to acquire coal at prices below long-term contract rates. However, due to increasing demand for low-sulfur coal, the Company is again securing a larger percentage of coal through medium-term agreements.

      The reduction in fuel costs resulting from lower delivered coal costs is partially offset by increases in the cost of nuclear fuel. Coal accounts for approximately 75% of generation and nuclear fuel about 25%.

      For the twelve month period, lower replacement power expenses associated with Wolf Creek refueling and maintenance outages also contributed to lower combined fuel and purchased power expenses. Replacement power expenses decreased $1.5 million for the twelve month period reflecting Wolf Creek's 47 day outage in 1994 versus the 73 day outage in 1993.

     The Company has entered into capacity purchase contracts to provide a cost-
effective   alternative   to  constructing  new  capacity.    These   purchases
contributed to the increases in purchased power.


OTHER OPERATION AND MAINTENANCE EXPENSES

     Combined other operation and maintenance expenses for the three and twelve month periods decreased primarily due to the costs and subsequent savings from the 1994 voluntary early retirement program. Fluctuations in maintenance expense also reflect variations in the Company's normal maintenance schedule.

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

OTHER INCOME AND DEDUCTIONS

      The three months ended March 31, 1995, includes an $8 million gain recorded from the sale of steel unit trains which were replaced by leased aluminum trains. Aluminum trains are lighter-weight and offer more coal capacity per car contributing to lower delivered coal prices.

      During the first quarter of 1995 the Company accrued tax credits of $1 million representing one-fourth of the total expected 1995 credits related to existing affordable housing investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous income and income taxes.


INTEREST CHARGES

      The increase in interest expense for the three month period mainly reflects higher weighted-average interest rates associated with variable and fixed rate debt.


ENVIRONMENTAL MATTERS

      See Note 2 to the Consolidated Financial Statements-Commitments and Contingencies-Environmental Matters for a discussion of costs of compliance with environmental laws and regulations and a potential liability (which the Company believes is not material to its financial condition or results of operations) for cleanup costs under the Superfund law.


WOLF CREEK

      Wolf Creek is one of the Company's principal generating facilities representing approximately 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing approximately 25% of the Company's annual kwh generation while operating on average above 80% of capacity over the last three years. It has the lowest fuel cost of any of the Company's generating units. The plant's next refueling and maintenance outage is scheduled for the spring of 1996.

      An extended shut-down of Wolf Creek could have a substantial adverse effect on the Company's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear facilities. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding Wolf Creek investment from rate base.

      Ownership and operation of a nuclear generating unit exposes the Company to potential retrospective assessments and property losses in excess of insurance coverage.

CAPITAL REQUIREMENTS AND LIQUIDITY

      The Company uses an accelerated depreciation method for tax purposes. Application of this method on the Wolf Creek plant substantially reduced the Company's tax payments through 1994. Accelerated depreciation on Wolf Creek ended in 1994. Management is implementing various tax planning strategies to minimize future tax payments resulting from the loss of this depreciation deduction.

      See Note 2 to the Consolidated Financial Statements-Commitments and Contingencies-Tax Matters for a discussion of the Company's settlement with the Internal Revenue Service.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KANSAS CITY POWER & LIGHT COMPANY

Dated:  May 5, 1995              /s/Drue Jennings
                                 (Chief Executive Officer)

Dated:  May 5, 1995              /s/Neil Roadman
                                 (Principal Accounting Officer)