Form 10-Q
period 1995-06-30
KANSAS CITY POWER & LIGHT CO
filed 1995-08-03
CIK 54476

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ____________________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at July 28, 1995 was 61,902,083 shares.



PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                       June 30     December 31
                                                        1995          1994
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,344,454    $3,330,478
 Less-accumulated depreciation                         1,113,874     1,092,436
    Net utility plant in service                       2,230,580     2,238,042
 Construction work in progress                            62,386        57,294
 Nuclear fuel, net of amortization of
   $73,915 and $66,773                                    42,451        40,806
    Total                                              2,335,417     2,336,142

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS              13,569        18,752

REGULATORY ASSET - RECOVERABLE TAXES                     120,000       120,000

INVESTMENTS AND NONUTILITY PROPERTY                      136,893        98,429

CURRENT ASSETS
 Cash and cash equivalents                                21,301        20,217
 Receivables
   Customer accounts receivable                           24,197        24,513
   Other receivables                                      19,328        22,604
 Fuel inventories, at average cost                        19,314        16,570
 Materials and supplies, at average cost                  45,620        44,953
 Prepayments                                               5,490         5,138
 Deferred income taxes                                     4,095         1,444
    Total                                                139,345       135,439

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           14,816        16,625
   KCC Wolf Creek carrying costs                           5,471         6,839
   Other                                                  24,589        27,909
 Other deferred charges                                   11,749        10,262
    Total                                                 56,625        61,635

    Total                                             $2,801,849    $2,770,397

LIABILITIES

CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued -
   stated value                                         $449,697      $449,697
 Retained earnings                                       419,220       426,738
 Capital stock premium and expense                        (1,725)       (1,736)
     Common stock equity                                 867,192       874,699
 Cumulative preferred stock                               89,000        89,000
 Cumulative redeemable preferred stock                     1,436         1,596
 Long-term debt                                          837,564       798,470
     Total                                             1,795,192     1,763,765

CURRENT LIABILITIES
 Notes payable to banks                                        0         1,000
 Commercial paper                                         14,000        31,000
 Current maturities of long-term debt                     43,288        33,419
 Accounts payable                                         38,322        73,486
 Dividends payable                                           423           423
 Accrued taxes                                            55,019        24,684
 Accrued interest                                         13,047        12,209
 Accrued payroll and vacations                            20,487        19,594
 Accrued refueling outage costs                            8,147         2,120
 Other                                                     7,643         7,221
     Total                                               200,376       205,156

DEFERRED CREDITS
 Deferred income taxes                                   641,008       644,139
 Deferred investment tax credits                          73,402        82,840
 Other                                                    91,871        74,497
    Total                                                806,281       801,476

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,801,849    $2,770,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          June 30                      June 30                      June 30
                                     1995         1994            1995         1994            1995         1994
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 205,305    $ 223,108       $ 404,211    $ 422,403       $ 850,080    $ 880,150

OPERATING EXPENSES
 Operation
   Fuel                               33,045       35,331          67,764       73,340         129,530      143,893
   Purchased power                     7,586        8,065          14,318       14,547          33,700       33,565
   Other                              49,039       56,451          93,484      115,013         180,775      209,202
 Maintenance                          22,500       20,114          43,178       38,930          76,716       79,331
 Depreciation                         24,215       23,451          48,354       46,782          95,933       92,746
 Taxes
   Income                             11,923       16,521          23,540       23,269          71,220       64,606
   General                            22,681       23,779          46,538       47,247          95,653       95,645
 Amortization of:
  MPSC rate phase-in plan                  0            0               0            0               0        3,536
  Deferred Wolf Creek costs            3,275        3,275           6,551        6,551          13,102       13,102
    Total                            174,264      186,987         343,727      365,679         696,629      735,626

OPERATING INCOME                      31,041       36,121          60,484       56,724         153,451      144,524

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction               505          639             740        1,112           1,715        2,707
 Miscellaneous                        (3,457)      (2,008)          3,111       (1,885)            837       (3,263)
 Income taxes                          4,110        1,324           3,774        1,403           6,943        2,407
    Total                              1,158          (45)          7,625          630           9,495        1,851


INCOME BEFORE INTEREST CHARGES        32,199       36,076          68,109       57,354         162,946      146,375

INTEREST CHARGES
 Long-term debt                       12,890       10,387          25,223       20,767          48,418       44,294
 Short-term notes                        471          398           1,091          736           1,525        1,065
 Miscellaneous                           639        1,131           1,257        2,319           3,066        4,504
 Allowance for borrowed funds
  used during construction              (497)        (616)         (1,045)      (1,135)         (1,754)      (2,396)
    Total                             13,503       11,300          26,526       22,687          51,255       47,467

PERIOD RESULTS
 Net income                           18,696       24,776          41,583       34,667         111,691       98,908
 Preferred stock
  dividend requirements                1,022          835           2,048        1,642           3,863        3,193
 Earnings available for
  common stock                        17,674       23,941          39,535       33,025         107,828       95,715

Average number of common
 shares outstanding                   61,902       61,902          61,902       61,905          61,902       61,907
Earnings per common share              $0.29        $0.38           $0.64        $0.53           $1.74        $1.55
Cash dividends per
 common share                          $0.38        $0.37           $0.76        $0.74           $1.52        $1.48
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1995      1994       1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 41,583  $ 34,667   $111,691  $ 98,908
 Adjustments to reconcile net income
  to net cash provided by operating
    activities:
 Depreciation                            48,354    46,782     95,933    92,746
 Amortization of:
  Nuclear fuel                            7,142     5,425     11,853    11,065
  Deferred Wolf Creek costs               6,551     6,551     13,102    13,102
  MPSC rate phase-in plan                     0         0          0     3,536
  Other                                   4,065     5,136      8,537     9,341
 Deferred income taxes (net)             (5,782)    4,007     10,735     6,834
 Deferred investment tax credit
   amortization and reversals            (9,438)   (2,173)   (11,610)   (4,345)
 Allowance for equity funds used
   during construction                     (740)   (1,112)    (1,715)   (2,707)
 Cash flows affected by changes in:
  Receivables                             3,592   (12,741)    17,876   (15,836)
  Fuel inventories                       (2,744)     (334)    (4,430)    4,818
  Materials and supplies                   (667)     (873)      (590)     (773)
  Accounts payable                      (35,164)  (17,131)    (3,968)   (1,561)
  Accrued taxes                          30,335     6,834     20,385     6,617
  Accrued interest                          838    (3,816)     1,288    (3,173)
  Wolf Creek refueling outage
    accrual                               6,027     6,225     (5,340)   12,387
 Pension and postretirement benefit
     obligations                            651    30,574      2,280    30,906
 Other operating activities              (3,269)    1,616     (7,745)      603
  Net cash provided by operating
   activites                             91,334   109,637    258,282   262,468

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures              (52,046)  (62,453)  (114,558) (130,888)
 Allowance for borrowed funds used
   during construction                   (1,045)   (1,135)    (1,754)   (2,396)
 Purchases of investments               (23,098)  (22,647)   (68,011)  (24,777)
 Other investing activities               3,636     4,392      4,868    12,724
  Net cash used in investing
   activities                           (72,553)  (81,843)  (179,455) (145,337)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              82,382    48,955    167,220   140,801
 Repayment of long-term debt            (33,419) (117,170)   (86,419) (156,650)
 Special deposits                             0    60,118          0         0
 Net change in short-term borrowings    (18,000)   33,000    (48,000)    1,000
 Dividends paid                         (49,101)  (47,427)   (97,912)  (94,781)
 Other financing activities                 441       699         77    (1,055)
  Net cash used in financing
   activities                           (17,697)  (21,825)   (65,034) (110,685)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                           1,084     5,969     13,793     6,446

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            20,217     1,539      7,508     1,062

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $21,301    $7,508    $21,301    $7,508

CASH PAID DURING THE PERIOD FOR:
Interest, net of amount capitalized     $24,885   $25,186    $47,945   $47,977
Income taxes                            $13,649   $23,143    $44,226   $53,505

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1995      1994       1995      1994


Beginning balance                      $426,738  $418,201   $405,441  $401,314

Net income                               41,583    34,667    111,691    98,908
                                        468,321   452,868    517,132   500,222
Dividends declared                       49,101    47,427     97,912    94,781

Ending balance                         $419,220  $405,441   $419,220  $405,441

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

1.   CAPITALIZATION

      A subsidiary of the Company, KLT Inc., entered into a long-term revolving line of credit agreement totaling $65 million. The agreement expires in 1998 and is collateralized by the capital stock of KLT Inc.'s direct subsidiaries. As of June 30, 1995, $9 million had been borrowed against this line of credit.

      During 1995, KLT Investments Inc. financed approximately $15 million of affordable housing limited partnership investments. These notes have interest rates ranging from 8.2% to 9.6% and maturity dates through 2004. As of June 30, 1995, KLT Investments had subscribed for an additional $8 million investment in these partnerships. The subscriptions, which are reflected in the Consolidated Balance Sheets as Investments and Nonutility Property with the related liabilities in Deferred Credits - Other, include $3 million which were converted to notes from July 1 through August 1, 1995 and $5 million to be converted by October 1, 1995.

      From December 31, 1994 to June 30, 1995, the amount of Medium-Term Notes
(Notes)  outstanding  has  increased by $29 million.   As  of  June  30,  1995,
$98   million  of  Notes  remained  available  for  issuance  under   a   shelf
registration.

2.   COMMITMENTS AND CONTINGENCIES

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

      Although the Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) have not changed regulatory policy relating to mandated wholesale or retail competition, certain other state commissions are actively planning the transition to a competitive environment. If retail wheeling were allowed or mandated, the competition would present growth opportunities for low-cost energy producers and risks for higher-cost producers with large industrial customers able to select less expensive providers. The loss of major customers could result in under-utilized assets (stranded investment) placing a costly burden on the remaining customer base or shareholders if those costs are not recovered from the departing customers as part of the charge for their transmission service. The Company believes it is positioned well and has a diverse customer mix with approximately 16% of total sales derived from industrial customers as compared to the utility average of approximately 35%. Its industrial rates are competitively priced compared to the regional average and its rate structure allows flexibility in setting rates. In addition, long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales.

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

NON-REGULATED OPPORTUNITIES

      KLT Inc. was formed in 1992 as a holding company to pursue non-regulated, energy related business ventures to supplement the growth from electric utility operations. As of June 30, 1995, the consolidated assets of KLT Inc. totaled approximately $124 million, including capital contributions from Kansas City Power & Light Company of $37 million. Management anticipates total subsidiary assets of up to $800 million within the next five to ten years, consisting of approximately $200 million in capital investment from Kansas City Power & Light Company and the remainder through subsidiary borrowings.


RESULTS OF OPERATIONS

Three month period:     three  months ended June 30, 1995 compared
                        to three months ended June 30, 1994

Six month period:       six  months  ended June 30, 1995  compared
                        to six months ended June 30, 1994

Twelve month period:    twelve   months   ended  June   30,   1995
                        compared  to twelve months ended June  30,
                        1994



EARNINGS OVERVIEW

      Weather continued to be milder than normal during the second quarter of 1995. Based on a statistical relationship between kwh sales and the differences in actual and normal temperatures, the Company estimates the effect of abnormal weather on each period was as follows:

                      Three Month      Six Month     Twelve Month
                        Period          Period          Period
                     1995    1994    1995    1994    1995    1994
Estimated effects
of abnormal weather
on EPS              $(0.06) $ 0.02  $(0.08) $ 0.02  $(0.18) $(0.07)


      EPS for the three month period decreased to $0.29 from $0.38 reflecting milder weather, decreased bulk power sales, lower priced industrial sales and several unplanned costs. Unplanned costs during the second quarter of 1995 included repairs of the June storm damage, increased fuel costs due to an inventory adjustment, an extended coal plant maintenance outage and the Company's share of Wolf Creek Generating Station's (Wolf Creek) voluntary early retirement program costs. Savings associated with Wolf Creek's early retirement program are expected to offset program costs in less than two years. EPS for the 1994 three months ended includes a $0.10 charge for the Company's voluntary retirement plan.

     EPS for the six month period increased to $0.64 from $0.53 and EPS for the twelve month period increased to $1.74 from $1.55. In addition to the $0.24 EPS impact of the early retirement program on the six months ended June 30, 1994, reduced by a $0.02 adjustment during the fourth quarter of 1994, EPS for the 1995 periods were positively affected by a gain of $0.08 realized from the sale of unit train cars during the first quarter of 1995. These increases were offset by the effects of the milder weather and other EPS reductions discussed above.


KILOWATT (KWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenues in millions)




                       Increase (Decrease) From Prior Year
                       Three Month        Six Month          Twelve Month
                       Period             Period             Period
                        KWH   Revenues     KWH   Revenues     KWH   Revenues

Retail Sales:
  Residential            (8)%      $(5)     (3)%      $(4)     (2)%      $(7)
  Commercial             (6)%       (5)     (1)%       (1)      1 %       (3)
  Industrial              - %       (2)      2 %       (4)      2 %       (9)
  Other                  (5)%        -      (5)%        -      (5)%        -
     Total Retail        (5)%      (12)     (1)%       (9)      - %      (19)
Sales for Resale:
  Bulk Power Sales      (28)%       (6)    (22)%       (8)    (15)%       (9)
  Other                 (23)%        -     (26)%       (1)    (30)%       (2)
    Total Operating
       Revenues                   $(18)              $(18)              $(30)


      During April and May of 1995, the classification of approximately 600 net commercial customers was changed to industrial to more appropriately reflect their business operations. The subsequent effect of this change resulted in the reclassification of approximately $1.4 million (20 million kwh sales) from commercial to industrial sales. Prior periods have not been restated.

      Effective January 1, 1994, Missouri retail rates were reduced 2.66%, or approximately $12.5 million annually, resulting from the end of the Wolf Creek rate phase-in amortization. Approximately two-thirds of the Company's retail sales are to Missouri customers. Other tariffs have not changed materially since 1988. However, the amortization of the Regulatory Asset-Deferred Wolf Creek Costs ends in 1996 and may result in future rate adjustments.

      Milder weather decreased retail kwh sales and revenues for all three periods despite continued customer growth in all sectors. Decreases in industrial revenues reflect customized long-term sales contracts with major industrial customers. Long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales. These contracts are designed to enhance the Company's competitive position and improve overall power generating efficiencies and load factors, while boosting consumption and providing short-term and long-term capacity savings.

       Bulk power sales vary with generating unit and purchased power availability, fuel costs and the requirements of other electric systems. A combination of conditions in 1994 allowed the Company to benefit from record bulk power sales in that year.

      Total revenue per kwh sold varies with changes in the mix of kwh sales among customer classifications and the effect on certain classifications of declining price per kwh as usage increases. An automatic fuel adjustment provision applies to less than 1% of revenues.

      Future kwh sales and revenues per kwh will be affected by national and local economic conditions, weather conditions and customer conservation efforts. Competitive forces, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenues.


FUEL AND PURCHASED POWER

     Combined fuel and purchased power expenses decreased for all three periods due to reduced total kwh sales and lower delivered coal costs. These decreases are partially offset by $2 million additional costs resulting from the difference between coal inventory adjustments during 1995 and 1994.

     The Company's delivered coal cost is about two-thirds that of the regional average. Reduced freight rates during the 1995 periods and favorable spot market conditions during the twelve month period contributed to the lower delivered coal costs. Spot market purchases allowed the Company to acquire coal at prices below long-term contract rates. However, due to increasing demand for low-sulfur coal, the Company is again securing a larger percentage of coal through medium-term agreements.

      The savings from lower delivered coal costs are partially offset by an increase in the cost of nuclear fuel. Despite this increase, the price of nuclear fuel averaged only 44% the price of coal over the twelve months ended June 30, 1995. During the twelve months ended June 30, 1994, the price of nuclear fuel averaged 37% the price of coal. Coal accounts for approximately 75% of generation and nuclear fuel about 25%.

      For the twelve month period, lower replacement power expenses associated with accrued Wolf Creek refueling and maintenance outages also contributed to lower combined fuel and purchased power expenses. Replacement power expenses decreased $2 million for the twelve month period reflecting Wolf Creek's 47 day outage in 1994, a plant record.

    The Company has entered into capacity purchase contracts to provide a cost-effective alternative to constructing new capacity. These purchases partially offset the decreases in purchased power from reduced kwh sales.


OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the three, six and twelve month periods decreased primarily due to the costs and subsequent savings from the 1994 voluntary early retirement program. These decreases were partially offset by the Company's $2 million share of Wolf Creek's voluntary early retirement program recorded during the second quarter of 1995. Similar to the Company's program, this charge is expected to be recovered within two years through reduced salaries and benefits. The second quarter of 1995 also included unplanned costs for repair expenses associated with June storm damage and the extension of a coal plant maintenance outage. The timing of the Company's normal maintenance program also caused fluctuations in maintenance expense.

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


INCOME TAXES

     The Company reached a settlement with the Internal Revenue Service (IRS) regarding issues arising from an audit of the 1985 through 1988 tax returns. Based on an internal calculation of the federal and state liabilities under the terms of the settlement, management transferred approximately $10 million from deferred income taxes and investment tax credits to accrued taxes.

     Accelerated tax depreciation on Wolf Creek's original construction costs ended in 1995. This deduction reduced the Company's prior years' tax payments by approximately $30 million per year.


OTHER INCOME AND DEDUCTIONS

      The six and twelve months ended June 30, 1995, include an $8 million gain recorded from the sale of steel unit train cars which were replaced by leased aluminum train cars. Aluminum cars are lighter-weight and offer more coal capacity contributing to lower delivered coal prices. The current periods also reflect charitable contributions provided to local organizations during the second quarter of 1995.

      During the first two quarters of 1995 the Company accrued tax credits of $2 million representing one-half of the total expected 1995 credits related to existing investments in affordable housing partnerships. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous income and income taxes.


INTEREST CHARGES

      The increases in interest expense during all three periods reflect higher average levels of long-term debt outstanding as well as higher weighted-average interest rates. The higher average level of outstanding debt is due to subsidiary investments in affordable housing partnerships. The tax benefits provided by these investments essentially offset the related increase in interest expense for the 1995 periods.


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

PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its Annual Meeting on May 2, 1995. The following directors were elected by cumulative voting to hold office until the next Annual Meeting of Shareholders in 1996:

                                                               Abstentions
                                                          (Withheld Authority)
                                        Votes Cast           to Vote for All
                                           For                  Directors


        David L. Bodde                  55,919,390               426,624
        William H. Clark                55,956,442               426,624
        Robert J. Dineen                56,060,324               426,624
        Arthur J. Doyle                 55,892,033               426,624
        W. Thomas Grant II              55,911,326               426,624
        Drue Jennings                   56,132,548               426,624
        George E. Nettels, Jr.          56,110,108               426,624
        Linda Hood Talbott              56,071,349               426,624
        Robert H. West                  56,120,486               426,624

        The appointment of Coopers & Lybrand as independent auditors was also ratified by the following vote:

                          For                  55,615,739
                          Against                 282,978
                          Abstentions             547,241

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a)     By-laws of the Company as amended June 15, 1995.

(b)     No reports on Form 8-K have been filed for the quarter ended
        June 30, 1995.

                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 3, 1995                          /s/Drue Jennings
                                                  (Drue Jennings)
                                            (Chief Executive Officer)


Dated:  August 3, 1995                          /s/Neil Roadman
                                                  (Neil Roadman)
                                          (Principal Accounting Officer)