Form 10-Q
period 1995-09-30
KANSAS CITY POWER & LIGHT CO
filed 1995-11-03
CIK 54476

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ____________________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at October 27, 1995 was 61,902,083 shares.


PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                    September 30   December 31
                                                        1995          1994
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,364,246    $3,330,478
 Less-accumulated depreciation                         1,134,939     1,092,436
    Net utility plant in service                       2,229,307     2,238,042
 Construction work in progress                            63,944        57,294
 Nuclear fuel, net of amortization of
   $77,662 and $66,773                                    50,685        40,806
    Total                                              2,343,936     2,336,142

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS              11,101        18,752

REGULATORY ASSET - RECOVERABLE TAXES                     120,000       120,000

INVESTMENTS AND NONUTILITY PROPERTY                      144,187        98,429

CURRENT ASSETS
 Cash and cash equivalents                                46,263        20,217
 Receivables
   Customer accounts receivable                           48,451        24,513
   Other receivables                                      22,574        22,604
 Fuel inventories, at average cost                        20,059        16,570
 Materials and supplies, at average cost                  44,778        44,953
 Prepayments                                               1,476         5,138
 Deferred income taxes                                     5,444         1,444
    Total                                                189,045       135,439

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           13,912        16,625
   KCC Wolf Creek carrying costs                           4,787         6,839
   Other                                                  22,911        27,909
 Other deferred charges                                   16,705        10,262
    Total                                                 58,315        61,635

    Total                                             $2,866,584    $2,770,397

LIABILITIES

CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued -
   stated value                                         $449,697      $449,697
 Retained earnings                                       451,734       426,738
 Capital stock premium and expense                        (1,725)       (1,736)
     Common stock equity                                 899,706       874,699
 Cumulative preferred stock                               89,000        89,000
 Cumulative redeemable preferred stock                     1,436         1,596
 Long-term debt                                          835,533       798,470
     Total                                             1,825,675     1,763,765

CURRENT LIABILITIES
 Notes payable to banks                                        0         1,000
 Commercial paper                                              0        31,000
 Current maturities of long-term debt                     53,762        33,419
 Accounts payable                                         47,258        73,486
 Dividends payable                                           423           423
 Accrued taxes                                           105,285        24,684
 Accrued interest                                          9,195        12,209
 Accrued payroll and vacations                            21,092        19,594
 Accrued refueling outage costs                           11,040         2,120
 Other                                                     7,837         7,221
     Total                                               255,892       205,156

DEFERRED CREDITS
 Deferred income taxes                                   633,000       644,139
 Deferred investment tax credits                          72,316        82,840
 Other                                                    79,701        74,497
    Total                                                785,017       801,476

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,866,584    $2,770,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          September 30                 September 30                 September 30
                                     1995         1994            1995         1994            1995         1994
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 277,670    $ 253,771       $ 681,881    $ 676,174       $ 873,979    $ 877,002

OPERATING EXPENSES
 Operation
   Fuel                               36,113       33,631         103,877      106,971         132,012      142,213
   Purchased power                    16,387       11,721          30,705       26,268          38,366       35,654
   Other                              42,823       44,920         136,307      159,933         178,678      204,303
 Maintenance                          15,876       15,828          59,054       54,758          76,764       76,112
 Depreciation                         24,325       23,580          72,679       70,362          96,678       93,457
 Taxes
   Income                             40,039       32,794          63,579       56,063          78,465       66,221
   General                            27,509       26,563          74,047       73,810          96,599       96,055
 Amortization of:
  MPSC rate phase-in plan                  0            0               0            0               0        1,768
  Deferred Wolf Creek costs            3,152        3,276           9,703        9,827          12,978       13,102
    Total                            206,224      192,313         549,951      557,992         710,540      728,885

OPERATING INCOME                      71,446       61,458         131,930      118,182         163,439      148,117

OTHER INCOME AND DEDUCTIONS
 Allowance for equity funds
  used during construction               757          621           1,497        1,733           1,851        2,486
 Miscellaneous                        (4,752)        (929)         (1,602)      (2,814)         (2,947)      (2,423)
 Income taxes                          3,786          889           7,521        2,292           9,801        2,546
    Total                               (209)         581           7,416        1,211           8,705        2,609


INCOME BEFORE INTEREST CHARGES        71,237       62,039         139,346      119,393         172,144      150,726

INTEREST CHARGES
 Long-term debt                       13,315       11,143          38,538       31,910          50,590       43,247
 Short-term notes                        (33)         278           1,058        1,014           1,214        1,102
 Miscellaneous                           744        1,000           2,001        3,319           2,810        4,410
 Allowance for borrowed funds
  used during construction              (445)        (481)         (1,490)      (1,616)         (1,718)      (2,120)
    Total                             13,581       11,940          40,107       34,627          52,896       46,639

PERIOD RESULTS
 Net income                           57,656       50,099          99,239       84,766         119,248      104,087
 Preferred stock
  dividend requirements                  991          880           3,039        2,522           3,974        3,301
 Earnings available for
  common stock                        56,665       49,219          96,200       82,244         115,274      100,786

Average number of common
 shares outstanding                   61,902       61,901          61,902       61,904          61,902       61,905
Earnings per common share              $0.91        $0.80           $1.55        $1.33           $1.86        $1.63
Cash dividends per
 common share                          $0.39        $0.38           $1.15        $1.12           $1.53        $1.49
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1995      1994       1995      1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 99,239  $ 84,766   $119,248  $104,087
 Adjustments to reconcile net income
  to net cash provided by operating
    activities:
 Depreciation                            72,679    70,362     96,678    93,457
 Amortization of:
  Nuclear fuel                           10,888     7,741     13,283    10,565
  Deferred Wolf Creek costs               9,703     9,827     12,978    13,102
  MPSC rate phase-in plan                     0         0          0     1,768
  Other                                   6,150     7,413      8,345     7,724
 Deferred income taxes (net)            (15,139)    7,544     (2,159)    3,929
 Investment tax credit
   amortization and reversals           (10,524)   (3,259)   (11,610)   (4,345)
 Allowance for equity funds used
   during construction                   (1,497)   (1,733)    (1,851)   (2,486)
 Cash flows affected by changes in:
  Receivables                           (23,908)   (9,616)   (12,749)   (4,978)
  Fuel inventories                       (3,489)      (97)    (5,412)    1,852
  Materials and supplies                    175       457     (1,078)      302
  Accounts payable                      (26,228)  (17,774)     5,611    (3,189)
  Accrued taxes                          80,601    36,757     40,728     8,224
  Accrued interest                       (3,014)   (6,516)       136    (2,544)
  Wolf Creek refueling outage
    accrual                               8,920     2,193      1,585     5,055
 Pension and postretirement benefit
     obligations                         (5,835)   30,048     (3,680)   31,924
 Other operating activities                 626     4,702     (6,936)    4,543
  Net cash provided by operating
   activites                            199,347   222,815    253,117   268,990

CASH FLOWS FROM INVESTING ACTIVITIES
 Construction expenditures              (89,390)  (89,282)  (125,073) (130,647)
 Allowance for borrowed funds used
   during construction                   (1,490)   (1,616)    (1,718)   (2,120)
 Purchases of investments               (37,811)  (40,396)   (64,975)  (41,453)
 Other investing activities               3,763     4,962      4,425     6,729
  Net cash used in investing
   activities                          (124,928) (126,332)  (187,341) (167,491)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              90,834    86,340    138,287   178,186
 Repayment of long-term debt            (33,428) (117,170)   (86,428) (156,650)
 Special deposits                             0    60,118          0         0
 Net change in short-term borrowings    (32,000)  (28,000)    (1,000)    1,000
 Dividends paid                         (74,243)  (71,824)   (98,657)  (95,497)
 Other financing activities                 464       602        197    (1,147)
  Net cash used in financing
   activities                           (48,373)  (69,934)   (47,601)  (74,108)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                          26,046    26,549     18,175    27,391

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            20,217     1,539     28,088       697

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $46,263   $28,088    $46,263   $28,088

CASH PAID DURING THE PERIOD FOR:
Interest, net of amount capitalized     $41,867   $38,682    $51,431   $46,020
Income taxes                            $23,074   $35,257    $41,537   $56,683

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1995      1994       1995      1994


Beginning balance                      $426,738  $418,201   $431,143  $422,553

Net income                               99,239    84,766    119,248   104,087
                                        525,977   502,967    550,391   526,640
Dividends declared                       74,243    71,824     98,657    95,497

Ending balance                         $451,734  $431,143   $451,734  $431,143

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

1.   CAPITALIZATION

      A subsidiary of the Company, KLT Inc., entered into a long-term revolving line of credit agreement totaling $65 million. The agreement expires in 1998 and is collateralized by the capital stock of KLT Inc.'s direct subsidiaries. As of September 30, 1995, $9 million had been borrowed against this line of credit, with an additional $8.5 million borrowed in October 1995.

      During 1995, KLT Investments Inc. financed approximately $23 million of affordable housing limited partnership investments with notes having interest rates ranging from 8.0% to 9.6% and maturity dates through 2004. As of September 30, 1995, KLT Investments had subscribed for an additional $3 million investment in these partnerships. The subscription is reflected in the Consolidated Balance Sheets as Investments and Nonutility Property with the related liabilities in Deferred Credits - Other. The subscription was converted to notes on October 1, 1995.

      From December 31, 1994 to September 30, 1995, the amount of Medium-Term Notes (Notes) outstanding has increased by $29 million. As of September 30, 1995, $98 million of Notes remained available for issuance under a shelf registration.

2.   COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL MATTERS

      During the third quarter, the Company and Interstate Power Company of Dubuque, Iowa (Interstate) settled a lawsuit filed against the Company under the Superfund law. The lawsuit related to cleanup costs of hazardous substances at the site of a demolished gas manufacturing plant previously owned by the Company. The settlement was not material to the Company's financial condition, results of operations or cash flows.



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


NON-REGULATED OPPORTUNITIES

      KLT Inc. was formed in 1992 as a holding company to pursue non-regulated, primarily energy related business ventures to supplement the growth from electric utility operations. As of September 30, 1995, the consolidated assets of KLT Inc. totaled approximately $129 million, including capital contributions from Kansas City Power & Light Company of $40 million. Management anticipates total subsidiary assets of up to $800 million within the next five to ten years, consisting of approximately $200 million in capital investment from Kansas City Power & Light Company and the remainder through subsidiary borrowings.


RESULTS OF OPERATIONS

Three month period:     three  months  ended  September  30,  1995
                        compared    with   three   months    ended
                        September 30, 1994

Nine month period:      nine   months  ended  September  30,  1995
                        compared  with nine months ended September
                        30, 1994

Twelve month period:    twelve  months  ended September  30,  1995
                        compared   with   twelve   months    ended
                        September 30, 1994



EARNINGS OVERVIEW

      EPS for the three month period increased to $0.91 from $0.80. This increase mainly reflects warmer summer temperatures in 1995. Based on a statistical relationship between kwh sales and the differences in actual and normal temperatures, the Company estimates the effect of weather on each period was as follows:

                                  Increase/(Decrease)
                      Three Month     Nine Month     Twelve Month
                        Period          Period          Period
                     1995    1994    1995    1994    1995    1994
Estimated effect
of weather
on EPS              $ 0.04  $(0.08) $(0.04) $(0.06) $(0.05) $(0.06)


      EPS for the nine month period increased to $1.55 from $1.33 and EPS for the twelve month period increased to $1.86 from $1.63. These increases are mainly due to the $0.24 per share early retirement program charges recorded during the nine months ended September 30, 1994, reduced by a $0.02 per share adjustment during the fourth quarter of 1994. A net gain of $0.05 per share realized from the sale of rail cars increased EPS for these periods. Other items impacting EPS in these periods include decreased bulk power sales, lower priced industrial sales and several unplanned costs including repairs of June storm damage, increased fuel costs due to an inventory adjustment, an extended coal plant maintenance outage and the Company's share of Wolf Creek Generating Station's (Wolf Creek) voluntary early retirement program costs. Savings associated with Wolf Creek's early retirement program are expected to offset program costs in less than two years.


KILOWATT (KWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenues in millions)



                       Increase (Decrease) From Prior Year
                       Three Month      Nine Month       Twelve Month
                       Period           Period           Period
                        KWH  Revenues    KWH  Revenues    KWH  Revenues

Retail Sales:
  Residential           18 %       17     6 %       13     5 %       13
  Commercial             8 %        8     2 %        6     2 %        5
  Industrial             - %        2     1 %       (2)    1 %       (5)
  Other                 (6)%        -    (5)%        -    (5)%        -
     Total Retail       10 %       27     3 %       17     3 %       13
Sales for Resale:
  Bulk Power Sales     (41)%       (3)  (26)%      (11)  (26)%      (15)
  Other                 13 %        -   (14)%        -   (19)%       (1)
    Total Operating
       Revenues                    24                6               (3)

      During April and May of 1995, the classification of approximately 600 net commercial customers was changed to industrial to more appropriately reflect their business operations. This change results in the reclassification of approximately $720,000 (10.6 million kwh sales) from commercial to industrial in each subsequent month. Prior periods have not been restated.

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

      Continued customer growth and above normal temperatures during the summer of 1995 boosted retail kwh sales and revenues. Twice during July, customer demand for power reached record one-hour peaks as temperatures exceeded 100 degrees.

      Decreases in industrial revenues for the nine and twelve month periods reflect customized long-term sales contracts with major industrial customers. Long-term contracts are in place or under negotiation for a significant portion of the Company's industrial sales. These contracts are designed to enhance the Company's competitive position and improve overall power generating efficiencies and load factors, while boosting consumption and providing short-term and long-term capacity savings.

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


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses increased for the three and nine month periods and decreased for the twelve month period. The following items impacted fuel and purchased power expenses for these periods.

      Total kwh sales (total of retail, bulk power and other) decreased for the three, nine and twelve month periods by 0.4%, 5.5% and 6.2%, respectively.

     During July 1995, a forced outage occurred at the Company's jointly-owned, coal-fired LaCygne Generating Station (LaCygne). The Company replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Repairs to LaCygne were insured and completed during the first week of October. Uninsured, incremental fuel and purchased power costs approximated $4 million.

    The Company has entered into capacity purchase contracts to provide a cost-effective alternative to constructing new capacity. These purchases contribute to higher purchased power expenses for all three periods.

      Fuel costs reflect $2 million in additional costs resulting from the difference between coal inventory adjustments during the second quarter of 1995 and 1994.

      Reduced  freight  rates  contributed to lower overall  coal  costs.   The
Company's coal procurement strategies continue to provide coal costs well below the regional average.

       Nuclear fuel costs increased for all three periods, yet remain substantially less than the price of coal. The price of nuclear fuel averaged only 45% the price of coal over the twelve months ended September 30, 1995, and 38% over the twelve months ended September 30, 1994. Generally, coal represents approximately 75% of generation and nuclear fuel about 25%.


OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the nine and twelve month periods decreased primarily due to the costs and subsequent savings from the 1994 voluntary early retirement program. These decreases were partially offset by the Company's $2 million share of Wolf Creek's voluntary early retirement program recorded during the second quarter of 1995. Similar to the Company's program, this charge is expected to be recovered within two years through reduced salaries and benefits. Other unplanned costs in the second quarter of 1995 included repair expenses associated with June storm damage and the extension of a coal plant maintenance outage. The timing of the Company's normal maintenance program also caused fluctuations in maintenance expense for the nine month period.

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


INCOME TAXES

     The increase in income tax expense primarily reflects an increase in income subject to tax.

     During the first quarter of 1995, the Company reached a settlement with the Internal Revenue Service (IRS) regarding issues arising from an audit of the 1985 through 1988 tax returns. Based on an internal calculation of the federal and state liabilities under the terms of the settlement, management transferred approximately $10 million from deferred income taxes and investment tax credits to accrued taxes.

     Accelerated tax depreciation on Wolf Creek's original construction costs ended in 1995. This deduction reduced the Company's prior years' tax payments by approximately $30 million per year.


OTHER INCOME AND DEDUCTIONS

      The three month period includes a $2.4 million reduction to the $7.8 million gain recorded on the sale of steel unit train cars during the first quarter of 1995. The reduction is based on a re-calculation of the steel cars' net cost. The steel cars were replaced by leased aluminum train cars. Aluminum cars are lighter-weight and offer more coal capacity contributing to lower delivered coal prices.

     The nine and twelve month periods reflect the $5.4 million net gain on the sale of steel rail cars. This gain is partially offset by charitable contributions provided to local organizations and an increase in fees associated with the sale of customer accounts receivable.

     During the first three quarters of 1995 the Company accrued tax credits of $3 million representing three-fourths of the total expected 1995 credits related to existing investments in affordable housing partnerships. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous income and income taxes.


INTEREST CHARGES

      Interest expense increased during all three periods reflecting higher average levels of long-term debt outstanding and higher weighted-average interest rates. The higher average level of outstanding debt is primarily due to subsidiary investments in affordable housing partnerships. The tax benefits provided by these investments essentially offset the related increase in interest expense for the 1995 periods.


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

      An extended shut-down of Wolf Creek could have a substantial adverse effect on the Company's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear facilities. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

      Ownership and operation of a nuclear generating unit exposes the Company to potential retrospective assessments and property losses in excess of insurance coverage.


CAPITAL REQUIREMENTS AND LIQUIDITY

      The Company has reduced its 1995-1999 projected construction expenditures by $146 million reflecting the removal of three new 136 megawatt combustion turbines. With increased competition in the generation market, the Company's strategy for meeting future capacity needs involves fully exploring alternatives to new construction. For example, the capacity needs provided by the unit scheduled to be completed in 1997 will now be met through an operating lease. Other alternatives include entering into additional purchased capacity contracts.

PART II - OTHER INFORMATION

ITEM 3.         LEGAL PROCEEDINGS

        Two companion complaints were filed at the Missouri Public Service Commission on August 23, 1995, and at the Kansas Corporation Commission on August 31, 1995, in the Inter-City Beverage Company proceeding previously discussed in Item 3, Legal Proceedings, of the Company's Form 10-K for the year ended December 31, 1994. The complaints allege the misapplication of ertain of the Company's electric rate tariffs resulting in overcharges to industrial and large commercial customers that have been provided service pursuant to those tariffs. The Company has not yet determined the amount of the alleged overcharges. The Company believes it will be able to successfully defend this action.

        Concerning Interstate Power Company vs. Kansas City Power & Light Company, et al. (previously discussed in the Company's Form 10-K for the year ended December 31, 1994), see Note 2 to the Consolidated Financial Statements - Commitments and Contingencies, Environmental Matters, on page 5 of this report.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 10 - Copy of Lease Agreement dated as of October 18, 1995, between First Security Bank of Utah, N.A., and the Company.

(b) No reports on Form 8-K have been filed for the quarter ended September 30, 1995.

                                           SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 3, 1995

                                  /s/Drue Jennings
                                    (Drue Jennings)
                                    (Chief Executive Officer)

Dated:  November 3, 1995


                                  /s/Neil Roadman
                                    (Neil Roadman)
                                    (Principal Accounting Officer)