Form 10-K
period 1995-12-31
KANSAS CITY POWER & LIGHT CO
filed 1996-03-01
CIK 54476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.    X

On February 29, 1996, KCPL had 61,902,083 outstanding shares of common stock without par value, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of voting securities held by nonaffiliates of KCPL was approximately $1,567,522,913.

              Documents Incorporated by Reference
Portions of the 1996 Joint Proxy Statement and Prospectus are incorporated by reference in Part III of this report.



                          TABLE OF CONTENTS
                                                                 Page
                                                                Number

Item  1.  Business                                                   1
          Proposed Merger With UtiliCorp United Inc.                 1
               Regulation                                            2
                    Rates                                            2
                    Environmental Matters                            2
                         Air                                         2
                         Water                                       3
                         Waste Disposal                              3
               Competition                                           3
               Fuel Supply                                           3
                    Coal                                             4
                    Nuclear                                          4
                         High-Level Waste                            4
                         Low-Level Waste                             5
               Employees                                             5
               Subsidiaries                                          5
               Officers of the Registrant                            6
                    Company Officers                                 6
                    KLT Inc. Officers                                6

Item  2.  Properties                                                 7
               Generation Resources                                  7
               Transmission and Distribution Resources               8
               General                                               8

Item  3.  Legal Proceedings                                          8

Item  4.  Submission of Matters to a Vote of Security Holders        8

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                        9
               Market Information                                    9
               Holders                                               9
               Dividends                                             9

Item  6.  Selected Financial Data                                   10

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       10

Item  8.  Consolidated Financial Statements                         17

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       36

Item 10.  Directors and Executive Officers of the Registrant        36

Item 11.  Executive Compensation                                    36

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                36

Item 13.  Certain Relationships and Related Transactions            36

Item 14.  Exhibits and Reports on Form 8-K                          37


                           PART I


ITEM 1.  BUSINESS

      Kansas  City  Power  &  Light  Company  (KCPL)  was
incorporated in Missouri in 1922 and is headquartered  in
downtown  Kansas City, Missouri. KCPL is  a  medium-sized
public  utility engaged in the generation,  transmission,
distribution  and  sale of electricity  to  over  430,000
customers in a 4,700 square mile area located in  all  or
portions  of 23 counties in western Missouri and  eastern
Kansas.   About two-thirds of the total retail  kilowatt-
hour  sales  and revenue are from Missouri customers  and
the  remainder from Kansas customers.  Customers  include
approximately   379,000  residences,  50,000   commercial
firms,  and 3,000 industrials, municipalities  and  other
electric  utilities.   Retail revenues  in  Missouri  and
Kansas accounted for approximately 91% of KCPL's total revenues in 1995. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of revenues. Low fuel costs and superior plant performance enable KCPL to serve its customers well while maintaining a leadership position in the bulk power market.

     KCPL  as  a  regulated utility does not have  direct
competition  for retail electric service in  its  service
territory;   however,  there  is   competition   in   the
generation of electricity and between electric and gas as an energy source.

     KLT Inc., a wholly-owned, unregulated subsidiary  of
KCPL, pursues opportunities in domestic and international
energy-related ventures.  See "Subsidiaries" on page 5 of
this  report.   KCPL also owns 47% of Wolf Creek  Nuclear
Operating Corporation, the operating company for the Wolf
Creek Generating Station (Wolf Creek).

Proposed Merger With UtiliCorp United Inc.

      On  January  19, 1996, KCPL, UtiliCorp United  Inc.
(UtiliCorp)  and  KC United Corp. (KCU) entered  into  an
Agreement and Plan of Merger (the Merger Agreement) which
provides for a strategic business combination of KCPL and
UtiliCorp   in  a  "merger-of-equals"  transaction   (the
Transaction). Pursuant to the Merger Agreement, KCPL  and
UtiliCorp will merge with and into KCU (which may be renamed at the discretion of KCPL and UtiliCorp), a corporation formed for the purpose of the Transaction.
Under the terms of the Merger Agreement, each share of KCPL common stock will be exchanged for one share of KCU common stock and each share of UtiliCorp common stock will be exchanged for 1.096 shares of KCU common stock.
Based on the number of shares of KCPL common stock and UtiliCorp common stock outstanding on the date of the Merger Agreement, KCPL's common shareholders will receive about 55% of the common equity of KCU and UtiliCorp's common shareholders will receive about 45%.

      The Transaction is designed to qualify as a pooling
of  interests  for  accounting  and  financial  reporting
purposes.   Under  this method, the recorded  assets  and
liabilities  of  KCPL  and  UtiliCorp  would  be  carried
forward to the consolidated balance sheet of KCU at their
recorded  amounts.  The income of KCU would  include  the
combined  income  of  KCPL and UtiliCorp  as  though  the
Transaction  occurred at the beginning of the  accounting
period.   Prior  period  financial  statements  would  be
combined and presented as those of KCU.

      The  Transaction  will create a diversified  energy
company with total combined revenues of over $3.5 billion
and  over  $6.5  billion in total assets,  serving  about
2.5  million customers in the United States, Canada,  the
United   Kingdom,  New  Zealand,  Australia,  China   and
Jamaica.   The  business of the combined  companies  will
consist of electric utility operations, gas utility operations and various nonutility enterprises including independent power projects, and gas marketing, gathering and processing operations.

      The  Transaction  is subject to  approval  by  each
company's   shareholders  and  a  number  of   regulatory
authorities. The regulatory approval process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the other party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions.

Regulation

     KCPL  is  subject to the jurisdiction of the  Public
Service  Commission of the State of Missouri (MPSC),  the
State  Corporation  Commission of  the  State  of  Kansas
(KCC),  the Federal Energy Regulatory Commission  (FERC),
the Nuclear Regulatory Commission (NRC) and certain other
governmental  regulatory bodies as to various  phases  of
its  operations,  including rates,  service,  safety  and
nuclear  plant  operations,  environmental  matters   and
issuances of securities.

    Rates

     KCPL's retail electric rates are regulated by the MPSC and KCC for sales within the respective states of Missouri and Kansas. FERC approves KCPL's rates for wholesale bulk electricity sales. Firm electric sales are made by contractual arrangements between the entity being served and KCPL.

    KCPL has not increased any of its retail or wholesale
rates   since  1988.   Pursuant  to  a  stipulation   and
agreement with the MPSC, KCPL reduced Missouri retail rates by about 2.7% effective January 1, 1994.

    Environmental Matters

     KCPL, like other  electric utilities, is subject  to
regulation   by   various  federal,   state   and   local
authorities  with  respect to air  and  water  emissions,
waste   disposal   and   other   environmental   matters.
Environmental  regulations and standards are  subject  to
continual  review and KCPL cannot presently estimate  any
additional  cost  of  meeting  such  new  regulations  or
standards  which might be established in the future,  nor
can  it  estimate  the  possible  effect  which  any  new
regulations  or standards could have upon its operations.
However,   KCPL  currently  estimates  that  expenditures
necessary to comply with environmental regulations during 1996 will not be material with the possible exceptions set forth below.

       Air

     The  Clean Air Act Amendments of 1990 (Act)  contain
acid  rain,  air  toxic  and permitting  provisions  that
affect KCPL.  The acid rain provisions established a two-
phase  utility  pollution control  program  for  reducing
national  SO2  emissions  by  10  million  tons  and  Nox
emissions by 2 million tons from 1980 levels.  Compliance
required  KCPL to install continuous emission  monitoring
equipment  (CEM)  at  all  of  its  coal-fired   electric
generating   facilities.    KCPL   has   completed    the
installation  task  and  all required  equipment  is  now
certified.   As  of  December 31, 1995,  KCPL  had  spent
approximately $5 million of a budgeted $5.245 million  on
this  project.  The Clean Air Act also calls for a  study
by  the  Environmental Protection Agency (EPA) of certain
toxic  emissions into the air.  Based on the  outcome  of
these studies, regulation of certain air toxic emissions,
including mercury, could be required in the future.  This
study  was scheduled to be completed in November of 1995,
and the EPA has sought an extension until April 15, 1996.
A   final  provision  of  the  Act  establishes  a  state
operating permit program and annual state emission  fees.
Compliance costs and emission fees for meeting the requirements of this program are estimated at less than $500,000 annually. KCPL and several other utilities in Missouri are involved in a dispute with the Missouri
Department of Natural Resources over the correct method of calculating emission fees. The amounts in dispute are an additional $191,085 for 1994 and $275,407 for 1995.

       Water

     KCPL commissioned an environmental assessment of its
Northeast Station and of its Spill Prevention Control and
Countermeasure plan as required by the Clean  Water  Act.
The  assessment  revealed contamination of  the  site  by
petroleum  products,  heavy metals,  volatile  and  semi-
volatile  organic  compounds,  asbestos,  pesticides  and
other  regulated  substances.   Based  upon  studies  and
discussions with Burns & McDonnell, the cost of the cleanup could range between $1.5 million and $6 million.

    Also, groundwater analysis has indicated that certain
volatile   organic  compounds  are  moving  through   the
Northeast  site,  just above bedrock,  from  unidentified
sources  off-site.   The Missouri Department  of  Natural
Resources (MDNR) was notified of the possible release  of
petroleum  products and the presence of volatile  organic
compounds moving under the site.  Monitoring and  removal
of  free petroleum products continues at the site.   MDNR
has   concluded  that  the  volatile  organic   compounds
originated from a source off-site. MDNR stated it will continue to investigate the source of the compounds.
Because KCPL believes it will not have liability in this matter, it has not performed a study regarding the possible cost of remediation of the flow of organic compounds.

       Waste Disposal

       The    Comprehensive    Environmental    Response,
Compensation  and  Liability Act (Superfund)  established
joint and several liability for persons and entities that
generate,  transport  or  deposit  hazardous   waste   at
contaminated sites, as well as the current owners of such sites and predecessors in title since the time such sites were contaminated.

      Interstate   Power   Company   of   Dubuque,   Iowa
(Interstate) filed a lawsuit in 1989 against KCPL in  the
Federal  District Court for the District of Iowa  seeking
from  KCPL contribution and indemnity under the Superfund
for cleanup costs of hazardous substances at the site  of
a demolished gas manufacturing plant in Mason City, Iowa.
A  settlement was reached among the parties in an  amount
which  was  not  material  to KCPL.   Although  there  is
currently no evidence that groundwater remediation will be required at the site by the EPA, if groundwater remediation is required, KCPL, as part of the settlement, would be required to pay Interstate 50% of those costs.

Competition

     See "Regulation and Competition" on page 10 of this report.

Fuel Supply

      KCPL's  principal  sources  of  fuel  for  electric
generation  are coal and nuclear fuel.  These  fuels  are
expected   to  satisfy  about  99%  of  the   1996   fuel
requirements with the remainder provided by other sources
including  natural  gas, oil and  steam.   The  1995  and
estimated 1996 fuel mix, based on total Btu generation, are as follows:

                                          Estimated
                                1995          1996

                 Coal            70%           75%
                 Nuclear         29%           24%
                 Other            1%            1%

     The fuel mix varies depending on the operation of Wolf Creek which requires a refueling and maintenance outage about every 18 months. The plant is currently being refueled. This outage is expected to be completed in the second quarter of 1996.

    Coal

     KCPL's  average cost per million Btu of coal burned,
excluding  fuel handling costs, was $0.89 in 1995,  $0.89
in 1994, and $0.96 in 1993. KCPL's cost of delivered coal is about 64% of the regional average.

     During 1996, approximately 11.0 million tons of coal
(7.6  million  tons, KCPL's share) are  projected  to  be
burned  at  KCPL's  generating units, including  jointly-
owned   units.    KCPL  has  entered  into  coal-purchase
contracts  with  various suppliers  in  Wyoming's  Powder
River   Basin,   the  nation's  principal   supplier   of
low-sulfur coal.  These contracts, with expiration  dates
ranging    from   1996   through   2003,   will   satisfy
approximately 95% of the projected coal requirements for 1996, 70% for 1997, 25% for 1998, and 20% thereafter.

    Nuclear

    The Wolf Creek Nuclear Operating Corporation (WCNOC), which operates Wolf Creek, has on hand or under contract
75% of the uranium required to operate Wolf Creek through the year 2003. The balance is expected to be obtained through spot market and contract purchases.

     Contracts  are  in place for 100%  of  Wolf  Creek's
uranium   enrichment requirements for 1996-1997,  90%  of
such requirements for 1998-1999, 95% of such requirements
for  2000-2001, and 100% for 2006-2014.  The  balance  of
the  1998-2005  requirements is expected to  be  obtained
through  a  combination  of  spot   market  and  contract
purchases.   The decision not to contract  for  the  full
enrichment requirements is one of cost rather than availability of service.

     Contracts are in place for the conversion of uranium to uranium hexaflouride sufficient to meet Wolf Creek's requirements through 2000.

       High-Level Waste

     The  Nuclear  Waste Policy Act of  1982  established
schedules,  guidelines  and  responsibilities   for   the
Department  of  Energy  (DOE) to  develop  and  construct
repositories for the ultimate disposal of spent fuel  and
high-level waste.  The DOE has not yet constructed a high-
level  waste  disposal  site and  has  announced  that  a
permanent  repository may not be in  operation  prior  to
2010   although  an  interim  storage  facility  may   be
available  earlier.  The DOE likely will not  immediately
begin  accepting Wolf Creek's spent fuel upon opening  of
the  permanent  repository.   Instead,  KCPL  expects  to
experience a multi-year transfer period beginning as much
as  six  years after opening of the permanent repository.
Wolf   Creek  contains  an  on-site  spent  fuel  storage
facility which, under current regulatory guidelines, provides space for the storage of spent fuel through 2006 while still maintaining fuel core off-load capability.
KCPL believes adequate additional storage space can be obtained, as necessary.

       Low-Level Waste

    The Low-Level Radioactive Waste Policy Amendments Act
of 1985 mandated that the various states, individually or
through  interstate  compacts, develop  alternative  low-
level  radioactive waste disposal facilities.  The states
of  Kansas,  Nebraska, Arkansas, Louisiana  and  Oklahoma
formed the Central Interstate Low-Level Radioactive Waste
Compact  and  selected  a site in  northern  Nebraska  to
locate a disposal facility.  The present estimate of  the
cost  for  such a facility is about $153 million.   WCNOC
and  the  owners of the other five nuclear units  in  the
compact   have  provided  most  of  the  pre-construction
financing  for this project.  As of January 1, 1996,  the
compact has spent in excess of $68 million, of which  $11
million was WCNOC's share.

     There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by the residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation to slow down or stop development of the facility.

Employees

     At  December  31,  1995, KCPL and  its  wholly-owned
subsidiaries had 2,319 employees (including temporary and
part-time employees), 1,516 of which were represented  by
three  local  unions of the International Brotherhood  of
Electrical  Workers  (IBEW).  KCPL has  labor  agreements
with  Local 1613, representing clerical employees  (which
expires  March  29, 1996), with Local 1464,  representing
outdoor workers (which expires January 8, 1997), and with
Local   412,  representing  power  plant  workers  (which
expires February 28, 1998). KCPL is also a 47% owner of WCNOC, which employs 1,040 persons to operate Wolf Creek, 336 of which are represented by the IBEW.

Subsidiaries

    KLT Inc. has six wholly-owned direct subsidiaries:

    _     KLT  Investments  Inc., a passive  investor  in
      affordable housing investments which generate tax credits.

    _     KLT Investments II Inc., formed in 1995 to make
      additional passive investments in economic, community-development and energy-related projects.

    _    KLT Energy Services Inc., a partner in an energy
      management services business.

    _    KLT Power Inc., a participant in independent power
      and cogeneration projects. KLT Power Inc. has two subsidiaries: KLT Iatan Inc., which was formed for the co-development of the Iatan Unit 2 coal-fired power plant, and KLT Power International, which participates in international independent power projects.

    _    KLT Gas Inc., a participant in oil and gas reserves
      and exploration.

    _    KLT Telecom Inc., formed in 1995 to take advantage
      of investment opportunities in telecommunications and fiber optics.

KCPL's equity investment in KLT Inc. at December 31, 1995, was $41 million.

Officers of the Registrant

    Company Officers

                                                            Year Named
  Name              Age     Positions Currently Held          Officer

Drue Jennings        49   Chairman of the Board, President     1980
                          and Chief Executive Officer

John J. DeStefano    46   Senior Vice President-Finance and    1989
                          Treasurer

Marcus Jackson       44   Senior Vice President-Power Supply   1989

Jeanie Sell Latz     44   Senior Vice President-Corporate      1991
                          Services and Corporate Secretary

J. Turner White      47   Senior Vice President-Retail         1990
                          Services

Frank L. Branca      48   Vice President-Wholesale and         1989
                          Transmission Services

Steven W. Cattron    40   Vice President-Marketing and         1994
                          Regulatory Affairs

Charles R. Cole      49   Vice President-Customer  Services    1990
                          and Purchasing

Douglas M. Morgan    53   Vice President-Information           1995
                          Technology

Richard A. Spring    41   Vice President-Production            1994

Bailus M. Tate       49   Vice President-Human Resources       1994

Neil Roadman         50   Controller                           1980

Mark C. Sholander    50   General Counsel and Assistant        1986
                          Secretary

  KLT Inc. Officers


                                                           Year Named
  Name              Age     Positions Currently Held         Officer

Bernard J. Beaudoin  55   President                            1992

Ronald G. Wasson     51   Executive Vice President             1995

Floyd R. Pendleton   52   Vice President-Business              1992
                          Development

Mark G. English      44   Vice President and General           1995
                          Counsel

Janee C. Rosenthal   34   Corporate Secretary and Treasurer    1992

     All  of the foregoing persons have been officers  of
KCPL or employees in a responsible position with KCPL for
the  past  five years except for Mr. Spring.  Mr.  Spring
was  an employee of KCPL from 1978 to 1993, when he  left
KCPL  to join Northern Indiana Public Service Company  as
Director  of  Electric  Production.   In  July  1994,  he
rejoined KCPL as Vice President-Production.

    The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.


ITEM 2.  PROPERTIES

Generation Resources

      KCPL's generating facilities consist of the following:

                                                Estimated
                                                  1996
                                        Year   Megawatt(mw)
              Unit                   Completed  Capacity     Fuel
Existing Units
 Base Load..Wolf Creek(a)            1985        548(b)   Nuclear
             Iatan                   1980        469(b)      Coal
             LaCygne 2               1977        331(b)      Coal
             LaCygne 1               1973        341(b)      Coal
             Hawthorn 5              1969        479     Coal/Gas
             Montrose 3              1964        161         Coal
             Montrose 2              1960        152         Coal
             Montrose 1              1958        150         Coal
 Peak Load..Northeast 13 and 14(c)   1976        111          Oil
             Northeast 17 and 18(c)  1977        108          Oil
             Northeast 15 and 16(c)  1975        111          Oil
             Northeast 11 and 12(c)  1972         99          Oil
             Grand Avenue (2 units)  1929 & 1948  74          Gas
                Total                          3,134

       (a)   This   unit  is  one  of  KCPL's   principal
       generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.

       (b) Company's share of jointly-owned unit.

       (c) Combustion turbines.

     KCPL's maximum system net hourly peak load of  2,909
mw  occurred  on July 13, 1995.  The maximum winter  peak
load  of  1,956  mw occurred on February  2,  1996.   The
accredited   generating  capacity  of   KCPL's   electric
facilities   in   the  summer  (when   peak   loads   are
experienced) of 1995 under MOKAN Power Pool standards was 3,103 mw.

     KCPL  owns  the  Hawthorn Station  (Jackson  County,
Missouri),  Montrose  Station (Henry  County,  Missouri),
Northeast  Station  (Jackson County,  Missouri)  and  two
Grand  Avenue Station turbine generators (Jackson County,
Missouri).   KCPL also owns 50% of the 682-mw  LaCygne  1
Unit  and  662-mw LaCygne 2 Unit in Linn County,  Kansas;
70%  of  the  670-mw  Iatan  Station  in  Platte  County,
Missouri;  and 47% of the 1,167 mw Wolf Creek  in  Coffey
County, Kansas.

    KCPL has entered into an operating lease with Siemens
Power Corporation for a V.84.3A combustion turbine-generator, to be in service by the year 1997, with an anticipated accredited capacity of approximately 142 mw.

Transmission and Distribution Resources

    KCPL's electric transmission system is interconnected
with  systems  of  other utilities to permit  bulk  power
transactions with other electricity suppliers in  Kansas,
Missouri, Iowa, Nebraska and Minnesota.  KCPL is a member
of   the   MOKAN  Power  Pool,  which  is  a  contractual
arrangement among eleven utilities in western Missouri and Kansas which interchange electric energy, share reserve generating capacity, and provide emergency and standby electricity services to each other.

     KCPL  owns approximately 1,700 miles of transmission
lines   and   approximately  8,900  miles   of   overhead
distribution lines, and approximately 3,000 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

General

     KCPL's  principal plants and properties, insofar  as
they  constitute real estate, are owned in  fee;  certain
other  facilities  are  located on  premises  held  under
leases,   permits   or  easements;   and   its   electric
transmission  and distribution systems are for  the  most
part  located  over  or  under highways,  streets,  other
public  places  or  property owned by  others  for  which
permits,   grants,   easements   or   licenses    (deemed
satisfactory but without examination of underlying land titles) have been obtained.

      Substantially  all  of  the  fixed   property   and
franchises   of  KCPL,  which  consists  principally   of
electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions and reservations) are subject to a General
Mortgage Indenture and Deed of Trust dated as of December
1, 1986.


ITEM 3.  LEGAL PROCEEDINGS

Inter-City Beverage Co., Inc. et. al vs. Kansas City
Power & Light Company

     On  August  13, 1993, a lawsuit was  filed  by  nine
customers  in  the  Circuit  Court  of  Jackson   County,
Missouri   against   KCPL.    The   suit   alleged    the
misapplication of certain of KCPL's electric rate tariffs
resulting  in  overcharges to industrial  and  commercial
customers  which have been provided service  under  those
tariffs  and  requested certification as a class  action.
On  December 3, 1993, the Court dismissed the matter  for
lack of subject matter jurisdiction.  Plaintiffs appealed
to  the Missouri Court of Appeals, Western District.  The
Court  of Appeals upheld the dismissal.  Plaintiffs  then
filed  a  motion to transfer the case with  the  Missouri
Supreme  Court.   The motion was denied  on  January  24,
1995.   Plaintiffs  now have taken their  claims  to  the
Commissions filing complaints at the MPSC on August 23, 1995, and at the KCC on August 30, 1995. KCPL believes it will be able to successfully defend these actions.


ITEM  4.   SUBMISSION OF MATTERS TO A  VOTE  OF  SECURITY
HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                          PART II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON  EQUITY  AND
RELATED  STOCKHOLDER MATTERS

Market Information:

   (1)  Principal Market:

        Common Stock of KCPL is listed on the New York
        Stock Exchange and the Chicago Stock Exchange.

   (2)  Stock Price Information:

                             Common Stock Price Range
                            1995                  1994
        Quarter        High     Low         High        Low
        First        $24-1/2  $22-1/8      $23-1/4    $20-5/8
        Second        24-1/8   22-1/8       23         18-5/8
        Third         24-3/8   21-1/2       22-1/2     19-1/4
        Fourth        26-5/8   23-1/2       23-7/8     21-1/8

Holders:

    At December 31, 1995, KCPL's Common Stock was held by
    29,657 shareholders of record.

Dividends:

    Common Stock dividends were declared as follows:

               Quarter        1996     1995     1994
               First         $0.39    $0.38    $0.37
               Second                  0.38     0.37
               Third                   0.39     0.38
               Fourth                  0.39     0.38

    KCPL's Restated Articles of Consolidation contains certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                 Year Ended December 31
                        1995   1994(a)     1993     1992(b)   1991
                      (dollars in millions except per share amounts)

Operating revenues     $ 886    $ 868     $ 857     $ 803     $ 825
Net income             $ 123    $ 105     $ 106     $  86     $ 104
Earnings per common
  share                $ 1.92   $ 1.64    $ 1.66    $ 1.35    $ 1.58
Total assets at
  year-end             $2,883   $2,770    $2,755    $2,647    $2,615
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)          $ 911    $ 833     $ 870     $ 817     $ 825
Cash dividends per
  common share         $ 1.54   $ 1.50    $ 1.46    $ 1.43    $ 1.37
Ratio of earnings to
  fixed charges          3.94     4.07      3.80      3.12      3.22

(a) In 1994, KCPL recorded a $22.5 million expense for a voluntary early retirement program.
(b) In 1992, KCPL's revenues were adversely impacted by abnormally cool summer temperatures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION AND COMPETITION

      As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We're improving the efficiency of KCPL's core utility operations and creating growth through its unregulated subsidiary. As competition presents new opportunities, we may also consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring of wholesale and retail businesses. See
Note 11 to the Consolidated Financial Statements regarding the Agreement and Plan of Merger with UtiliCorp United Inc.

      Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). In response to FERC's new comparability standard, KCPL, already active in the wholesale wheeling market, was one of the first utilities to obtain FERC's acceptance of an open-access, wholesale transmission tariff.

      Certain state commissions are also attempting to establish competition in the retail market (retail wheeling). However, this may be preempted by provisions of the Federal Power Act or by state laws. If allowed, retail wheeling would provide growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. The loss of major customers could result in under-utilized assets and place a costly burden on the remaining customer base or shareholders if an adequate departure fee is not assessed to the lost customer.

      Although the Missouri and Kansas commissions have not permitted retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 22% of KCPL's retail mwh sales are to industrial customers compared to the utility average of about 35%. KCPL has a flexible rate structure with industrial rates that are competitively priced within our region. In addition, long-term contracts are in place or under negotiation for a significant portion of KCPL's industrial sales.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 _ Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. See Note 1 to the Consolidated Financial Statements for a discussion of regulatory assets. In a competitive environment, asset recoverability would be determined using market-based rates which could be lower than traditional cost-based rates. There has not been direct competition for retail electric service in our service territory although there has been competition in the bulk power market and between alternative fuels. KCPL's regulatory assets will be maintained as long as the FASB 71 requirements are met.

NONREGULATED OPPORTUNITIES

      In 1992 we formed KLT Inc., a wholly-owned subsidiary to pursue nonregulated, primarily energy-related business ventures designed to supplement the growth from the electric utility operations. We had a total equity investment in KLT of $41 million as of December 31, 1995, and anticipate that investment to grow to about $165 million within the next five years. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners.

      KLT was very active in 1995, growing from about $90 million in consolidated assets as of December 31, 1994, to $164 million by December 31, 1995. During 1995, KLT continued to develop existing ventures in domestic and international nonregulated power production, energy services, oil and gas reserves, and affordable housing limited partnerships. Within the next five years, we anticipate total subsidiary assets will exceed $500 million, generated through the $165 million of equity investment, subsidiary retained earnings and borrowings.

EARNINGS OVERVIEW

      Earnings per share (EPS) for 1995 of $1.92 increased $0.28 from 1994. This increase was due mostly to 1994's one-time $22.5 million ($0.22 per share) charge for the voluntary early retirement program (see Note 2 to the Consolidated Financial Statements). Other factors increasing 1995 EPS included load growth, warmer summer temperatures, savings from the 1994 early retirement program and a net gain of $0.05 per share from the sale of railcars. Partially offsetting these increases, 1995 EPS also reflected decreased bulk power sales, higher fuel and purchased power costs as a result of a forced outage at a coal plant, and KCPL's share of Wolf Creek Generating Station's (Wolf Creek) voluntary early retirement program costs. Savings from Wolf Creek's early retirement program are expected to offset program costs in less than two years.

      Despite the voluntary early retirement charge recorded in 1994, EPS for 1994 decreased only $0.02 from 1993 to $1.64. Warmer summer temperatures, record bulk power sales, lower delivered coal costs and lower average interest rates increased 1994 EPS.

MEGAWATT-HOUR (MWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:
                                  Increase (Decrease) from Prior Year
                                        1995              1994
                                    Mwh   Revenues     Mwh  Revenues
                                       (revenue change in millions)
Retail:
 Residential                         6 %     $17       2 %     $ 1
 Commercial                          3 %      9        3 %       1
 Industrial                           - %    (1)       2 %     (5)
 Other                              (6)%       -      (4)%       -
  Total retail                       3 %      25       2 %     (3)
Sales for resale:
 Bulk power sales                  (15)%     (11)     27 %      15
 Other                             (11)%       -     (20)%     (1)
  Total                                      14                11
Other revenues                                 4                 -
  Total electric operating revenues          $18               $11

      Effective January 1, 1994, Missouri retail rates were reduced 2.66%, or about $12.5 million per year, resulting from the end of the Wolf Creek rate phase-in amortization. About two-thirds of KCPL's retail sales are to Missouri customers. Other rate tariffs have not changed materially since 1988, however, the amortization of the Regulatory Asset _ Deferred Wolf Creek Costs ends in 1996 and may result in a future rate adjustment.

     While overall weather remained mild during the last three years, closer to normal temperatures and continued load growth increased retail mwh sales and revenues during 1995. Twice during July and once during December, customer demand for power reached record one-hour seasonal peaks. Load growth and improved weather patterns also contributed to 1994 increases in residential and commercial revenues despite the Missouri rate reduction.

      Industrial revenues for both 1995 and 1994 were reduced by the effect of customized long-term sales contracts with major industrial customers. These contracts were tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. In addition to these contracts, 1994 industrial revenues decreased from 1993 due to the Missouri rate reduction and load management curtailment credits. The contracts and curtailment credits were designed to enhance KCPL's competitive position, improve overall power generating efficiencies and load factors while providing short-term and long-term capacity savings.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Starting in September 1995, transmission service revenues have been reflected as other electric revenues. A combination of conditions in 1994 contributed to record bulk power sales in that year.

      Total revenue per mwh sold varies with changes in the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included in only sales for resale tariffs, which apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for 1995 increased from 1994 despite a 2% decrease in total mwh sales (total of retail and sales for resale) due to the factors discussed below.

     While nuclear fuel costs remain substantially less than the price of coal, the cost of nuclear fuel increased 15% from 1994 and 20% from 1993. Nuclear fuel costs averaged only 45% of the price of coal during 1995, compared with 40% during 1994 and 35% during 1993. We expect this relationship to steadily increase to around 55% to 60% by 1998 and remain in that range through the year 2000. During 1995, coal represented about 70% of generation and nuclear fuel about 30%.

      Purchased power expenses included additional capacity purchase contracts which provide a cost-effective alternative to constructing new capacity. These purchases contributed to increasing purchased power expenses since 1993.

      During July 1995, a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance but uninsured, incremental fuel and purchased power costs were about $4 million.

      A $3 million difference in coal inventory adjustments caused a 1995 increase in fuel costs from both 1994 and 1993.

      The price of delivered coal in 1995 remained comparable with 1994 prices which had decreased about 8% from 1993. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect to maintain coal costs at or below 1995 levels through the year 2000.

      Although 1994 total mwh sales increased 8% from 1993, combined  fuel  and purchased power costs increased only 5% during the same period. This was mostly due to the reduction in 1994 coal costs, partially offset by the increasing cost of nuclear fuel and additional capacity purchase contracts. Compared with the prior year, coal costs in 1994 benefited from lower freight rates and our ability to obtain coal on the spot market at prices below long-term contract rates. Purchased power costs in 1994 also benefited from a $2 million reduction in replacement power expenses reflecting Wolf Creek's 47 day refueling and maintenance outage versus the 73 day refueling outage in 1993.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for 1994 were higher than either 1995 or 1993 mainly due to the costs of the voluntary early retirement program in that year. Total program costs of $22.5 million ($0.22 per share) were expensed during 1994. Savings, after the June 1994 retirements are expected to recover program costs in less than two years.

      The decrease in 1995 expenses from 1994 was partially offset by KCPL's $2 million share of Wolf Creek's voluntary early retirement program recorded during 1995. Similar to KCPL's program, this charge is expected to be recovered within two years through reduced salaries and benefits. Other cost increases in 1995 resulted from the timing of scheduled maintenance programs.

      We continue to emphasize new technologies, improved methods and cost control. We are changing processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters will be read automatically by the end of 1996. These types of changes have allowed us to assimilate work performed by those who elected to participate in the early retirement program.

INCOME TAXES

      During  1995,  we reached a settlement with the Internal Revenue  Service
(IRS)  regarding  issues arising from an audit of the  1985  through  1988  tax returns. Based on this settlement, we transferred about $10 million from deferred income taxes and investment tax credits to accrued taxes.

GENERAL TAXES

Components of general taxes:
                                         1995      1994        1993
                                               (thousands)
  Property                            $  46,019  $  46,895  $  45,545
  Gross receipts                         41,416     40,397     40,659
  Other                                   9,386      9,070      9,455
       Total                          $  96,821  $  96,362  $  95,659

OTHER INCOME

      Miscellaneous expense _ net during 1995 increased due to the $5 million gain on the sale of 505 steel railcars. We replaced the steel cars with lighter-weight aluminum cars which offer more coal capacity contributing to lower delivered coal prices. This gain is partially offset by increases in charitable contributions and fees related to the sale of customer accounts receivable.

      Nonoperating income taxes for 1995 and 1994 reflect $7 and $1 million, respectively, in tax reductions from affordable housing and rehabilitation credits, and interest deductions related to subsidiary obligations. Nontaxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous income and income taxes.

INTEREST CHARGES

     Interest expense increased during 1995 reflecting higher average levels of long-term debt outstanding and higher weighted-average interest rates. The higher average level of outstanding debt is primarily due to subsidiary investments in affordable housing partnerships. The tax benefits provided by these investments essentially offset the related increase in interest expense.

      Interest expense decreased in 1994 from 1993 reflecting lower average interest rates and the repayment or refinancing of debt.

     The average interest rate on long-term debt, including current maturities, was 6.0% in 1995 compared to 5.4% in 1994 and 6.0% in 1993.

WOLF CREEK

      Wolf Creek is one of KCPL's principal generating units representing about 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 27% of the annual mwh generation while operating at an average capacity of 88% over the last three years. It has the lowest fuel cost of any of KCPL's generating units. During 1994, Wolf Creek finished its seventh scheduled refueling and maintenance outage in 47 days, a plant record. The plant's eighth refueling and maintenance outage began February 3, 1996.

      Wolf Creek's assets and operating expenses represent about 45% and 20% of total assets and operating expenses, respectively. Currently, no major equipment replacements are expected, but an extended shut-down of the unit could have a substantial adverse effect on KCPL's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

      Ownership and operation of a nuclear generating unit exposes KCPL to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in Note 4 to the Consolidated Financial Statements _ Commitments and Contingencies _ Nuclear Liability and Insurance.

ENVIRONMENTAL MATTERS

      Our policy is to act in an environmentally responsible manner and use the latest technology available to avoid and treat contamination. We continually conduct environmental audits designed to ensure compliance with governmental regulations and detect contamination. However, these regulations are constantly evolving; governmental bodies may impose additional or more rigid environmental regulations which could require substantial changes to operations or facilities.

      The Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. We have spent about $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Future acid rain program regulations may require further capital expenditures, which cannot be estimated at this time. The other utility-related program calls for a study of certain air toxic substances. Based on the outcome of this study, regulation of these substances, including mercury, could be required. We cannot predict the likelihood of any such regulations or compliance costs.

PROJECTED CONSTRUCTION EXPENDITURES

      Total  utility capital expenditures, excluding allowance for  funds  used
during  construction,  were  $134 million in 1995.   The  utility  construction
expenditures are projected for the next five years as follows:

                                   Construction Expenditures
                           1996   1997    1998   1999   2000   Total
                                           (millions)

Generating facilities      $ 38   $ 35    $ 32    $30    $ 25   $160
Nuclear fuel                  2     21      20      4      23     70
Transmission facilities      13      8       8     15      12     56
Distribution and
  general facilities         62     56      45     43      42    248
     Total                 $115   $120    $105    $92    $102   $534

      We are fully exploring alternatives to new construction. During 1995, we entered into an operating lease for a new 142 mw combustion turbine, scheduled to be placed in service during 1997. We have also contracted to purchase capacity through fixed-price agreements (see Note 4 to the Consolidated Financial Statements _ Capacity Purchase Commitments). Compared to the long-term fixed costs of building new capacity, these contracts provide a cost-effective way of meeting uncertain levels of demand growth, even though there are risks associated with market price fluctuations. This construction expenditure plan is subject to continual review and change. The next plan will be filed with the Missouri commission in July 1997.

CAPITAL REQUIREMENTS AND LIQUIDITY

      We expect to meet the utility construction budget with internally-generated funds. The $291 million of maturing debt through the year 2000 will be provided from operations, refinancings or short-term debt. As of December 31, 1995, KCPL had $98 million of registered but unissued medium-term notes and $139 million of unused bank lines of credit. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

      We use an accelerated depreciation method for tax purposes. Use of this method on the Wolf Creek plant reduced tax payments by about $30 million per year, ending in 1994. We are implementing various tax planning strategies to minimize future tax payments resulting from the loss of this depreciation deduction.

NEW ACCOUNTING STANDARD _ STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets. This statement is effective for fiscal years beginning after December 15, 1995 and requires a write-down of assets that are no longer probable of recovery through future revenues. Adoption of this standard will not have a material impact on KCPL's financial position or results of operations. See the Regulation and Competition discussion of regulatory assets and FASB 71.




ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME


                                                Year Ended December 31
                                          1995          1994          1993
                                                     (thousands)


ELECTRIC OPERATING REVENUES               $885,955      $868,272      $857,450

OPERATING EXPENSES
 Operation
   Fuel                                    139,371       135,106       130,117
   Purchased power                          38,783        33,929        31,403
   Other                                   178,599       202,304       184,633
 Maintenance                                78,439        72,468        78,550
 Depreciation                               97,225        94,361        91,110
 Income taxes                               77,062        70,949        69,502
 General taxes                              96,821        96,362        95,659
 Amortization of:
  MPSC rate phase-in plan                        0             0         7,072
  Deferred Wolf Creek costs                 12,607        13,102        13,102
    Total                                  718,907       718,581       701,148

OPERATING INCOME                           167,048       149,691       156,302

OTHER INCOME
 Allowance for equity funds
  used during construction                   2,279         2,087         2,846
 Miscellaneous expense - net                (2,478)       (4,159)       (2,486)
 Income taxes                               10,259         4,572         1,549
    Total                                   10,060         2,500         1,909


INCOME BEFORE INTEREST CHARGES             177,108       152,191       158,211

INTEREST CHARGES
 Long-term debt                             52,184        43,962        50,118
 Short-term debt                             1,189         1,170           750
 Miscellaneous                               3,112         4,128         4,113
 Allowance for borrowed funds
  used during construction                  (1,963)       (1,844)       (2,542)
    Total                                   54,522        47,416        52,439

 Net Income                                122,586       104,775       105,772
 Preferred Stock
  Dividend Requirements                      4,011         3,457         3,153
 Earnings Available for
  Common Stock                            $118,575      $101,318      $102,619

Average Number of Common
 Shares Outstanding                         61,902        61,903        61,909
Earnings per Common Share                    $1.92         $1.64         $1.66
Cash Dividends per
 Common Share                                $1.54         $1.50         $1.46

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                Year Ended December 31
                                          1995          1994          1993
                                                     (thousands)
Beginning Balance                         $426,738      $418,201      $405,985
Net Income                                 122,586       104,775       105,772
                                           549,324       522,976       511,757
Dividends Declared
  Preferred stock - at required rates        4,029         3,384         3,169
  Common stock                              95,329        92,854        90,387
Ending Balance                            $449,966      $426,738      $418,201

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                     December 31   December 31
                                                        1995          1994
                                                            (thousands)
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,388,538    $3,330,478
 Less-accumulated depreciation                         1,156,115     1,092,436
    Net utility plant in service                       2,232,423     2,238,042
 Construction work in progress                            72,365        57,294
 Nuclear fuel, net of amortization of
   $81,452 and $66,773                                    54,673        40,806
    Total                                              2,359,461     2,336,142

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS               8,880        18,752

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       120,000

INVESTMENTS AND NONUTILITY PROPERTY                      166,751        98,429

CURRENT ASSETS
 Cash and cash equivalents                                28,390        20,217
 Customer accounts receivable                             32,830        24,513
 Other receivables                                        31,838        22,604
 Fuel inventories, at average cost                        22,103        16,570
 Materials and supplies, at average cost                  47,175        44,953
 Deferred income taxes                                     5,947         1,444
 Other                                                     5,179         5,138
    Total                                                173,462       135,439

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           13,007        16,625
   KCC Wolf Creek carrying costs                           4,104         6,839
   Other                                                  21,231        27,909
 Other deferred charges                                   12,610        10,262
    Total                                                 50,952        61,635

    Total                                             $2,882,506    $2,770,397

CAPITALIZATION AND LIABILITIES

CAPITALIZATION  (see statements)                      $1,824,087    $1,763,765
CURRENT LIABILITIES
 Notes payable to banks                                        0         1,000
 Commercial paper                                         19,000        31,000
 Current maturities of long-term debt                     73,803        33,419
 Accounts payable                                         52,506        73,486
 Accrued taxes                                            39,726        24,684
 Accrued interest                                         16,906        12,209
 Accrued payroll and vacations                            22,764        19,594
 Accrued refueling outage costs                           13,563         2,120
 Other                                                    11,787         7,644
     Total                                               250,055       205,156

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   648,374       644,139
 Deferred investment tax credits                          71,270        82,840
 Other                                                    88,720        74,497
    Total                                                808,364       801,476

COMMITMENTS AND CONTINGENCIES (note 4)

   Total                                              $2,882,506    $2,770,397

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31
                                               1995        1994        1993
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $122,586    $104,775    $105,772
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   97,225      94,361      91,110
 Amortization of:
  Nuclear fuel                                  14,679      10,136       8,705
  Deferred Wolf Creek costs                     12,607      13,102      13,102
  MPSC rate phase-in plan                            0           0       7,072
  Other                                          8,152       9,608       8,234
 Deferred income taxes (net)                    (3,268)     20,524      25,502
 Deferred investment tax credit
   amortization and reversals                  (11,570)     (4,345)     (4,345)
 Allowance for equity funds used
   during construction                          (2,279)     (2,087)     (2,846)
 Cash flows affected by changes in:
  Receivables                                  (17,551)      1,543     (10,245)
  Fuel inventories                              (5,533)     (2,020)      6,075
  Materials and supplies                        (2,222)       (796)      1,106
  Accounts payable                             (20,980)     14,065     (17,741)
  Accrued taxes                                 15,042      (3,116)      7,936
  Accrued interest                               4,697      (3,366)      2,626
  Wolf Creek refueling outage accrual           11,443      (5,142)     (5,338)
  Pension and postretirement benefit
    obligations                                 (4,176)     32,203       1,905
 Other operating activities                      4,325      (2,860)      4,514

  Net cash from operating activities           223,177     276,585     243,144

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (134,070)   (124,965)   (129,199)
 Allowance for borrowed funds used
   during construction                          (1,963)     (1,844)     (2,542)
 Purchases of investments                      (56,759)    (67,560)     (7,351)
 Other investing activities                      9,046       5,624       7,657
  Net cash used in investing
   activities                                 (183,746)   (188,745)   (131,435)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                    111,055     133,793     324,846
 Repayment of long-term debt                   (33,428)   (170,170)   (271,480)
 Special deposits                                    0      60,118     (60,118)
 Premium on reacquired long-term debt                0           0      (4,077)
 Net change in short-term borrowings           (13,000)      3,000      (4,000)
 Dividends paid                                (99,358)    (96,238)    (93,556)
 Other financing activities                      3,473         335      (1,913)
  Net cash used in financing
   activities                                  (31,258)    (69,162)   (110,298)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                                8,173      18,678       1,411
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      20,217       1,539         128
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $28,390     $20,217      $1,539

CASH PAID DURING THE YEAR FOR:
Interest (net of amount capitalized)           $48,200     $48,246     $47,361
Income taxes                                   $67,053     $53,720     $40,141

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                     December 31   December 31
                                                        1995          1994
                                                           (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      449,966       426,738
 Capital stock premium and expense                        (1,725)       (1,736)
         Total                                           897,938       874,699
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.39%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00% - 14,357 and 15,957 shares issued                 1,436         1,596
          Total                                           90,436        90,596

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-term Notes due 1997-2008, 6.72% and
       6.82% weighted-average rate at December 31        387,000       395,500
    4.77%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.24%* due 2015-17                                   196,500       196,500
 Subsidiary Obligations
    Affordable Housing Notes due 2000-05, 8.54%
       and 8.38% weighted-average rate at
       December 31                                        69,945        47,702
    Bank Credit Agreement due 1998, 7.66%
       weighted-average rate at December 31               23,500             0
          Total                                          835,713       798,470
          Total                                       $1,824,087    $1,763,765

*  Variable rate securities, weighted-average rate as of December 31, 1995

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Kansas City Power & Light Company is a medium-sized electric utility with more than 430,000 customers in western Missouri and eastern Kansas. About 95% of our retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About two-thirds of our retail sales are to Missouri customers, the remainder to Kansas customers.

      The consolidated financial statements include the accounts of Kansas City Power & Light Company and KLT Inc., a wholly-owned, nonutility subsidiary. The consolidated entity is referred to as KCPL. KLT was formed in 1992 as a holding company for various nonregulated business ventures. Currently, the electric utility accounts for about 95% of consolidated assets and substantially all results of operations. Intercompany balances and transactions have been eliminated. KLT's revenues and expenses have been classified as Other Income and Interest Charges in the income statement.

      The accounting records conform to the accounting standards prescribed by the Federal Energy Regulatory Commission (FERC) and generally accepted accounting principles. These standards require the use of estimates and assumptions that affect amounts reported in the financial statements and the disclosure of commitments and contingencies.

Cash and Cash Equivalents

      Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

      The stated values of financial instruments as of December 31, 1995 and 1994 approximate fair market values. KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available.

Investments in Affordable Housing Limited Partnerships

     Through December 31, 1995, a subsidiary of KLT had invested $95 million in affordable housing limited partnerships. About $80 million of these investments are recorded at cost; the equity method was used for the remainder. Tax credits are recognized in the year generated. A change in accounting principle relating to investments made after May 19, 1995, requires limited partnership investments of more than 5% to use the equity method. Of the investments recorded at cost, $70 million exceeded this 5% level but were made prior to May 19, 1995.

Utility Plant

      Utility plant is stated at historical costs of construction. These costs include taxes, an allowance for funds used during construction (AFDC) and payroll-related costs including pensions and other fringe benefits. Additions of, and replacements and improvements to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage and removal, is charged to accumulated depreciation.

      AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. It is capitalized as a cost of construction work in progress. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is shown as a noncash item of other income. When a construction project is placed in service, the related AFDC, as well as other construction costs, is used to establish rates under regulatory rate practices. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.7% for 1995, 7.8% for 1994 and 8.3% for 1993.

     Depreciation is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Average annual composite rates were about 2.9% for each of the last three years.

Wolf Creek Refueling Outage Costs

      Forecasted incremental costs to be incurred during scheduled Wolf Creek Generating Station (Wolf Creek) refueling outages are accrued monthly over the unit's operating cycle, normally about 18 months. Estimated incremental costs, which include operating, maintenance and replacement power expenses, are based on budgeted outage costs and the estimated outage duration. Changes to or variances from those estimates are recorded when known or probable.

Nuclear Plant Decommissioning Costs

     Estimated decommissioning costs for Wolf Creek were revised in 1994 by the Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission
(KCC). The estimates for decontamination, dismantlement and site restoration costs were based on the immediate dismantlement method. Plant decommissioning is not expected to start before 2025. The following table shows each commission's estimated costs and assumptions (in 1993 dollars):

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

      These estimated costs are higher than prior estimates mainly due to large increases in assumed disposal costs for low-level radioactive waste. Previously, total discounted decommissioning costs were estimated by the KCC in 1989 to be $206 million (in 1988 dollars) and, by the MPSC in 1992 to be
$347 million (in 1990 dollars). Updated estimates are filed with the commissions every three years. The next updated study will be filed during 1996.

      We contribute to a tax-qualified trust fund (about $3 million for each of the last three years) to be used to decommission Wolf Creek. These costs are charged to other operation expenses and recovered in rates over the unit's expected life. Annual contributions are expected to increase slightly beginning in 1997.

      As of December 31, 1995 and 1994, the trust fund balance, including reinvested earnings, was $26 and $19 million, respectively. These amounts are reflected in Investments and Nonutility Property. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

     The Financial Accounting Standards Board (FASB) is currently reviewing the accounting for nuclear plant decommissioning obligations including the balance sheet presentation of estimated decommissioning costs.

Nuclear Fuel

      Nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. We pay the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation for future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense and recovered through rates.

     A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2006. Management believes additional temporary storage space can be built or obtained as necessary.

Regulatory Assets

      We currently apply accounting standards that recognize the economic effects of rate regulation. Rates are designed to recover the cost of providing service. As a result, certain items that would normally be reflected in the income statement are deferred on the balance sheet. These items are then amortized as the related amounts are recovered from customers through rates.

      We recognize regulatory assets when allowed by a commission's rate order or when it is probable, based on regulatory precedent, that future rates will recover the amortization of the deferred costs. If future recovery is no longer probable due to the effects of increased competition or other factors, the write-off of the unamortized balance, net of the related tax benefit, would reduce net income.

     Deferred Wolf Creek Costs

           The KCC and MPSC allowed continued construction accounting for ratemaking purposes after Wolf Creek's 1985 commercial in-service date. Certain other carrying costs were also deferred. The deferrals are being amortized and recovered in rates through 1996.

     Recoverable Taxes

          See the following Income Taxes note.

     Settlement of Fuel Contracts

           We deferred the cost of terminating certain coal purchase contracts. These costs are being amortized over various periods ending in 2002.

     KCC Wolf Creek Carrying Costs

           The KCC ordered certain Wolf Creek carrying costs to be deferred. These costs are being recovered and amortized over six years ending in June 1997.

     MPSC Rate Phase-in Plan

           Under the MPSC Wolf Creek rate phase-in plan, we deferred a cash recovery of a portion of the cost of equity plus carrying costs on the deferral. The amortization and recovery were completed in December 1993, resulting in a 2.66% rate reduction (about $12.5 million per year) effective January 1, 1994.

     Other

           Other regulatory assets include premium on redeemed debt, deferred costs to decommission and decontaminate federal uranium enrichment facilities and other costs. These deferrals are amortized over various periods extending to 2023.

Revenue Recognition

      We use cycle billing and accrue an estimate for unbilled revenue at the end of each reporting period.

Income Taxes

      The balance sheet includes deferred income taxes for all temporary differences between the tax basis of an asset or liability and that reported in the financial statements. These deferred tax assets and liabilities are determined using the tax rates scheduled by the tax law to be in effect when the differences reverse.

      The Regulatory Asset - Recoverable Taxes mainly reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences previously passed through to customers. Operating income tax expense is recorded based on ratemaking principles. However, if the method used for the balance sheet were reflected in the income statement, net income would remain the same.

      Investment tax credits are deferred when utilized and amortized to income over the remaining service lives of the related properties.

Environmental Matters

      Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated. We believe all appropriate costs related to environmental matters have been recorded.

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Early Retirement Program

     On June 30, 1994, 332 employees retired under a voluntary early retirement plan. We expensed estimated program costs of $14.0 million ($0.14 per share) during the first quarter of 1994 and $10.2 million ($0.10 per share) during the second quarter. Based on a final actuarial valuation, a $1.7 million ($0.02 per share) reduction in expense was recorded during the fourth quarter of 1994. This resulted in total KCPL pension and postretirement program costs of $16.5 and $6.0 million, respectively ($0.22 per share).

Pension Plans

      KCPL has defined benefit pension plans for its employees, including officers. Benefits under these plans reflect the employee's compensation, years of service and age at retirement. KCPL satisfies at least the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Funded status of the plans:
December 31                                        1995        1994
                                                     (thousands)
Accumulated benefit obligation:
  Vested                                         $251,042    $219,111
  Nonvested                                         6,474       4,595
     Total                                       $257,516    $223,706

Determination of plan assets less obligations:
  Fair value of plan assets (a)                  $339,236    $301,245
  Projected benefit obligation (b)                315,395     269,124
     Difference                                  $ 23,841    $ 32,121

Reconciliation of difference:
  Accrued trust liability                        $(13,890)   $(18,401)
  Unrecognized transition obligation               12,612      14,684
  Unrecognized net gain                            29,293      39,570
  Unrecognized prior service cost                 (4,174)     (3,732)
     Difference                                  $ 23,841    $ 32,121

(a) Plan assets are invested in insurance contracts, corporate bonds, equity securities, U.S. Government securities, notes, mortgages and short-term investments.
(b) Based on discount rates of 7.5% in 1995 and 8.5% in 1994; and increases in future salary levels of 4% to 5% in 1995 and 1994.


Components of provisions for pensions (excluding 1994 early retirement program costs):
                                          1995       1994      1993
                                                 (thousands)

Service cost                             $ 6,414    $  8,193  $ 8,671
Interest cost on projected benefit
  obligation                              22,593      20,759   19,521
Actual return on plan assets             (50,108)    (1,143)  (49,875)
Other                                     25,656    (22,297)   27,715
  Net periodic pension cost              $ 4,555    $  5,512  $ 6,032

Long-term rates of return on plan assets of 8.5% were used.

Postretirement Benefits Other Than Pensions

      In addition to providing pension benefits, certain postretirement health care and life insurance benefits are provided for substantially all retired employees.

      Although we accrue the cost of postretirement health care and life insurance benefits during an employee's years of service, the costs are currently recovered through rates as they are paid (pay-as-you-go). In 1995 we began funding the year's overall net periodic postretirement benefit cost, subject to maximum deductible limits for income tax purposes.

Reconciliation of postretirement benefits to amounts recorded in the balance sheets:
December 31                                           1995      1994
                                                       (thousands)
Accumulated postretirement benefit
 obligation (APBO) (a):
  Retirees                                         $  22,515  $20,813
  Fully eligible active plan participants              2,659    1,304
  Other active plan participants                       9,315    7,159
     Total APBO                                       34,489   29,276
Fair value of plan assets (b)                        (2,189)       -
Unrecognized transition obligation                  (19,965)  (21,139)
Unrecognized net gain (loss)                             892    5,220
Unrecognized prior service cost                        (786)    (863)
     Accrued postretirement benefit obligation
      (included in Deferred Credits
      and Other Liabilities - Other)               $  12,441  $12,494

(a) Based on weighted-average discount rates of 7.5% in 1995 and 8.5% in 1994; and increases in future salary levels of 4% in 1995 and 4% to 5% in 1994.
(b)  Plan assets are invested in certificates of deposit.


Net periodic postretirement benefit cost (excluding 1994 early retirement program costs):
                                              1995      1994    1993
                                              (thousands)

Service cost                                  $  435   $  645  $  616
Interest cost on APBO                          2,423    2,305   1,893
Amortization of unrecognized
  transition obligation                        1,175    1,175   1,175
Other                                           (60)       75      -
  Net periodic postretirement benefit cost    $3,973   $4,200  $3,684

      Actuarial assumptions include an increase in the annual health care cost trend rate for 1996 of 11%, decreasing gradually over a five-year period to its ultimate level of 6%. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. Because of this provision, an increase in the assumed health care cost trend rate by 1% per year would only increase the APBO as of December 31, 1995 by about $777,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 1995 by about $89,000.

Long-term Incentive Plan

      KCPL has a Long-term Incentive Plan for officers and key employees. Awards issued under the Plan cannot exceed 3 million common stock shares.

      Stock options granted under the Plan provide for recipients to receive shares of stock and accumulated dividends (as though they had been reinvested) if the market price at the time of exercise equals or exceeds the grant price. The options expire 10 years after the grant date. Because of the dividend provision, we expensed $1.0, $0.4 and $0.1 million for 1995, 1994 and 1993, respectively. The expense includes accumulated and reinvested dividends plus the appreciation in stock price since the grant date. If the stock price falls below the grant price, the cumulative expense related to those options is reversed.

Stock options are summarized below:
                                       1995        1994        1993
                                           (shares under option)

Balance as of January 1               197,375     145,125      86,000
  Granted                              68,750      69,125      63,125
  Exercised                                -      (6,000)          -
  Canceled                                 -      (10,875)     (4,000)
Balance as of December 31             266,125     197,375      145,125
Exercisable as of December 31         162,813     102,125       41,000
Weighted-average grant price as of
  December 31                        $ 22.178    $ 21.870      $22.604
Option price of shares exercised     $   -       $ 21.625      $   -

3. INCOME TAXES

Income tax expense consisted of the following:
                                          1995        1994      1993
                                                  (thousands)
Current income taxes:
  Federal                                 $69,697    $42,736   $41,207
  State                                    11,944      7,462     5,589
     Total                                 81,641     50,198    46,796

Deferred income taxes, net:
  Federal                                  (3,152)    17,005    22,274
  State                                      (116)     3,519     3,228
     Total                                 (3,268)    20,524    25,502

Investment tax credit amortization
  and reversals                           (11,570)    (4,345)   (4,345)
     Total income tax expense             $66,803    $66,377   $67,953


KCPL's effective income tax rates differed from the statutory federal rates mainly due to the following:
                                           1995       1994       1993

Federal statutory income tax rate           35.0%     35.0%     35.0%
Differences between book and tax
  depreciation not normalized                1.2       1.2       1.3
Amortization of investment tax credits      (2.5)     (2.5)     (2.5)
Income tax credits                          (2.3)     (0.2)        -
State income taxes                           4.1       4.2       3.3
Other                                       (0.2)      1.1       2.0
     Effective income tax rate              35.3%     38.8%     39.1%

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:
December 31                                        1995        1994
                                                     (thousands)

Plant related                                   $572,792     $580,964
Recoverable taxes                                 48,000       47,000
Other                                             21,635       14,731
     Net deferred income tax liability          $642,427     $642,695

The net deferred income tax liability consisted of the following:
December 31                                        1995        1994
                                                       (thousands)

Gross deferred income tax assets                $(61,181)    $(61,623)
Gross deferred income tax liabilities            703,608      704,318
     Net deferred income tax liability          $642,427     $642,695

4. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

     Liability Insurance

    The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $8.9 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek (the Owners) carry the maximum available commercial insurance of $0.2 billion. The remaining $8.7 billion balance is provided by Secondary Financial Protection (SFP), an assessment plan mandated by the Nuclear Regulatory Commission.

    Under SFP, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $79 million ($37 million, KCPL's share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCPL's share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1993, is subject to an inflation adjustment every five years based on the Consumer Price Index.

     Property, Decontamination and Premature Decommissioning Insurance

    The Owners also carry $2.8 billion ($1.3 billion, KCPL's share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear insurance pools provide $0.5 billion of coverage, while Nuclear Electric Insurance Limited (NEIL) provides $2.3 billion.

    In  the  event of an accident, insurance proceeds must first  be  used  for reactor stabilization and site decontamination. KCPL's share of any remaining proceeds can be used for property damage and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses.

     Extra Expense Insurance - Including Replacement Power

    The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

     Retrospective Assessments

          Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $11 million.

     Other

           In the event of a catastrophic loss at Wolf Creek, the insurance available may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on our financial condition and results of operations.

Nuclear Fuel Commitments

      As of December 31, 1995, KCPL's portion of Wolf Creek nuclear fuel commitments included $112 million for enrichment and fabrication through 2025 and $15 million for uranium concentrates through 2001.

Environmental Matters

      KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity uses, produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner as well as prior owners since the time of contamination. We continually conduct environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities.

Long-term Coal Contracts

      KCPL's share of coal purchased under long-term contracts was $42, $21 and $17 million in 1995, 1994 and 1993, respectively. Under these coal contracts, KCPL's remaining share of purchase commitments totals $118 million. Obligations for the years 1996 through 2000 total $36, $26, $10, $9 and $9 million, respectively. The remainder of our coal requirements are fulfilled through spot market purchases.

Leases

     KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs, we can cancel the lease if we are able to secure an alternative transmission path. Commitments under this lease total $2 million per year and $56 million over the remaining life of the lease if it is not canceled.

      Rental expense for other leases including railcars, computer equipment, buildings, a transmission line and other items was $18 to $20 million per year during the last three years. The remaining rental commitments under these leases total $182 million. Obligations for the years 1996 through 2000 average $14 million per year. Capital leases are not material and are included in these amounts.

      As the managing partner of three jointly-owned generating units, we have entered into leases for railcars to service those units. The entire lease commitment is reflected in the above amounts although about $2 million per year ($31 million total) will be reimbursed by the other owners.

Purchased Capacity Commitments

      We purchase capacity from other utilities and nonutility suppliers. Purchased capacity gives us the option to purchase energy if needed or when market prices are favorable. This provides a cost-effective alternative to new construction. As of December 31, 1995, contracts to purchase capacity total $288 million through 2016. During 1995, 1994 and 1993, capacity purchases were $17, $13 and $10 million, respectively. For the years 1996 through 2000, these commitments average $24 million per year. For each of the next five years, net capacity purchases represent about 13% of KCPL's 1995 total available capacity.

5. SALE OF ACCOUNTS RECEIVABLE

      As of December 31, 1995 and 1994, an undivided interest in $60 million of designated customer accounts receivable was sold with limited recourse. Related costs of $3.8, $2.8 and $2.2 million for 1995, 1994 and 1993, respectively, were included in Miscellaneous expense - net.

6. SHORT-TERM BORROWINGS

      Short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted-average interest rate on the short-term debt outstanding as of December 31, 1995 and 1994 was 5.9% and 6.2%, respectively. As of December 31, 1995, under minimal fee arrangements, unused bank lines of credit totaled $139 million.

7. COMMON STOCK EQUITY, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

Common Stock Equity

      KCPL has shares of common stock registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the
Plan). The Plan allows common shareholders, directors and employees to purchase shares of the common stock by reinvesting dividends or making optional cash payments. We are currently purchasing shares for the Plan on the open market.

     As of December 31, 1995, KCPL held 6,643 shares of its common stock to be used for future distribution. These shares are included in Investments and Nonutility Property.

      The Restated Articles of Consolidation contain a restriction relating to the payment of dividends in the event common equity falls to 25% of total capitalization.

      If preferred stock dividends are not declared and paid when scheduled, KCPL could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

Preferred Stock and Redeemable Preferred Stock

       Scheduled   mandatory  sinking  fund  requirements  for  the  redeemable
4% Cumulative Preferred Stock are $160,000 per year. We have the option to redeem the $90 million Cumulative Preferred Stock at prices approximating par or stated value.

      As of December 31, 1995, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized.

8. LONG-TERM DEBT

General Mortgage Bonds

      KCPL  is  authorized to issue mortgage bonds under the  General  Mortgage
Indenture  and  Deed  of Trust dated December 1, 1986,  as  supplemented.   The
Indenture creates a mortgage lien on substantially all utility plant.

      As of December 31, 1995, $711 million general mortgage bonds were pledged under the Indenture to secure the outstanding $613 million of medium-term notes and revenue refunding bonds and the unissued $98 million of medium-term notes.

Interest Rate Swap and Cap Agreements

      As of December 31, 1995, we had entered into eight interest rate swap agreements and three cap agreements with financial institutions to limit the interest rate on $150 million of long-term debt. The swap agreements mature from 1996 through 1998 and effectively fix interest rates on $90 million of variable- rate debt to a weighted-average rate of 3.7% as of December 31, 1995. The cap agreements limit the interest rate on $60 million of variable-rate debt to 5.0% expiring through 1998. There would have been no material effect had the agreements been terminated at December 31, 1995 or 1994.

Subsidiary Obligations

      During 1995, KLT entered into a long-term revolving line of credit agreement for $65 million collateralized by the capital stock of KLT's direct subsidiaries. The affordable housing notes are collateralized by the affordable housing investments.

Scheduled Maturities

      Long-term debt maturities for the years 1996 through 2000 are $74, $25, $95, $43 and $54 million, respectively.

9. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

       Joint ownership agreements with other utilities provide undivided interests in utility plants as of December 31, 1995 as follows (in millions of dollars):

                                        Wolf Creek  LaCygne    Iatan
                                        Unit       Units        Unit
KCPL's share                              47%         50%       70%

Utility plant in service                $1,333      $  287     $  242
Estimated accumulated depreciation
  (production plant only)               $  323      $ 163      $  122
Nuclear fuel, net                       $  55       $   -      $   -
KCPL's accredited capacity-megawatts      548         672         469

     Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement.

10. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                               Quarter
                                 1st        2nd        3rd       4th
                                              (millions)
1995
Operating revenues              $  199    $  205    $  278     $  204
Operating income                    29        31        72         35
Net income                          23        19        58         23
Earnings per common share       $  0.35   $  0.29   $  0.91    $  0.37



                                              Quarter
                                1st        2nd        3rd       4th
                                             (millions)
1994
Operating revenues              $  199    $  223    $  254     $  192
Operating income                    21        36        61         32
Net income                          10        25        50         20
Earnings per common share       $  0.15   $  0.38   $  0.80    $  0.31

      The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months. See Note 2 - Pension Plans and Other
Employee Benefits regarding the 1994 quarterly costs related to the early retirement program.

11.  AGREEMENT AND PLAN OF MERGER WITH UTILICORP UNITED INC.

     On January 19, 1996, KCPL, UtiliCorp United Inc. (UtiliCorp) and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of KCPL and UtiliCorp in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, KCPL and UtiliCorp will merge with and into KCU (which may be renamed at the discretion of KCPL and UtiliCorp), a corporation formed for the purpose of the Transaction. Under the terms of the Merger Agreement, each share of KCPL common stock will be exchanged for one share of KCU common stock and each share of UtiliCorp common stock will be exchanged for 1.096 shares of KCU common stock. Based on the number of shares of KCPL common stock and UtiliCorp common stock outstanding on the date of the Merger Agreement, KCPL's common shareholders will receive about 55% of the common equity of KCU and UtiliCorp's common shareholders will receive about 45%.

      The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method, the recorded assets and liabilities of KCPL and UtiliCorp would be carried forward to the consolidated balance sheet of KCU at their recorded amounts. The income of KCU would include the combined income of KCPL and UtiliCorp as though the Transaction occurred at the beginning of the accounting period. Prior period financial statements would be combined and presented as those of KCU.

      The Transaction will create a diversified energy company with total combined revenues of over $3.5 billion and over $6.5 billion in total assets, serving about 2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various nonutility enterprises including independent power projects, and gas marketing, gathering and processing operations.

      The Transaction is subject to approval by each company's shareholders and a number of regulatory authorities. The regulatory approval process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments to the other party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions.




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Kansas City Power & Light Company:

     We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiary listed in the index on page 37 of this Form 10-
K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        /s/Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Kansas City, Missouri
January 31, 1996



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information concerning directors required by Item 401 of Regulation S-K has been furnished by KCPL in its Joint Proxy Statement and Prospectus filed with the Securities and Exchange Commission on February 21, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934, and is incorporated herein by reference.

Executive Officers

      See  Part  I,  page  6,  entitled  "Officers  of   the
Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K has been furnished by KCPL in it's Joint Proxy Statement and Prospectus filed with the Securities and Exchange Commission on February 21, 1996, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

     The information required by Item 403 of Regulation S-K has been furnished by KCPL in its Joint Proxy Statement and Prospectus filed with the Securities and Exchange Commission on February 21, 1996, pursuant to Regulation 14A under the Securities and Exchange Act of 1934, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.
                          PART IV


ITEM 14.EXHIBITS AND REPORTS ON FORM 8-K
                                                       Page
                                                        No.
Financial Statements

a.  Consolidated Statements of Income and Consolidated    17
    Statements of Retailed Earnings for the years ended
    December 31, 1995, 1994, and 1993

b.  Consolidated Balance Sheets - December 31, 1995,      18
    and 1994

c.  Consolidated Statements of Cash Flows for the years   19
    ended December 31, 1995, 1994, and 1993

d.  Consolidated Statements of Capitalization -           20
    December 31, 1995 and 1994

e.  Notes to Consolidated Financial Statements            21

f.  Report of Independent Accountants                     35

Exhibits

Exhibit
Number                   Description of Document

3-a    *Restated Articles of Consolidation  of  KCPL
        dated  as  of May 5, 1992 (Exhibit 4 to Registration
        Statement, Registration No. 33-54196).
3-b    *By-laws of KCPL, as amended and in effect  on
        June  15,  1995  (Exhibit 3-a  to  Form  10-Q  dated
        June 30, 1995).
4-a    *General Mortgage and Deed of Trust  dated  as
        of  December  1, 1986, between KCPL  and  UMB  Bank,
        n.a.  (formerly  United  Missouri  Bank)  of  Kansas
        City,  N.A., Trustee (Exhibit 4-bb to Form 10-K  for
        the year ended December 31, 1986).
4-b    *Third  Supplemental  Indenture  dated  as  of
        April 1, 1991, to Indenture dated as of December  1,
        1986   (Exhibit  4-aq  to  Registration   Statement,
        Registration No. 33-42187).
4-c    *Fourth  Supplemental Indenture  dated  as  of
        February  15,  1992,  to  Indenture  dated   as   of
        December 1, 1986 (Exhibit 4-y to Form 10-K for  year
        ended December 31, 1991).
4-d    *Fifth  Supplemental  Indenture  dated  as  of
        September  15,  1992,  to  Indenture  dated  as   of
        December  1,  1986 (Exhibit 4-a to Form  10-Q  dated
        September 30, 1992).
4-e    *Sixth  Supplemental  Indenture  dated  as  of
        November   1,  1992,  to  Indenture  dated   as   of
        December   1,  1986  (Exhibit  4-z  to  Registration
        Statement, Registration No. 33-54196).
4-f    *Seventh  Supplemental Indenture dated  as  of
        October  1, 1993, to Indenture dated as of  December
        1,   1986   (Exhibit   4-a  to   Form   10-Q   dated
        September 30, 1993).
4-g    *Eighth  Supplemental Indenture  dated  as  of
        December  1, 1993, to Indenture dated as of December
        1,   1986  (Exhibit  4  to  Registration  Statement,
        Registration No. 33-51799).
4-h    *Ninth  Supplemental  Indenture  dated  as  of
        February  1, 1994, to Indenture dated as of December
        1,  1986  (Exhibit 4-h to Form 10-K for  year  ended
        December 31, 1993).
4-i    *Tenth  Supplemental  Indenture  dated  as  of
        November  1, 1994, to Indenture dated as of December
        1,  1986  (Exhibit 4I to Form 10-K  for  year  ended
        December 31, 1994).
4-j    *Resolution of Board of Directors Establishing
        3.80%  Cumulative Preferred Stock  (Exhibit  2-R  to
        Registration Statement, Registration No. 2-40239).
4-k    *Resolution of Board of Directors Establishing
        4%   Cumulative  Preferred  Stock  (Exhibit  2-S  to
        Registration Statement, Registration No. 2-40239).
4-l    *Resolution of Board of Directors Establishing
        4.50%  Cumulative Preferred Stock  (Exhibit  2-T  to
        Registration Statement, Registration No. 2-40239).
4-m    *Resolution   of  Board  of  Directors  Establishing
        4.20%  Cumulative Preferred Stock  (Exhibit  2-U  to
        Registration Statement, Registration No. 2-40239).
4-n    *Resolution of Board of Directors Establishing
        4.35%  Cumulative Preferred Stock  (Exhibit  2-V  to
        Registration Statement, Registration No. 2-40239).
4-o    *Certificate  of  Designation  of  Board   of
        Directors  Establishing  the $50,000,000  Cumulative
        No Par Preferred Stock, Auction Series A (Exhibit 4-
        a to Form 10-Q dated March 31, 1992).
4-p    *Indenture for Medium-Term Note Program  dated
        as  of  April 1, 1991, between KCPL and The Bank  of
        New  York  (Exhibit 4-bb to Registration  Statement,
        Registration No. 33-42187).
4-q    *Indenture for Medium-Term Note Program  dated
        as  of February 15, 1992, between KCPL and The  Bank
        of   New   York   (Exhibit  4-bb   to   Registration
        Statement, Registration No. 33-45736).
4-r    *Indenture for Medium-Term Note Program  dated
        as  of November 15, 1992, between KCPL and The  Bank
        of   New   York   (Exhibit  4-aa   to   Registration
        Statement, Registration No. 33-54196).
4-s    *Indenture for Medium-Term Note Program  dated
        as  of  November 17, 1994, between KCPL and  Merrill
        Lynch  & Co., Merrill Lynch, Pierce, Fenner &  Smith
        Incorporated and Smith Barney Inc.  (Exhibit 4-s  to
        Form 10-K for year ended December 31, 1994).
10-a   *Copy  of  Wolf  Creek Generating Station  Ownership
        Agreement   between  Kansas  City  Power   &   Light
        Company, Kansas Gas and Electric Company and  Kansas
        Electric  Power Cooperative, Inc. (Exhibit  10-d  to
        Form 10-K for the year ended December 31, 1981).
10-b   *Copy of Receivables Purchase Agreement dated as  of
        September   27,   1989,  between  KCPL,   Commercial
        Industrial Trade-Receivables Investment Company  and
        Citicorp North America, Inc., (Exhibit 10-p to  Form
        10-K for year ended December 31, 1989).
10-c   *Copy   of   Amendment   to   Receivables   Purchase
        Agreement dated as of August 8, 1991, between  KCPL,
        Commercial  Industrial Trade-Receivables  Investment
        Company  and  Citicorp North America, Inc.  (Exhibit
        10-m  to  Form  10-K  for year  ended  December  31,
        1991).
10-d   *Long-Term   Incentive   Plan   (Exhibit    28    to
        Registration Statement, Registration 33-42187).
10-e   *Copy  of  Executive  Incentive  Compensation   Plan
        (Exhibit  10-g to form 10-K for year ended  December
        31, 1986).
10-f    Copy of Indemnification Agreement entered into
        by KCPL with each of its officers and directors.
10-g   *Copy  of Severance Agreement entered into  by  KCPL
        with  certain of its executive officers (Exhibit  10
        to Form 10-Q dated June 30, 1993).
10-h    Copy of Amendment to Severance Agreement dated
        January  15, 1996, entered into by KCPL with certain
        of its executive officers.
10-i   *Copy  of  Supplemental  Executive  Retirement   and
        Deferred  Compensation Plan (Exhibit  10-h  to  Form
        10-K for year ended December 31, 1993).
10-j   *Copy   of   $50  million  Letter  of   Credit   and
        reimbursement  agreement  dated  as  of  August  19,
        1993,  with The Toronto-Dominion Bank (Exhibit  10-i
        to Form 10-K for year ended December 31, 1993).
10-k   *Copy   of   $56  million  Letter  of   Credit   and
        Reimbursement  Agreement  dated  as  of  August  19,
        1993,   with   Societe  Generale,   Chicago   Branch
        (Exhibit   10-j   to  Form  10-K  for   year   ended
        December 31, 1993).
10-l   *Copy   of   $50  million  Letter  of   Credit   and
        Reimbursement  Agreement  dated  as  of  August  19,
        1993,  with The Toronto-Dominion Bank (Exhibit  10-k
        to Form 10-K for year ended December 31, 1993).
10-m   *Copy   of   $40  million  Letter  of   Credit   and
        Reimbursement  Agreement  dated  as  of  August  19,
        1993, with Deutsche Bank AG, acting through its  New
        York  and Cayman Islands Branches (Exhibit  10-l  to
        Form 10-K for year ended December 31, 1993).
10-n   *Copy  of Railcar Lease dated as of April 15,  1994,
        between    Shawmut   Bank   Connecticut,    National
        Association, and KCPL (Exhibit 10 to Form  10-Q  for
        period ended June 30, 1994).
10-o   *Copy  of  Amendment  No. 2 to Receivables  Purchase
        Agreement between KCPL and Ciesco L.P. and  Citicorp
        North  America, Inc. (Exhibit 10 to  Form  10-Q  for
        period ended September 30, 1994).
10-p   *Copy  of  Railcar  Lease dated as  of  January  31,
        1995,  between First Security Bank of Utah, National
        Association,  and KCPL  (Exhibit 10-o to  Form  10-K
        for year ended December 31, 1994).
10-q   *Copy  of  Lease Agreement dated as of  October  18,
        1995,  between  First Security Bank of  Utah,  N.A.,
        and  KCPL (Exhibit 10 to Form 10-Q for period  ended
        September 30, 1995).
12      Computation of Ratios of Earnings to Fixed Charges.
23-a    Consent of Counsel.
23-b    Consent of Independent Accountants--Coopers & Lybrand L.L.P.
24      Powers of Attorney.
27      Financial Data Schedules (filed electronically).

  * Filed with the Securities and Exchange Commission as exhibits to prior registration statements (except as otherwise noted) and are incorporated herein by reference and made a part hereof. The exhibit number and file number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

   Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from KCPL upon written request.

Reports on Form 8-K

   No report on Form 8-K was filed in the last quarter of 1995; however, a report on Form 8-K was filed with the Securities and Exchange Commission on January 24, 1996, with attached copy of the Agreement and Plan of Merger dated as of January 19, 1996, by and among KCPL, UtiliCorp and KCU.


                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 1st day of March, 1996.

                           KANSAS CITY POWER & LIGHT COMPANY

                           By /s/Drue Jennings
                              Chairman of the Board, President
                              and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                  Date

                          Chairman of the Board and     )
/s/Drue Jennings          President (Principal          )
  (Drue Jennings)         Executive Officer)            )
                                                        )
                          Senior Vice President-Finance )
/s/John DeStefano         and Treasurer (Principal      )
  (John DeStefano)        Financial Officer)            )
                                                        )
/s/Neil Roadman           Controller (Principal         )
  (Neil Roadman)          Accounting Officer)           )
                                                        )
David L. Bodde*           Director                      )
                                                        )
William H. Clark*         Director                      ) March 1, 1996
                                                        )
Robert J. Dineen*         Director                      )
                                                        )
Arthur J. Doyle*          Director                      )
                                                        )
W. Thomas Grant II*       Director                      )
                                                        )
George E. Nettels, Jr.*   Director                      )
                                                        )
Linda Hood Talbott*       Director                      )
                                                        )
Robert H. West*           Director                      )

*By  /s/Drue Jennings
       (Drue Jennings)
       Attorney-in-Fact