Form 10-Q
period 1996-03-31
KANSAS CITY POWER & LIGHT CO
filed 1996-05-10
CIK 54476

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ____________________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at May 3, 1996 was 61,902,083 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                      March 31     December 31
                                                        1996          1995
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,399,478    $3,388,538
 Less-accumulated depreciation                         1,177,540     1,156,115
    Net utility plant in service                       2,221,938     2,232,423
 Construction work in progress                            86,138        72,365
 Nuclear fuel, net of amortization of
   $82,649 and $81,452                                    54,422        54,673
    Total                                              2,362,498     2,359,461

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS               6,660         8,880

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      188,059       166,751

CURRENT ASSETS
 Cash and cash equivalents                                28,749        28,390
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,376 and $1,574              25,696        32,830
 Other receivables                                        21,162        31,838
 Fuel inventories, at average cost                        17,020        22,103
 Materials and supplies, at average cost                  45,672        47,175
 Deferred income taxes                                       884         5,947
 Other                                                     3,380         5,179
    Total                                                142,563       173,462

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           12,197        13,007
   KCC Wolf Creek carrying costs                           3,420         4,104
   Other                                                  20,716        21,231
 Other deferred charges                                   17,338        12,610
    Total                                                 53,671        50,952

    Total                                             $2,876,451    $2,882,506

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       449,377       449,966
 Capital stock premium and expense                        (1,714)       (1,725)
         Common stock equity                             897,360       897,938
Cumulative preferred stock                                89,000        89,000
Cumulative redeemable preferred stock                      1,276         1,436
Long-term debt                                           841,040       835,713
     Total                                            $1,828,676    $1,824,087
CURRENT LIABILITIES
 Notes payable to banks                                    3,000             0
 Commercial paper                                          7,000        19,000
 Current maturities of long-term debt                     80,303        73,803
 Accounts payable                                         52,041        52,506
 Accrued taxes                                            41,269        39,726
 Accrued interest                                         21,791        16,906
 Accrued payroll and vacations                            20,045        22,764
 Accrued refueling outage costs                              557        13,563
 Other                                                    11,134        11,787
     Total                                               237,140       250,055

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   649,042       648,374
 Deferred investment tax credits                          70,246        71,270
 Other                                                    91,347        88,720
    Total                                                810,635       808,364

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,876,451    $2,882,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(thousands of dollars)
                                   Year to Date          Twelve Months Ended
                                     March 31                  March 31
                                 1996        1995          1996        1995



ELECTRIC OPERATING REVENUES   $  206,624  $  198,906    $  893,673  $  867,883

OPERATING EXPENSES
 Operation
   Fuel                           30,773      34,719       135,425     131,816
   Purchased power                13,985       6,732        46,036      34,179
   Other                          43,499      44,445       177,653     188,187
 Maintenance                      18,029      20,678        75,790      74,330
 Depreciation                     24,716      24,139        97,802      95,169
 Taxes
   Income                         13,413      11,617        78,858      75,818
   General                        24,361      23,857        97,325      96,751
 Deferred Wolf Creek costs
  amortization                     2,904       3,276        12,235      13,102
    Total                        171,680     169,463       721,124     709,352

OPERATING INCOME                  34,944      29,443       172,549     158,531

OTHER INCOME
 Allowance for equity funds
  used during construction           660         235         2,704       1,849
 Miscellaneous income                741       8,241         1,123       9,865
 Miscellaneous deductions         (3,785)     (1,673)      (13,213)     (7,579)
 Income taxes                      6,221        (336)       16,816       4,157
    Total                          3,837       6,467         7,430       8,292


INCOME BEFORE INTEREST CHARGES    38,781      35,910       179,979     166,823

INTEREST CHARGES
 Long-term debt                   13,424      12,333        53,275      45,915
 Short-term debt                     118         620           687       1,452
 Miscellaneous                     1,106         618         3,600       3,558
 Allowance for borrowed funds
  used during construction          (390)       (548)       (1,805)     (1,873)
    Total                         14,258      13,023        55,757      49,052

PERIOD RESULTS
 Net income                       24,523      22,887       124,222     117,771
 Preferred stock
  dividend requirements              957       1,026         3,942       3,676
 Earnings available for
  common stock                    23,566      21,861       120,280     114,095

Average number of common
 shares outstanding               61,902      61,902        61,902      61,902
Earnings per common share          $0.38       $0.35         $1.94       $1.84
Cash dividends per
 common share                      $0.39       $0.38         $1.55       $1.51

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1996      1995       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 24,523  $ 22,887   $124,222  $117,771
 Adjustments to reconcile net income
  to net cash from operating
    activities:
 Depreciation                            24,716    24,139     97,802    95,169
 Amortization of:
  Nuclear fuel                            1,197     3,412     12,464    10,959
  Deferred Wolf Creek costs               2,904     3,276     12,235    13,102
  Other                                   1,409     2,028      7,533     8,989
 Deferred income taxes (net)              5,731    (4,815)     7,278    15,283
 Deferred investment tax credit
   amortization and reversals            (1,024)   (8,352)    (4,242)  (11,611)
 Deferred merger costs                   (5,383)        0     (5,383)        0
 Allowance for equity funds used
   during construction                     (660)     (235)    (2,704)   (1,849)
 Cash flows affected by changes in:
  Receivables                            17,810    10,122     (9,863)      117
  Fuel inventories                        5,083    (4,497)     4,047    (7,723)
  Materials and supplies                  1,503        86       (805)      (41)
  Accounts payable                         (465)  (31,656)    10,211     5,570
  Accrued taxes                           1,543    33,669    (17,084)   18,307
  Accrued interest                        4,885    (2,183)    11,765     1,215
  Wolf Creek refueling outage
    accrual                             (13,006)    3,180     (4,743)   (5,075)
 Pension and postretirement benefit
     obligations                           (519)   (2,405)    (2,290)   13,807
 Other operating activities               1,878    (6,661)    12,864    (6,185)
  Net cash from operating
   activites                             72,125    41,995    253,307   267,805

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (29,549)  (26,657)  (136,962) (122,474)
 Allowance for borrowed funds used
   during construction                     (390)     (548)    (1,805)   (1,873)
 Purchases of investments               (17,589)   (6,455)   (67,893)  (68,278)
 Other investing activities              (1,804)    3,306      3,936     9,616
  Net cash used in investing
   activities                           (49,332)  (30,354)  (202,724) (183,009)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              11,827     4,163    118,719    99,034
 Repayment of long-term debt                  0         0    (33,428)  (74,250)
 Net change in short-term borrowings     (9,000)    9,500    (31,500)    3,500
 Dividends paid                         (25,112)  (24,545)   (99,925)  (97,074)
 Other financing activities                (149)      490      2,834        19
  Net cash used in financing
   activities                           (22,434)  (10,392)   (43,300)  (68,771)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                             359     1,249      7,283    16,025

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            28,390    20,217     21,466     5,441

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $28,749   $21,466    $28,749   $21,466

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)     $8,962   $14,808    $42,354   $45,561
Income taxes                             $5,072    $3,975    $68,150   $50,597

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1996      1995       1996      1995


Beginning balance                      $449,966  $426,738   $425,080  $404,383

Net income                               24,523    22,887    124,222   117,771
                                        474,489   449,625    549,302   522,154
Dividends declared                       25,112    24,545     99,925    97,074

Ending balance                         $449,377  $425,080   $449,377  $425,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

      In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 1995 annual report on Form 10-K.

1.             AGREEMENT AND PLAN OF MERGER WITH UTILICORP UNITED INC.

     On January 19, 1996, KCPL, UtiliCorp United Inc. (UtiliCorp) and KC United Corp. (KCU) entered into an Agreement and Plan of Merger (the Merger Agreement) which provides for a strategic business combination of KCPL and UtiliCorp in a "merger-of-equals" transaction (the Transaction). Pursuant to the Merger Agreement, KCPL and UtiliCorp will merge with and into KCU (which may be renamed at the discretion of KCPL and UtiliCorp), a corporation formed for the purpose of effecting the Transaction. Under the terms of the Merger Agreement, each share of KCPL common stock will be exchanged for one share of KCU common stock and each share of UtiliCorp common stock will be exchanged for 1.096 shares of KCU common stock. Based on the number of shares of KCPL common stock and UtiliCorp common stock outstanding on the date of the Merger Agreement, KCPL's common shareholders will receive about 55% of the common equity of KCU and UtiliCorp's common shareholders will receive about 45%. KCPL has agreed under the Merger Agreement to call for redemption before the consummation of the Transaction all of its outstanding shares of preferred stock at the applicable redemption prices therefore, together with all dividends accrued and unpaid through the applicable redemption dates.

      On May 6, 1996, KCPL and UtiliCorp announced that they will recommend an annual dividend of $1.85 per common share for KCU.

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

      The  Transaction will create a diversified energy company  serving  about
2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various nonutility enterprises including independent power projects, and gas marketing, gathering and processing operations. See Part II, Item 5 for the pro forma combined condensed financial statements of KCU.

      The Transaction is subject to approval by each company's shareholders and a number of regulatory authorities. The regulatory approval process is expected to take about 12 to 18 months. The Merger Agreement includes termination provisions which may require certain payments, up to $58 million, to the other party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions.

      During the first quarter of 1996, $5.4 of merger-related costs were deferred by KCPL for post-merger amortization in accordance with future regulatory approval.

2.             CONDITIONAL HOSTILE BID BY WESTERN RESOURCES, INC.

      On April 14, 1996, Western Resources, Inc. (Western Resources) delivered to KCPL's Board of Directors an unsolicited proposal (the Western Resources Proposal). In the proposal, Western Resources would acquire all of the outstanding shares of KCPL common stock in exchange for less than a full share of Western Resources common stock. The exchange ratio would be subject to a collar which prevents the exchange ratio from being less than 0.833 or more than 0.985. The effect of the collar would be that each share of KCPL common stock accepted for exchange pursuant to the Western Resources Proposal would be exchanged for $28 of Western Resources common stock so long as the market price of the Western Resources common stock was between $28.43 per share and $33.61 per share. If the market price falls below $28.43, each share of KCPL common stock would be exchanged for 0.985 shares of Western Resources common stock, and if the market price rises above $33.61, each share of KCPL common stock would be exchanged for 0.833 shares of Western Resources common stock. On April 12, 1996, the last trading day before the announcement of the Western Resources Proposal, the closing price of Western Resources common stock was
$29.125. Shortly after delivery of the Western Resources Proposal, Western Resources publicly announced its unsolicited merger proposal.

     On April 21, 1996, based upon the presentations given, advice received and considerations discussed at the Board meeting, the KCPL Board determined that further exploration of the Western Resources Proposal was not in the best interests of KCPL, its shareholders, employees or its customers. Also on that date, the KCPL Board reaffirmed its approval of the Merger with UtiliCorp. On April 22, 1996, KCPL notified Western Resources of its decision.

      On April 22, 1996, Western Resources announced that it intended to commence an unsolicited exchange offer, and that it had filed preliminary proxy materials for use in soliciting proxies from KCPL common shareholders in opposition to the approval and adoption of the Transaction with UtiliCorp, the Merger Agreement and the transactions contemplated thereby. On the same day, Western Resources filed a registration statement on Form S-4 which included a preliminary prospectus (the Western Resources Preliminary Prospectus) relating to Western Resources' unsolicited offer to exchange each outstanding share of KCPL common stock for an amount of Western Resources common stock under terms substantially the same as the Western Resources Proposal. According to the Western Resources Preliminary Prospectus, Western Resources intends, as soon as practicable after consummation of the Proposed Western Resources Offer, to seek to merge KCPL with and into itself pursuant to applicable law.

      On May 6, 1996, Western Resources announced an increase in the minimum number of shares of Western Resources common stock KCPL shareholders would receive for each share of KCPL common stock pursuant to the Western Resources Proposal from 0.833 to 0.91. The maximum number was not changed.

      Western Resources' proposed exchange offer is subject to numerous conditions, including the tender of at least 90% of the outstanding shares of KCPL common stock, the availability of pooling of interests accounting, obtaining shareholder and regulatory approvals, and being in compliance with certain laws that may prohibit the transaction as proposed.

      The  costs  being incurred in connection with this unsolicited  proposal,
including  the  costs  to inform KCPL shareholders of  the   reasons  why  KCPL
rejected this offer, will be expensed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

      As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We're improving the efficiency of KCPL's core utility operations and creating growth through its unregulated subsidiary. As competition presents new opportunities, we will also consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring of wholesale and retail businesses. See
Note 1 to the Consolidated Financial Statements regarding the Agreement and Plan of Merger with UtiliCorp United Inc. and Note 2 regarding the hostile takeover attempt by Western Resources.

      Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). In response to FERC's new comparability standard, KCPL, already active in the wholesale wheeling market, was one of the first utilities to obtain FERC's acceptance of an open-access, wholesale transmission tariff. On April 24, 1996, FERC issued an order requiring filing and compliance with a standard transmission service tariff for all owners of transmission facilities.

      Certain state commissions are also actively considering an open access requirement for utilities providing retail electric service, under which competing suppliers would gain access to their retail customers (retail wheeling). However, this may be preempted by provisions of the Federal Power Act or by state laws. If allowed, retail wheeling would provide growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. The loss of major customers could result in under-utilized assets and place a costly burden on the remaining customer base or shareholders if an adequate departure fee is not assessed to the lost customer.

      Although the Missouri and Kansas commissions have not permitted retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 22% of KCPL's retail mwh sales are to industrial customers compared to the utility average of about 35%. KCPL has a flexible rate structure with industrial rates that are competitively priced within our region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales.

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


NONREGULATED OPPORTUNITIES

      In 1992 we formed KLT Inc., a wholly-owned subsidiary to pursue nonregulated, primarily energy-related business ventures designed to supplement the growth from the electric utility operations. We had a total equity investment in KLT of $46 million as of March 31, 1996, and expect that investment to grow to about $165 million within the next five years. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners.

      KLT has grown steadily since inception. Consolidated assets at March 31, 1995, totaled $178 million. KLT continues to develop existing ventures in domestic and international nonregulated power production, energy services, oil and gas reserves, and affordable housing limited partnerships. Within the next five years, we expect total subsidiary assets will exceed $500 million, generated through the $165 million of equity investment, subsidiary retained earnings and borrowings.


RESULTS OF OPERATIONS

Three-month         three  months  ended March 31, 1996,  compared
period:             to three months ended March 31, 1995

Twelve-month        twelve  months ended March 31, 1996,  compared
period:             to twelve months ended March 31, 1995


EARNINGS OVERVIEW

      EPS for the three-month period increased to $0.38 from $0.35. Improved weather and load growth in the current period resulted in higher earnings, despite higher nuclear refueling costs in the current period and the $0.08 per share gain on the sale of railcars in the prior period (reduced to $0.05 per share in the third quarter of 1995).

      EPS for the twelve-month period increased to $1.94 from $1.84. The 1995 period reflects an $0.08 per share charge for the 1994 early retirement plan offset by the gain on the sale of railcars. The current period reflects several charges that reduced earnings. These include the reduction of the railcar gain, decreased bulk power sales, higher fuel and purchased power costs caused by a forced outage at a coal plant, and KCPL's share of Wolf Creek
Generating Station's (Wolf Creek) voluntary early retirement program costs. Despite these charges, favorable weather and load growth in the current period resulted in improved earnings.


MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:

                                Increase (Decrease) from Prior Year
                                    Three-Month            Twelve-Month
                                      Period                  Period
                                  Mwh     Revenues         Mwh   Revenues
                                         (millions)             (millions)

Retail sales:
  Residential                       11%    $    6          9%    $  22
  Commercial                         5%         4          3%       11
  Industrial                         3%         2          0%        2
  Other                             (6%)        -         (6%)       -
    Total retail                     6%        12          4%       35
Sales for resale:
  Bulk power sales                 (26%)       (4)       (17%)     (12)
  Other                              6%         -        (1%)        -
    Total                                       8                   23
Other revenues                                  -                    3
  Total electric operating revenues        $    8                $  26


   During April and May of 1995, the classification of about 600 net commercial customers was changed to industrial to more appropriately reflect their business operations. This change results in the reclassification of about $690,000 (10,300 mwh sales) from commercial to industrial in each subsequent month. Prior periods have not been restated.

      Continued load growth and more favorable weather boosted retail mwh sales and revenues during the three- and twelve-month periods.

       KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are now in place for a large portion of KCPL's industrial sales and additional contracts are under negotiation. Overall, these contracts tend to reduce the average mwh price of industrial sales. Although the twelve-month period reflects more of these contracts, this revenue reduction was offset by the reclassification of customers discussed above.

      Although retail revenues increased in the current operating periods, customer accounts receivable decreased since December 31, 1995, due to higher billed and estimated unbilled sales in December 1995 versus March 1996.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Wolf Creek's spring 1996 refueling outage (see Wolf Creek section) contributed to lower bulk power sales in the current periods. A combination of conditions in 1994 allowed KCPL to benefit from record bulk power sales in that year, boosting bulk power sales for the prior twelve-month period. Lower bulk power sales in March 1996 also resulted in a decrease in other receivables since December 31,1995.

      Total revenue per mwh sold varies with changes in the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included in only sales for resale tariffs, which apply to less than 1% of revenues. KCPL's current rates allow for the recovery of Deferred Wolf Creek Cost amortization. The amortization of this regulatory asset ends during 1996 and could result in future rate adjustments.

      Future mwh sales and revenues per mwh will also be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenue.


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses increased 8% for the three-month period despite a 4% decrease in total mwh sales (total of retail and sales for resale). This increase is due in part to additional replacement power expense for Wolf Creek's spring 1996 refueling outage which began one month early and lasted 19 days longer than planned (see Wolf Creek section). The three-month period also reflects an increase in capacity purchases. KCPL has entered into capacity purchase contracts to provide a cost-effective alternative to constructing new capacity.

      Combined fuel and purchased power expenses increased 9% for the twelve-month period despite a 2% decrease in total mwh sales. In addition to an increase in capacity purchases, the following items impacted fuel and purchased power expenses for the twelve-month period.

      During July 1995, a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance, but uninsured, incremental fuel and purchased power costs were about $4 million.

      A $3 million difference in coal inventory adjustments caused an increase in fuel costs.

      Replacement power expenses associated with Wolf Creek refueling outages (see Wolf Creek section) increased $2 million reflecting a longer outage in the first quarter of 1996 compared with the outage completed the fourth quarter of 1994.

     While nuclear fuel costs remain substantially less than the price of coal, the cost of nuclear fuel increased 10%. Nuclear fuel costs averaged 46% of the price of coal during the current twelve months compared with 42% during the prior twelve-month period. We expect this relationship to steadily increase to around 55% to 60% by 1998 and remain in that range through the year 2000. During both twelve-month periods, coal represented about 75% of generation and nuclear fuel about 25%.

      The cost of coal burned remained comparable with the prior periods. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect to maintain coal costs at or below 1995 levels through the year 2000.


OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the twelve-month period decreased mainly due to the 1994 voluntary early retirement program costs recorded in the prior period and the related savings realized in the current period. Of the $22.5 million in total program costs, $8.0 million was recorded during the prior twelve-month period. KCPL's $2 million share of Wolf Creek's voluntary early retirement program recorded in the current twelve-month period partially offset these decreases. Similar to KCPL's program, this charge is expected to be recovered within two years through reduced salaries and benefits.

      We continue to emphasize new technologies, improved methods and cost control. We are changing processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters will be read automatically by the end of 1996. These types of changes have allowed us to assimilate work performed by those who elected to take part in the early retirement program.


OTHER INCOME AND DEDUCTIONS

      Miscellaneous income for the prior three- and twelve-month periods includes an $8 million gain from the sale of steel railcars which were replaced by leased aluminum cars. Aluminum cars are lighter-weight and offer more coal capacity per car contributing to lower delivered coal prices. The current twelve-month period includes an adjustment to reduce this gain to $5 million. The adjustment was based on a re-calculation of the cars' net cost. The remaining increase in the twelve-month period mainly reflects increases in interest and dividend income.

      Subsidiary operations are included in miscellaneous income, miscellaneous deductions and income taxes. Miscellaneous deductions for the three- and twelve-month periods reflect increased subsidiary operating expenses. Miscellaneous deductions for the twelve-month period also reflect an increase in charitable contributions to local organizations and increased fees related to the sale of customer accounts receivable.

      During the first quarter of 1996 we accrued tax credits of $3 million, or one-fourth of the total expected 1996 credits, related to affordable housing partnership investments and oil and gas investments. This is an increase of $2 million compared with the tax credits accrued during the first quarter of 1995. For the twelve-month period, total accrued tax credits increased by $5 million. Both periods also reflect the 1995 income tax expense related to the gain on the sale of railcars. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous deductions and income taxes.


INTEREST CHARGES

      The increase in long-term interest expense for the three-month period reflects an increase in the average outstanding balance of subsidiary debt. About one-half of this increase is related to investments in affordable housing partnerships. The tax benefits provided by these investments more than offset the related interest expense.

      The increase in long-term interest expense for the twelve-month period reflects an increase in the weighted-average interest rates and an increase in the average outstanding balance of long-term debt. The higher average level of outstanding debt is mainly due to subsidiary investments including affordable housing partnerships.


WOLF CREEK

      Wolf Creek is one of KCPL's principal generating units representing about 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 25% of annual mwh generation while operating, on average, above 80% of capacity over the last three years. It has the lowest fuel cost of any of KCPL's generating units. During 1994, the unit completed its seventh scheduled refueling and maintenance outage in only 47 days, a plant record.

      Wolf Creek's eighth scheduled refueling and maintenance outage began in early February 1996 and was completed in April 1996 (64 days). The incremental operating, maintenance and replacement power costs are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the accrual and related deferred tax asset are relieved. Although this outage was scheduled during the first quarter of 1996, it started one month early when the plant was shut-down to correct a water pump problem. This extended the length of the outage and is the primary reason for a $2 million increase in Wolf Creek related replacement power and maintenance expenses for the three-month period.

      Currently, no major equipment replacements are expected, but an extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

      Ownership and operation of a nuclear generating unit exposes KCPL to potential retrospective assessments and property losses in excess of insurance coverage.


CAPITAL REQUIREMENTS AND LIQUIDITY

      As of March 31, 1996, the liquid resources of KCPL included cash flows from operations, $98 million of registered but unissued medium-term notes, and $136 million of unused bank lines of credit.

      KCPL continues to generate positive cash flows from operating activities, although individual components of working capital will vary with normal business cycles and operations including the timing of receipts and payments. The fluctuations in deferred income taxes, investment tax credits and accrued taxes result mainly from the first quarter 1995 settlement of the Internal Revenue Service audit and the timing of the Wolf Creek refueling outage.

      During the twelve months ended March 31, 1996, KCPL's dividend payout ratio was 80%. Cash flows from operating activities were sufficient to cover dividend payments and utility construction expenditures. Day-to-day operations, utility construction requirements and dividends are expected to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

      During the first quarter of 1996, KLT issued about $12 million in long-term debt to finance an additional nonutility investment. In addition, KCPL repaid $9 million of short-term borrowings with cash from operating activities. Debt service requirements will be provided from operations, refinancings and/or short-term debt.


PART II - OTHER INFORMATION

Item 5.  Other Matters

I. AGREEMENT AND PLAN OF MERGER WITH UTILICOPR UNITED INC. - UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

      The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of Kansas City Power & Light Company (KCPL) and UtiliCorp United Inc. (UtiliCorp), including their respective subsidiaries, after giving effect to the Transaction. Further information concerning the Merger Agreement and proposed merger Transaction is included in Note 1 to the
Consolidated  Financial Statements in Part  I  of  this  report.   The
unaudited  pro forma combined balance sheet at March  31, 1996,  gives
effect  to  the Transaction as if it had occurred at March 31,  1996.   The
unaudited pro forma combined statements of income for each of the three months ended March 31, 1996, and 1995, give effect to the Transaction as if it had occurred at the beginning of those periods. These statements are prepared on a basis consistent with generally accepted accounting principles. In addition, the statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

      The  following pro forma financial information has been prepared
from,   and   should  be  read  in  connection  with,  the  historical
consolidated financial statements and related notes of KCPL and UtiliCorp. The following information is not necessarily indicative of the financial position or operating results that would have occurred had the Transaction been consummated on the date, or at the beginning of the periods, for which the Transaction is being given effect nor is it necessarily indicative of future operating results or financial position.


                            KC UNITED CORP.

         UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET

                            March 31, 1996

                              (thousands)



                                    UtiliCorp      KCPL       Pro Forma
                                       (as          (as       Combined
                                    reported)   reported)

Utility plant in service            $2,721,045   $3,399,478  $6,120,523
Accumulated depreciation             1,030,945    1,177,540   2,208,485
     Net utility plant in service    1,690,100    2,221,938   3,912,038
Construction work in progress and
  nuclear fuel, net                     63,952      140,560     204,512
     Total utility plant, net        1,754,052    2,362,498   4,116,550
Other property and investments       1,130,074      188,059   1,318,133
Current assets                         665,578      142,563     808,141
Deferred charges and other assets      337,260      183,331     520,591
     Total assets                   $3,886,964   $2,876,451  $6,763,415

Capitalization
Common stock and premium
 on common stock (Note 1)             $863,283     $449,697  $1,312,980
Retained earnings                      122,682      449,377     572,059
Other stockholders' equity             (1,022)      (1,714)     (2,736)
     Total common equity               984,943      897,360   1,882,303
Preferred and preference stock          25,356       90,276     115,632
(Note 4)
Company-obligated mandatorily
 redeemable preferred securities
 of partnership                        100,000            -     100,000
Long-term debt, net                  1,365,935      841,040   2,206,975
     Total capitalization            2,476,234    1,828,676   4,304,910
Current liabilities                    914,437      237,140   1,151,577
Deferred income taxes                  259,059      649,042     908,101
Other deferred liabilities             237,234      161,593     398,827
     Total capitalization and       $3,886,964   $2,876,451  $6,763,415
liabilities
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                           KC UNITED CORP

     UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

              For the Three Months Ended March 31, 1996

                 (thousands, except per share data)


                                   UtiliCorp      KCPL     Pro Forma
                                      (as         (as       Combined
                                   reported)   reported)

Operating revenues                 $1,084,434    $206,624  $1,291,058
Operating expenses                    996,468     158,267   1,154,735
  Operating income before
    income taxes                       87,966      48,357     136,323
Interest charges                       34,404      14,258      48,662
Other income, net                      11,409     (2,384)       9,025
  Income before income taxes           64,971      31,715      96,686
Income taxes                           27,659       7,192      34,851
  Net income                           37,312      24,523      61,835
Preference and preferred stock
  dividend requirements (Note 4)          513         957       1,470
Earnings available for
  common shares                       $36,799     $23,566     $60,365

Weighted average common shares
 outstanding (Note 1)
     - Primary                         46,233      61,902     112,573
     - Fully diluted (Note 5)          46,568      61,902     112,941
Earnings per share
     - Primary                          $0.80       $0.38       $0.54
     - Fully diluted (Note 5)           $0.79       $0.38       $0.53
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.




                           KC UNITED CORP

     UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

              For the Three Months Ended March 31, 1995

                 (thousands, except per share data)


                                   UtiliCorp      KCPL     Pro Forma
                                      (as         (as       Combined
                                   reported)   reported)

Operating revenues                   $726,303    $198,906    $925,209
Operating expenses                    644,818     157,846     802,664
  Operating income before
    income taxes                       81,485      41,060     122,545
Interest charges                       30,600      13,023      43,623
Other income, net                       3,389       6,803      10,192
  Income before income taxes           54,274      34,840      89,114
Income taxes                           22,108      11,953      34,061
  Net income                           32,166      22,887      55,053
Preference and preferred stock
  dividend requirements (Note 4)          513       1,026       1,539
Earnings available for
  common shares                       $31,653     $21,861     $53,514

Weighted average common shares
 outstanding (Note 1)
     - Primary                         44,743      61,902     110,940
     - Fully diluted (Note 5)          45,242      61,902     111,487
Earnings per share
     - Primary                          $0.71       $0.35       $0.48
     - Fully diluted (Note 5)           $0.70       $0.35       $0.48
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.



                           KC UNITED CORP

     UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENT OF INCOME

                 For the Three Months Ended March 31

                 (thousands, except per share data)


                                                            Increase
                                     1996        1995      (Decrease)

Operating revenues                 $1,291,058    $925,209    $365,849
Operating expenses                  1,154,735     802,664     352,071
  Operating income before
    income taxes                      136,323     122,545      13,778
Interest charges                       48,662      43,623       5,039
Other income, net                       9,025      10,192     (1,167)
  Income before income taxes           96,686      89,114       7,572
Income taxes                           34,851      34,061         790
  Net income                           61,835      55,053       6,782
Preference and preferred stock
  dividend requirements (Note 4)        1,470       1,539        (69)
Earnings available for
  common shares                       $60,365     $53,514      $6,851

Weighted average common shares
 outstanding (Note 1)
     - Primary                        112,573     110,940       1,633
     - Fully diluted (Note 5)         112,941     111,487       1,454
Earnings per share
     - Primary                          $0.54       $0.48       $0.06
     - Fully diluted (Note 5)           $0.54       $0.48       $0.06
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.


                            KC UNITED CORP.

 NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1. The pro forma combined financial statements reflect the conversion of each outstanding share of KCPL common stock into one share of KCU common stock outstanding and the conversion of each outstanding share of UtiliCorp common stock into 1.096 shares of KCU common stock, as provided in the Merger Agreement. The pro forma combined financial statements are presented as if the companies were combined during all periods included herein. No pro forma adjustments were necessary.

2. The allocation between KCPL and UtiliCorp and their customers of the about $600 million in net estimated cost savings over the ten-year period following the Merger, less transaction costs, will be subject to regulatory review and approval. Transaction costs, currently estimated to be about $30 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing), are being deferred for post-merger amortization in accordance with future regulatory approvals. As of March 31, 1996, $5.4 and $4.2 million in merger-related costs had been deferred by KCPL and UtiliCorp, respectively.

  The net estimated costs savings and transactions costs do not reflect certain other costs that could be incurred by KCU, such as increases or decreases in costs caused by the provisions of the employment agreements with Messrs. Jennings and Green, severance agreements with certain executives and the KCU Plans.

  The net estimated cost savings, transaction costs and certain other costs have not been reflected in the pro forma combined financial statements because of the inability to predict regulatory treatment or estimate the amount of such costs that would impact any one period.

3. Intercompany transactions (including purchased and exchanged power transactions) between KCPL and UtiliCorp during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate such transactions. All financial statement presentation and accounting policy differences are immaterial and have not been adjusted in the pro forma combined financial statements.

4. Prior to the consummation of the Merger, KCPL must redeem its cumulative preferred stock outstanding as provided in the Merger Agreement. Under the Merger Agreement, UtiliCorp must also redeem the UtiliCorp preferred stock outstanding if the effective time occurs on or after March 1, 1997. Because the basis of accounting for the merger is a pooling of interests, the effect of these redemptions is not required to be reflected in the pro forma combined financial statements. The only redemption premium is $755,000 applicable to the KCPL preferred stock. The continuing effect of these redemptions is anticipated to be immaterial.

5. The fully diluted earnings per common share was determined assuming UtiliCorp's outstanding convertible subordinated debentures were converted into UtiliCorp common stock at the beginning of the periods presented. In calculating fully diluted earnings per share, earnings available for common shares were adjusted to eliminate interest expense, net of tax.


II. CONDITIONAL HOSTILE BID BY WESTERN RESOURCES, INC.

See Note 2 to the Consolidated Financial Statements in Part I of this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

2. *Agreement and Plan of Merger dated as of January 19, 1996, by and among KCPL, UtiliCorp and KCU (Exhibit 2-1 to the Company's current report on Form 8-K dated January 24, 1996).

3(ii).    By-laws of the Company, as amended April 1, 1996.

27.       Financial Data Schedule (for the three months ended March 31,
          1996).

Report on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on January 24, 1996, with attached copy of the Agreement and Plan of Merger dated as of January 19, 1996, by and among KCPL, UtiliCorp and KCU.


*Previously filed with the Securities and Exchange Commission and incorporated herein by reference and made a part hereof. The exhibit number and document in which so filed, and incorporated herein by reference, is stated in parenthesis in the description of such exhibit.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KANSAS CITY POWER & LIGHT COMPANY

Dated:   May 10, 1996         /s/Drue Jennings
                                 (Drue Jennings)
                                 (Chief Executive Officer)

Dated:   May 10, 1996         /s/Neil Roadman
                                 (Neil Roadman)
                                 (Principal Accounting Officer)