Form 10-Q
period 1996-06-30
KANSAS CITY POWER & LIGHT CO
filed 1996-08-13
CIK 54476

Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                         ____________________________

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 9, 1996 was 61,902,083 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                       June 30     December 31
                                                        1996          1995
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,417,505    $3,388,538
 Less-accumulated depreciation                         1,194,321     1,156,115
    Net utility plant in service                       2,223,184     2,232,423
 Construction work in progress                            83,961        72,365
 Nuclear fuel, net of amortization of
   $74,136 and $81,452                                    50,120        54,673
    Total                                              2,357,265     2,359,461

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS               4,440         8,880

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      190,006       166,751

CURRENT ASSETS
 Cash and cash equivalents                                21,426        28,390
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,270 and $1,574              47,120        32,830
 Other receivables                                        26,706        31,838
 Fuel inventories, at average cost                        17,947        22,103
 Materials and supplies, at average cost                  46,100        47,175
 Deferred income taxes                                     1,569         5,947
 Other                                                     4,716         5,179
    Total                                                165,584       173,462

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           11,386        13,007
   KCC Wolf Creek carrying costs                           2,736         4,104
   Other                                                  19,749        21,231
 Other deferred charges                                   25,506        12,610
    Total                                                 59,377        50,952

    Total                                             $2,899,672    $2,882,506

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       451,980       449,966
 Capital stock premium and expense                        (1,714)       (1,725)
         Common stock equity                             899,963       897,938
Cumulative preferred stock                                89,000        89,000
Cumulative redeemable preferred stock                      1,276         1,436
Long-term debt                                           829,136       835,713
     Total                                            $1,819,375    $1,824,087
CURRENT LIABILITIES
 Notes payable to banks                                    8,000             0
 Commercial paper                                         61,000        19,000
 Current maturities of long-term debt                     56,591        73,803
 Accounts payable                                         52,600        52,506
 Accrued taxes                                            36,279        39,726
 Accrued interest                                         16,636        16,906
 Accrued payroll and vacations                            22,763        22,764
 Accrued refueling outage costs                            2,273        13,563
 Other                                                    11,201        11,787
     Total                                               267,343       250,055

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   651,365       648,374
 Deferred investment tax credits                          69,221        71,270
 Other                                                    92,368        88,720
    Total                                                812,954       808,364

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,899,672    $2,882,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          June 30                      June 30                      June 30
                                     1996         1995            1996         1995            1996         1995
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 226,205    $ 205,305       $ 432,829    $ 404,211       $ 914,573    $ 850,080

OPERATING EXPENSES
 Operation
   Fuel                               36,096       33,045          66,869       67,764         138,476      129,530
   Purchased power                    12,540        7,586          26,525       14,318          50,990       33,700
   Other                              45,519       49,039          89,018       93,484         174,133      180,775
 Maintenance                          19,409       22,500          37,438       43,178          72,699       76,716
 Depreciation                         24,861       24,215          49,577       48,354          98,448       95,933
 Taxes
   Income                             18,927       11,923          32,340       23,540          85,862       71,220
   General                            23,451       22,681          47,812       46,538          98,095       95,653
 Deferred Wolf Creek costs
   amortization                        2,904        3,275           5,808        6,551          11,864       13,102
    Total                            183,707      174,264         355,387      343,727         730,567      696,629

OPERATING INCOME                      42,498       31,041          77,442       60,484         184,006      153,451

OTHER INCOME
 Allowance for equity funds
  used during construction               457          505           1,117          740           2,656        1,715
 Miscellaneous income                  1,948          814           2,689        9,055           2,257       10,473
 Miscellaneous deductions            (10,928)      (4,271)        (14,713)      (5,944)        (19,870)      (9,636)
 Income taxes                          8,245        4,110          14,466        3,774          20,951        6,943
    Total                               (278)       1,158           3,559        7,625           5,994        9,495


INCOME BEFORE INTEREST CHARGES        42,220       32,199          81,001       68,109         190,000      162,946

INTEREST CHARGES
 Long-term debt                       13,205       12,890          26,629       25,223          53,590       48,418
 Short-term debt                         496          471             614        1,091             712        1,525
 Miscellaneous                         1,386          639           2,492        1,257           4,347        3,066
 Allowance for borrowed funds
  used during construction              (541)        (497)           (931)      (1,045)         (1,849)      (1,754)
    Total                             14,546       13,503          28,804       26,526          56,800       51,255

PERIOD RESULTS
 Net income                           27,674       18,696          52,197       41,583         133,200      111,691
 Preferred stock
  dividend requirements                  935        1,022           1,892        2,048           3,855        3,863
 Earnings available for
  common stock                        26,739       17,674          50,305       39,535         129,345      107,828

Average number of common
 shares outstanding                   61,902       61,902          61,902       61,902          61,902       61,902
Earnings per common share              $0.43        $0.29           $0.81        $0.64           $2.09        $1.74
Cash dividends per
 common share                          $0.39        $0.38           $0.78        $0.76           $1.56        $1.52
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1996      1995       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 52,197  $ 41,583   $133,200  $111,691
 Adjustments to reconcile net income
  to net cash from operating
    activities:
 Depreciation                            49,577    48,354     98,448    95,933
 Amortization of:
  Nuclear fuel                            5,689     7,142     13,226    11,853
  Deferred Wolf Creek costs               5,808     6,551     11,864    13,102
  Other                                   2,762     4,065      6,849     8,537
 Deferred income taxes (net)              7,369    (5,782)     9,883    10,735
 Deferred investment tax credit
   amortization and reversals            (2,049)   (9,438)    (4,181)  (11,610)
 Deferred merger costs                  (11,718)        0    (11,718)        0
 Allowance for equity funds used
   during construction                   (1,117)     (740)    (2,656)   (1,715)
 Cash flows affected by changes in:
  Receivables                            (9,158)    3,592    (30,301)   17,876
  Fuel inventories                        4,156    (2,744)     1,367    (4,430)
  Materials and supplies                  1,075      (667)      (480)     (590)
  Accounts payable                           94   (35,164)    14,278    (3,968)
  Accrued taxes                          (3,447)   30,335    (18,740)   20,385
  Accrued interest                         (270)      838      3,589     1,288
  Wolf Creek refueling outage
    accrual                             (11,290)    6,027     (5,874)   (5,340)
 Pension and postretirement benefit
     obligations                            929       651     (3,898)    2,280
 Other operating activities               4,642    (3,269)    12,236    (7,745)
  Net cash from operating
   activites                             95,249    91,334    227,092   258,282

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (52,734)  (52,046)  (134,758) (114,558)
 Allowance for borrowed funds used
   during construction                     (931)   (1,045)    (1,849)   (1,754)
 Purchases of investments               (11,166)  (23,098)   (44,827)  (68,011)
 Purchases of nonutility property        (9,558)        0     (9,558)        0
 Other investing activities              (3,489)    3,636      1,921     4,868
  Net cash used in investing
   activities                           (77,878)  (72,553)  (189,071) (179,455)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              20,441    82,382     49,114   167,220
 Repayment of long-term debt            (44,230)  (33,419)   (44,239)  (86,419)
 Net change in short-term borrowings     50,000   (18,000)    55,000   (48,000)
 Dividends paid                         (50,183)  (49,101)  (100,440)  (97,912)
 Other financing activities                (363)      441      2,669        77
  Net cash used in financing
   activities                           (24,335)  (17,697)   (37,896)  (65,034)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                          (6,964)    1,084        125    13,793

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            28,390    20,217     21,301     7,508

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $21,426   $21,301    $21,426   $21,301

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)    $28,306   $24,885    $51,621   $47,945
Income taxes                            $27,588   $13,649    $80,992   $44,226

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1996      1995       1996      1995


Beginning balance                      $449,966  $426,738   $419,220  $405,441

Net income                               52,197    41,583    133,200   111,691
                                        502,163   468,321    552,420   517,132
Dividends declared                       50,183    49,101    100,440    97,912

Ending balance                         $451,980  $419,220   $451,980  $419,220

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

1.             AGREEMENT AND PLAN OF MERGER WITH UTILICORP UNITED INC.

      KCPL and UtiliCorp United Inc. (UtiliCorp) have entered into an Amended and Restated Agreement and Plan of Merger dated as of May 20, 1996 (The Amended Merger Agreement) to provide a strategic business combination of KCPL and UtiliCorp (the Transaction). Under this agreement, a new KCPL subsidiary (Sub) will be created and merged into UtiliCorp. UtiliCorp will then merge with KCPL to form the combined company. As part of the Transaction, the combined company will change its name to Maxim Energies, Inc. (Maxim).

      Upon the merger of UtiliCorp and Sub, UtiliCorp shareholders will be entitled to receive one share of KCPL common stock for each share of UtiliCorp common stock. KCPL shareholders will continue to hold their existing shares of KCPL common stock. After the combined company changes its name to Maxim, all outstanding KCPL shares will constitute all of the outstanding shares of Maxim. Based on the capitalization of KCPL and UtiliCorp on the date of The Amended Merger Agreement, KCPL shareholders will hold approximately 57% of the common stock of Maxim and the UtiliCorp shareholders will hold approximately 43%. The Amended Merger Agreement also includes a provision for KCPL to call for redemption, before the completion of the merger of UtiliCorp and Sub, all of its outstanding shares of preferred stock at the applicable redemption prices, together with all dividends accrued and unpaid through the applicable redemption dates.

      The Transaction is designed to qualify as a pooling of interests for accounting and financial reporting purposes. Under this method, the recorded assets and liabilities of KCPL and UtiliCorp will be carried forward to the consolidated balance sheet of Maxim at their recorded amounts. The income of Maxim will include the combined income of KCPL and UtiliCorp as though the Transaction occurred at the beginning of the accounting period. Prior period financial statements will be combined and presented as those of Maxim.

      The  Transaction will create a diversified energy company  serving  about
2.5 million customers in the United States, Canada, the United Kingdom, New Zealand, Australia, China and Jamaica. The business of the combined companies will consist of electric utility operations, gas utility operations and various nonutility enterprises including independent power projects, and gas marketing, gathering and processing operations. See Part II, Item 5 for the pro forma combined condensed financial statements of Maxim.

      The Special Meeting of KCPL shareholders to consider and vote on the issuance of up to 54 million shares of KCPL common stock to be issued in the mergers is scheduled for August 16, 1996. The number of affirmative votes necessary to complete the Transaction is discussed in Part II - Legal Proceedings.

     The mergers are also subject to approval by UtiliCorp's shareholders and a number of regulatory authorities. The special meeting of UtiliCorp shareholders is scheduled for August 14, 1996. The regulatory approval process is expected to be completed by the second quarter of 1997.

      KCPL and UtiliCorp have recommended that the board of directors set the initial annualized dividend rate at $1.85 per common share upon completion of the Transaction.

      The Amended Merger Agreement includes termination provisions which may require certain payments, up to $58 million, to the other party to the Transaction under certain circumstances, including a payment of $58 million if the Transaction is terminated by a party and within two and one-half years following such termination, the terminating party agrees to consummate or consummates certain business combination transactions with a third party.

      Through the second quarter of 1996, $12 million of merger-related costs had been deferred by KCPL for post-merger amortization in accordance with future regulatory approval.

2.             CONDITIONAL HOSTILE BID BY WESTERN RESOURCES, INC.

      Western Resources, Inc. (Western Resources) has delivered an unsolicited proposal to KCPL's Board of Directors (the Western Resources Proposal). In the proposal, Western Resources would acquire all of the outstanding shares of KCPL common stock in a stock-for-stock transaction contingent on their ability to achieve numerous conditions. This proposal calls for an exchange of each share of KCPL common stock for Western Resources common stock valued at $31.00, subject to a "collar" limiting the amount of Western Resources common stock that holders of KCPL common stock would receive to no more than 1.1 shares, and no less than 0.933 shares, of Western Resources common stock for each share of KCPL common stock. After careful consideration of the Western Resources Proposal, it was rejected by KCPL's Board of Directors, who determined that it is not in the best interests of KCPL, its shareholders, employees or customers. The KCPL Board has reaffirmed its approval of the merger with UtiliCorp.

      In July, Western Resources' commenced its exchange offer for KCPL common stock. Western Resources' proposed exchange offer is still subject to numerous conditions, including the tender of at least 90% of the outstanding shares of KCPL common stock, the availability of pooling of interests accounting, obtaining shareholder and regulatory approvals, and complying with certain laws that may prohibit the proposed transaction. The KCPL Board has recommended that KCPL shareholders reject Western Resources' exchange offer and not tender their shares.

      Through June 30, about $5 million in costs to defend against this unsolicited proposal, including costs to explain to KCPL shareholders why the Board of Directors rejected this offer, were expensed.

3.             MISSOURI STIPULATION AND AGREEMENT

      During July 1996, KCPL and the Missouri Public Service Commission entered into a stipulation and agreement to implement new pricing structures for our Missouri customers, reduce Missouri annual electric revenues, and increase depreciation and amortization expense.

      The revenue reduction will take place in two phases. In the first phase, beginning in July 1996, new pricing structures will increase revenues during the summer months to more closely follow our increased costs of generating electricity, but decrease revenues during the winter months. This will result in an overall revenue reduction from commercial and industrial customers of $9 million per year. In addition, depreciation and amortization expense will increase a total of $9 million per year.

      The second phase, scheduled to take effect between January 1 and May 1, 1997, will reduce Missouri residential, commercial and industrial revenues by an additional $11 million per year.

4.             CAPITALIZATION

      KLT Inc., a wholly-owned subsidiary of KCPL, amended its long-term revolving line of credit agreement. The agreement was revised to extend the maturity date to 1999 and increase the amount of credit available to $150 million. The other significant terms of the agreement were not changed. As of June 30, 1996, $38 million had been borrowed against this line. Through August 9, 1996, KLT had borrowed an additional $3 million against the line.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

      As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We're improving the efficiency of KCPL's core utility operations and creating growth through its unregulated subsidiary. As competition presents new opportunities, we will also consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring wholesale and retail businesses. See Note 1 to the Consolidated Financial Statements regarding the Agreement and Plan of Merger with UtiliCorp United and Note 2 regarding the hostile takeover attempt by Western Resources.

      Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). KCPL, already active in the wholesale wheeling market, was one of the first utilities to receive FERC's approval of an open-access tariff for wholesale wheeling transactions. In April 1996, FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. KCPL has made the necessary filings to comply with additional terms required by the April order.

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


NONREGULATED OPPORTUNITIES

      In 1992 we formed KLT Inc., a wholly-owned subsidiary to pursue nonregulated, mainly energy-related business ventures designed to supplement the growth from the electric utility operations. We had a total equity investment in KLT of $48 million as of June 30, 1996, and expect that investment to grow to about $165 million within the next five years. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners.

      KLT has grown steadily since inception. Consolidated assets at June 30, 1996, totaled $179 million. KLT's existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, and affordable housing limited partnerships. Within the next five years, we expect total subsidiary assets to exceed $500 million, generated through the $165 million of equity investment, subsidiary retained earnings and borrowings.


RESULTS OF OPERATIONS

EARNINGS OVERVIEW
                        Earnings Per Share (EPS)
                       For the Periods Ended June
                                   30

                        1996      1995    Increase
Three months ended     $0.43     $0.29      48%
Six months ended       $0.81     $0.64      27%
Twelve months ended    $2.09     $1.74      20%

      Compared with 1995 quarter, EPS for the 1996 quarter increased mainly due to improved weather and load growth, which consists of increases in usage per customer as well as the number of customers. The quarter also reflects a $0.05 per share charge incurred to defend against Western Resources' hostile takeover bid (see Note 2 to the Financial Statements, Conditional Hostile Bid By Western Resources, Inc.). The 1995 quarter includes a number of one-time costs totaling about $0.06 per share.

      Compared with the 1995 periods, EPS for the 1996 six- and twelve-month periods also increased due to the items mentioned above. However, the same 1995 periods include a gain on the sale of railcars of $0.08 per share, which was reduced to $0.05 per share in the third quarter of 1995.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                     Periods ended June 30, 1996 versus June 30,
                                         1995
                    Three Months      Six Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential        15 %    $  8     13 %    $ 14     14 %     $ 36
 Commercial         11 %       8      8 %      13      7 %       23
 Industrial          7 %       3      5 %       4      2 %        6
 Other              (5)%       -     (5)%       -     (6)%        -
   Total Retail     11 %      19      9 %      31      8 %       65
Sales for Resale:
 Bulk Power Sales    2 %       2    (14)%      (2)    (9)%      (5)
 Other              21 %       -     13 %       -     11 %        -
   Total                      21               29                60
 Other revenues                -                -                 4
   Total Operating
      Revenues             $  21             $ 29              $ 64

      Effective in July 1996, we implemented new pricing structures for our Missouri customers. The new pricing structures will increase revenues during the summer months to more closely follow our increased costs of generating electricity, but decrease revenues during the winter months. This will result in an overall revenue reduction from commercial and industrial customers of $9 million per year. In addition, depreciation and amortization expense will increase a total of $9 million per year. The second phase of this stipulation, scheduled to take effect between January 1 and May 1, 1997, will further reduce Missouri residential, commercial and industrial revenues by $11 million per year.

      During April and May of 1995, the classification of about 600 net commercial customers was changed to industrial to more appropriately reflect their business operations. This change results in the reclassification of about $680,000 (10,300 mwh sales) from commercial to industrial in each subsequent month. Prior periods have not been restated.

      Continued load growth and more favorable weather boosted retail mwh sales and revenues during all periods. Seasonal revenues also resulted in increased customer accounts receivable versus December 31, 1995.

       KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are now in place for a large portion of KCPL's industrial sales and more contracts are under negotiation. Overall, these contracts tend to reduce the average mwh price of industrial sales. Although the twelve months ended June 30, 1996, reflects more long-term contracts, the revenue reduction was offset by the customer reclassification discussed above.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Wolf Creek Generating Station's (Wolf Creek) spring 1996 refueling outage (see Wolf Creek section) contributed to lower bulk power sales during the six and twelve months ended June 30, 1996. A combination of conditions in 1994 allowed KCPL to benefit from record bulk power sales in that year, boosting bulk power sales for the 1995 twelve-month period.

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


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses increased 20%, or $8 million, during the 1996 three-month period compared with the same 1995 period. This is mainly due to a 9% increase in total mwh sales (the total of Retail Sales and Sales for Resale). The 1996 period also reflects additional capacity purchase contracts. These contracts provide a cost-effective alternative to constructing new capacity.

      Combined fuel and purchased power expenses increased 14%, or $11 million, during the 1996 six-month period compared with the same 1995 period. This increase is due, in part, to a 2% increase in total mwh sales and increased capacity purchases. The 1996 period also reflects increased replacement power expense for Wolf Creek's spring 1996 refueling outage, which began one month early and lasted 19 days longer than planned (see Wolf Creek section).

      Combined fuel and purchased power expenses increased 16%, or $26 million, during the 1996 twelve-month period compared with the same 1995 period. This increase is partly due to increased capacity purchases and a 3% increase in total mwh sales. In addition, actual replacement power expenses incurred for Wolf Creek's extended 1996 outage were $2 million more than originally accrued. In contrast, the 1995 period reflects Wolf Creek's 1994 record-short outage. Actual replacement power expenses incurred during that outage were about $2 million less than originally accrued. See Wolf Creek section.

     The 1996 twelve-month period also reflects the effects of a July 1995 fire that forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the generation at higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance, but uninsured, incremental fuel and purchased power costs were about $4 million.

      All 1996 periods reflect increased system average fuel prices. While nuclear fuel costs remain much less than the price of coal, the cost of nuclear fuel increased about 10% during the twelve-month period. Nuclear fuel costs averaged 50% of the price of coal during the current twelve months compared with 44% during the prior twelve-month period. We expect this relationship to steadily increase to around 55% to 60% by 1998 and remain in that range through the year 2000. Coal continues to account for about 75% of generation and nuclear fuel about 25%.

      The average cost of coal burned decreased from prior periods. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect to maintain coal costs at or below 1995 levels through the year 2000.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined operations and maintenance expense for the 1996 periods reflect savings realized from Wolf Creek's 1995 and our 1994 voluntary early retirement program. The timing of our normal maintenance program also resulted in changes in maintenance expense between periods. In addition, the 1995 periods reflect several one-time costs totaling about $6 million. These include repairs of the June 1995 storm damage, an extended coal plant maintenance outage and our share of Wolf Creek's voluntary early retirement program costs.

      We continue to emphasize new technologies, improved methods and cost control. We are changing processes to provide increased efficiencies and improved operations. Through the use of CellNet, a wireless data network, most of our customer meters will be automatically read by the end of 1996. Our CellNet-designed network is the largest existing fixed-point, two-way wireless network in the world. Using this network, we can provide an expanded line of products and services to customers in most of our service area. These types of changes have allowed us to assimilate work performed by those who elected to take part in the early retirement program.


OTHER INCOME

     Miscellaneous Income
     The six and twelve months ended June 30, 1995, include an $8 million gain from the sale of steel railcars, which were replaced by leased aluminum cars. Aluminum cars are lighter-weight and offer more coal capacity per car, contributing to lower delivered coal prices. The twelve months ended June 30, 1996, includes an adjustment to reduce this gain to $5 million. The adjustment was based on a re-calculation of the cars' net cost. The 1996 twelve-month period also reflects increased interest and dividend income due to subsidiary investments.

     Miscellaneous Deductions
     All 1996 periods reflect increased subsidiary operating expenses and the $5 million incurred to defend against Western Resources' hostile takeover offer (see Note 2 to the Financial Statements, Conditional Hostile Bid By Western Resources, Inc.).

     Income Taxes
     During the first six months of 1996, we accrued tax credits of $6 million, or one-half, of the total expected 1996 credits related to KLT's affordable housing partnership investments. During the first six months of 1995, we accrued tax credits of $2 million. Accrued tax credits for the twelve months ended June 30, 1996, increased $6 million compared with the same 1995 period. The 1995 six- and twelve-month periods also reflect the 1995 income tax expense related to the gain on the sale of railcars. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous deductions and income taxes.

INTEREST CHARGES

      Long-term interest expense for the 1996 six- and twelve-month periods increased compared with the same 1995 periods mainly due to increases in subsidiary debt. These borrowings were used to make additional subsidiary investments, including affordable housing limited partnerships. The affordable housing partnerships provide tax benefits that more than offset the related interest expense. Interest expense for the 1996 twelve-month period also reflects slightly higher weighted-average interest rates compared with the same 1995 period.

WOLF CREEK

     Wolf Creek, one of KCPL's principal generating units, represents about 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 25% of annual mwh generation while operating, on average, above 80% of capacity over the last three years. It has the lowest fuel cost of any of KCPL's generating units. The Utility Data Institute, an industry database, ranked Wolf Creek as the third-most economical nuclear plant in the nation, based on 1995 production costs per net mwh generated.

      During 1994, Wolf Creek completed its seventh scheduled refueling and maintenance outage in only 47 days, a plant record. Its eighth scheduled refueling and maintenance outage began in early February 1996 and was completed in April 1996 (64 days). The incremental operating, maintenance and replacement power costs are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. This outage started one month early when the plant was shut-down after water flow from the cooling lake was restricted by ice buildup on an intake screen. This extended the length of the outage and is the primary reason for the increase in Wolf Creek related replacement power and maintenance expenses for the 1996 six- and twelve-month periods when compared with the same 1995 periods.

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


CAPITAL REQUIREMENTS AND LIQUIDITY

      As of June 30, 1996, KCPL's liquid resources included cash flows from operations, $98 million of registered but unissued medium-term notes and $243 million of unused bank lines of credit. The unused lines consist of KCPL's short-term bank lines of credit of $131 million and KLT's long-term revolving line of credit of $112 million.

      KCPL continues to generate positive cash flows from operating activities, although individual components of working capital will vary with normal business cycles and operations including the timing of receipts and payments. The fluctuations in deferred income taxes, investment tax credits and accrued taxes mainly result from the first quarter 1995 settlement of the Internal Revenue Service audit and the timing of the Wolf Creek refueling outage.

     During the twelve months ended June 30, 1996, KCPL's dividend payout ratio was 75%. We expect day-to-day operations, utility construction requirements
and  dividends  to  be  met  with  internally-generated  funds.   Uncertainties
affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

    Through the first six months of 1996, KLT issued about $15 million in long-term debt to finance nonutility investments. KCPL's short-term borrowings increased during this period mainly to repay maturing medium-term notes and make quarterly income tax payments. Debt service requirements will be provided from operations, refinancings and/or short-term debt.




PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      On May 20, 1996, KCPL commenced litigation captioned Kansas City Power & Light Co. v. Western Resources, Inc., et al., C.A. No. 96-0552-CV-W-5 in the United States District Court for the Western District of Missouri, Western Division (District Court), against Western Resources, Inc. (Western Resources) and Robert L. Rives (Rives). KCPL sought a declaratory judgment that the Amended and Restated Agreement and Plan of Merger by and among KCPL, KC Merger Sub, Inc., UtiliCorp and KC United Corp., dated as of January 19, 1996, as amended and restated as of May 20, 1996 (Amended Merger Agreement), and the transactions contemplated thereby (collectively, the Transaction) were in accordance with Missouri law and were not void, voidable, nor subject to injunction or rescission based upon any claim that KCPL's directors, officers or agents acted illegally or inequitably in adopting the Amended
Merger Agreement. On May 24, 1996, Jack R. Manson (Manson), a shareholder of KCPL, filed a motion to intervene in the above action as a representative of a class consisting of similarly situated KCPL shareholders. On June 7, 1996, this motion to intervene was granted. Manson filed counterclaims against KCPL and each of its directors alleging that KCPL and its directors breached their fiduciary duties; that their actions in adopting the Amended Merger Agreement were illegal and ultra vires; that the adoption of the Amended Merger Agreement illegally deprived KCPL shareholders of voting and appraisal rights under Missouri law; and that the adoption of the Amended Merger Agreement was a disproportionate response to Western Resources' acquisition offer.

      On June 7, 1996, Western Resources and Rives answered the complaint and asserted two counterclaims against KCPL, alleging that the Amended Merger Agreement was illegal under Missouri law because it did not require approval of two-thirds of all outstanding KCPL shares and did not provide dissenters' rights to KCPL shareholders, and that the directors of KCPL breached their fiduciary duties by adopting the Amended Merger Agreement.

     On July 25 and 26, 1996, the District Court heard evidence and argument on the issues of the legality of the Amended Merger Agreement and its adoption. On August 2, 1996, the District Court ruled that although the transactions contemplated by the Amended Merger Agreement were legally valid and authorized under Missouri law, their use in conjunction results in a merger between KCPL and UtiliCorp, rendering applicable the Missouri statute requiring approval of certain mergers by two-thirds of the outstanding shares of the merging corporation's stock. As a consequence of the District Court's decision, KCPL shareholders could be entitled to dissenters' rights of appraisal in connection with the UtiliCorp merger.

      KCPL believes the District Court's conclusion that Missouri law requires the Transaction be approved by two-thirds of KCPL's outstanding shares is erroneous, and KCPL continues to believe the only shareholder vote required in connection with the Transaction is the approval of the issuance of KCPL shares pursuant to the Amended Merger Agreement (Share Issuance) by the affirmative vote of the holders of a majority of KCPL shares voting at a meeting at which a quorum is present, as required by the rules of the New York Stock Exchange. The District Court indicated on August 5, 1996 that it would consider entering an order that would permit immediate appeal of its August 2, 1996 ruling to the United States Court of Appeals for the Eighth Circuit (Court of Appeals), after the Special Meeting of Shareholders (Special Meeting) scheduled for August 16, 1996 is held. Assuming a majority of the KCPL shares voting at the Special Meeting approve the Share Issuance, KCPL intends to seek immediate leave of the District Court to pursue an expedited appeal to the Court of Appeals.

     There can be no assurance that an appeal will proceed or as to the timing or the outcome thereof. If a majority of the shares voting at the Special Meeting approve the Share Issuance and the District Court permits KCPL's appeal of the District Court's August 2, 1996 ruling to the Court of Appeals, there may be an extended period of time before the Court of Appeals renders a decision. Should the District Court's August 2, 1996 order remain in effect, the vote at the Special Meeting will not be used by KCPL to implement the KCPL/UtiliCorp merger irrespective of the vote obtained.


Item 4.  Submission of Matters to a Vote of Security Holders.

      The  Company  held its Annual Meeting on May 22,  1996.   The
following directors were elected by cumulative voting to hold office until the next Annual Meeting of Shareholders in 1997:

                                                 Abstentions
                                             (Withheld Authority)
                              Votes Cast       to Vote for All
                                 For              Directors
                              __________          __________

     David L. Bodde           40,265,518          11,344,089
     William H. Clark         40,248,956          11,360,651
     Robert J. Dineen         40,275,255          11,344,352
     Arthur J. Doyle          40,199,659          11,409,948
     W. Thomas Grant II       40,252,416          11,357,191
     A. Drue Jennings         40,261,653          11,347,954
     George E. Nettels, Jr.   40,281,818          11,327,789
     Linda Hood Talbott       40,253,368          11,356,239
     Robert H. West           40,280,738          11,328,869

      The appointment of Coopers & Lybrand L.L.P. as independent auditors was also ratified by the following vote:

                    For             41,897,989
                    Against          1,076,139
                    Abstentions      8,246,887



Item 5.  Other Matters

AGREEMENT AND PLAN OF MERGER WITH UTILICORP UNITED INC. - UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL INFORMATION

      The following unaudited pro forma financial information combines the historical consolidated balance sheets and statements of income of Kansas City Power & Light Company (KCPL) and UtiliCorp United Inc. (UtiliCorp), including their respective subsidiaries, after giving effect to the Transaction. Further information concerning The Amended Merger Agreement and proposed merger Transaction is included in Note 1 to the Consolidated Financial Statements in
Part I of this report. The unaudited pro forma combined balance sheet at June 30, 1996, gives effect to the Transaction as if it had occurred at June 30, 1996. The unaudited pro forma combined statements of income for the three and six months ended June 30, 1996, and 1995, give effect to the Transaction as if it had occurred at the beginning of those periods. These statements are prepared on a basis consistent with generally accepted accounting principles. In addition, the statements are prepared on the basis of accounting for the Transaction as a pooling of interests and are based on the assumptions set forth in the notes thereto.

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


MAXIM ENERGIES, INC.
UNAUDITED PRO FORMA COMBINED CONDENSED BALANCE SHEET
June 30, 1996
(thousands)


                                              UtiliCorp          KCPL         Pro Forma
                                            (as reported)   (as reported)      Combined

Utility plant in service                    $  2,722,991    $  3,417,505    $6,140,496
Accumulated depreciation                       1,046,647       1,194,321     2,240,968
     Net utility plant in service              1,676,344       2,223,184     3,899,528
Construction work in progress and
  nuclear fuel, net                               80,193         134,081       214,274
     Total utility plant, net                  1,756,537       2,357,265     4,113,802
Other property and investments                 1,180,457         190,006     1,370,463
Current assets                                   611,716         165,584       777,300
Deferred charges and other assets                366,352         186,817       553,169
     Total assets                           $  3,915,062    $  2,899,672    $6,814,734

Capitalization:
Common stock and premium on
  common stock (Note 1)                     $    873,711    $    449,697    $1,323,408
Retained earnings                                128,042         451,980       580,022
Other stockholders' equity                        (7,735)         (1,714)       (9,449)
     Total common equity                         994,018         899,963     1,893,981
Preferred and preference stock (Note 4)           25,356          90,276       115,632
Company-obligated mandatorily
 redeemable preferred securities
 of partnership                                  100,000               -       100,000
Long-term debt, net                            1,380,495         829,136     2,209,631
     Total capitalization                      2,499,869       1,819,375     4,319,244
Current liabilities                              902,133         267,343     1,169,476
Deferred income taxes                            269,082         651,365       920,447
Other deferred liabilities                       243,978         161,589       405,567
     Total capitalization and liabilities   $  3,915,062    $  2,899,672    $6,814,734
<F1>
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.

 MAXIM ENERGIES, INC.
 UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
 For the Quarters Ended June 30
 (thousands, except per share data)


                                      1996                                       1995
                                   UtiliCorp        KCPL       Pro Forma      UtiliCorp        KCPL       Pro Forma      Increase
                                  (as reported) (as reported)   Combined     (as reported) (as reported)   Combined     (decrease)

Operating revenues                $764,997      $226,205      $991,202       $600,766      $205,305      $806,071      $ 185,131
Operating expenses                 729,814       164,780       894,594        565,812       162,341       728,153        166,441
  Operating income before
    income taxes                    35,183        61,425        96,608         34,954        42,964        77,918         18,690
Interest charges                    37,957        14,546        52,503         33,003        13,503        46,506          5,997
Other income (deductions), net      49,635        (8,523)       41,112          7,911        (2,952)        4,959         36,153
  Income before income taxes        46,861        38,356        85,217          9,862        26,509        36,371         48,846
Income taxes                        20,540        10,682        31,222          2,627         7,813        10,440         20,782
  Net income                        26,321        27,674        53,995          7,235        18,696        25,931         28,064
Preference and preferred stock
  dividend requirements (Note 4)       512           935         1,447            512         1,022         1,534            (87)
Earnings available for
  common shares                   $ 25,809      $ 26,739      $ 52,548       $  6,723      $ 17,674      $ 24,397      $  28,151

Weighted average common
 shares outstanding (Note 1)
     - Primary                      46,701        61,902       108,603         45,052        61,902       106,954          1,649
     - Fully diluted (Note 5)       47,025        61,902       108,927         45,548        61,902       107,450          1,477
Earnings per share
      - Primary                   $   0.55      $   0.43      $   0.48       $   0.15      $   0.29      $   0.23      $    0.25
      - Fully diluted (Note 5)    $   0.55      $   0.43      $   0.48       $   0.15      $   0.29      $   0.23      $    0.25
<F1>
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.




MAXIM ENERGIES, INC.
UNAUDITED PRO FORMA COMBINED CONDENSED STATEMENTS OF INCOME
For the Six Months Ended June 30
(thousands, except per share data)



                                   1996           1996           1996          1995             1995          1995
                                 UtiliCorp        KCPL         Pro Forma     UtiliCorp          KCPL       Pro Forma    Increase
                               (as reported)  (as reported)    Combined     (as reported)   (as reported)   Combined   (decrease)

Operating revenues              $ 1,849,431    $   432,829      2,282,260     $ 1,327,069      $ 404,211    $1,731,280  $ 550,980
Operating expenses                1,727,333        323,047      2,050,380       1,210,630        320,187     1,530,817    519,563
  Operating income before
    income taxes                    122,098        109,782        231,880         116,439         84,024       200,463     31,417
Interest charges                     72,873         28,804        101,677          63,885         26,526        90,411     11,266
Other income (deductions), net       62,607        (10,907)        51,700          11,582          3,851        15,433     36,267
  Income before income taxes        111,832         70,071        181,903          64,136         61,349       125,485     56,418
Income taxes                         48,199         17,874         66,073          24,735         19,766        44,501     21,572
  Net income                         63,633         52,197        115,830          39,401         41,583        80,984     34,846
Preference and preferred stock
  dividend requirements (Note 4)      1,025          1,892          2,917           1,025          2,048         3,073       (156)
Earnings available for
  common shares                 $    62,608    $    50,305      $ 112,913     $    38,376      $  39,535     $  77,911  $  35,002

Weighted average common shares
 outstanding (Note 1)
     - Primary                       46,467         61,902        108,369          44,928         61,902       106,830      1,539
     - Fully diluted (Note 5)        46,796         61,902        108,698          45,426         61,902       107,328      1,370
Earnings per share
      - Primary                 $      1.35    $      0.81      $    1.04     $      0.85      $    0.64     $    0.73  $    0.31
      - Fully diluted (Note 5)  $      1.34    $      0.81      $    1.04     $      0.85      $    0.64     $    0.73  $    0.31
<F1>
See accompanying Notes to Unaudited Pro Forma Combined Condensed Financial Statements.





                             MAXIM ENERGIES, INC.

     NOTES TO UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

1.    The  pro  forma  combined financial statements are presented  as  if  the
  companies  were combined during all periods included herein.   No  pro  forma
  adjustments were necessary.

2. The allocation between KCPL and UtiliCorp and their customers of the about $600 million in net estimated cost savings over the ten-year period following the Transaction, less transaction costs, will be subject to regulatory review and approval. Transaction costs, currently estimated to be about $40 million (including fees for financial advisors, attorneys, accountants, consultants, filings and printing), are being deferred for post-merger amortization in accordance with future regulatory approval. As of June 30, 1996, $12 and $9 million in merger-related costs had been deferred by KCPL and UtiliCorp, respectively.

  The net estimated costs savings and transactions costs do not reflect certain other costs that could be incurred by Maxim, such as increases or decreases in costs caused by the provisions of the employment agreements with Messrs. Jennings and Green, severance agreements with certain executives and the Maxim management incentive compensation plans.

  The net estimated cost savings, transaction costs and certain other costs have not been reflected in the pro forma combined financial statements because of the inability to predict regulatory treatment or estimate the amount of such costs that would impact any one period.

3. Intercompany transactions (including purchased and exchanged power transactions) between KCPL and UtiliCorp during the periods presented were not material and, accordingly, no pro forma adjustments were made to eliminate the
transactions.   All  financial statement presentation and  accounting  policy differences are immaterial and have not been adjusted in the pro forma combined financial statements.

4. Prior to the consummation of the Transaction, KCPL and UtiliCorp must redeem their preferred stock outstanding as provided in the Merger Agreement. Because the basis of accounting for the merger is a pooling of interests, the effect of these redemptions is not required to be reflected in the pro forma combined financial statements. The only redemption premium, as of December 31, 1995, is $755,000 applicable to the KCPL preferred stock. The on-going effect of these redemptions is expected to be immaterial.

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


CONDITIONAL HOSTILE BID BY WESTERN RESOURCES, INC.

See Note 2 to the Consolidated Financial Statements in Part I of this report.




Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS

27.  Financial Data Schedule (for the six months ended June 30, 1996).

REPORTS ON FORM 8-K

      A Report on Form 8-K was filed with the Securities and Exchange Commission on May 22, 1996, with attached copy of a press release announcing Kansas City Power & Light Company and UtiliCorp United Inc. had entered into an Amended and Restated Agreement and Plan of Merger.

      A Report on Form 8-K was filed with the Securities and Exchange Commission on May 28, 1996, with attached copy of the Amended and Restated Agreement and Plan of Merger among Kansas City Power & Light Company, KC Merger Sub, Inc., UtiliCorp United Inc., and KC United Corp., dated as of January 19, 1996, and as amended and restated on May 20, 1996, and forms of an Affiliate Agreement, an Employment Agreement of A. Drue Jennings and an Employment of Agreement of Richard C. Green, Jr.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KANSAS CITY POWER & LIGHT COMPANY


Dated:  August 13, 1996                 /s/Drue Jennings
                                          (Drue Jennings)
                                      (Chief Executive Officer)



Dated:  August 13, 1996                 /s/Neil Roadman
                                          (Neil Roadman)
                                   (Principal Accounting Officer)