Form 10-Q
period 1996-09-30
KANSAS CITY POWER & LIGHT CO
filed 1996-11-07
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at November 5, 1996, was 61,904,744 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                    September 30   December 31
                                                        1996          1995
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,452,362    $3,388,538
 Less-accumulated depreciation                         1,216,628     1,156,115
    Net utility plant in service                       2,235,734     2,232,423
 Construction work in progress                            68,831        72,365
 Nuclear fuel, net of amortization of
   $79,330 and $81,452                                    45,220        54,673
    Total                                              2,349,785     2,359,461

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS               2,220         8,880

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      211,736       166,751

CURRENT ASSETS
 Cash and cash equivalents                                23,229        28,390
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,654 and $1,574              42,593        32,830
 Other receivables                                        27,563        31,838
 Fuel inventories, at average cost                        19,540        22,103
 Materials and supplies, at average cost                  46,489        47,175
 Deferred income taxes                                     2,621         5,947
 Other                                                     1,116         5,179
    Total                                                163,151       173,462

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                           10,575        13,007
   KCC Wolf Creek carrying costs                           2,052         4,104
   Other                                                  18,789        21,231
 Other deferred charges                                   14,564        12,610
    Total                                                 45,980        50,952

    Total                                             $2,895,872    $2,882,506

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       462,171       449,966
 Unrealized gain on securities available for sale          6,938             0
 Capital stock premium and expense                        (1,714)       (1,725)
         Common stock equity                             917,092       897,938
Cumulative preferred stock                                89,000        89,000
Cumulative redeemable preferred stock                      1,276         1,436
Long-term debt                                           834,136       835,713
     Total                                            $1,841,504    $1,824,087
CURRENT LIABILITIES
 Notes payable to banks                                        0             0
 Commercial paper                                         35,000        19,000
 Current maturities of long-term debt                     46,591        73,803
 Accounts payable                                         45,982        52,506
 Accrued taxes                                            67,062        39,726
 Accrued interest                                         13,283        16,906
 Accrued payroll and vacations                            22,648        22,764
 Accrued refueling outage costs                            4,547        13,563
 Other                                                    10,958        11,787
     Total                                               246,071       250,055

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   650,056       648,374
 Deferred investment tax credits                          68,164        71,270
 Other                                                    90,077        88,720
    Total                                                808,297       808,364

COMMITMENTS AND CONTINGENCIES

   Total                                              $2,895,872    $2,882,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          September 30                 September 30                 September 30
                                     1996         1995            1996         1995            1996         1995
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 270,202    $ 277,670       $ 703,031    $ 681,881       $ 907,105    $ 873,979

OPERATING EXPENSES
 Operation
   Fuel                               37,266       36,113         104,135      103,877         139,629      132,012
   Purchased power                    14,261       16,387          40,786       30,705          48,864       38,366
   Other                              44,216       42,823         133,234      136,307         175,526      178,678
 Maintenance                          16,601       15,876          54,039       59,054          73,424       76,764
 Depreciation                         26,992       24,325          76,569       72,679         101,115       96,678
 Taxes
   Income                             33,429       40,039          65,769       63,579          79,252       78,465
   General                            27,457       27,509          75,269       74,047          98,043       96,599
 Deferred Wolf Creek costs
   amortization                        2,904        3,152           8,712        9,703          11,616       12,978
    Total                            203,126      206,224         558,513      549,951         727,469      710,540

OPERATING INCOME                      67,076       71,446         144,518      131,930         179,636      163,439

OTHER INCOME
 Allowance for equity funds
  used during construction               418          757           1,535        1,497           2,317        1,851
 Miscellaneous income                  2,154       (1,249)          4,843        7,806           5,660        8,250
 Miscellaneous deductions            (33,865)      (3,503)        (48,578)      (9,408)        (50,271)     (11,197)
 Income taxes                         14,678        3,786          29,144        7,521          31,882        9,801
    Total                            (16,615)        (209)        (13,056)       7,416         (10,412)       8,705


INCOME BEFORE INTEREST CHARGES        50,461       71,237         131,462      139,346         169,224      172,144

INTEREST CHARGES
 Long-term debt                       13,097       13,315          39,726       38,538          53,372       50,590
 Short-term debt                         527          (33)          1,141        1,058           1,272        1,214
 Miscellaneous                         1,128          744           3,620        2,001           4,731        2,810
 Allowance for borrowed funds
  used during construction              (500)        (445)         (1,431)      (1,490)         (1,904)      (1,718)
    Total                             14,252       13,581          43,056       40,107          57,471       52,896

PERIOD RESULTS
 Net income                           36,209       57,656          88,406       99,239         111,753      119,248
 Preferred stock
  dividend requirements                  948          991           2,840        3,039           3,812        3,974
 Earnings available for
  common stock                        35,261       56,665          85,566       96,200         107,941      115,274

Average number of common
 shares outstanding                   61,902       61,902          61,902       61,902          61,902       61,902
Earnings per common share              $0.57        $0.91           $1.38        $1.55           $1.74        $1.86
Cash dividends per
 common share                         $0.405       $0.390          $1.185       $1.150          $1.575       $1.530
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1996      1995       1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 88,406  $ 99,239   $111,753  $119,248
 Adjustments to reconcile net income
  to net cash from operating
    activities:
 Depreciation                            76,569    72,679    101,115    96,678
 Amortization of:
  Nuclear fuel                           10,884    10,888     14,675    13,283
  Deferred Wolf Creek costs               8,712     9,703     11,616    12,978
  Other                                   4,104     6,150      6,106     8,345
 Deferred income taxes (net)                608   (15,139)    12,479    (2,159)
 Deferred investment tax credit
   amortization and reversals            (3,106)  (10,524)    (4,152)  (11,610)
 Deferred merger costs                        0         0          0         0
 Allowance for equity funds used
   during construction                   (1,535)   (1,497)    (2,317)   (1,851)
 Cash flows affected by changes in:
  Receivables                            (5,488)  (23,908)       869   (12,749)
  Fuel inventories                        2,563    (3,489)       519    (5,412)
  Materials and supplies                    686       175     (1,711)   (1,078)
  Accounts payable                       (6,524)  (26,228)    (1,276)    5,611
  Accrued taxes                          27,336    80,601    (38,223)   40,728
  Accrued interest                       (3,623)   (3,014)     4,088       136
  Wolf Creek refueling outage
    accrual                              (9,016)    8,920     (6,493)    1,585
 Pension and postretirement benefit
     obligations                         (2,399)   (5,835)      (740)   (3,680)
 Other operating activities               9,452       626     13,151    (6,936)
  Net cash from operating
   activites                            197,629   199,347    221,459   253,117

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (76,624)  (89,390)  (121,304) (125,073)
 Allowance for borrowed funds used
   during construction                   (1,431)   (1,490)    (1,904)   (1,718)
 Purchases of investments               (15,557)  (37,811)   (34,505)  (64,975)
 Purchases of nonutility property       (15,380)        0    (15,380)        0
 Other investing activities              (4,445)    3,763        838     4,425
  Net cash used in investing
   activities                          (113,437) (124,928)  (172,255) (187,341)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              25,441    90,834     45,662   138,287
 Repayment of long-term debt            (54,230)  (33,428)   (54,230)  (86,428)
 Net change in short-term borrowings     16,000   (32,000)    35,000    (1,000)
 Dividends paid                         (76,201)  (74,243)  (101,316)  (98,657)
 Other financing activities                (363)      464      2,646       197
  Net cash used in financing
   activities                           (89,353)  (48,373)   (72,238)  (47,601)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                          (5,161)   26,046    (23,034)   18,175

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            28,390    20,217     46,263    28,088

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $23,229   $46,263    $23,229   $46,263

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)    $45,560   $41,867    $51,893   $51,431
Income taxes                            $40,739   $23,074    $84,718   $41,537

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1996      1995       1996      1995


Beginning balance                      $449,966  $426,738   $451,734  $431,143

Net income                               88,406    99,239    111,753   119,248
                                        538,372   525,977    563,487   550,391
Dividends declared                       76,201    74,243    101,316    98,657

Ending balance                         $462,171  $451,734   $462,171  $451,734

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

1.             AGREEMENT AND PLAN OF MERGER WITH UTILICORP UNITED INC.

      On September 18, 1996, KCPL terminated a definitive merger agreement with UtiliCorp United Inc. (UtiliCorp) due to the failure of KCPL shareholders to approve the shares issuance necessary to consummate the merger. As a result of terminating the merger agreement, $13 million in previously deferred merger costs and a $5 million termination fee were expensed. See discussion of merger related legal proceedings in Part II - Other Information.

2.             CONDITIONAL HOSTILE BID BY WESTERN RESOURCES, INC.

      During the second quarter of 1996, Western Resources, Inc. (Western Resources) delivered an unsolicited proposal to KCPL's Board of Directors (the Western Resources Proposal). In the proposal, Western Resources would acquire all of the outstanding shares of KCPL common stock in a stock-for-stock transaction contingent on their ability to achieve numerous conditions. This proposal calls for an exchange of each share of KCPL common stock for Western Resources common stock valued at $31.00, subject to a "collar" limiting the amount of Western Resources common stock that holders of KCPL common stock would receive to no more than 1.1 shares, and no less than 0.933 shares, of Western Resources common stock for each share of KCPL common stock. After careful consideration of the Western Resources Proposal, it was rejected by KCPL's Board of Directors, who determined that it is not in the best interests of KCPL, its shareholders, employees or customers.

      In July 1996 Western Resources commenced its exchange offer for KCPL common stock. Western Resources' proposed exchange offer is still subject to numerous conditions, including the tender of at least 90% of the outstanding shares of KCPL common stock, the availability of pooling of interests accounting, obtaining shareholder and regulatory approvals, and complying with certain laws that may prohibit the proposed transaction. The KCPL Board has recommended that KCPL shareholders reject Western Resources' exchange offer and not tender their shares.

      The terminated UtiliCorp merger agreement included certain termination provisions which would require an additional payment to UtiliCorp by KCPL of $53 million upon the signing of an agreement to combine or the closing of a combination with Western Resources within two and one-half years from the termination of the UtiliCorp agreement.

      Through September 30, 1996, about $13 million in costs to defend against this unsolicited proposal, including costs to explain to KCPL shareholders why the Board of Directors rejected this offer, were expensed.

3.             MISSOURI STIPULATION AND AGREEMENT

      During July 1996 the Missouri Public Service Commission approved a stipulation and agreement to implement new pricing structures for our Missouri customers, reduce Missouri annual electric revenues, and increase depreciation and amortization expense.

      The revenue reduction will take place in two phases. Phase one, implemented in July 1996, is designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. The overall decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. In addition, depreciation and amortization expense will increase a total of $9 million per year.

      The second phase, scheduled to take effect January 1, 1997, will
further   reduce  Missouri  residential,  commercial  and   industrial
revenues by an estimated $11 million per year.

4.             SECURITIES AVAILABLE FOR SALE

      KLT Inc., a wholly-owned subsidiary of KCPL, held a $5 million investment in convertible preferred stock. In September 1996 the investee company completed a public offering triggering conversion of the preferred stock into common stock. As a result of the conversion, the carrying value of the investment at September 30, 1996, was adjusted to its market value of $16.3 million. The $11.3 million increase in market value over original cost results in an unrealized gain at September 30, 1996, of $6.9 million (net of deferred taxes of $4.4 million).

5.             CAPITALIZATION

      From January 1 to September 30, 1996, KCPL repaid $47 million in medium-term notes (notes). From October 1 through November 5, 1996, KCPL borrowed an additional $50 million in notes decreasing the amount of registered but unissued notes from $98 million at September 30, 1996, to $48 million.

     KLT Inc. amended its long-term revolving line of credit agreement during the second quarter of 1996. The agreement was revised to extend the maturity date to 1999 and increase the amount of credit available to $150 million. The other significant terms of the agreement were not changed. As of September 30, 1996, $43 million had been borrowed against this line. From October 1 through November 5, 1996, an additional $3 million was borrowed against this line.

6.             SUBSEQUENT EVENT

      On October 22, 1996, heavy snow caused roughly 175,000 customer outages throughout the KCPL service territory. Early estimates indicate the costs to repair damage from this storm could exceed $10 million. The Company plans on filing requests with the Missouri Public Service Commission and the Kansas Corporation Commission for approval to defer incremental storm expenses and amortize the deferral over a five year period.


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

     Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). KCPL, already active in the wholesale wheeling market, was one of the first utilities to receive FERC's approval of an open-access tariff for wholesale wheeling transactions. In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. KCPL has made the necessary filings to comply with additional terms required by the April order.

      Certain states have also adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states, including Kansas, are actively considering retail wheeling. Retail wheeling provides growth opportunities for low-cost producers and risks for higher cost producers, especially those with large industrial customers. The loss of major customers could result in under-utilized assets and place an unfair burden on the remaining customer base or shareholders if an adequate and fair provision for recovery of these lost revenues is not provided.

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 22% of KCPL's retail mwh sales are to industrial customers compared to the utility average of about 35%. KCPL has a flexible rate structure with industrial rates that are competitively priced within our region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. There has not been direct competition for retail electric service in our service territory although there has been competition in the bulk power market and between alternative fuels.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 _ Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets will be maintained as long as FASB 71 requirements are met. In a competitive environment, electric rates and therefore asset recoverability would be determined by the market place. These rates could be lower than regulated cost-based rates.


NONREGULATED OPPORTUNITIES

      In 1992 we formed KLT Inc. to supplement the growth of our electric utility operations. It is a wholly-owned subsidiary pursuing nonregulated, mainly energy-related business ventures. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, and affordable housing limited partnerships.

      KLT has grown steadily since inception. We had a total equity investment in KLT of $51 million as of September 30, 1996, and expect that investment to grow to about $165 million within the next five years. KLT's consolidated assets at September 30, 1996, totaled $201 million. Within the next five years we expect KLT's consolidated assets to exceed $500 million, generated through the $165 million of equity investment, subsidiary retained earnings and borrowings. The growth of KLT accounts for the majority of the increase in KCPL's consolidated investments and nonutility property.


RESULTS OF OPERATIONS

Three-month         three   months   ended  September   30,   1996,
period:             compared with  three months ended September 30,
                    1995

Nine-month          nine   months    ended  September   30,   1996,
period:             compared with  nine months ended September  30,
                    1995


Twelve-month        twelve    months  ended  September  30,   1996,
period:             compared with twelve months ended September 30,
                    1995


EARNINGS OVERVIEW
                                Earnings Per Share (EPS)
                                 For the Periods Ended
                                      September 30
                               ___________________________

                                1996      1995    Decrease
                               _____     _____    ________
        Three months ended     $0.57     $0.91     $(0.34)
        Nine months ended      $1.38     $1.55     $(0.17)
        Twelve months ended    $1.74     $1.86     $(0.12)

      Current period earnings decreased significantly due to extremely mild weather during the third quarter of 1996 and the termination of the UtiliCorp merger agreement. Terminating the merger agreement and continuing to defend against Western Resources' hostile offer reduced EPS for the three-month period by $0.26 and for the nine- and twelve-month periods by $0.31. In addition, EPS for the prior nine- and twelve-month periods include a $0.05 per share gain on the sale of rail cars.

      Despite the unfavorable weather and merger related charges, continued load growth contributed favorably to EPS in all periods. In addition, a new pricing structure for Missouri customers designed to increase summer revenues and decrease winter and overall revenues contributed about $0.05 per share to third-quarter earnings.


MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                       Periods ended September 30, 1996 versus
                                  September 30, 1995
                    Three Months     Nine Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential       (12)%  $ (11)      1 %   $   3      3 %     $  8
 Commercial        (3) %     (1)      4 %      12      4 %       15
 Industrial         8  %      1       6 %       5      4 %        5
 Other             (4) %      -      (5)%       -     (6)%        -
   Total Retail    (5) %    (11)      3 %      20      3 %       28
Sales for Resale:
 Bulk Power Sales   46 %      4      (3)%       1      5 %        1
 Other              38 %      -      23 %       -     19 %        -
   Total                     (7)               21                29
 Other revenues               -                 -                 4
   Total Operating
      Revenues              $(7)             $ 21              $ 33


      In July 1996 we implemented phase one of a new Missouri pricing structure designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. The overall decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. This new pricing structure increased third-quarter revenues about $6 million. In addition, depreciation and amortization expense will increase a total of $9 million per year. The second phase of this stipulation, scheduled to take effect January 1, 1997, will further reduce Missouri residential, commercial and industrial revenues by an estimated $11 million per year.

      During April and May of 1995 the classification of about 600 net commercial customers was changed to industrial to more appropriately reflect their business operations. This change results in the reclassification of about $680,000 (10,300 mwh sales) from commercial to industrial in each subsequent month. Prior periods have not been restated.

     Extremely mild weather during the third quarter of 1996, compared with above normal temperatures during the same period in 1995, decreased third-quarter revenues significantly. Through the second quarter of 1996, year-to-date and twelve-month weather conditions were above normal and favorable compared with the prior year. However, third-quarter conditions were so mild they reduced overall nine- and twelve-month weather conditions below normal and the comparable 1995 periods.

     Despite unfavorable weather, revenues and mwh sales for the nine- and twelve-month periods increased due mainly to continued load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers. Seasonal revenues also resulted in increased customer accounts receivable at September 30, 1996, compared with December 31, 1995.

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


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period decreased 2% or $1 million, despite a 2% increase in total mwh sales (total of Retail and Sales for Resale). The decrease reflects approximately $4 million in incremental costs incurred in the third quarter of 1995 when a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced power by increasing the generation at higher-cost, coal-fired units and purchasing power on the wholesale market. Damage was covered by insurance, but the incremental fuel and purchased power increased 1995 expenses. This decrease is partially offset by additional capacity purchases in the 1996 period. These contracts provide a cost-effective alternative to constructing new capacity.

      Combined fuel and purchased power expenses increased 8% or $10 million for the nine-month period while total mwh sales increased only 2%. The additional expense reflects an increase in replacement power expenses for Wolf Creek's spring 1996 refueling outage (see Wolf Creek section), an increase in capacity purchases and an increase in the charge for each mwh of power purchased. These year-to-date increases are partially offset by the incremental LaCygne fire costs incurred in the prior year.

      Combined fuel and purchased power expenses increased 11% or $18 million for the twelve-month period while total mwh sales increased only 4%. The additional expense reflects the increase in replacement power expenses for Wolf Creek's spring 1996 refueling outage and an increase in capacity purchases. Also contributing to the increase are savings realized in the prior twelve-month period when Wolf Creek completed a record short refueling outage. These twelve-month increases are partially offset by the incremental LaCygne fire costs incurred in the prior year.

      Overall fuel prices varied only slightly in all periods as increases in the cost of nuclear fuel were offset by decreases in the cost of coal. While nuclear fuel costs remain much less than the price of coal, the cost of nuclear fuel increased about 17% during the twelve-month period. Nuclear fuel costs averaged 54% of the price of coal during the current twelve months compared with 45% during the prior twelve-month period. We expect this relationship to remain around 55% to 60% through the year 2000. Coal continues to account for about 75% of generation and nuclear fuel about 25%.

      The average cost of coal burned decreased in all periods. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect to maintain coal costs at or below 1995 levels through the year 2000.


OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined operations and maintenance expense for the nine- and twelve-month periods reflect savings realized from Wolf Creek's 1995 and our 1994 voluntary early retirement programs. In addition, the 1995 periods reflect several one-time costs including repairs of the June 1995 storm damage, an extended coal plant maintenance outage and our share of Wolf Creek's voluntary early retirement program costs. The timing of our normal maintenance program also resulted in changes in maintenance expense between periods.

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


OTHER INCOME

     Miscellaneous Income
     The nine and twelve months ended September 30, 1995, include a net $5 million gain from the sale of steel railcars, which were replaced by leased aluminum cars. Aluminum cars are lighter-weight and offer more coal capacity per car, contributing to lower delivered coal prices. The sale occurred in the first quarter of 1995. The third quarter of 1995 includes an adjustment to reduce this gain from $8 million to $5 million. The adjustment was based on a re-calculation of the cars' net cost.

     The 1996 periods also reflect increased miscellaneous income from certain subsidiary investments.

     Miscellaneous Deductions
     Miscellaneous deductions increased in all periods due to the termination of the UtiliCorp merger agreement and the continued defense against Western Resources' hostile offer. During the third quarter of 1996, $13 million in previously deferred merger costs and a $5 million termination fee were expensed. In addition, costs incurred to defend against Western Resources' unsolicited proposal increased expense in the three-month period by $8 million, and in the nine- and twelve-month periods by $13 million. (See Notes 1 & 2 to the Financial Statements.)

     All periods reflect increased subsidiary operating expenses.

     Income Taxes
     During the first nine months of 1996, we accrued tax credits of $8.5 million, or three-fourths, of the total expected 1996 credits related to KLT's affordable housing partnership investments. During the first nine months of 1995, we accrued tax credits of $3.4 million. Accrued tax credits for the twelve-month period increased $5 million. The 1995 nine- and twelve-month periods also reflect the 1995 income tax expense related to the gain on the sale of railcars. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affect the relationship between miscellaneous deductions and income taxes.


INTEREST CHARGES

     Long-term interest expense for the nine- and twelve-month periods increased mainly due to increases in subsidiary debt. These borrowings were used to make additional subsidiary investments, including affordable housing limited partnerships. The affordable housing partnerships provide tax benefits that more than offset the related interest expense.


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

      During 1994 Wolf Creek completed its seventh scheduled refueling and maintenance outage in only 47 days, a plant record. Its eighth scheduled refueling and maintenance outage began in early February 1996 and was completed in April 1996 (64 days). The incremental operating, maintenance and replacement power costs are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. The eighth outage started one month early when the plant was shut-down after water flow from the cooling lake was restricted by ice buildup on an intake screen. This extended the length of the outage and is the primary reason for the increase in Wolf Creek related replacement power and maintenance expenses for the nine- and twelve-month periods.

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


CAPITAL REQUIREMENTS AND LIQUIDITY

      As of September 30, 1996, KCPL's liquid resources included cash flows from operations, $98 million of registered but unissued medium-term notes (notes) and $351 million of unused bank lines of credit. The unused lines consist of KCPL's short-term bank lines of credit of $244 million and KLT's long-term revolving line of credit of $107 million.

      Effective October 1, 1996, KCPL increased its available short-term lines of credit $36 million to $280 million. Also, from October 1 through November 5, 1996, KCPL borrowed an additional $50 million in notes and KLT borrowed an additional $3 million against its line of credit.

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

      During the twelve months ended September 30, 1996, KCPL's dividend payout ratio was 91%. We expect day-to-day operations, utility construction requirements and dividends to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

      Through the first nine months of 1996, KLT issued about $20 million in long-term debt to finance nonutility investments. KCPL's short-term borrowings increased during this period mainly to repay maturing medium-term notes and make quarterly income tax payments. Debt service requirements will be provided from operations, refinancings and/or short-term debt.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      On May 20, 1996, KCPL commenced litigation captioned Kansas City Power & Light Co. v. Western Resources, Inc., et al., C.A. No. 96-0552-CV-W-5 in the United States District Court for the Western District of Missouri, Western Division (District Court), against Western Resources, Inc. (Western Resources) and Robert L. Rives (Rives). KCPL sought a declaratory judgment that the Amended and Restated Agreement and Plan of Merger by and among KCPL, KC Merger Sub, Inc., UtiliCorp and KC United Corp., dated as of January 19, 1996, as amended and restated as of May 20, 1996 (Amended Merger Agreement), and the transactions contemplated thereby (collectively, the Transaction) were in accordance with Missouri law and were not void, voidable, nor subject to injunction or rescission based upon any claim that KCPL's directors, officers or agents acted illegally or inequitably in adopting the Amended
Merger Agreement. On May 24, 1996, Jack R. Manson (Manson), a shareholder of KCPL, filed a motion to intervene in the above action as a representative of a class consisting of similarly situated KCPL shareholders. On June 7, 1996, this motion to intervene was granted. Manson filed counterclaims against KCPL and each of its directors alleging that KCPL and its directors breached their fiduciary duties, and their actions in adopting the Amended Merger Agreement were illegal and ultra vires; that the adoption of the Amended Merger Agreement illegally deprived KCPL shareholders of voting and appraisal rights under Missouri law; and that the adoption of the Amended Merger Agreement was a disproportionate response to Western Resources' acquisition offer.

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

     On July 25 and 26, 1996, the District Court heard evidence and argument on the issues of the legality of the Amended Merger Agreement and its adoption. On August 2, 1996, the District Court ruled that although the transactions contemplated by the Amended Merger Agreement were legally valid and authorized under Missouri law, their use in conjunction would result in a merger between KCPL and UtiliCorp, rendering applicable the Missouri statute requiring approval of certain mergers by two-thirds of the outstanding shares of the merging corporation's stock. There have been no material developments in the litigation since the District Court's ruling.


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Company held a Special Meeting of Shareholders on August 16, 1996, to vote on matters relating to the proposed merger of the Company and UtiliCorp United Inc. (combined company to be named Maxim Energy Inc.). At that meeting, votes cast with respect to the approval of the issuance of up to a maximum of 54,000,000 shares of Kansas City Power & Light Company common stock, no par value, pursuant to the Merger Agreement with UtiliCorp United Inc. were as follows:

               FOR             AGAINST             ABSTAIN

            23,581,467        25,150,026             904,477

      With respect to the approval of the Maxim Stock Incentive Plan, the votes cast were as follows:

               FOR             AGAINST             ABSTAIN

            20,559,889        16,760,032          12,316,049

     With respect to the approval of the Maxim Management Incentive Compensation Plan, the votes cast were as follows:

               FOR             AGAINST             ABSTAIN

            21,073,523        16,027,603          12,534,845

      Since the share issuance, which was a condition to the consummation of the merger, was not approved, the two incentive plans will not be implemented. For information regarding termination of the Merger Agreement with UtiliCorp, see "Notes to Consolidated Financial Statements" on page 5 of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

3(ii).  By-laws of the Company, as amended August 6, 1996.

27.     Financial   Data  Schedule  (for  the   nine  months   ended
        September 30, 1996).

Reports on Form 8-K

      A Report on Form 8-K was filed with the Securities and Exchange Commission on September 19, 1996, with attached copy of a press release announcing Kansas City Power & Light Company and UtiliCorp United Inc. had terminated the Amended and Restated
Agreement and Plan of Merger among Kansas City Power & Light Company, KC Merger Sub, Inc., UtiliCorp United Inc., and KC United Corp, dated as of January 19, 1996, and as amended May 20, 1996.

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 7, 1996                /s/Drue Jennings
                                          (Drue Jennings)
                                     (Chief Executive Officer)

Dated:  November 7, 1996                 /s/Neil Roadman
                                           (Neil Roadman)
                                   (Principal Accounting Officer)