Form 10-K405
period 1996-12-31
KANSAS CITY POWER & LIGHT CO
filed 1997-03-17
CIK 54476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1996

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

On March 13, 1997, KCPL had 61,895,819 outstanding shares of common stock without par value, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of voting securities held by nonaffiliates of KCPL was approximately $1,763,113,626.

              Documents Incorporated by Reference
Portions  of  the  1997  Proxy  Statement  are  incorporated   by
reference in Part III of this report.

                      TABLE OF CONTENTS
                                                           Page
                                                           Number

Item  1.  Business                                            1
               Proposed Merger With Western Resources, Inc.   1
               Regulation                                     2
                    Rates                                     2
                    Environmental Matters                     2
                         Air                                  3
                         Water                                3
               Competition                                    3
               Fuel Supply                                    4
                    Coal                                      4
                    Nuclear                                   4
                         High-Level Waste                     4
                         Low-Level Waste                      5
               Employees                                      5
               Subsidiaries                                   5
               Officers of the Registrant                     6
                    KCPL Officers                             6
                    KLT Inc. Officers                         7

Item 2.   Properties                                          8
               Generation Resources                           8
               Transmission and Distribution Resources        9
               General                                        9

Item 3.   Legal Proceedings                                  10

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            11

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                        11
               Market Information                            11
               Holders                                       11
               Dividends                                     11

Item  6.  Selected Financial Data                            12

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                12

Item  8.  Consolidated Financial Statements                  21

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                42

Item 10.  Directors and Executive Officers of the Registrant 42

Item 11.  Executive Compensation                             42

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                     42

Item 13.  Certain  Relationships and Related  Transactions   42

Item 14.  Exhibits,  Financial  Statement  Schedules,  and
          Reports on Form 8-K                                43

                           PART I


ITEM 1.  BUSINESS

      Kansas City Power & Light Company (KCPL) was incorporated in Missouri in 1922 and is headquartered in downtown Kansas City, Missouri. KCPL is a medium-sized public utility engaged in the generation, transmission, distribution and sale of electricity to over 435,000 customers in a 4,700 square mile area located in all or portions of 23 counties in western Missouri and eastern Kansas. About two-thirds of the total retail kilowatt-hour sales and revenues are from Missouri customers and the remainder from Kansas customers. Customers include approximately 381,000 residences, 51,000 commercial firms, and 3,000 industrials, municipalities and other electric utilities. Retail revenues in Missouri and Kansas accounted for approximately 91% of KCPL's total revenues in 1996. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of revenues. Low fuel costs and superior plant performance enable KCPL to serve its customers well while maintaining a leadership position in the bulk power market.

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

Proposed Merger With Western Resources, Inc.

      On February 7, 1997, KCPL and Western Resources, Inc. (Western Resources) entered into an Agreement and Plan of Merger (the Merger Agreement) to form a strategic business combination. The effective time of the merger is dependent upon all conditions of the Merger Agreement being met or waived. At the effective time, KCPL will merge with and into Western Resources, with Western Resources being the surviving corporation.

       Western Resources first delivered an unsolicited exchange offer to KCPL's Board of Directors during the second quarter of 1996. This initial offer, subject to numerous conditions, proposed the exchange of $28 (later increased to $31) worth of Western Resources common stock for each share of KCPL common stock. After careful consideration, both offers were rejected by KCPL's Board of Directors. In July 1996 Western Resources commenced an exchange offer for KCPL common stock. In late 1996 KCPL began discussing a possible merger with Western Resources leading to the Merger Agreement.

      Under the terms of the Merger Agreement, KCPL common stock will be exchanged for Western Resources common stock valued at $32.00, subject to a conversion ratio limiting the amount of Western Resources common stock that holders of KCPL common stock would receive per share of KCPL common stock to no more than 1.1 shares (if Western Resources' stock is priced at or below $29.09 per share), and no less than 0.917 shares (if Western Resources' stock is priced at or above $34.90 per share). However, there is a provision in the Merger Agreement that allows KCPL to terminate the merger if Western Resources' stock price drops below $27.64 and either the Standard and Poor's Electric Companies Index increases or the decline in Western Resources stock exceeds by approximately 5% any decline in this index. Western Resources could avoid this termination by improving the conversion ratio.

       The   transaction  is  subject  to  several   closing
conditions including approval by each company's shareholders, approval by a number of regulatory authorities (statutory approvals) and dissenting shares equaling less than 5.5% of KCPL's outstanding shares. If the effective time has not occurred by June 30, 1998 (the termination date), either party may terminate the agreement as long as they did not contribute to the delay. This termination date will be automatically extended to June 30, 1999, if all of the Merger Agreement closing conditions have been met except for certain conditions relating to statutory approvals.

      The Merger Agreement does not allow KCPL to increase its common stock dividend prior to the effective time or termination. It also requires KCPL to redeem all outstanding shares of preferred stock prior to completion of the merger.

      If the Merger Agreement is terminated under certain circumstances, a payment of $50 million will be due Western Resources if, within two and one-half years following termination, KCPL agrees to consummate a business combination with a third party that made a proposal to combine prior to termination. Western Resources will pay KCPL $5 to $35 million if the Merger Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion, a favorable letter from its accountants regarding pooling accounting, favorable statutory approvals, or an exemption from the Public Utility Holding Company Act of 1935.


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

     KCPL has not increased any of its retail or wholesale rates since 1988. Pursuant to a stipulation and agreement with the MPSC, KCPL reduced Missouri retail rates by about 2.7% effective January 1, 1994, 2% effective July 9, 1996, and by about 2.5% effective January 1, 1997.

    Environmental Matters

     KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity uses, produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. KCPL's policy is to act in an environmentally responsible manner and to use the latest technology available to avoid and treat contamination. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner as well as prior owners since the time of contamination. KCPL continually conducts environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities. KCPL cannot presently estimate any additional costs of meeting such new regulations or standards which might be established in the future, nor can it estimate the possible effect which any new regulations or standards could have upon its operations. However, KCPL currently estimates that expenditures necessary to comply with environmental regulations during 1997 will not be material with the possible exceptions set forth below.

       Air

     The Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. KCPL has spent approximately $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. KCPL expects no further material expenditures for this project. The other utility-related program calls for a study of certain air toxic substances. Based on the outcome of this study, regulation of these substances, including mercury, could be required. KCPL cannot predict the likelihood of any such regulations or compliance costs.

    Proposed regulations to revise the ozone and particulate
matter,   National  Ambient  Air  Quality   Standards,   are
scheduled to be issued by June 1997 and may require capital expenditures which cannot be estimated at this time.


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


Competition

     See "Regulation and Competition" on page 12 of this report.

Fuel Supply

    KCPL's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy about 99% of the 1997 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 1996 and estimated 1997 fuel mix, based on total Btu generation, are as follows:

                                          Estimated
                                1996          1997

                 Coal            76%           73%
                 Nuclear         23%           26%
                 Other            1%            1%

     The  fuel mix varies depending on the operation of Wolf
Creek which requires a refueling and maintenance outage about every 18 months. The next outage is scheduled for the fourth quarter of 1997.

    Coal

     KCPL's  average  cost per million Btu of  coal  burned,
excluding  fuel handling costs, was $0.85 in 1996 and  $0.89 in 1995 and 1994. KCPL's cost of delivered coal is about 63% of the regional average.

     During 1997, approximately 10.4 million tons of coal (7.3 million tons, KCPL's share) are projected to be burned at KCPL's generating units, including jointly-owned units. KCPL has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 1997 through 2003, will satisfy approximately 95% of the projected coal requirements for 1997, 50% for 1998, 50% for 1999, and 20% thereafter.

    Nuclear

     The Wolf Creek Nuclear Operating Corporation (WCNOC), which operates Wolf Creek, has on hand or under contract 70% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through spot market and contract purchases.

     Contracts are in place for 100% of Wolf Creek's uranium enrichment requirements for 1997 and 82% of such requirements for 1998 to March 2005. The balance of the 1998-2005 requirements is expected to be obtained through a combination of spot market and contract purchases. The decision not to contract for the full enrichment requirements is one of cost rather than availability of service.

     Contracts are in place for the conversion of uranium to
uranium   hexaflouride  sufficient  to  meet  Wolf   Creek's
requirements through 2001.

       High-Level Waste

     The Nuclear Waste Policy Act of 1982 established schedules, guidelines and responsibilities for the
Department of Energy (DOE) to develop and construct repositories for the ultimate disposal of spent fuel and high-level waste. The DOE has not yet constructed a high-level waste disposal site and has announced that a permanent repository may not be in operation prior to 2010 although an interim storage facility may be available earlier. The DOE likely will not immediately begin accepting Wolf Creek's spent fuel upon opening of the permanent repository. Instead, KCPL expects to experience a multi-year transfer period beginning as much as six years after opening of the permanent repository. Wolf Creek contains an on-site spent fuel storage facility which, under current regulatory guidelines, provides space for the storage of spent fuel through 2005 while still maintaining fuel core off-load capability. KCPL believes adequate additional storage space can be obtained, as necessary.

       Low-Level Waste

    The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $154 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of February 28, 1997, utilities in the compact have spent in excess of $75 million, of which $13 million was WCNOC's share.

     There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by the residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation to slow down or stop development of the facility.

Employees

      At December 31, 1996, KCPL and its wholly-owned subsidiaries had 2,297 employees (including temporary and part-time employees), 1,474 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCPL has labor agreements with Local 1613, representing clerical employees (which expires
March 31, 1999), with Local 1464, representing outdoor workers (which expires January 8, 2000), and with Local 412, representing power plant workers (which expires February 28, 1998). KCPL is also a 47% owner of WCNOC, which employs 1,013 persons to operate Wolf Creek, 340 of which are represented by the IBEW.

Subsidiaries

    KLT Inc. has six wholly-owned direct subsidiaries:

    - KLT Investments Inc., a passive investor in affordable housing investments which generate tax credits.

    - KLT Investments II Inc., a passive investor in economic, community-development and energy-related projects.

    - KLT Energy Services Inc., a partner in an energy management services and lighting services business.

    -    KLT Power Inc., a participant in independent power and
      cogeneration  projects.   KLT  Power  Inc.  has   four
      subsidiaries, KLT Iatan Inc., which was formed for the co-development of the Iatan Unit 2 coal-fired power plant; KLT Power International, which participates in independent power projects located in China; KLT Power Asia which participates in independent power projects located in certain Asian countries; and KLT Power Latin American which participates in independent power projects located in Latin America.

    - KLT Gas Inc., a participant in oil and gas reserves and exploration. KLT Gas Inc. has one wholly-owned subsidiary, FAR Gas Acquisitions Corporation which holds limited partnerships in coal seam methane gas wells that generate tax credits.

    - KLT Telecom Inc., an investor in communications and information technology opportunities. KLT Telecom Inc. has two majority-owned subsidiaries, Municipal Solutions, an outsourcer of municipal services and Telemetry Solutions, a provider of services using Cellnet-related technology.

KCPL's equity investment in KLT Inc. at December 31, 1996, was $61 million.

Officers of the Registrant

    KCPL Officers
                                                                  Year Named
      Name          Age   Positions Currently Held                  Officer

Drue Jennings        50   Chairman of the Board, President           1980
                          and Chief Executive Officer

Bernard J. Beaudoin  56   Executive Vice President - Chief           1984
                          Financial Officer

Marcus Jackson       45   Executive Vice President - Chief           1989
                          Operating Officer

J. Turner White      48   Executive Vice President - Corporate       1990
                          Development

John J. DeStefano    47   Senior Vice President  -  Business         1989
                          Development

Jeanie Sell Latz     45   Senior Vice President  -  Corporate        1991
                          Services, Corporate Secretary
                          and Chief Legal Officer

Frank L. Branca      49   Vice President - Wholesale and             1989
                          Transmission Services

Steven  W. Cattron   41   Vice President - Marketing and  Sales      1994

Charles  R.  Cole    50   Vice President - Customer  Services        1990
                          and Purchasing

Douglas  M.  Morgan  54   Vice President - Information Technology    1994

Richard A. Spring    42   Vice President - Production                1994

Bailus M. Tate       50   Vice President - Human Resources           1994

Neil  A. Roadman     51   Controller                                 1980

Mark C. Sholander    51   General Counsel and Assistant              1986
                          Secretary

Andrea F. Bielsker   38   Treasurer                                  1996


  KLT Inc. Officers
                                                                  Year Named
      Name          Age   Positions Currently Held                  Officer

Ronald G. Wasson     52   President                                  1995

Floyd R. Pendleton   53   Vice President-Business                    1992
                          Development

David M. McCoy       49   Vice President-Business                    1996
                          Development

Mark G. English      45   Vice President and General                 1995
                          Counsel

Janee C. Rosenthal   35   Corporate Secretary and Treasurer          1992

Teresa D. Cook       36   Controller                                 1997


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

ITEM 2.  PROPERTIES

Generation Resources

    KCPL's generating facilities consist of the following:

                                                     Estimated
                                                       1997
                                            Year    Megawatt(mw)
              Unit                       Completed  Capacity        Fuel
Existing Units
 Base Load...Wolf Creek(a)                  1985        548(b)   Nuclear
             Iatan                          1980        469(b)      Coal
             LaCygne 2                      1977        334(b)      Coal
             LaCygne 1                      1973        341(b)      Coal
             Hawthorn 6                     1997        142(d)   Gas/Oil
             Hawthorn 5                     1969        479     Coal/Gas
             Montrose 3                     1964        161         Coal
             Montrose 2                     1960        153         Coal
             Montrose 1                     1958        155         Coal
 Peak Load...Northeast 13 and 14(c)         1976        110          Oil
             Northeast 17 and 18(c)         1977        116          Oil
             Northeast 15 and 16(c)         1975        111          Oil
             Northeast 11 and 12(c)         1972        105          Oil
             Grand Avenue (2 units)  1929 & 1948         73          Gas
                                                        ___
               Total                                  3,297
                                                      =====
       (a) This unit is one of KCPL's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.

       (b) KCPL's share of jointly-owned unit.

       (c) Combustion turbines.

       (d) KCPL has entered into an operating lease with First Security Bank of Utah, N.A. for a V.84.3A combustion turbine-generator, to be in service in the year 1997, with an anticipated accredited capacity of approximately 142 mw.

     KCPL's maximum system net hourly peak load of 2,987 mw occurred on July 19, 1996. The maximum winter peak load of 2,012 mw occurred on December 19, 1996. The accredited generating capacity of KCPL's electric facilities in the summer (when peak loads are experienced) of 1996 under MOKAN Power Pool standards was 3,134 mw.

      KCPL owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). KCPL also owns 50% of the 682-mw LaCygne 1 Unit and 668-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,167 mw Wolf Creek in Coffey County, Kansas.


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

     KCPL owns approximately 1,700 miles of transmission lines and approximately 9,000 miles of overhead distribution lines, and approximately 3,100 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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


ITEM 3.  LEGAL PROCEEDINGS


Kansas City Power & Light Co. v. Western Resources, Inc., et. al

    On May 20, 1996, KCPL commenced litigation in the United States District Court for the Western District of Missouri, Western Division (District Court), against Western Resources, Inc. (Western Resources) and Robert L. Rives (Rives) requesting the District Court to declare the Amended and Restated Agreement and Plan of Merger between KCPL, KC Merger Sub, Inc., UtiliCorp and KC United Corp., dated January, 1996, amended May 20, 1996 (Amended Merger
Agreement), and the transactions contemplated thereby (collectively the Transaction) were legal and could not be reversed. On May 24, 1996, Jack R. Manson (Manson), filed an action to become a party to the above litigation as the shareholders' representative. Manson made claims against KCPL and all its directors stating they had violated their fiduciary duties, that their actions in adopting the Amended Merger Agreement were illegal and ultra vires; that the adoption of the Amended Merger Agreement illegally deprived shareholders of rights under Missouri law; and that the adoption of the Amended Merger Agreement was an excessive response to Western Resources' acquisition offer. On June 7, 1996, Western Resources and Rives each filed claims against KCPL, charging the same violations against the directors as Manson.

      The District Court on August 2, 1996 ruled the transactions contemplated by the Amended Merger Agreement were legally valid and authorized under Missouri law; but the combined transactions resulted in a merger between KCPL and UtiliCorp, requiring, under Missouri law, approval by
the  holders  of   two-thirds of the outstanding  shares  of
KCPL's stock.

     By order dated November 25, 1996, the District Court allowed Manson to amend his original petition claiming the directors breached their fiduciary duties by refusing to meet with Western Resources and had committed reckless, grossly negligent, or negligent waste of corporate assets by pursuing the merger with UtiliCorp. In addition to requesting termination of the Amended Merger Agreement, Manson sought monetary damages in an unspecified amount. KCPL filed a motion on December 9, 1996 to dismiss Manson's claims and it is currently pending before the District Court. KCPL cannot predict the outcome of these proceedings at this time.


State of Missouri ex rel. Inter-City Beverage Co., Inc., et.
al vs. The Public Service Commission of the State of Missouri, et. al;

Jewish  Community Campus of Greater Kansas  City,  Inc.  vs.
Kansas State Corporation Commission, et. al

     On August 13, 1993, a lawsuit was filed by nine customers in the Circuit Court of Jackson County, Missouri against KCPL. The suit alleged the misapplication of certain of KCPL's electric rate tariffs resulting in overcharges to industrial and commercial customers which had been provided service under those tariffs and requested certification as a class action. On December 3, 1993, the Court dismissed the matter for lack of subject matter jurisdiction. Plaintiffs appealed to the Missouri Court of Appeals, Western District. The Court of Appeals upheld the dismissal. Plaintiffs then filed a motion to transfer the case with the Missouri Supreme Court. The motion was denied.

      Plaintiffs  then  took  their  claims  to  the   state
commissions filing complaints at the MPSC on August 23, 1995, and at the KCC on August 30, 1995. The MPSC complaint was dismissed May 1, 1996. The Cole County, Missouri Circuit Court affirmed the dismissal on January 29, 1997. The time for filing an appeal from such circuit court's decision has not yet lapsed. The KCC complaint was dismissed April 9, 1996. The Johnson County, Kansas District Court affirmed the dismissal on February 4, 1997. The Plaintiff filed a Notice of Appeal to the Kansas Court of Appeals on March 3, 1997.

     Should the proceedings before the MPSC and KCC be overturned by the state courts, KCPL could be required to refund the alleged overcharges. KCPL believes it will be able to successfully defend these actions.


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


ITEM  5.  MARKET  FOR  THE REGISTRANT'S  COMMON  EQUITY  AND
RELATED  STOCKHOLDER MATTERS

Market Information:

     (1)  Principal Market:

          Common  Stock of KCPL is listed on the New  York
          Stock Exchange and the Chicago Stock Exchange.

     (2)  Stock Price Information:

                        Common Stock Price Range
                        1996              1995
            Quarter     High       Low        High       Low
            First      $27-1/4    $24        $24-1/2    $22-1/8
            Second      27-3/4     23-5/8     24-1/8     22-1/8
            Third       28-3/8     26-1/4     24-3/8     21-1/2
            Fourth      29-3/8     26-1/2     26-5/8     23-1/2

Holders:

    At  December 31, 1996, KCPL's Common Stock was  held  by
    26,763 shareholders of record.

Dividends:

    Common Stock dividends were declared as follows:

               Quarter        1997     1996     1995

               First         $0.405   $0.390   $0.380
               Second                  0.390    0.380
               Third                   0.405    0.390
               Fourth                  0.405    0.390

    KCPL's   Restated  Articles  of  Consolidation  contains
    certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                 Year Ended December 31
                       1996(a)   1995     1994(b)   1993     1992
                       (dollars in millions except per share amounts)

Operating revenues     $  904   $  886    $  868    $  857    $  803
Net income             $  108   $  123    $  105    $  106    $   86
Earnings per common
  share                $ 1.69   $ 1.92    $ 1.64    $ 1.66    $ 1.35
Total assets at
  year-end             $2,915   $2,883    $2,770    $2,755    $2,647
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)          $  971   $  911    $  833    $  870    $  817
Cash dividends per
  common share         $ 1.59   $ 1.54    $ 1.50    $ 1.46    $ 1.43
Ratio of earnings to
  fixed charges          3.06     3.94      4.07      3.80      3.12

(a)  In 1996, KCPL recorded $31 million in merger related costs.
(b) In 1994, KCPL recorded a $22.5 million expense for a voluntary early retirement program.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION AND COMPETITION

     As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are improving the efficiency of KCPL's core utility operations and creating growth through its unregulated subsidiary. As competition presents new opportunities, we will also consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring wholesale and retail businesses. In 1997 we will begin offering natural gas contracts to certain customers. We have entered an Agreement and Plan of Merger with Western Resources, Inc. (Western Resources). This agreement was reached after nine months of defending against an unsolicited exchange offer (see Note 11 to the Consolidated Financial Statements).

      In December 1996 the Federal Energy Regulatory Commission (FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As remedies, FERC may consider a range of conditions including transmission upgrades or divestitures of generating assets.

     Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave FERC the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). KCPL, already active in the wholesale wheeling market, was one of the first utilities to receive FERC's approval of an open-access tariff for wholesale wheeling transactions. In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling; KCPL has made the necessary filings to comply with that order.

      FERC's April order is likely to encourage more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. Kansas has created a retail wheeling task force to study and report on related issues.

      Competition through retail wheeling could result in market-based rates below current cost-based rates. This would provide growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in under-utilized assets (stranded investment) and place an unfair burden on the remaining customer base or shareholders. If an adequate and fair provision for recovery of these lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lower profit margins, market-based rates could also require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

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

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $164 million at December 31, 1996, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

      KLT Inc. is a wholly-owned subsidiary pursuing nonregulated, mainly energy-related business ventures. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, telecommunications, and affordable housing limited partnerships.

      We had a total equity investment in KLT of $61 million as of December 31, 1996, and expect that investment to grow to about $210 million within the next five years. KLT's consolidated assets at December 31, 1996, totaled $224 million. Within the next five years we expect KLT consolidated assets of about $800 million, generated through the $210 million of equity investment, subsidiary retained earnings and borrowings. The growth of KLT accounts for the majority of the increase in KCPL's consolidated investments and nonutility property.

EARNINGS OVERVIEW

      Earnings per share (EPS) for 1996 of $1.69 decreased $0.23 from 1995. Terminating our merger agreement with UtiliCorp United Inc. (UtiliCorp) and defending against Western Resources' unsolicited exchange offer reduced 1996 EPS by $0.31. Other factors contributing to the decrease included mild summer temperatures and the effects of a new stipulation and agreement with the Missouri commission. In addition, EPS for 1995 included a $0.05 per share gain on the sale of rail cars. Despite the unfavorable weather and merger related charges, continued load growth contributed favorably to 1996 EPS.

      EPS for 1995 of $1.92 increased $0.28 from 1994. This increase was due mostly to 1994's one-time $22.5 million ($0.22 per share) charge for the voluntary early retirement program (see Note 2 to the Consolidated Financial Statements). Other factors increasing 1995 EPS included load growth, warmer summer temperatures, savings from the 1994 early retirement program and a net gain of $0.05 per share from the sale of railcars. Partially offsetting these increases, 1995 EPS also reflected decreased bulk power sales and higher fuel and purchased power costs as a result of a forced outage at a coal plant.


MEGAWATT-HOUR (MWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:
                                    Increase (Decrease) from Prior Year
                                          1996              1995
                                      Mwh   Revenues     Mwh  Revenues
                                         (revenue change in millions)
Retail:
 Residential                         1 %     $ -       6 %    $ 17
 Commercial                          4 %      10       3 %       9
 Industrial                          6 %       5       - %      (1)
 Other                              (4)%       -      (6)%       -
  Total retail                       4 %      15       3 %      25
Sales for resale:
 Bulk power sales                    1 %       6     (15)%     (11)
 Other                              29 %       -     (11)%       -
  Total                                       21                14
Other revenues                                (3)                4
  Total electric operating revenues          $18               $18

      During 1996 the Missouri Public Service Commission (MPSC) approved a new stipulation and agreement authorizing a $20 million revenue reduction in two phases, and an increase in depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one of the revenue reduction designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. This decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. The second phase of this stipulation, effective January 1, 1997, will further reduce Missouri residential, commercial and industrial revenues by an estimated $11 million per year. The decrease in 1996 revenues as a result of this stipulation and agreement was about $3 million.

      These lower rates, combined with lower billed sales in December of 1996 versus December of 1995, resulted in a lower accounts receivable balance at December 31, 1996, compared with December 31, 1995.

      During April and May of 1995 about 600 net commercial customers were reclassified to industrial to more appropriately reflect their business operations. This change resulted in the reclassification of about $680,000 (10,300 mwh sales) from commercial to industrial in each subsequent month. Prior periods have not been restated.

      Summer temperatures were very mild in 1996 compared with 1995, remaining below normal for the fourth consecutive year. Despite this mild weather pattern, retail mwh sales increased in each of the last four years due to load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers.

      Retail mwh sales for 1996 increased 4% over 1995 while retail revenues increased only 2%. This difference is due largely to the Missouri revenue reductions discussed above and the effect of long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place or under negotiation for a large portion of our industrial sales.

      Retail mwh sales and revenues for 1995 increased 3% over 1994. This increase was due mainly to improved weather and continued load growth. Similar to 1996, long-term contracts with major industrial customers resulted in a slight decrease in 1995 industrial revenues from 1994, despite an equal level of mwh sales.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. A combination of these conditions contributed to record bulk power sales in 1994.

      Changes in other revenues during 1996 and 1995 reflected changes in classification between other revenues and bulk power sales.

      Total revenue per mwh sold varies with changes in the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included in only sales for resale tariffs, which apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will be affected by national and local economies, tariff changes, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for 1996 increased 8% or $15 million from 1995, while total mwh sales (total of retail and sales for resale) increased only 3%.

      This increase is largely attributable to an increase in capacity purchases. Capacity purchase contracts provide a cost-effective alternative to constructing new capacity and have contributed to increases in purchased power expenses. Additional capacity purchases increased purchased power expenses about $9 million in 1996 and $4 million in 1995.

      Nuclear fuel costs per MMBTU remain substantially less than the MMBTU price of coal, despite increases of 26% during 1996 and 15% during 1995. Nuclear fuel costs per MMBTU averaged 59%, 45% and 40% of the MMBTU price of coal during 1996, 1995 and 1994, respectively. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. During 1996 coal represented about 75% of generation and nuclear fuel about 25%. During 1995 nuclear fuel accounted for about 30% of generation as no refueling outage was scheduled during that year (see Wolf Creek section).

     The price of coal burned declined 4% during 1996 and increased 1% during 1995. Our coal procurement strategies continue to provide coal costs at or below the regional average. We expect coal costs to remain fairly consistent with 1996 levels through 2001.

      Other items affecting the change in combined fuel and purchased power expenses from 1995 to 1996 include a $2 million decrease in expense from coal inventory adjustments, an increase in replacement power expenses for Wolf Creek's spring 1996 refueling outage (see Wolf Creek section) and a 1995 forced generating station outage. During July 1995 a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance. However, uninsured, incremental fuel and purchased power costs were about $4 million.

      Combined fuel and purchased power expenses for 1995 increased 5% or $9 million from 1994, despite a 2% decrease in total mwh sales. Items contributing to this increase include the LaCygne forced outage, increases in capacity purchase contracts, increases in the cost of nuclear fuel and a $3 million increase in fuel costs from coal inventory adjustments.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for 1994 were higher than 1995 and 1996 due mainly to the costs of the voluntary early retirement program in that year. Total program costs of $22.5 million ($0.22 per share) were expensed during 1994. The decrease in 1995 expenses from 1994 was partially offset by KCPL's $2 million share of Wolf Creek's voluntary early retirement program recorded during 1995. Other cost variances in 1996 and 1995 resulted from the timing of scheduled maintenance programs.

      We continue to emphasize new technologies, improved methods and cost control. We are changing processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically. These types of changes have allowed us to assimilate work performed by those who elected to participate in the early retirement programs.

INCOME TAXES

      Operating income taxes decreased $9 million in 1996 from 1995. The decrease was primarily due to adjustments necessary to reflect the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns. This settlement is also the primary reason for the decrease in accrued taxes.

GENERAL TAXES

Components of general taxes:
                                         1996      1995        1994
                                               (thousands)
  Property                            $  45,519  $  46,019  $  46,895
  Gross receipts                         42,554     41,416     40,397
  Other                                   9,175      9,386      9,070
       Total                          $  97,248  $  96,821  $  96,362

OTHER INCOME

     Miscellaneous Income
     Miscellaneous income for 1995 includes a $5 million gain from the sale of steel railcars, which were replaced by leased aluminum cars. Aluminum cars are lighter-weight and offer more coal capacity per car, contributing to lower delivered coal prices.

     Miscellaneous Deductions
     Miscellaneous deductions increased in 1996 from 1995 due primarily to the termination of the UtiliCorp merger agreement and defense against Western Resources' unsolicited exchange offer (see Notes 11 and 12 to the Consolidated Financial Statements). During the third quarter of 1996, $13 million in previously deferred merger costs and a $5 million termination fee were expensed. In addition, costs incurred to defend against the unsolicited exchange offer increased 1996 expenses by $13 million. Also, subsidiary expenses increased about $9 million reflecting increased investing activities. Total subsidiary expenses, including interest charges discussed below, are substantially offset by related tax benefits.

     Miscellaneous deductions increased in 1995 over 1994 due to increases in charitable contributions, fees related to the sale of customer accounts receivable and growing subsidiary operations.

     Income Taxes
     We accrued tax credits in 1996, 1995 and 1994 of $12, $5 and $1 million, respectively, related primarily to KLT's investments in affordable housing limited partnerships. Tax credits from the investments in affordable housing more than offset the increase in interest expense incurred from these investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous deductions and income taxes.

INTEREST CHARGES

      Interest expense increased during 1996 reflecting higher average levels of long-term debt outstanding compared with 1995. The higher levels of debt resulted from additional financing by KLT to support expanding subsidiary operations and new investments in unregulated ventures.

      Interest expense increased during 1995 reflecting higher average levels of long-term debt outstanding and higher weighted-average interest rates compared with 1994. The higher average level of outstanding debt was primarily due to subsidiary investments in affordable housing partnerships.

      The average interest rate on long-term debt, including current maturities, was 6.0% in 1996 and 1995 compared with 5.4% in 1994.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of our variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant.

WOLF CREEK

       Wolf   Creek  is  one  of  KCPL's  principal  generating  units
representing about 18% of its accredited generating capacity. The plant's operating performance has remained strong, contributing about 25% of the annual mwh generation while operating at an average capacity of 88% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

      Wolf Creek's eighth scheduled refueling and maintenance outage began in early February 1996 and was completed in April 1996 (64 days). The incremental operating, maintenance and replacement power costs are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. The eighth outage started one month early when the plant was shut down after water flow from the cooling lake was restricted by ice buildup on an intake screen. This extended the length of the outage and was the primary reason for the increase in Wolf Creek related replacement power and maintenance expenses in 1996. Wolf Creek's ninth refueling and maintenance outage is scheduled for the fall of 1997.

      Wolf Creek's assets and operating expenses represent about 45% and 20% of total assets and operating expenses, respectively. Currently, no major equipment replacements are expected, but an extended shutdown of the unit could have a substantial adverse effect on KCPL's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shutdown could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shutdown occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

     Ownership and operation of a nuclear generating unit exposes KCPL to risks regarding the cost of decommissioning the unit at the end of its life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 4 to the Consolidated Financial Statements.

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

      Other proposed regulations to revise the ozone and particulate matter National Ambient Air Quality Standards, scheduled to be finalized in June 1997, may require capital expenditures which cannot be estimated at this time.

PROJECTED CONSTRUCTION EXPENDITURES

      We are fully exploring alternatives to new construction. During 1995 we entered into an operating lease for a new 142 mw combustion turbine, scheduled to be placed in service during 1997. We have also contracted to purchase capacity through fixed-price agreements (see
Note 4 to the Consolidated Financial Statements - Capacity Purchase Commitments). Compared to the long-term fixed costs of building new capacity, these contracts provide a cost-effective way of meeting uncertain levels of demand growth, even though there are risks associated with market price fluctuations.

     Total utility capital expenditures, excluding allowance for funds used during construction, were $101 million in 1996. The utility construction expenditures are projected for the next five years as follows:

                                   Construction Expenditures
                            1997   1998   1999   2000   2001    Total
                                           (millions)

Generating facilities      $ 35   $ 27    $ 35    $33    $ 19   $149
Nuclear fuel                 20     21       2     24      27     94
Transmission facilities      11      5       2      4       3     25
Distribution and
  general facilities         67     53      51     48      43    262
     Total                 $133   $106    $ 90   $109    $ 92   $530

     This construction expenditure plan is subject to continual review and change. The next plan will be filed with the Missouri commission in July 1997.

CAPITAL REQUIREMENTS AND LIQUIDITY

      As of December 31, 1996, KCPL's liquid resources included cash flows from operations, $300 million of registered but unissued, unsecured medium-term notes and $375 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $280 million and KLT's long-term revolving line of credit of $95 million.

      KCPL continues to generate positive cash flows from operating activities, although individual components of working capital will vary with normal business cycles and operations including the timing of receipts and payments. Cash required to meet current tax liabilities has increased as we no longer receive the benefits of accelerated tax depreciation on any significant generating plant assets. Accelerated depreciation lowers tax payments in the earlier years of an asset's life while increasing deferred tax liabilities; this relationship reverses in the later years of an asset's life. Our last significant generating plant addition was the completion of Wolf Creek in 1985. The costs incurred to repair damages from an October 1996 snow storm also lowered cash flows from operating activities in 1996 and increased Other Regulatory Assets on the balance sheet. Amortization of these costs will begin in 1997 and be reflected as Amortization of Other in the Statement of Cash Flows. Amortization of Other decreased in 1996 as the deferred costs of the 1993 flood were fully amortized in 1995.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and nonutility properties. The increase in nonutility properties during 1996 resulted mainly from KLT's purchase of certain oil and gas projects during the year.

      Subsidiary obligations increased during 1996 to finance KLT's purchases of nonutility property and investments. KCPL's common dividend payout ratio was 94% in 1996, 80% in 1995 and 91% in 1994. Merger related costs in 1996 and costs of the voluntary early retirement program in 1994 contributed to the higher ratios in those years.

      EPS for 1997 will be reduced by $0.52 due to a $53 million payment in February 1997 to UtiliCorp for terminating a merger agreement with them and then signing an agreement to combine with Western Resources. After taxes, the payment will reduce 1997 net income by $32 million. We sold commercial paper to pay this termination fee.

      Day-to-day operations, utility construction requirements and dividends are expected to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations, the availability of generating units, and the outcome of pending legal proceedings (see
Note 13 to the Consolidated Financial Statements). The funds needed for the retirement of $393 million of maturing debt through the year 2001 will be provided from operations, refinancings or short-term debt. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

                                                Year Ended December 31
                                          1996          1995          1994
                                                    (thousands)

ELECTRIC OPERATING REVENUES               $903,919      $885,955      $868,272

OPERATING EXPENSES
 Operation
   Fuel                                    140,505       139,371       135,106
   Purchased power                          52,455        38,783        33,929
   Other                                   180,719       178,599       202,304
 Maintenance                                71,495        78,439        72,468
 Depreciation                              103,912        97,225        94,361
 Income taxes                               68,155        77,062        70,949
 General taxes                              97,248        96,821        96,362
 Deferred Wolf Creek costs amortization     11,617        12,607        13,102
    Total                                  726,106       718,907       718,581

OPERATING INCOME                           177,813       167,048       149,691

OTHER INCOME
 Allowance for equity funds
  used during construction                   2,368         2,279         2,087
 Miscellaneous income                        4,843         8,623         3,015
 Miscellaneous deductions                  (55,172)      (11,101)       (7,174)
 Income taxes                               36,402        10,259         4,572
    Total                                  (11,559)       10,060         2,500


INCOME BEFORE INTEREST CHARGES             166,254       177,108       152,191

INTEREST CHARGES
 Long-term debt                             53,939        52,184        43,962
 Short-term debt                             1,251         1,189         1,170
 Miscellaneous                               4,840         3,112         4,128
 Allowance for borrowed funds
  used during construction                  (1,947)       (1,963)       (1,844)
    Total                                   58,083        54,522        47,416

Net Income                                 108,171       122,586       104,775
Preferred Stock
 Dividend Requirements                       3,790         4,011         3,457
Earnings Available for
 Common Stock                             $104,381      $118,575      $101,318

Average Number of Common
 Shares Outstanding                         61,902        61,902        61,903
Earnings per Common Share                    $1.69         $1.92         $1.64
Cash Dividends per
 Common Share                                $1.59         $1.54         $1.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                Year Ended December 31
                                          1996          1995          1994
                                                    (thousands)
Beginning Balance                         $449,966      $426,738      $418,201
Net Income                                 108,171       122,586       104,775
                                           558,137       549,324       522,976
Dividends Declared
  Preferred stock - at required rates        3,782         4,029         3,384
  Common stock                              98,421        95,329        92,854
Ending Balance                            $455,934      $449,966      $426,738

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
                                                     December 31   December 31
                                                        1996          1995
                                                            (thousands)
ASSETS

UTILITY PLANT, at original cost
 Electric                                            $ 3,472,607   $ 3,388,538
 Less-accumulated depreciation                         1,238,187     1,156,115
    Net utility plant in service                       2,234,420     2,232,423
 Construction work in progress                            69,577        72,365
 Nuclear fuel, net of amortization of
   $84,540 and $81,452                                    39,497        54,673
    Total                                              2,343,494     2,359,461

REGULATORY ASSET - DEFERRED WOLF CREEK COSTS                   0         8,880

REGULATORY ASSET - RECOVERABLE TAXES                     126,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      231,874       166,751

CURRENT ASSETS
 Cash and cash equivalents                                23,571        28,390
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,644 and $1,574              27,093        32,830
 Other receivables                                        36,113        31,838
 Fuel inventories, at average cost                        19,077        22,103
 Materials and supplies, at average cost                  47,334        47,175
 Deferred income taxes                                     2,737         5,947
 Other                                                     5,055         5,179
    Total                                                160,980       173,462

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                            9,764        13,007
   KCC Wolf Creek carrying costs                           1,368         4,104
   Other                                                  26,615        21,231
 Other deferred charges                                   14,417        12,610
    Total                                                 52,164        50,952

    Total                                             $2,914,512    $2,882,506

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statements)                       $1,943,647    $1,824,087
CURRENT LIABILITIES
 Commercial paper                                              0        19,000
 Current maturities of long-term debt                     26,591        73,803
 Accounts payable                                         55,618        52,506
 Accrued taxes                                            18,443        39,726
 Accrued interest                                         21,054        16,906
 Accrued payroll and vacations                            25,558        22,764
 Accrued refueling outage costs                            7,181        13,563
 Other                                                    11,980        11,787
     Total                                               166,425       250,055

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   643,189       648,374
 Deferred investment tax credits                          67,107        71,270
 Other                                                    94,144        88,720
    Total                                                804,440       808,364

COMMITMENTS AND CONTINGENCIES  (note 4)

   Total                                              $2,914,512    $2,882,506

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   Year Ended December 31
                                               1996        1995        1994
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $108,171    $122,586    $104,775
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  103,912      97,225      94,361
 Amortization of:
  Nuclear fuel                                  16,094      14,679      10,136
  Deferred Wolf Creek costs                     11,617      12,607      13,102
  Other                                          5,507       8,152       9,608
 Deferred income taxes (net)                    (8,662)     (3,268)     20,524
 Deferred investment tax credit
   amortization and reversals                   (4,163)    (11,570)     (4,345)
 Deferred storm costs                           (8,885)          0           0
 Allowance for equity funds used
   during construction                          (2,368)     (2,279)     (2,087)
 Cash flows affected by changes in:
  Receivables                                    1,462     (17,551)      1,543
  Fuel inventories                               3,026      (5,533)     (2,020)
  Materials and supplies                          (159)     (2,222)       (796)
  Accounts payable                               3,112     (20,980)     14,065
  Accrued taxes                                (21,283)     15,042      (3,116)
  Accrued interest                               4,148       4,697      (3,366)
  Wolf Creek refueling outage accrual           (6,382)     11,443      (5,142)
  Pension and postretirement benefit
   obligations                                     (84)     (4,176)     32,203
 Other operating activities                     11,846       4,325      (2,860)

  Net cash from operating activities           216,909     223,177     276,585

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (100,947)   (134,070)   (124,965)
 Allowance for borrowed funds used
   during construction                          (1,947)     (1,963)     (1,844)
 Purchases of investments                      (35,362)    (56,759)    (67,560)
 Purchases of nonutility property              (20,395)          0           0
 Other investing activities                       (931)      9,046       5,624
  Net cash used in investing
   activities                                 (159,582)   (183,746)   (188,745)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                    135,441     111,055     133,793
 Repayment of long-term debt                   (74,230)    (33,428)   (170,170)
 Special deposits                                    0           0      60,118
 Net change in short-term borrowings           (19,000)    (13,000)      3,000
 Dividends paid                               (102,203)    (99,358)    (96,238)
 Other financing activities                     (2,154)      3,473         335
  Net cash used in financing
   activities                                  (62,146)    (31,258)    (69,162)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                               (4,819)      8,173      18,678
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      28,390      20,217       1,539
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $23,571     $28,390     $20,217

CASH PAID DURING THE YEAR FOR:
 Interest (net of amount capitalized)          $52,457     $48,200     $48,246
 Income taxes                                  $58,344     $67,053     $53,720

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                     December 31   December 31
                                                        1996          1995
                                                           (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      455,934       449,966
 Unrealized gain on securities available for sale          6,484             0
 Capital stock premium and expense                        (1,666)       (1,725)
          Total                                          910,449       897,938
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.38%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00% - (note 8)                                           62         1,436
          Total                                           89,062        90,436

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-term Notes due 1997-2008, 6.81% and
       6.72% weighted-average rate at December 31        468,500       387,000
    4.24%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.13%* due 2015-17                                   196,500       196,500
 Subsidiary Obligations
    Affordable Housing Notes due 2000-05, 8.51%
       and 8.54% weighted-average rate at
       December 31                                        65,368        69,945
    Bank Credit Agreement due 1999, 6.78% and 7.66%
       weighted-average rate at December 31               55,000        23,500
          Total                                          944,136       835,713
          Total                                       $1,943,647    $1,824,087

*  Variable rate securities, weighted-average rate as of December 31, 1996

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Kansas City Power & Light Company is a medium-sized electric utility with more than 435,000 customers in western Missouri and eastern Kansas. About 95% of our retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About two-thirds of our retail sales are to Missouri customers, the remainder to Kansas customers.

      The consolidated financial statements include the accounts of Kansas City Power & Light Company and KLT Inc., a wholly-owned, nonutility subsidiary. The consolidated entity is referred to as KCPL. KLT was formed in 1992 as a holding company for various nonregulated business ventures. Currently, the electric utility accounts for about 92% of consolidated assets and substantially all results of operations. Intercompany balances and transactions have been eliminated. KLT's revenues and expenses have been classified as Other Income and Interest Charges in the income statement.

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

Derivative Financial Instruments

     We use interest rate swap and cap agreements to reduce the impact of changes in interest rates on variable-rate debt.

      Interest rate swap agreements effectively fix the interest rates on a portion of KCPL's variable-rate debt. Interest rate caps limit the interest rate on a portion of KCPL's variable-rate debt by setting a maximum rate. The costs of rate caps are paid annually and included in interest expense. Any difference paid or received due to these agreements is recorded as an adjustment to interest expense.

      These agreements are not marked to market value as they are used only to manage interest expense and the intent is to hold them until their termination date. We do not use derivative financial instruments for trading or other speculative purposes.

Fair Value of Financial Instruments

      The stated values of financial instruments as of December 31, 1996 and 1995, approximated fair market values. KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available.

Securities Available for Sale

      Certain investments in equity securities are accounted for as securities available for sale in accordance with Financial Accounting Standards Board (FASB) Statement No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This requires adjusting the securities to market value with unrealized gains (or losses), net of deferred income taxes, reported as a separate component of shareholders' equity.

Investments in Affordable Housing Limited Partnerships

      Through December 31, 1996, a subsidiary of KLT had invested $97 million in affordable housing limited partnerships. About $80 million of these investments were recorded at cost; the equity method was used for the remainder. Tax credits are recognized in the year generated. A change in accounting principle relating to investments made after May 19, 1995, requires limited partnership investments of more than 5% to use the equity method. Of the investments recorded at cost, $70 million exceed this 5% level but were made prior to May 19, 1995.

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

      AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. It is capitalized as a cost of construction work in progress. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is shown as a noncash item of other income. When a construction project is placed in service, the related AFDC, as well as other construction costs, is used to establish rates under regulatory rate practices. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.5% for 1996, 8.7% for 1995 and 7.8% for 1994.

      Depreciation is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Average annual composite rates were about 3.1% in 1996 compared with 2.9% in 1995 and 1994.

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

Nuclear Plant Decommissioning Costs

      The Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) require the owners of Wolf Creek to submit an updated decommissioning cost study every three years. The most recent study was filed during 1996 and is currently under review by the MPSC and the KCC. Based on this study, total decommissioning costs are expected to increase to reflect 1996 dollars; however, no increase in the current level of funding and expenses is anticipated.

      The following table shows the decommissioning cost estimates and the escalation rate and earnings assumptions approved by the MPSC and the KCC in 1994 with regard to the study filed in 1993. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Plant decommissioning is not expected to start before 2025.

                                              KCC          MPSC
  Future cost of decommissioning:
    Total Station                        $1.3 billion  $1.8 billion
    47% share                            $595 million  $859 million

  Current cost of decommissioning (in
1993 dollars):
    Total Station                        $370 million  $370 million
    47% share                            $174 million  $174 million

  Annual escalation factor                   3.45%         4.50%
  Annual return on trust assets              6.48%         7.66%


     We contribute to a tax-qualified trust fund (about $3 million for each of the last three years) to be used to decommission Wolf Creek. These costs were charged to other operation expenses and recovered in rates. Based on the 1993 study, contributions are expected to increase slightly beginning in 1997. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, we believe a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit. This assumes we continue to be regulated.

      As  of  December  31,  1996 and 1995, the  trust  fund  balance, including reinvested earnings, was $31 and $26 million, respectively. These amounts are reflected in Investments and Nonutility Property. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

      In 1996 FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets, that addressed the accounting for obligations arising from dismantlement, removal, site reclamation, and decontamination of certain long-lived assets. FASB hopes to finalize a statement or revised exposure draft in 1997. If current electric utility industry accounting practices for such decommissioning costs are changed: 1) annual decommissioning expenses could increase, and 2) trust fund income from the external decommissioning trusts could be reported as investment income. We are not able to predict what affect those changes would have on results of operations, financial position, or related regulatory practices until the final issuance of a revised accounting guidance. However, we do not anticipate results of operations to be significantly affected as long as we are regulated.

Nuclear Fuel

      Nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. We pay the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense and recovered through rates.

      A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Management believes additional temporary storage space can be built or obtained as necessary.

Regulatory Assets

      FASB Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. In accordance with this statement, certain items that would normally be reflected in the income statement are deferred on the balance sheet. These items are then amortized as the related amounts are recovered from customers through rates.

      We recognize regulatory assets when allowed by a commission's rate order or when it is probable, based on regulatory precedent, that future rates will recover the amortization of the deferred costs. We continuously monitor changes in market and regulatory conditions and consider the effects of any changes in assessing the continued applicability of FASB 71. If we were unable to apply FASB 71, the unamortized balance of $164 million of our regulatory assets, net of the related tax benefit, would be written off.

     Deferred Wolf Creek Costs

           The KCC and MPSC allowed continued construction accounting for ratemaking purposes after Wolf Creek's 1985 commercial in-service date. Certain other carrying costs were also deferred. The deferrals were amortized and recovered in rates from 1987 through 1996.

     Recoverable Taxes

          See the following Income Taxes section.

     Settlement of Fuel Contracts

           We deferred the cost of terminating certain coal purchase contracts. These costs are being amortized over various periods ending in 2002.

     KCC Wolf Creek Carrying Costs

           The KCC ordered certain Wolf Creek carrying costs to be deferred. These costs are being recovered and amortized over six years ending in June 1997.

     Other

           Other regulatory assets include premium on redeemed debt, deferred costs to decommission and decontaminate federal uranium enrichment facilities and other costs. These deferrals are amortized over various periods extending to 2023. Also included in other regulatory assets are incremental costs of $8.9 million related to an October 1996 snow storm. We have received accounting authority orders from the KCC and MPSC approving the deferral of these costs. The costs will be amortized over five years beginning in January 1997.

Revenue Recognition

     We use cycle billing and accrue estimated unbilled revenue at the end of each reporting period.

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

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Early Retirement Program

     In 1994, 332 employees retired under a voluntary early retirement
plan.   We expensed estimated pension and postretirement program costs of $16.5 and $6.0 million, respectively ($0.22 per share).

      In 1995, 56 employees retired under the Wolf Creek voluntary early retirement plan. We expensed our share of estimated program costs of $2.1 million ($0.02 per share) during the second quarter of 1995.

Pension Plans

      KCPL has defined benefit pension plans for its employees, including officers. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. KCPL satisfies at least the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Funded status of the plans:
December 31                                        1996        1995
                                                     (thousands)
Accumulated benefit obligation:
  Vested                                         $247,264    $251,042
  Nonvested                                         6,526       6,474
     Total                                       $253,790    $257,516

Determination of plan assets less obligations:
  Fair value of plan assets (a)                  $363,285    $339,236
  Projected benefit obligation (b)                307,050     315,395
     Difference                                  $ 56,235    $ 23,841

Reconciliation of difference:
  Accrued trust liability                        $(13,645)   $(13,890)
  Unrecognized transition obligation               10,541      12,612
  Unrecognized net gain                            63,022      29,293
  Unrecognized prior service cost                  (3,683)     (4,174)
     Difference                                  $ 56,235    $ 23,841

(a) Plan assets are invested in insurance contracts, corporate bonds, equity securities, U.S. Government securities, notes, mortgages and short-term investments.
(b) Based on weighted-average discount rates of 8.0% in 1996 and 7.5% in 1995; and increases in future salary levels of 4% to 5% in 1996 and 1995.


Components of provisions for pensions (excluding 1995 and 1994 early retirement program costs):
                                          1996       1995      1994
                                                 (thousands)

Service cost                             $ 8,164    $  6,414  $ 8,193
Interest cost on projected benefit
  obligation                              23,379      22,593   20,759
Actual return on plan assets             (40,831)    (50,108)  (1,143)
Other                                     15,347      25,656  (22,297)
  Net periodic pension cost              $ 6,059    $  4,555  $ 5,512

Long-term rates of return on plan assets of 8.5% to 9.25% were used.

Postretirement Benefits Other Than Pensions

     In addition to providing pension benefits, certain postretirement health care and life insurance benefits are provided for substantially all retired employees.

      We accrue the cost of postretirement health care and life insurance benefits during an employee's years of service. These costs are currently recovered through rates on an accrual basis in Missouri and a pay-as-you-go basis in Kansas. In 1995 we began funding the year's overall net periodic postretirement benefit cost, subject to maximum deductible limits for income tax purposes.

Reconciliation of postretirement benefits to amounts recorded in the balance sheets:

December 31                                           1996      1995
                                                       (thousands)
Accumulated postretirement benefit
 obligation (APBO) (a):
  Retirees                                         $  20,582  $22,515
  Fully eligible active plan participants              3,149    2,659
  Other active plan participants                       8,459    9,315
     Total APBO                                       32,190   34,489
Fair value of plan assets (b)                         (3,620)  (2,189)
Unrecognized transition obligation                   (18,791) (19,965)
Unrecognized net gain                                  3,255      892
Unrecognized prior service cost                         (709)    (786)
     Accrued postretirement benefit obligation
      (included in Deferred Credits
      and Other Liabilities - Other)               $  12,325  $12,441

(a) Based on weighted-average discount rates of 8.0% in 1996 and 7.5% in 1995; and increases in future salary levels of 4% in 1996 and 1995.
(b) Plan assets are invested in certificates of deposit.


Net periodic postretirement benefit cost (excluding 1995 and 1994 early retirement program costs):
                                              1996      1995    1994
                                                    (thousands)

Service cost                                  $  574   $  435  $  645
Interest cost on APBO                          2,520    2,423   2,305
Amortization of unrecognized
  transition obligation                        1,174    1,175   1,175
Other                                              6      (60)     75
  Net periodic postretirement benefit cost    $4,274   $3,973  $4,200

      Actuarial assumptions include an increase in the annual health care cost trend rate for 1997 of 10%, decreasing gradually over a four-
year  period  to  its  ultimate level of 6%.   The  health  care  plan
requires retirees to share in the cost when premiums exceed a certain amount. Because of this provision, an increase in the assumed health care cost trend rate by 1% per year would only increase the APBO as of December 31, 1996, by about $704,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 1996 by about $80,000.

Long-term Incentive Plan

     We have granted stock options where the exercise price equals the market price of KCPL's common stock on the grant date. One-half of all options granted vest one year after the grant date, the other half vest two years after the grant date. When exercised, recipients receive shares of stock and accumulated dividends (as though they had been reinvested). Unexercised options expire 10 years after the grant date.

      KCPL follows APB Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for this plan. Because of the dividend provision, we expensed $1.4, $1.0 and $0.4 million for 1996, 1995 and 1994, respectively. The expense includes accumulated and reinvested dividends plus the appreciation in stock price since the grant date. If the stock price fell below the exercise price, the cumulative expense related to those options is reversed.

      If KCPL accounted for this plan using the optional, fair-value method of FASB Statement No. 123 - Accounting for Stock-Based Compensation, the fair value of options granted and related expense recorded for these plans would not be material.

      For options outstanding at December 31, 1996, exercise prices range from $20.625 to $26.188 and the weighted-average remaining contractual life is 7 years.

Stock option activity over the last three years is summarized below:
                                    1996             1995             1994
                               shares  price*   shares  price*   shares  price*
Outstanding at January 1       266,125 $22.14   197,375 $21.87   145,125 $22.60
  Granted                       59,000  26.19    68,750  23.06    69,125  20.63
  Exercised                    (26,250) 22.27         -      -    (6,000) 21.63
  Canceled                           -      -         -      -   (10,875) 23.88
Outstanding at December 31     298,875 $22.96   266,125 $22.18   197,375 $21.87
Exercisable as of December 31  206,500 $22.02   162,813 $22.14   102,125 $22.20
*weighted-average exercise price

3. INCOME TAXES

Income tax expense consisted of the following:
                                          1996        1995      1994
                                                  (thousands)
Current income taxes:
  Federal                                 $35,816    $69,697   $42,736
  State                                     8,762     11,944     7,462
     Total                                 44,578     81,641    50,198

Deferred income taxes, net:
  Federal                                  (7,441)    (3,152)   17,005
  State                                    (1,221)      (116)    3,519
     Total                                 (8,662)    (3,268)   20,524

Investment tax credit amortization
  and reversals                            (4,163)   (11,570)   (4,345)
     Total income tax expense             $31,753    $66,803   $66,377


KCPL's effective income tax rates differed from the statutory federal rates mainly due to the following:
                                            1996      1995      1994

Federal statutory income tax rate           35.0%     35.0%     35.0%
Differences between book and tax
  depreciation not normalized               (0.4)      1.2       1.2
Amortization of investment tax credits      (3.0)     (2.5)     (2.5)
Income    tax    credits                    (9.1)     (2.3)     (0.2)
State income taxes                           3.5       4.1       4.2
Other                                       (3.3)     (0.2)      1.1
     Effective income tax rate              22.7%     35.3%     38.8%

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:
December 31                                        1996        1995
                                                     (thousands)

Plant related                                   $562,287     $572,792
Recoverable taxes                                 49,000       48,000
Other                                             29,165       21,635
     Net deferred income tax liability          $640,452     $642,427

The net deferred income tax liability consisted of the following:
December 31                                        1996        1995
                                                       (thousands)

Gross deferred income tax assets                $(60,979)    $(61,181)
Gross deferred income tax liabilities            701,431      703,608
     Net deferred income tax liability          $640,452     $642,427

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

    In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. KCPL's share of any remaining proceeds can be used for property damage and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted (see Note 1 - Nuclear Plant Decommissioning Costs).

     Extra Expense Insurance - Including Replacement Power

    The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

     Retrospective Assessments

           Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $8 million.

     Other

           In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on our financial condition and results of operations.

Nuclear Fuel Commitments

      As of December 31, 1996, KCPL's portion of Wolf Creek nuclear fuel commitments included $130 million for enrichment and fabrication through 2025 and $15 million for uranium and conversion through 2001.

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

Long-term Coal Contracts

     KCPL's share of coal purchased under long-term contracts was $36, $42 and $21 million in 1996, 1995 and 1994, respectively. Under these coal contracts, KCPL's remaining share of purchase commitments totals $113 million. Obligations for the years 1997 through 2001 total $34, $20, $20, $10 and $10 million, respectively. The remainder of our coal requirements are fulfilled through spot market purchases.

Leases

      KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs, we can cancel the lease if we are able to secure an alternative transmission path. Commitments under this lease total $2 million per year and $54 million over the remaining life of the lease if it is not canceled.

      Rental expense for other leases including railcars, computer equipment, buildings, transmission line and other items was $18 to $20 million per year during the last three years. The remaining rental commitments under these leases total $174 million. Obligations for the years 1997 through 2001 average $14 million per year. Capital leases are not material and are included in these amounts.

      As the managing partner of three jointly-owned generating units, we have entered into leases for railcars to serve those units. The entire lease commitment is reflected in the above amounts although about $2 million per year ($31 million total) will be reimbursed by the other owners.

Purchased Capacity Commitments

       We purchase capacity from other utilities and nonutility suppliers. Purchased capacity gives us the option to purchase energy if needed or when market prices are favorable. This provides a cost-effective alternative to new construction. As of December 31, 1996, contracts to purchase capacity total $267 million through 2016. During 1996, 1995 and 1994, capacity purchases were $26, $17 and $13 million, respectively. For the years 1997 through 2001, these commitments average $22 million per year. For each of the next five years, net capacity purchases represent about 11% of KCPL's 1996 total available capacity.

Legal Proceedings

     See Note 13.

5.  SECURITIES AVAILABLE FOR SALE

      KLT Inc., a wholly-owned subsidiary of KCPL, held a $5 million investment in convertible preferred stock. In September 1996 the investee company completed a public offering triggering conversion of the preferred stock into common stock. As a result of the conversion, the carrying value of the investment at December 31, 1996, was adjusted to its market value of $15.2 million. The $10.2 million increase in market value over original cost resulted in an unrealized gain at December 31, 1996, of $6.5 million (net of deferred taxes of $3.7 million).

6. SALE OF ACCOUNTS RECEIVABLE

      As of December 31, 1996 and 1995, an undivided interest in $60 million of designated customer accounts receivable was sold with limited recourse. Related costs of $3.5, $3.8 and $2.8 million for 1996, 1995 and 1994, respectively, were included in Other Income - Miscellaneous deductions.

7. SHORT-TERM BORROWINGS

      Short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted-average interest rate on the short-term debt outstanding as of December 31,
1995, was 5.9%. As of December 31, 1996, under minimal fee arrangements, unused bank lines of credit totaled $280 million.

8. COMMON STOCK EQUITY, PREFERRED STOCK AND REDEEMABLE PREFERRED STOCK

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

      As of December 31, 1996 and 1995, KCPL held 12,907 and 6,643 shares of its common stock to be used for future distribution, respectively. The cost of these shares is included in Investments and Nonutility Property.

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

Preferred Stock and Redeemable Preferred Stock

      Scheduled mandatory sinking fund requirements for the redeemable 4% Cumulative Preferred Stock are 1,600 shares per year. Shares issued as of December 31 totaled 12,757 in 1996 and 14,357 in 1995. Shares held by KCPL at December 31 to meet future sinking fund requirements totaled 12,134 in 1996 and 3,192 in 1995. The cost of the shares held at the end of 1996 is reflected as a reduction of the capital account while at the end of 1995 is included in Investments and Nonutility Property.

      As of December 31, 1996, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. We have the option to redeem the $89 million Cumulative Preferred Stock at prices approximating par or stated value.

9. LONG-TERM DEBT

General Mortgage Bonds and Unsecured Notes

      KCPL is authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant.

     As of December 31, 1996, $644 million general mortgage bonds were pledged under the Indenture to secure the outstanding medium-term notes and revenue refunding bonds.

      KCPL is also authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. This indenture prohibits KCPL from issuing additional general mortgage bonds while any unsecured notes are outstanding. As of December 31, 1996, no unsecured notes had been issued.

Interest Rate Swap and Cap Agreements

      As of December 31, 1996, we had entered into five interest rate swap agreements and three cap agreements to limit the interest rate on $120 million of long-term debt. The swap agreements mature from 1997 to 1998 and effectively fix the interest rates on $60 million of variable-rate debt to a weighted-average rate of 3.84% as of December 31, 1996. The cap agreements limit the interest rate on $60 million of variable-rate debt to 5.0% expiring through 1998.

      As of December 31, 1995, we had entered into eight interest rate swap agreements and three cap agreements limiting the interest rate on $150 million of long-term debt. The swap agreements matured from 1996 to 1998 and effectively fixed the interest rates on $90 million of variable-rate debt to a weighted-average rate of 3.7% as of December 31, 1995. The cap agreements limited the interest rate on $60 million of variable-rate debt to 5.0% expiring through 1998.

      These swap and cap agreements are with several highly rated financial institutions and simply limit our exposure to increases in interest rates. They do not subject KCPL to any material credit or market risks. The fair value of these agreements is immaterial and is not reflected in the financial statements. Although derivatives are an integral part of our interest rate management, their incremental effect on interest expense for 1996 and 1995 was insignificant.

Subsidiary Obligations

     During 1995 KLT entered into a long-term revolving line of credit agreement for $65 million collateralized by the capital stock of KLT's direct subsidiaries. During 1996 KLT amended this agreement, extending the amount of credit available to $150 million. Other significant terms were not changed. The affordable housing notes are collateralized by the affordable housing investments.

Scheduled Maturities

      Long-term debt maturities for the years 1997 through 2001 are $27, $73, $136, $66 and $91 million, respectively.

10. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

     Joint ownership agreements with other utilities provide undivided interests in utility plants as of December 31, 1996, as follows (in millions of dollars):

                                        Wolf Creek  LaCygne     Iatan
                                           Unit      Units       Unit
KCPL's share                              47%         50%        70%

Utility plant in service                $1,344      $  287      $  244
Estimated accumulated depreciation
  (production plant only)               $  357      $  171      $  129
Nuclear fuel, net                       $   39      $    -      $    -
KCPL's accredited capacity-megawatts       548         672         469

      Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement. Western Resources, Inc. (Western Resources) also owns a 47% share of the Wolf Creek unit and a 50% share of the LaCygne units (see Note 11).

11. AGREEMENT AND PLAN OF MERGER WITH WESTERN RESOURCES

      On February 7, 1997, KCPL and Western Resources entered into an Agreement and Plan of Merger (the Merger Agreement) to form a strategic business combination. The effective time of the merger is dependent upon all conditions of the Merger Agreement being met or waived. At the effective time, KCPL will merge with and into Western Resources, with Western Resources being the surviving corporation.

      Western Resources first delivered an unsolicited exchange offer to KCPL's Board of Directors during the second quarter of 1996. This initial offer, subject to numerous conditions, proposed the exchange of $28 (later increased to $31) worth of Western Resources stock for each share of KCPL stock. After careful consideration, both offers were rejected by KCPL's Board of Directors. In July 1996 Western Resources commenced an exchange offer for KCPL common stock. In late 1996 KCPL began discussing a possible merger with Western Resources leading to the Merger Agreement.

      Under the terms of the Merger Agreement, KCPL common stock will be exchanged for Western Resources common stock valued at $32.00, subject to a conversion ratio limiting the amount of Western Resources common stock that holders of KCPL common stock would receive per share of KCPL common stock to no more than 1.1 shares (if Western Resources' stock is priced at or below $29.09 per share), and no less than 0.917 shares (if Western Resources' stock is priced at or above $34.90 per share). However, there is a provision in the Merger Agreement that allows KCPL to terminate the merger if Western Resources' stock price drops below $27.64 and either the Standard and Poor's Electric Companies Index increases or the decline in Western Resources stock exceeds by approximately 5% any decline in this index. Western Resources could avoid this termination by improving the conversion ratio.

       The transaction is subject to several closing conditions including approval by each company's shareholders, approval by a number of regulatory authorities (statutory approvals) and dissenting shares equaling less than 5.5% of KCPL's outstanding shares. If the effective time has not occurred by June 30, 1998 (the termination date), either party may terminate the agreement as long as they did not contribute to the delay. This termination date will be automatically extended to June 30, 1999, if all of the Merger Agreement closing conditions have been met except for certain conditions relating to statutory approvals.

      The Merger Agreement does not allow KCPL to increase its common stock dividend prior to the effective time or termination. It also requires KCPL to redeem all outstanding shares of preferred stock prior to completion of the merger.

       If the Merger Agreement is terminated under certain circumstances, a payment of $50 million will be due Western Resources if, within two and one-half years following termination, KCPL agrees to consummate a business combination with a third party that made a proposal to combine prior to termination. Western Resources will pay KCPL $5 to $35 million if the Merger Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion, a favorable letter from its accountants regarding pooling accounting, favorable statutory approvals, or an exemption from the Public Utility Holding Company Act of 1935.

      In February 1997 KCPL paid UtiliCorp United Inc. (UtiliCorp) $53 million for agreeing to combine with Western Resources within two and one-half years from the termination of KCPL's agreement to merge with UtiliCorp. This agreement was terminated due to failure of KCPL shareholders to approve the transaction with UtiliCorp.

12. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1996
Operating revenues              $  207    $  226    $  270     $ 201
Operating income                    35        42        68        33
Net income                          25        27        36        20
Earnings  per  common share     $ 0.38    $ 0.43    $ 0.57     $0.31



                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1995
Operating revenues              $  199    $  205    $  278     $  204
Operating income                    29        31        72         35
Net income                          23        19        58         23
Earnings per common share       $ 0.35    $ 0.29    $ 0.91     $ 0.37

      The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months. As a result of terminating the merger agreement with UtiliCorp, $13 million in previously deferred merger costs and a $5 million termination fee were expensed lowering 1996 third quarter earnings. During 1996 about $13 million in costs to defend against Western Resources' unsolicited exchange offer were expensed ($5 million during the second quarter and $8 million during the third quarter).

13. LEGAL PROCEEDINGS

       Jack R. Manson (Manson), as a representative of KCPL's shareholders, alleged in a District Court proceeding, that KCPL and its directors breached their fiduciary duties in adopting the Amended Merger Agreement with UtiliCorp (Agreement). Manson also alleged their actions 1) were illegal, 2) illegally deprived KCPL shareholders of voting and appraisal rights under Missouri law, and 3) were a disproportionate response to Western Resources' acquisition offer. Also, on June 7, 1996, Western Resources and Robert L. Rives each alleged against KCPL in the same court proceeding, that the Agreement was illegal under Missouri law and the directors had breached their fiduciary duties by adopting the Agreement.

      By order dated November 25, 1996, the District Court allowed Manson to amend his allegation to allege that the directors breached their fiduciary duties by refusing to negotiate a merger with Western Resources and committed reckless, grossly negligent, or negligent waste of corporate assets by pursuing the merger with UtiliCorp. Manson seeks monetary damages in an unspecified amount for the waste of corporate assets. KCPL filed a motion on December 9, 1996, to dismiss Manson's amendment; it is currently pending before the District Court. The Company cannot predict the outcome of these proceedings at this time.

14. SUBSEQUENT EVENTS

      In 1997 KLT closed investments totaling nearly $60 million financed through additional borrowings.




                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Kansas City Power & Light Company:

      We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiary listed in the index on page 43 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.


Kansas City, Missouri
February 14, 1997

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                          PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors

    See General Note to Part III.

    Executive Officers

        See  Part  I,  page  7, entitled  "Officers  of  the
Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

    See General Note to Part III.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

    See General Note to Part III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

GENERAL NOTE TO PART III

     Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, and 12) of Form 10-K not disclosed above will be either (i) incorporated by reference to the Definitive Proxy Statement for KCPL's 1997 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission not later than April 30, 1997, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.


                                   PART IV


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND
REPORTS ON FORM 8-K

                                                              Page
                                                               No.
Financial Statements

a.  Consolidated Statements of Income and Consolidated          21
    Statements of Retailed Earnings for the years ended
    December 31, 1996, 1995, and 1994

b.  Consolidated Balance Sheets - December 31, 1996, and        22

c.  Consolidated Statements of Cash Flows for the years ended   23
    December 31, 1996, 1995, and 1994

d.  Consolidated Statements of Capitalization - December 31,
    1996 and 1995                                               24

e.  Notes to Consolidated Financial Statements                  25

f.  Report of Independent Accountants                           41

Exhibits

Exhibit
Number                   Description of Document

2      *Amendment  and Plan of Merger (Exhibit  (2)-1
        to Form 8-K dated February 11,  1997).
3-a    *Restated  Articles of Consolidation  of  KCPL
        dated as of May 5, 1992 (Exhibit 4 to Registration Statement, Registration No. 33-54196).
3-b    *By-laws of KCPL, as amended and in effect  on
        August  6,  1996 (Exhibit 3(ii) to  Form 10-Q  dated
        September 30, 1996).
4-a    *General Mortgage and Deed of Trust  dated  as
        of December 1, 1986, between KCPL and UMB Bank, n.a. (formerly United Missouri Bank) of Kansas City, N.A., Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
4-b    *Third  Supplemental  Indenture  dated  as  of
        April 1, 1991, to Indenture dated as of December 1, 1986 (Exhibit 4-aq to Registration Statement, Registration No. 33-42187).
4-c    *Fourth  Supplemental Indenture  dated  as  of
        February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for year ended December 31, 1991).
4-d    *Fifth  Supplemental  Indenture  dated  as  of
        September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1992).
4-e    *Sixth  Supplemental  Indenture  dated  as  of
        November   1,  1992,  to  Indenture  dated   as   of
        December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).
4-f    *Seventh  Supplemental Indenture dated  as  of
        October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1993).
4-g    *Eighth  Supplemental Indenture  dated  as  of
        December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).
4-h    *Ninth  Supplemental  Indenture  dated  as  of
        February 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).
4-i    *Tenth  Supplemental  Indenture  dated  as  of
        November 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4I to Form 10-K for year ended December 31, 1994).
4-j    *Resolution of Board of Directors Establishing
        3.80% Cumulative Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).
4-k    *Resolution of Board of Directors Establishing
        4% Cumulative Preferred Stock (Exhibit 2-S to Registration Statement, Registration No. 2-40239).
4-l    *Resolution of Board of Directors Establishing
        4.50% Cumulative Preferred Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).
4-m    *Resolution   of  Board  of  Directors  Establishing
        4.20% Cumulative Preferred Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).
4-n    *Resolution of Board of Directors Establishing
        4.35% Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4-o    *Certificate  of  Designation  of  Board   of
        Directors Establishing the $50,000,000 Cumulative No Par Preferred Stock, Auction Series A (Exhibit 4-a to Form 10-Q dated March 31, 1992).
4-p    *Indenture for Medium-Term Note Program  dated
        as of April 1, 1991, between KCPL and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-42187).
4-q    *Indenture for Medium-Term Note Program  dated
        as of February 15, 1992, between KCPL and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).
4-r    *Indenture for Medium-Term Note Program  dated
        as of November 15, 1992, between KCPL and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).
4-s    *Indenture for Medium-Term Note Program  dated
        as of November 17, 1994, between KCPL and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc. (Exhibit 4-s to Form 10-K for year ended December 31, 1994).
4-t     Indenture  for Medium-Term  Note  Program
        dated as of December 1, 1996, between KCPL and The Bank of New York. (Exhibit 4 to Registration Statement, Registration No. 333-17285).
10-a   *Copy  of  Wolf  Creek Generating Station  Ownership
        Agreement between Kansas City Power & Light Company, Kansas Gas and Electric Company and Kansas Electric Power Cooperative, Inc. (Exhibit 10-d to Form 10-K for the year ended December 31, 1981).
10-b   *Copy of Receivables Purchase Agreement dated as  of
        September 27, 1989, between KCPL, Commercial Industrial Trade-Receivables Investment Company and Citicorp North America, Inc., (Exhibit 10-p to Form 10-K for year ended December 31, 1989).
10-c   *Copy   of   Amendment   to   Receivables   Purchase
        Agreement dated as of August 8, 1991, between KCPL, Commercial Industrial Trade-Receivables Investment Company and Citicorp North America, Inc. (Exhibit 10-m to Form 10-K for year ended December 31,
        1991).
10-d   *Long-Term   Incentive   Plan   (Exhibit    28    to
        Registration Statement, Registration 33-42187).
10-e    Long-and  Short-Term Incentive Compensation  Plan,
        January 1, 1997.
10-f   *Copy  of Indemnification Agreement entered into  by
        KCPL  with  each  of  its  officers  and  directors.
        (Exhibit   10-f   to  Form  10-K  for   year   ended
        December 31, 1995).
10-g   *Copy  of Severance Agreement entered into  by  KCPL
        with certain of its executive officers. (Exhibit 10 to Form 10-Q dated June 30, 1993).
10-h   *Copy  of  Amendment  to Severance  Agreement  dated
        January 15, 1996, entered into by KCPL with certain of its executive officers. (Exhibit 10-h to Form 10-K dated December 31, 1995).
10-i Copy of Amendment to Severance Agreement dated January, 1997 entered into by KCPL with certain of its executive officers.
10-j   *Copy  of  Supplemental  Executive  Retirement   and
        Deferred Compensation Plan (Exhibit 10-h to Form 10-K for year ended December 31, 1993).
10-k   *Copy   of   $50  million  Letter  of   Credit   and
        reimbursement agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-i to Form 10-K for year ended December 31, 1993).
10-l   *Copy   of   $56  million  Letter  of   Credit   and
        Reimbursement Agreement dated as of August 19, 1993, with Societe Generale, Chicago Branch (Exhibit 10-j to Form 10-K for year ended December 31, 1993).
10-m   *Copy   of   $50  million  Letter  of   Credit   and
        Reimbursement Agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-k to Form 10-K for year ended December 31, 1993).
10-n   *Copy   of   $40  million  Letter  of   Credit   and
        Reimbursement Agreement dated as of August 19, 1993, with Deutsche Bank AG, acting through its New York and Cayman Islands Branches (Exhibit 10-l to Form 10-K for year ended December 31, 1993).
10-o   *Copy  of Railcar Lease dated as of April 15,  1994,
        between Shawmut Bank Connecticut, National Association, and KCPL (Exhibit 10 to Form 10-Q for period ended June 30, 1994).
10-p   *Copy  of  Amendment  No. 2 to Receivables  Purchase
        Agreement between KCPL and Ciesco L.P. and Citicorp North America, Inc. (Exhibit 10 to Form 10-Q for period ended September 30, 1994).
10-q   *Copy  of  Railcar  Lease dated as  of  January  31,
        1995, between First Security Bank of Utah, National Association, and KCPL (Exhibit 10-o to Form 10-K for year ended December 31, 1994).
10-r   *Copy  of  Lease Agreement dated as of  October  18,
        1995, between First Security Bank of Utah, N.A., and KCPL (Exhibit 10 to Form 10-Q for period ended September 30, 1995).
12      Computation  of  Ratios  of  Earnings  to  Fixed
        Charges.
23-a    Consent of Counsel.
23-b    Consent of Independent Accountants--Coopers  &
        Lybrand L.L.P.
24      Powers of Attorney.
27      Financial Data Schedules (filed electronically).

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

Reports on Form 8-K

   No report on Form 8-K was filed in the last quarter of 1996; however, a report on Form 8-K was filed with the Securities and Exchange Commission on February 11, 1997, with attached copy of the Agreement and Plan of Merger dated as of February 7, 1997, by and among KCPL and Western Resources, Inc.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 17th day of March, 1997.

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

       Signature                        Title                       Date

                                Chairman of the Board and      )
/s/ Drue Jennings               President (Principal           )
   (Drue Jennings)              Executive Officer)             )
                                                               )
                                Executive Vice President-Chief )
/s/ Bernard J. Beaudoin         Financial Officer (Principal   )
   (Bernard J. Beaudoin)        Financial Officer)             )
                                                               )
/s/ Neil A. Roadman             Controller (Principal          )
   (Neil A. Roadman)            Accounting Officer)            )
                                                               )
    David L. Bodde*             Director                       )
                                                               )
    William H. Clark*           Director                       ) March 17, 1997
                                                               )
    Robert J. Dineen*           Director                       )
                                                               )
    Arthur J. Doyle*            Director                       )
                                                               )
    W. Thomas Grant II*         Director                       )
                                                               )
    George E. Nettels, Jr.*     Director                       )
                                                               )
    Linda Hood Talbott*         Director                       )
                                                               )
    Robert H. West*             Director                       )
                                                               )

*By  /s/ Drue Jennings
       (Drue Jennings)
       Attorney-in-Fact