Form 10-Q
period 1997-03-31
KANSAS CITY POWER & LIGHT CO
filed 1997-05-09
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

  Registrant's telephone number, including area code: (816) 556-
2200


Indicate  by  check  mark whether the registrant  (1)  has  filed all
reports  required to be filed by Section 13 or 15(d) of the
Securities
Exchange  Act  of  1934 during the preceding 12 months  (or  for such
shorter period that the registrant was required to file such reports),
and  (2) has been subject to such filing requirements for the past  90
days.

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at
May 7, 1997, was 61,895,819 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                      March 31     December 31
                                                        1997          1996
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,479,539    $3,472,607
 Less-accumulated depreciation                         1,261,837     1,238,187
    Net utility plant in service                       2,217,702     2,234,420
 Construction work in progress                            84,863        69,577
 Nuclear fuel, net of amortization of
   $89,655 and $84,540                                    36,797        39,497
    Total                                              2,339,362     2,343,494

REGULATORY ASSET - RECOVERABLE TAXES                     126,000       126,000

INVESTMENTS AND NONUTILITY PROPERTY                      306,419       231,874

CURRENT ASSETS
 Cash and cash equivalents                                25,112        23,571
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,360 and $1,644              15,679        27,093
 Other receivables                                        21,632        36,113
 Fuel inventories, at average cost                        17,717        19,077
 Materials and supplies, at average cost                  47,297        47,334
 Deferred income taxes                                     3,672         2,737
 Other                                                     6,778         5,055
    Total                                                137,887       160,980

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                            9,358         9,764
   KCC Wolf Creek carrying costs                             684         1,368
   Other                                                  25,114        26,615
 Other deferred charges                                   28,762        14,417
    Total                                                 63,918        52,164

    Total                                             $2,973,586    $2,914,512

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       414,774       455,934
 Unrealized gain on securities available for sale          1,681         6,484
 Capital stock premium and expense                        (1,666)       (1,666)
         Common stock equity                             864,486       910,449
Cumulative preferred stock                                89,000        89,000
Cumulative redeemable preferred stock                         62            62
Refinanced short-term borrowings                          93,000             0
Long-term debt                                           925,136       944,136
     Total                                            $1,971,684    $1,943,647
CURRENT LIABILITIES
 Notes payable to banks                                    1,361             0
 Commercial paper                                          8,000             0
 Current maturities of long-term debt                     71,091        26,591
 Accounts payable                                         36,745        55,618
 Accrued taxes                                            11,087        18,443
 Accrued interest                                         19,863        21,054
 Accrued payroll and vacations                            21,395        25,558
 Accrued refueling outage costs                            9,280         7,181
 Other                                                    12,031        11,980
     Total                                               190,853       166,425

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   638,508       643,189
 Deferred investment tax credits                          66,051        67,107
 Other                                                   106,490        94,144
    Total                                                811,049       804,440

COMMITMENTS AND CONTINGENCIES (note 4)

   Total                                              $2,973,586    $2,914,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(thousands of dollars)

                                        Year to Date              Twelve Months Ended
                                          March 31                     March 31
                                     1997         1996            1997         1996

ELECTRIC OPERATING REVENUES        $ 194,744    $ 206,624       $ 892,039    $ 893,673

OPERATING EXPENSES
 Operation
   Fuel                               34,922       30,773         144,654      135,425
   Purchased power                    11,246       13,985          49,716       46,036
   Other                              43,923       43,499         181,143      177,653
 Maintenance                          16,816       18,029          70,282       75,790
 Depreciation                         27,842       24,716         107,038       97,802
 Taxes
   Income                              8,530       13,413          63,272       78,858
   General                            22,692       24,361          95,579       97,325
 Deferred Wolf Creek costs
   amortization                          684        2,904           9,397       12,235
    Total                            166,655      171,680         721,081      721,124

OPERATING INCOME                      28,089       34,944         170,958      172,549

OTHER INCOME
 Allowance for equity funds
  used during construction               260          660           1,968        2,704
 Miscellaneous income                  3,893          741           7,995        1,123
 Miscellaneous deductions            (62,161)      (3,785)       (113,548)     (13,213)
 Income taxes                         30,233        6,221          60,414       16,816
    Total                            (27,775)       3,837         (43,171)       7,430


INCOME BEFORE INTEREST CHARGES           314       38,781         127,787      179,979

INTEREST CHARGES
 Long-term debt                       14,516       13,424          55,031       53,275
 Short-term debt                         839          118           1,972          687
 Miscellaneous                           875        1,106           4,609        3,600
 Allowance for borrowed funds
  used during construction              (784)        (390)         (2,341)      (1,805)
    Total                             15,446       14,258          59,271       55,757

PERIOD RESULTS
 Net income (loss)                   (15,132)      24,523          68,516      124,222
 Preferred stock
  dividend requirements                  955          957           3,788        3,942
 Earnings (Loss) applicable to
  common stock                       (16,087)      23,566          64,728      120,280

Average number of common
 shares outstanding                   61,896       61,902          61,900       61,902
Earnings (Loss) per common share      ($0.26)       $0.38           $1.05        $1.94
Cash dividends per
 common share                         $0.405       $0.390          $1.605       $1.550
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1997      1996       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                     $(15,132) $ 24,523   $ 68,516  $124,222
 Adjustments to reconcile net income
  (loss)to net cash from operating
    activities:
 Depreciation                            27,842    24,716    107,038    97,802
 Amortization of:
  Nuclear fuel                            5,115     1,197     20,012    12,464
  Deferred Wolf Creek costs                 684     2,904      9,397    12,235
  Other                                   1,362     1,409      5,460     7,533
 Deferred income taxes (net)             (2,885)    5,731    (17,278)    7,278
 Deferred investment tax credit
   amortization and reversals            (1,056)   (1,024)    (4,195)   (4,242)
 Deferred storm costs                         0         0     (8,885)        0
 Deferred merger costs                   (4,787)   (5,383)       596    (5,383)
 Allowance for equity funds used
   during construction                     (260)     (660)    (1,968)   (2,704)
 Cash flows affected by changes in:
  Receivables                            25,895    17,810      9,547    (9,863)
  Fuel inventories                        1,360     5,083       (697)    4,047
  Materials and supplies                     37     1,503     (1,625)     (805)
  Accounts payable                      (18,873)     (465)   (15,296)   10,211
  Accrued taxes                          (7,356)    1,543    (30,182)  (17,084)
  Accrued interest                       (1,191)    4,885     (1,928)   11,765
  Wolf Creek refueling outage
    accrual                               2,099   (13,006)     8,723    (4,743)
 Pension and postretirement benefit
     obligations                           (532)     (519)       (97)   (2,290)
 Other operating activities              (2,238)    1,878      7,730    12,864
  Net cash from operating
   activites                             10,084    72,125    154,868   253,307

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (27,402)  (29,549)   (98,800) (136,962)
 Allowance for borrowed funds used
   during construction                     (784)     (390)    (2,341)   (1,805)
 Purchases of investments               (77,241)  (17,589)   (95,014)  (67,893)
 Purchases of nonutility property        (1,611)        0    (22,006)        0
 Other investing activities              (4,397)   (1,804)    (3,524)    3,936
  Net cash from investing
   activities                          (111,435)  (49,332)  (221,685) (202,724)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt              32,000    11,827    155,614   118,719
 Repayment of long-term debt             (6,500)        0    (80,730)  (33,428)
 Net change in short-term borrowings    102,361    (9,000)    92,361   (31,500)
 Dividends paid                         (26,028)  (25,112)  (103,119)  (99,925)
 Other financing activities               1,059      (149)      (946)    2,834
  Net cash from financing
   activities                           102,892   (22,434)    63,180   (43,300)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                           1,541       359     (3,637)    7,283

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            23,571    28,390     28,749    21,466

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $25,112   $28,749    $25,112   $28,749

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)    $17,019    $8,962    $60,514   $42,354
Income taxes                                 $0    $5,072    $53,272   $68,150

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            March 31             March 31
                                         1997      1996       1997      1996


Beginning balance                      $455,934  $449,966   $449,377  $425,080

Net income (loss)                       (15,132)   24,523     68,516   124,222
                                        440,802   474,489    517,893   549,302
Dividends declared
   Preferred stock - at required rates      960       970      3,772     3,977
   Common stock                          25,068    24,142     99,347    95,948

Ending balance                         $414,774  $449,377   $414,774  $449,377

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

      In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 1996 annual report on Form 10-K.

1.  AGREEMENT AND PLAN OF MERGER WITH WESTERN RESOURCES

     On February 7, 1997, Kansas City Power & Light Company (KCPL) and Western Resources, Inc. (Western Resources) entered into an Agreement and Plan of Merger (the Merger Agreement) to form a strategic business combination. The effective time of the merger is dependent upon all conditions of the Merger Agreement being met or waived. At the effective time, KCPL will merge with and into Western Resources, with Western Resources being the surviving corporation.

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

      During the first quarter of 1997, $4.8 million of merger-related costs were deferred by KCPL and are included in Other deferred charges. These costs will be expensed in the first reporting period subsequent to closing of the merger.

2.  SECURITIES AVAILABLE FOR SALE

      Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses), net of deferred income taxes, reported as a separate component of shareholders' equity.

     The cost of securities available for sale held by KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, was $5 million as of March 31, 1997 and December 31, 1996. Unrealized gains, net of deferred income taxes, decreased to $1.7 million at March 31, 1997, from $6.5 million at December 31, 1996.

3.  CAPITALIZATION

      From January 1 to March 31, 1997, KCPL repaid $6.5 million of medium-term notes. KCPL is authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. As of March 31, 1997, no unsecured medium-term notes had been issued.

     In April 1997 KCPL Financing I (Trust), a wholly-owned subsidiary of Kansas City Power & Light Company, issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is subordinated debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCPL guarantees the payment of distributions on the preferred securities to the extent that KCPL has made payments of interest or principal on the debentures. These payments will be reflected as Miscellaneous Interest Charges in the Consolidated Statement of Income and will be tax deductible by KCPL. KCPL may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCPL may redeem all or a portion of the debentures after March 31, 2002, requiring an equal amount of preferred securities to be redeemed at face value plus accrued and unpaid distributions. KCPL used $93,000,000 of the proceeds from this issuance to repay short-term obligations. This amount is reflected in the consolidated balance sheet at March 31, 1997, as "Refinanced short-term borrowings".

     From April 1 through May 7, 1997, KLT's long-term debt, including current maturities, increased $6.6 million.

4.  LEGAL PROCEEDINGS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

     As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are improving the efficiency of KCPL's core utility operations, lowering prices and offering new services. KCPL now offers customized energy packages to larger customers, including options offering natural gas contracts. We are also creating growth through our unregulated subsidiary (see Nonregulated Opportunities below). As competition presents new opportunities, we will consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring wholesale and retail businesses. We have entered an Agreement and Plan of Merger with Western Resources, Inc. (Western Resources). This agreement was reached after nine months of defending against an unsolicited exchange offer (see Note 1 to the Consolidated Financial Statements).

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

      FERC's April 1996 order is likely to encourage more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. Kansas has created a retail wheeling task force to study and report on related issues. In Missouri, legislative committees are being formed to study the issue while the Missouri Public Service Commission (MPSC) has established a task force to plan for implementation of retail wheeling if authorized by law.

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

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 22% of KCPL's retail mwh sales are to industrial customers compared to the utility industry average of about 35%. KCPL has a flexible rate structure with industrial rates that are competitively priced within our region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. There has not been direct competition for retail electric service in our service territory although there has been competition in the bulk power market and between alternative fuels.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 _ Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $161 million at March 31, 1997, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

       KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated, mainly energy-related business ventures. KLT's strategy capitalizes on new market opportunities by combining our expertise in energy-related fields with the knowledge of our joint venture partners. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, telecommunications, and affordable housing limited partnerships.

      We had a total equity investment in KLT of $99 million as of March 31, 1997, and expect that investment to grow to about $210 million within the next five years. KLT's consolidated assets at March 31, 1997, totaled $293 million. Within the next five years we expect KLT consolidated assets of about $800 million, generated through the $210 million of equity investment, subsidiary retained earnings and borrowings. The growth of KLT accounts for the majority of the increase in KCPL's consolidated investments and nonutility property.


RESULTS OF OPERATIONS

Three-month         three  months  ended March 31, 1997,  compared
period:             with three months ended March 31, 1996

Twelve-month        twelve  months ended March 31, 1997,  compared
period:             with twelve months ended March 31, 1996


EARNINGS OVERVIEW

                        Earnings Per Share (EPS)
                      For the Periods Ended March
                                   31

                        1997      1996    Decrease
Three months ended    $(0.26)    $0.38    $(0.64)
Twelve months ended    $1.05     $1.94    $(0.89)

     KCPL's pursuit of its strategic options resulted in the September 1996 termination of a merger agreement with UtiliCorp United Inc. (UtiliCorp) and the February 1997 announcement of our agreement to combine with Western Resources. These actions triggered KCPL's payment of $53 million to UtiliCorp under provisions of that agreement, lowering EPS for the three-month period by $0.52. Continued implementation of rate reductions approved by the MPSC in July 1996 also lowered EPS for the three-month period by an estimated $0.11.

      The decrease in EPS for the twelve-month period reflects the payment to UtiliCorp ($0.52), the estimated twelve-month impact of the Missouri rate reduction ($0.14), and merger costs expensed in the second and third quarters of 1996 ($0.31). Mild summer temperatures and an increase in depreciation expense also had a negative impact on EPS for the twelve-month period. Factors contributing positively to EPS for the twelve-month period included continued load growth and an increase in bulk power sales.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:

                                 Increase (Decrease) from Prior Year
                                 Three-Month        Twelve-Month
                                 Period             Period
                                   Mwh  Revenues      Mwh  Revenues
                                        (millions)         (millions)

Retail sales:
  Residential                        0%    $   (3)     (2%)   $   (9)
  Commercial                         1%        (8)      3%        (3)
  Industrial                        (1%)       (3)      5%         -
  Other                             (1%)        -      (3%)        -
    Total retail                     0%       (14)      2%       (12)
Sales for resale:
  Bulk power sales                  19%         2      14%        13
  Other                             32%         -      35%         -
    Total                                     (12)                 1
Other revenues                                  -                 (3)
    Total electric operating revenues      $  (12)             $  (2)


      During 1996 the MPSC approved a new stipulation and agreement authorizing a $20 million revenue reduction in two phases, and an increase in depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one of the revenue reduction designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. This decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. The second phase of this stipulation, implemented January 1, 1997, further reduces Missouri residential, commercial and industrial revenues by an estimated $11 million per year. The effect of the stipulation lowered revenues for the three-month period by about $11 million, and the twelve-month period by about $14 million.

      These rate reductions, combined with seasonally lower sales in March 1997 versus December 1996, resulted in a lower accounts receivable balance at March 31, 1997, compared with December 31, 1996.

      These rate reductions are the main reason retail revenues decreased 7% for the three-month period on relatively flat mwh sales, and decreased 1% for the twelve-month period despite a 2% increase in mwh sales. Milder weather also decreased retail sales revenue for the three- and twelve-month periods, but this decrease was largely offset by continued load growth.

      KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place for a large portion of KCPL's industrial sales and more contracts are under negotiation. For the current twelve-month period additional contracts reduced the average mwh price of industrial sales.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Wolf Creek's spring 1996 refueling outage (see Wolf Creek section) contributed to lower bulk power sales in the prior three- and twelve-month periods.

      Total revenue per mwh sold varies with changes in rate tariffs, the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included in only sales for resale tariffs, which apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will also be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, cogeneration, IPPs and other electric utilities, may also affect future sales and revenue.


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period increased only 3% while total mwh sales (total of retail and sales for resale) increased 5%. The difference is due mainly to additional replacement power expense incurred in the prior three-month period during Wolf Creek's spring 1996 refueling outage. That outage began one month early and lasted 19 days longer than planned (see Wolf Creek section).

      Combined fuel and purchased power expenses for the twelve-month period increased 7% while total mwh sales increased only 5%. The additional increase in expense is due mainly to a $6 million increase in capacity purchases. Capacity purchases provide a cost effective alternative to constructing new capacity. This increase is partially offset by a $2 million decrease in expense from coal inventory adjustments. In addition, the prior twelve-month period includes the additional costs incurred for Wolf Creek's 1996 refueling outage (discussed above) and a 1995 forced generating station outage. During July 1995 a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance, but uninsured, incremental fuel and purchased power costs were about $4 million.

      The MMBTU price of nuclear fuel remains substantially less than the MMBTU price of coal, despite increasing 27% for the twelve-month period. Nuclear fuel costs averaged 61% of the price of coal during the current twelve months compared with 46% during the prior twelve-month period. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. During both twelve-month periods, coal represented about 75% of generation and nuclear fuel about 25%.

     The MMBTU price of coal decreased 4% for the twelve month period. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.


OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the three- and twelve-month periods varied slightly, due largely to the timing of scheduled maintenance programs.

      We continue to emphasize new technologies, improved methods and cost control. We are changing processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.


DEPRECIATION AND AMORTIZATION

      The increase in depreciation expense for the three- and twelve-month periods reflects the implementation of the Missouri stipulation and agreement discussed in the revenue section as well as normal increases in depreciation from capital additions. The Missouri stipulation and agreement, effective July 1, 1996, authorized a $9 million annual increase in depreciation expense at about the same time the Missouri portion of Deferred Wolf Creek costs became fully amortized in December 1996. This amortization totaled about $9 million per year.

      The Kansas portion of Deferred Wolf Creek costs will be fully amortized in the second quarter of 1997, removing all regulatory assets created from the completion of Wolf Creek construction in 1985. Amortization of the Kansas portion of this asset totaled about $3 million per year.

INCOME TAXES

     The decrease in operating income taxes for the three-month period reflects lower taxable operating income. The decrease for the twelve-month period reflects lower taxable operating income, adjustments necessary to reflect the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.


OTHER INCOME

     Miscellaneous Income
     Miscellaneous income for the prior twelve-month period included an adjustment to reduce a 1995 gain from the sale of steel railcars by $3 million. The adjustment was based on a re-calculation of the cars' net cost. Miscellaneous income for the current three- and twelve-month periods includes increased revenues from subsidiary operations.

     Miscellaneous Deductions
     Miscellaneous deductions for the three- and twelve-month periods increased due to a $53 million payment to UtiliCorp in February 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 announcement of our agreement to combine with Western Resources, triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. The twelve-month period also reflects $31 million in merger related costs incurred in the second and third quarters of 1996; these costs consist of $13 million in previously deferred merger costs expensed as a result of terminating the merger agreement with UtiliCorp, a $5 million termination fee paid upon termination, and $13 million in costs to defend against Western Resources' unsolicited exchange offer.

     Both periods reflect increased subsidiary operating and investing activities. Total subsidiary expenses, including interest charges discussed below, are substantially offset by related tax benefits.

     Income Taxes
     Income tax reductions for the three- and twelve-month periods increased primarily due to the increases in miscellaneous deductions discussed above. Additionally, during the first quarter of 1997 we accrued tax credits of $6 million, or one-fourth of the total expected 1997 credits, related to affordable housing partnership investments and oil and gas investments. This is an increase of $3 million compared with the tax credits accrued during the first quarter of 1996. Tax credits from the investments in affordable housing more than offset the increase in interest expense incurred from these investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous deductions and income taxes.


INTEREST CHARGES

      The increase in long-term interest expense for the three- and twelve-month periods reflect higher average levels of long-term debt outstanding. The higher levels of debt resulted mainly from additional financing by KLT to support expanding subsidiary operations and new investments in unregulated ventures.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of our variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant.


WOLF CREEK

       Wolf Creek is one of KCPL's principal generating units representing about 18% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 25% of annual mwh generation while operating at an average capacity of 88% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

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


CAPITAL REQUIREMENTS AND LIQUIDITY

      See Note 3 to the Consolidated Financial Statements regarding $150 million in financing obtained by KCPL in April 1997. Other liquid resources of KCPL at March 31, 1997, included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes and $359 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $296 million and KLT's long-term revolving line of credit of $63 million.

      KCPL continued to generate positive cash flows from operating activities despite the significant decreases in net income for the three- and twelve-month periods. Cash flow variances from changes in working capital items vary with normal business cycles and operations including the timing of receipts and payments. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

      The decrease in accrued taxes from December 31, 1996, to March 31, 1997, mainly reflects the decrease in taxable income during the first three months of 1997. This decrease is partially offset by the loss of accelerated depreciation on significant plant assets. Accelerated depreciation lowers tax payments in the earlier years of an asset's life while increasing deferred tax liabilities; this relationship reverses in the later years of an asset's life. Our last significant generating plant addition was the completion of Wolf Creek in 1985. We expect property tax requirements to decrease about $3 million in 1997 based on changes in Kansas laws.

      The $8.9 million incurred to repair damages from an October 1996 snow storm lowered cash flows from operating activities for the twelve-month period. Amortization of these costs over five years began in 1997.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and
nonutility  properties.   KLT closed several  investments  during  the
first three months of 1997, increasing Investments and Nonutility Property on the Consolidated Balance Sheet by approximately $76 million. These include a 12% ownership interest in the largest fossil-fuel generator in Argentina and an ownership interest in Digital Teleport, Inc. (DTI). DTI is constructing a state of the art, fiber optic network throughout the region in anticipation of increased local
and   long  distance  telephone  competition.   As  part  of  the  DTI
transaction, KLT converted a $9 million note receivable to the investment in DTI, lowering Other Receivables on the Consolidated Balance Sheet. The increase in nonutility properties in the twelve-month period resulted mainly from KLT's purchase of certain oil and gas projects during 1996.

      As discussed in Note 2 to the Consolidated Financial Statements, the market value of KLT's investment in securities available for sale decreased during the first three months of 1997. This decrease is reflected in the Unrealized Gain on Securities Available for Sale in the Consolidated Balance Sheet.

      The $53 million payment to UtiliCorp and KLT's purchases of investments and nonutility properties were financed mostly through additional long-term and short-term borrowings. As discussed in Note 3 to the Consolidated Financial Statements, a majority of the short-term borrowings during the first three months of 1997 were refinanced with long-term obligations during April 1997.

      KCPL's common dividend payout ratio was 153% for the current twelve-month period and 80% for the prior twelve-month period. The increase in the payout ratio is due mainly to the significant merger related expenses in the current twelve-month period.

      Day-to-day operations, utility construction requirements and dividends are expected to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations, the availability of generating units, and the outcome of pending legal proceedings (see
Note 4 to the Consolidated Financial Statements). The funds needed for the retirement of $386 million of maturing debt through the year 2001 will be provided from operations, refinancings or short-term debt. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.






PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     4-a  Amended and Restated Declaration of Trust of KCPL
Financing I dated
          April 15, 1997

     4-b Indenture dated as of April 1, 1997 between the Company and The First
          National Bank of Chicago, Trustee

     4-c First Supplemental Indenture dated as of April 1, 1997 to the Indenture dated as of April 1, 1997 between the Company and The
First National
          Bank of Chicago, Trustee

     4-d  Preferred Securities Guarantee Agreement dated April
15, 1997

     27   Financial Data Schedule (for the three months ended
March 31, 1997)

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed with the Securities and Exchange Commission on February 11, 1997, with attached copy of the Agreement and Plan of Merger dated as of February 7, 1997, between the Company and Western
Resources, Inc.

          A report on Form 8-K was filed with the Securities and Exchange Commission on April 3, 1997, with attached copies of the following: 1) Statement re Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Fixed Changes
     and Preferred Dividend Requirements; 2) Western Resources
Annual Report on
     Form 10-K for the year ended December 31, 1996; 3) Western
Resources Current
     Report on Form 8-K dated April 1, 1997; 4) Western Resources
Proxy Statement
     dated March 27, 1996 for the 1996 Annual Meeting of
Shareholders held on
     May 7, 1996.

















                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         KANSAS CITY POWER & LIGHT COMPANY



Dated:   May 9, 1997               /s/ Drue Jennings
                              (Drue Jennings)
                             (Chief Executive Officer)




Dated:   May 9, 1997               /s/ Neil Roadman
                                 (Neil Roadman)
                              (Principal Accounting Officer)