Form 10-Q
period 1997-06-30
KANSAS CITY POWER & LIGHT CO
filed 1997-08-12
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 8, 1997, was 61,900,693 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                       June 30     December 31
                                                        1997          1996
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,486,400    $3,472,607
 Less-accumulated depreciation                         1,283,825     1,238,187
    Net utility plant in service                       2,202,575     2,234,420
 Construction work in progress                           100,245        69,577
 Nuclear fuel, net of amortization of
   $94,540 and $84,540                                    45,006        39,497
    Total                                              2,347,826     2,343,494

REGULATORY ASSET - RECOVERABLE TAXES                     126,000       126,000

INVESTMENTS AND NONUTILITY PROPERTY                      327,330       231,874

CURRENT ASSETS
 Cash and cash equivalents                                43,018        23,571
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,333 and $1,644              36,403        27,093
 Other receivables                                        24,494        36,113
 Fuel inventories, at average cost                        18,842        19,077
 Materials and supplies, at average cost                  47,132        47,334
 Deferred income taxes                                     4,606         2,737
 Other                                                     9,284         5,055
    Total                                                183,779       160,980

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                            8,951         9,764
   KCC Wolf Creek carrying costs                               0         1,368
   Other                                                  23,710        26,615
 Other deferred charges                                   41,092        14,417
    Total                                                 73,753        52,164

    Total                                             $3,058,688    $2,914,512

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       412,890       455,934
 Unrealized gain on securities available for sale          5,085         6,484
 Capital stock premium and expense                        (1,665)       (1,666)
         Common stock equity                             866,007       910,449
Cumulative preferred stock                                89,062        89,062
Company-obligated mandatorily redeemable Preferred
   Securities of subsidiary trust holding solely
   KCPL Subordinated Debentures *                        150,000             0
Long-term debt                                           934,767       944,136
     Total                                            $2,039,836    $1,943,647
CURRENT LIABILITIES
 Notes payable to banks                                    1,400             0
 Current maturities of long-term debt                     63,513        26,591
 Accounts payable                                         58,700        55,618
 Accrued taxes                                            11,581        18,443
 Accrued interest                                         18,620        21,054
 Accrued payroll and vacations                            23,533        25,558
 Accrued refueling outage costs                           11,657         7,181
 Other                                                    13,311        11,980
     Total                                               202,315       166,425

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   641,812       643,189
 Deferred investment tax credits                          64,994        67,107
 Other                                                   109,731        94,144
    Total                                                816,537       804,440

COMMITMENTS AND CONTINGENCIES

   Total                                              $3,058,688    $2,914,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The sole asset of the KCPL Financing I Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures due 2037

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          June 30                      June 30                      June 30
                                     1997         1996            1997         1996            1997         1996
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 215,420    $ 226,205       $ 410,164    $ 432,829       $ 881,254    $ 914,573

OPERATING EXPENSES
 Operation
   Fuel                               29,291       36,096          64,213       66,869         137,849      138,476
   Purchased power                    17,676       12,540          28,922       26,525          54,852       50,990
   Other                              47,538       45,519          91,461       89,018         183,162      174,133
 Maintenance                          19,764       19,409          36,580       37,438          70,637       72,699
 Depreciation                         27,731       24,861          55,573       49,577         109,908       98,448
 Taxes
   Income                             13,836       18,927          22,366       32,340          58,181       85,862
   General                            22,026       23,451          44,718       47,812          94,154       98,095
 Deferred Wolf Creek costs
   amortization                          684        2,904           1,368        5,808           7,177       11,864
    Total                            178,546      183,707         345,201      355,387         715,920      730,567

OPERATING INCOME                      36,874       42,498          64,963       77,442         165,334      184,006

OTHER INCOME
 Allowance for equity funds
  used during construction               733          457             993        1,117           2,244        2,656
 Miscellaneous income                  8,568        1,948          12,461        2,689          14,615        2,257
 Miscellaneous deductions            (13,503)     (10,928)        (75,664)     (14,713)       (116,123)     (19,870)
 Income taxes                          9,862        8,245          40,095       14,466          62,031       20,951
    Total                              5,660         (278)        (22,115)       3,559         (37,233)       5,994


INCOME BEFORE INTEREST CHARGES        42,534       42,220          42,848       81,001         128,101      190,000

INTEREST CHARGES
 Long-term debt                       17,628       13,205          32,144       26,629          59,454       53,590
 Short-term debt                         331          496           1,170          614           1,807          712
 Miscellaneous                         1,035        1,386           1,910        2,492           4,258        4,347
 Allowance for borrowed funds
  used during construction              (589)        (541)         (1,373)        (931)         (2,389)      (1,849)
    Total                             18,405       14,546          33,851       28,804          63,130       56,800

PERIOD RESULTS
 Net income                           24,129       27,674           8,997       52,197          64,971      133,200
 Preferred stock
  dividend requirements                  959          935           1,914        1,892           3,812        3,855
 Earnings applicable to
  common stock                        23,170       26,739           7,083       50,305          61,159      129,345

Average number of common
 shares outstanding                   61,897       61,902          61,896       61,902          61,899       61,902
Earnings per common share              $0.37        $0.43           $0.11        $0.81           $0.99        $2.09
Cash dividends per
 common share                         $0.405        $0.39           $0.81        $0.78           $1.62        $1.56
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1997      1996       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $  8,997  $ 52,197   $ 64,971  $133,200
 Adjustments to reconcile net income
  to net cash from operating
    activities:
 Depreciation                            55,573    49,577    109,908    98,448
 Amortization of:
  Nuclear fuel                           10,000     5,689     20,405    13,226
  Deferred Wolf Creek costs               1,368     5,808      7,177    11,864
  Other                                   4,032     2,762      6,777     6,849
 Deferred income taxes (net)             (2,451)    7,369    (18,482)    9,883
 Deferred investment tax credit
   amortization and reversals            (2,113)   (2,049)    (4,227)   (4,181)
 Deferred storm costs                         0         0     (8,885)        0
 Deferred merger costs                   (5,597)  (11,718)     6,121   (11,718)
 Allowance for equity funds used
   during construction                     (993)   (1,117)    (2,244)   (2,656)
 Cash flows affected by changes in:
  Receivables                             2,309    (9,158)    12,929   (30,301)
  Fuel inventories                          235     4,156       (895)    1,367
  Materials and supplies                    202     1,075     (1,032)     (480)
  Accounts payable                        3,082        94      6,100    14,278
  Accrued taxes                          (6,862)   (3,447)   (24,698)  (18,740)
  Accrued interest                       (2,434)     (270)     1,984     3,589
  Wolf Creek refueling outage
    accrual                               4,476   (11,290)     9,384    (5,874)
 Pension and postretirement benefit
     obligations                            868       929       (145)   (3,898)
 Other operating activities               2,350     4,642      9,554    12,236
  Net cash from operating
   activites                             73,042    95,249    194,702   227,092

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (67,055)  (52,734)  (115,268) (134,758)
 Allowance for borrowed funds used
   during construction                   (1,373)     (931)    (2,389)   (1,849)
 Purchases of investments               (89,702)  (11,166)  (113,898)  (44,827)
 Purchases of nonutility property        (5,841)   (9,558)   (16,678)   (9,558)
 Other investing activities              (8,751)   (3,489)    (6,193)    1,921
  Net cash from investing
   activities                          (172,722)  (77,878)  (254,426) (189,071)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities of
   subsidiary trust                     150,000         0    150,000         0
 Issuance of long-term debt              54,360    20,441    169,360    49,114
 Repayment of long-term debt            (26,807)  (44,230)   (56,807)  (44,239)
 Net change in short-term borrowings      1,400    50,000    (67,600)   55,000
 Dividends paid                         (52,041)  (50,183)  (104,061) (100,440)
 Other financing activities              (7,785)     (363)    (9,576)    2,669
  Net cash from financing
   activities                           119,127   (24,335)    81,316   (37,896)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                          19,447    (6,964)    21,592       125

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            23,571    28,390     21,426    21,301

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                           $43,018   $21,426    $43,018   $21,426

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)    $36,780   $28,306    $60,931   $51,621
Income taxes                                 $0   $27,588    $30,756   $80,992

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            June 30              June 30
                                         1997      1996       1997      1996


Beginning balance                      $455,934  $449,966   $451,980  $419,220

Net income                                8,997    52,197     64,971   133,200
                                        464,931   502,163    516,951   552,420
Dividends declared
   Preferred stock - at required rates    1,906     1,900      3,788     3,874
   Common stock                          50,135    48,283    100,273    96,566

Ending balance                         $412,890  $451,980   $412,890  $451,980

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

      Under the terms of the Merger Agreement, KCPL common stock will be exchanged for Western Resources common stock valued at $32.00, subject to a conversion ratio limiting the amount of Western Resources common stock that holders of KCPL common stock would receive per share of KCPL common stock to no more than 1.1 shares (if Western Resources' stock is priced at or below $29.09 per share), and no less than 0.917 shares (if Western Resources' stock is priced at or above $34.90 per share). However, there is a provision in the Merger Agreement that allows KCPL to terminate the merger if Western Resources' stock price drops below $27.64 and either the Standard and Poor's Electric Companies Index increases or the decline in Western Resources stock price exceeds by approximately 5% any decline in this index. Western Resources could avoid this termination by improving the conversion ratio.

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

      During the first six months of 1997, $5.6 million of merger-related costs were deferred by KCPL and are included in Other deferred charges. These costs will be expensed in the first reporting period subsequent to closing of the merger.

2.  SECURITIES AVAILABLE FOR SALE

      Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses), net of deferred income taxes, reported as a separate component of shareholders' equity.

     The cost of securities available for sale held by KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, was $5 million as of June 30, 1997 and December 31, 1996. Unrealized gains, net of deferred income taxes, decreased to $5.1 million at June 30, 1997, from $6.5 million at December 31, 1996.

3.  CAPITALIZATION

      From January 1, 1997 to June 30, 1997, KCPL repaid $16.5 million of medium-term notes. KCPL is authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. As of June 30, 1997, no unsecured medium-term notes had been issued.

     In April 1997 KCPL Financing I (Trust), a wholly-owned subsidiary of Kansas City Power & Light Company, issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. These payments are reflected as Miscellaneous Interest Charges in the Consolidated Statement of Income and are tax deductible by KCPL. We may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. We may redeem all or a portion of the debentures after March 31, 2002, requiring an equal amount of preferred securities to be redeemed at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

      From July 1 through August 8, 1997, KLT's long-term debt, including current maturities, increased $5.0 million.

4.  LEGAL PROCEEDINGS

     See Part II - Other Information, Item 1.  Legal Proceedings

5.  COSTANERA INVESTMENT

      In 1997 KLT invested $46 million for a 12 percent ownership position in the largest fossil-fueled generator in Argentina. While the cost method is used to account for this investment, Financial Accounting Standards Board (FASB) Statement No. 115 -- Accounting for Certain Investments in Debt and Equity Securities is not applicable because the fair value of Class A stock is not readily determinable. Because of a legally binding Consortium and Stockholders Contract requiring the Class A shareholders to authorize the maximum dividend distribution, KLT accrues estimated dividends before actual declaration.

6.  INTANGIBLE ASSETS

       The application of purchase accounting for certain KLT investments during 1997 resulted in $12 million of goodwill recognition. These amounts are included in Other deferred charges on the balance sheet and are being amortized over 10 to 15 years.

7.  KANSAS RETAIL REVENUE REQUIREMENT

      On June 19, 1997, the Kansas Corporation Commission formally opened a case for the purpose of reviewing KCPL's Kansas retail revenue requirement. We expect to file direct testimony and exhibits in the case in August 1997. About 39 percent of KCPL's retail sales revenue, net of gross receipts tax, currently comes from Kansas.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

     As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are improving the efficiency of KCPL's electric utility operations, lowering prices and offering new services. We now offer customized energy packages to larger customers, including options offering natural gas contracts. We are also creating growth through our nonregulated subsidiary (see Nonregulated Opportunities below). As competition presents new opportunities, we will consider various strategies including partnerships, acquisitions, combinations, additions to or dispositions of service territory, and restructuring wholesale and retail businesses. We have entered an Agreement and Plan of Merger with Western Resources, Inc. (Western Resources). This agreement was reached after nine months of defending against an unsolicited exchange offer (see Note 1 to the Consolidated Financial Statements).

      In December 1996 the Federal Energy Regulatory Commission (FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As remedies, FERC may consider a range of conditions including transmission upgrades, divestitures of generating assets or formation of independent system operators.

     Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This gave FERC the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). KCPL, already active in the wholesale wheeling market, was one of the first utilities to receive FERC's approval of an open-access tariff for wholesale wheeling transactions. In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. We have made the necessary filings to comply with that order.

      FERC's April 1996 order has encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. Kansas has created a retail wheeling task force to study and report on related issues. In Missouri, a legislative committee has been formed to study the issue while the Missouri Public Service Commission (MPSC) has established a task force to plan for implementation of retail wheeling if authorized by law.

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

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 _ Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $159 million at June 30, 1997, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

     KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated business ventures. KLT's strategy capitalizes on new market opportunities by combining our strengths with the knowledge of our joint venture partners. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, telecommunications, telemetry technology, and affordable housing limited partnerships.

      KCPL had a total equity investment in KLT of $109 million as of June 30, 1997. KLT's consolidated assets at June 30, 1997, totaled $331 million. The growth of KLT accounts for most of the increase in KCPL's consolidated investments and nonutility property (see Capital Requirements and Liquidity section). The Agreement and Plan of Merger with Western Resources includes a provision that requires Western Resources approval if annual Investments exceed a certain limit. Such Investments do not include the cost of routine regulated utility capital expenditures. If planned annual investments are anticipated to be restricted because of this limit, KLT will review the allocation of funds among its investment plans.


RESULTS OF OPERATIONS

Three-month         three  months  ended June 30,  1997,  compared
period:             with three months ended June 30, 1996

Six-month           six  months ended June 30, 1997, compared with
period:             six months ended June 30, 1996

Twelve-month        twelve  months  ended June 30, 1997,  compared
period:             with twelve months ended June 30, 1996

EARNINGS OVERVIEW

                        Earnings Per Share (EPS)
                       For the Periods Ended June
                                   30

                        1997      1996    Decrease
Three months ended     $0.37     $0.43    $(0.06)
Six months ended       $0.11     $0.81    $(0.70)
Twelve months ended    $0.99     $2.09    $(1.10)
      EPS for the three-month period decreased mainly due to cool weather, plant outages and Missouri rate reductions during the quarter. The estimated impact of the Missouri rate reduction was $0.03 per share. A decline in bulk power sales and increases in purchased power and depreciation expense also negatively affected EPS for the period. Partially offsetting these decreases is an increase in subsidiary income for the three-month period. In addition, EPS for the three-months ended 1996 was reduced by $0.05 for merger costs.

     KCPL's pursuit of its strategic options resulted in the September 1996 termination of a merger agreement with UtiliCorp United Inc. (UtiliCorp) and the February 1997 announcement of our agreement to combine with Western Resources. These actions triggered KCPL's payment of $53 million to UtiliCorp under provisions of that agreement, lowering EPS for the six-month period by $0.52. Continued implementation of rate reductions approved by the MPSC in July 1996 also lowered EPS for the six-month period by an estimated $0.14.

      The decrease in EPS for the twelve-month period reflects the payment to UtiliCorp ($0.52), the estimated twelve-month impact of the Missouri rate reduction ($0.17), and merger costs expensed in the third quarter of 1996 ($0.26). Mild summer temperatures and an increase in depreciation expense also had a negative effect on EPS for the twelve-month period. Factors contributing positively to EPS for the twelve-month period included continued load growth and an increase in bulk power sales.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)


                       Periods ended June 30, 1997 versus June 30, 1996
                       Three Months     Six Months       Twelve Months
                        Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                        Increase (decrease)
Retail Sales:
  Residential           (6)%      $(4)   (3)%      $(7)   (6)%     $(21)
  Commercial             1 %       (2)    1 %      (10)    1 %      (13)
  Industrial           (13)%       (1)   (7)%       (4)    - %       (3)
  Other                 (1)%        -    (1)%        -    (2)%        -
     Total Retail       (4)%       (7)   (2)%      (21)   (1)%      (37)
Sales for Resale:
  Bulk Power Sales     (21)%       (4)   (2)%       (2)    8 %        6
  Other                 21 %        -    26 %        -    35 %        1
    Total                         (11)             (23)             (30)
  Other revenues                    -                -               (3)
    Total Operating Revenues     $(11)            $(23)            $(33)


      During 1996 the MPSC approved a new stipulation and agreement authorizing a $20 million revenue reduction in two phases, and an increase in depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one of the revenue reduction designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. This decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. The second phase of this stipulation, implemented January 1, 1997, further reduces Missouri residential, commercial and industrial revenues by an estimated $11 million per year. The effect of the stipulation lowered revenues for the three-month period by about $3 million, the six-month period by about $14 million and the twelve-month period by about $17 million.

      In June 1997 the Kansas Corporation Commission formally opened a case for the purpose of reviewing KCPL's Kansas retail revenue requirement. We expect to file direct testimony and exhibits in the case in August 1997.

       The summer rate increases discussed above, combined with seasonally higher mwh sales in June 1997 versus December 1996, resulted in a higher customer accounts receivable balance at June 30, 1997, compared with December 31, 1996.

      Milder weather, the effect of the rate reductions and reduced sales to a major industrial customer because of a strike by its employees resulted in a decline in retail revenues for all periods. Continued load growth partially offset decreases in mwh sales.

      KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place for a large portion of KCPL's industrial sales and more contracts are under negotiation.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Outages at the LaCygne I and II generating units in the second quarter of 1997 contributed to lower bulk power sales in the current three- and six-month periods (see Fuel and Purchased Power section). Both units at LaCygne were in service by early July 1997. Wolf Creek's spring 1996 refueling outage (see Wolf Creek section) contributed to lower bulk power sales in the prior twelve-month period. Lower bulk power sales in June 1997 compared to December 1996, combined with the conversion of a Note receivable to an investment (see Capital Requirements and Liquidity section), contributed to the lower Other receivables balance at June 30, 1997, compared with December 31, 1996.

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


FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period decreased only 3% while total mwh sales (total of retail and sales for resale) decreased 8%. Also combined fuel and purchased power expenses for the six-month periods were approximately equal while total mwh sales decreased 2%. The differences are due mainly to additional replacement power expense incurred during the two periods due to LaCygne generating units outages.

      Combined fuel and purchased power expenses for the twelve-month period increased 2% while total mwh sales increased only 1%. The additional increase in expense is due mainly to a $4 million increase in capacity purchases and the replacement power expense incurred during the LaCygne generating units outages. Partially offsetting this, the prior twelve-month period includes the additional costs incurred for Wolf Creek's 1996 refueling outage and a July 1995 forced generating station outage. During July 1995 a fire forced an outage at LaCygne I, a low-cost, coal-fired generating unit. We replaced the power by increasing the usage of higher-cost, coal-fired units and purchasing power on the wholesale market. Damage to the unit was covered by insurance, but uninsured, incremental fuel and purchased power costs were about $4 million.

      The MMBTU price of nuclear fuel remains substantially less than the MMBTU price of coal, despite increasing 18% for the twelve-month period. Nuclear fuel costs averaged 60% of the price of coal during the current twelve months compared with 50% during the prior twelve-month period. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. For the current twelve-month period, coal represented about 70% of generation and nuclear fuel about 30%. In the prior twelve-month period, coal represented about 75% of generation and nuclear fuel about 25%. The increase in nuclear fuel as a percentage of total generation is due mainly to outages during 1997 at LaCygne I and II, coal-fired generating units, and the refueling outage at Wolf Creek in the prior period.

     The MMBTU price of coal decreased 2% for the twelve month period. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.


OTHER OPERATION AND MAINTENANCE EXPENSES

     Combined other operation and maintenance expenses for the twelve-month period increased due largely to increases in transmission, distribution and customer accounts expenses.

       We continue to emphasize new technologies, improved work methodologies and cost control. We are continuously improving our work processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.


DEPRECIATION AND AMORTIZATION

     The increase in depreciation expense for all periods reflects the implementation of the Missouri stipulation and agreement discussed in the revenue section as well as normal increases in depreciation from capital additions. The Missouri stipulation and agreement, effective July 1, 1996, authorized a $9 million annual increase in depreciation expense at about the same time the Missouri portion of Deferred Wolf Creek costs became fully amortized in December 1996. This amortization totaled about $9 million per year.

      The Kansas portion of Deferred Wolf Creek costs became fully amortized in the second quarter of 1997. Amortization of the Kansas portion of this asset totaled about $3 million per year.

INCOME TAXES

      The decrease in operating income taxes for the three-and six-month periods reflects lower taxable operating income. The decrease for the twelve-month period reflects lower taxable operating income, adjustments necessary to reflect the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.

      General taxes decreased for all periods reflecting changes in Kansas tax law which reduced the mill levy rates.


OTHER INCOME

     Miscellaneous Income
     Miscellaneous income for the prior twelve-month period included an adjustment to reduce a 1995 gain from the sale of steel railcars by $3 million. The adjustment was based on a re-calculation of the cars' net cost. Miscellaneous income for all current periods includes increased revenues from non-utility and subsidiary operations. Dividends on the investment in a fossil-fuel generator in Argentina (see Capital Requirements and Liquidity section) and revenues from a subsidiary in which KLT obtained a controlling interest during 1997 contributed to the increase in miscellaneous income from subsidiary operations.

     Miscellaneous Deductions
     Miscellaneous deductions for the six- and twelve-month periods increased due to a $53 million payment to UtiliCorp in February 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 announcement of our agreement to combine with Western Resources, triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. The twelve-month period also reflects $26 million in merger related costs incurred in the third quarter of 1996; these costs consist of $13 million in previously deferred merger costs expensed as a result of terminating the merger agreement with UtiliCorp, a $5 million termination fee paid upon termination, and $8 million in costs to defend against Western Resources' unsolicited exchange offer. Miscellaneous deductions for all prior periods reflect $5 million incurred to defend against Western Resources' unsolicited exchange offer.

     All periods reflect increased non-utility expenses and subsidiary operating and investing activities. Subsidiary expenses included in Miscellaneous deductions increased by $9 million for the six-month period and $14 million for the twelve-month period. The primary subsidiary expenses that increased are general office expense, administrative and general labor and benefits and outside consulting services. Development of independent power producers, increased gas operations and inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increased expenses.

     Income Taxes
     Income tax reductions for all periods increased primarily due  to
     the   increases  in  miscellaneous  deductions  discussed  above.
     Additionally, during the first six months of 1997 we accrued tax credits of $12 million, or one-half of the total expected 1997 credits, related to affordable housing partnership investments and oil and gas investments. This is an increase of $6 million compared with the tax credits accrued during the first half of
     1996.   Tax  credits  from the investments in affordable  housing
     more than offset the increase in interest expense incurred from these investments. Non-taxable cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous deductions and income taxes.


INTEREST CHARGES

      The increase in long-term interest expense for all periods reflects higher average levels of long-term debt outstanding. The higher levels of debt resulted mainly from additional financing for new investments in unregulated ventures, funding of other corporate capital requirements and financing by KLT to support expanding subsidiary operations.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of KCPL's variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant.


WOLF CREEK

       Wolf Creek is one of KCPL's principal generating units representing about 17% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 27% of annual mwh generation while operating at an average capacity of 88% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

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


CAPITAL REQUIREMENTS AND LIQUIDITY

      See Note 3 to the Consolidated Financial Statements regarding $150 million in financing obtained by KCPL in April 1997. Other liquid resources of KCPL at June 30, 1997, included cash flows from operations, $300 million of registered but unissued unsecured medium-term notes and $355 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $300 million and KLT's long-term revolving line of credit of $55 million. Cash and cash equivalents increased by $19 million from December 1996 to June 1997 primarily due to the unused portion of the $150 million in financing currently held in temporary investments.

      KCPL continued to generate positive cash flows from operating activities despite the significant decreases in net income for all periods. Cash flow variances from changes in working capital items vary with normal business cycles and operations including the timing of receipts and payments. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

     The decrease in accrued taxes from December 31, 1996, to June 30, 1997, mainly reflects the decrease in taxable income during the first six months of 1997. Accelerated depreciation lowers tax payments in the earlier years of an asset's life while increasing deferred tax liabilities; this relationship reverses in the later years of an asset's life. Our last significant generating plant addition was the completion of Wolf Creek in 1985. Accelerated depreciation on Wolf Creek ended in 1995.

      The $8.9 million incurred to repair damages from an October 1996 snow storm lowered cash flows from operating activities for the twelve-month period. Amortization of these costs over five years began in 1997.

      Subsidiary goodwill resulting from KLT investments, deferred merger costs and unamortized debt expense all contributed to the increase in Other deferred charges on the Consolidated Balance Sheet from December 31, 1996, to June 30, 1997. Other deferred credits increased due to increases in long-term pension and Wolf Creek decommissioning liabilities. Also, subsidiary minority interests included in Other deferred credits increased as KLT obtained controlling interests in new companies in 1997.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and
nonutility  properties.   KLT closed several  investments  during  the
first six months of 1997, increasing Investments and Nonutility Property on the Consolidated Balance Sheet by approximately $88 million. These include a 12% ownership interest in the largest fossil-fuel generator in Argentina and an ownership interest in Digital Teleport, Inc. (DTI). DTI is constructing a state of the art, fiber optic network throughout the region in anticipation of increased local
and   long  distance  telephone  competition.   As  part  of  the  DTI
transaction, KLT converted a $9 million note receivable to the investment in DTI.

      Construction work in progress increased by $31 million from December 1996 to June 1997 due to normal seasonal fluctuations in the construction schedule, continued construction on major production projects, and system software upgrades. Nuclear fuel, net of amortization, increased from December 1996 to June 1997 primarily due to incurring costs for fabrication and enrichment of fuel assemblies for the fall 1997 reload.

      Cash provided by financing activities increased for the six- and twelve-month periods due to additional long-term borrowings. Long-term debt, including current maturities, increased by $28 million from December 1996 to June 1997 primarily due to additional borrowings by KLT on its long-term revolving line of credit. As discussed in Note 3 to the Consolidated Financial Statements, KCPL Financing I, a wholly-owned subsidiary of KCPL, issued $150,000,000 of preferred securities in April 1997. The $53 million payment to UtiliCorp and KLT's purchases of investments and nonutility properties were financed mostly by this financing and additional long-term borrowings. Cash used in Other financing activities increased for the six- and twelve-month periods due primarily to an increase in unamortized debt expense related to the $150,000,000 financing.

      KCPL's common dividend payout ratio was 164% for the current twelve-month period and 75% for the prior twelve-month period. The increase in the payout ratio is due mainly to the significant merger related expenses in the current twelve-month period.

      Day-to-day operations, utility construction requirements and dividends are expected to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed for the retirement of $413 million of maturing debt through the year 2001 will be provided from operations, refinancings or short-term debt. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On July 18, 1997 in Kansas City Power & Light Company vs. Western Resources, Inc. (previously discussed in the Company's Form 10-K for the year ended December 31, 1996), the United States District Court for the Western District of Missouri issued an Order dismissing Intervenor Jack R. Manson's derivative amended counterclaims alleging breach of directors' fiduciary duties in connection with the proposed merger with Utilicorp United Inc. In early August 1997, Manson filed a motion to amend the Order requesting the Court award his attorney's fees in this matter.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 27. Financial Data Schedule (for the six months ended June 30, 1997).

Reports on Form 8-K

     The Company filed on July 30, 1997, its second quarter financial statements on a Report on Form 8-K.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 12, 1997       By:  /s/Drue Jennings
                              (Drue Jennings)
                              (Chief Executive Officer)

Dated:  August 12, 1997       By:  /s/Neil Roadman
                              (Neil Roadman)
                              (Principal Accounting Officer)