Form 10-Q
period 1997-09-30
KANSAS CITY POWER & LIGHT CO
filed 1997-11-04
CIK 54476

                               Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at October 30, 1997, was 61,892,915 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)
                                                    September 30   December 31
                                                        1997          1996
ASSETS

UTILITY PLANT, at original cost
 Electric                                             $3,490,314    $3,472,607
 Less-accumulated depreciation                         1,291,399     1,238,187
    Net utility plant in service                       2,198,915     2,234,420
 Construction work in progress                            82,104        69,577
 Nuclear fuel, net of amortization of
   $99,751 and $84,540                                    40,137        39,497
    Total                                              2,321,156     2,343,494

REGULATORY ASSET - RECOVERABLE TAXES                     126,000       126,000

INVESTMENTS AND NONUTILITY PROPERTY                      342,096       231,874

CURRENT ASSETS
 Cash and cash equivalents                               112,038        23,571
 Customer accounts receivable, net of allowance
  for doubtful accounts of $1,943 and $1,644              47,672        27,093
 Other receivables                                        32,012        36,113
 Fuel inventories, at average cost                        15,956        19,077
 Materials and supplies, at average cost                  46,994        47,334
 Deferred income taxes                                     4,852         2,737
 Other                                                     4,082         5,055
    Total                                                263,606       160,980

DEFERRED CHARGES
 Regulatory assets
   Settlement of fuel contracts                            8,544         9,764
   KCC Wolf Creek carrying costs                               0         1,368
   Other                                                  22,397        26,615
 Other deferred charges                                   39,702        14,417
    Total                                                 70,643        52,164

    Total                                             $3,123,501    $2,914,512

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
 Common stock-authorized 150,000,000 shares
   without par value-61,908,726 shares issued-
   stated value                                         $449,697      $449,697
 Retained earnings                                       444,984       455,934
 Unrealized gain on securities available for sale          5,169         6,484
 Capital stock premium and expense                        (1,664)       (1,666)
         Common stock equity                             898,186       910,449
Cumulative preferred stock                                89,062        89,062
Company-obligated mandatorily redeemable Preferred
   Securities of subsidiary trust holding solely
   KCPL Subordinated Debentures *                        150,000             0
Long-term debt                                           936,480       944,136
     Total                                            $2,073,728    $1,943,647
CURRENT LIABILITIES
 Notes payable to banks                                      935             0
 Current maturities of long-term debt                     73,752        26,591
 Accounts payable                                         45,807        55,618
 Accrued taxes                                            62,812        18,443
 Accrued interest                                         17,862        21,054
 Accrued payroll and vacations                            21,855        25,558
 Accrued refueling outage costs                           12,278         7,181
 Other                                                    13,704        11,980
     Total                                               249,005       166,425

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   631,859       643,189
 Deferred investment tax credits                          63,937        67,107
 Other                                                   104,972        94,144
    Total                                                800,768       804,440

COMMITMENTS AND CONTINGENCIES

   Total                                              $3,123,501    $2,914,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* The sole asset of the KCPL Financing I Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures due 2037

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
                                     Three Months Ended              Year to Date              Twelve Months Ended
                                          September 30                 September 30                 September 30
                                     1997         1996            1997         1996            1997         1996
                                                               (thousands of dollars)

ELECTRIC OPERATING REVENUES        $ 290,218    $ 270,202       $ 700,382    $ 703,031       $ 901,270    $ 907,105

OPERATING EXPENSES
 Operation
   Fuel                               39,832       37,266         104,045      104,135         140,415      139,629
   Purchased power                    17,219       14,261          46,141       40,786          57,810       48,864
   Other                              49,897       44,216         141,358      133,234         188,843      175,526
 Maintenance                          15,973       16,601          52,553       54,039          70,009       73,424
 Depreciation                         27,464       26,992          83,037       76,569         110,380      101,115
 Taxes
   Income                             38,762       33,429          61,128       65,769          63,514       79,252
   General                            27,648       27,457          72,366       75,269          94,345       98,043
 Deferred Wolf Creek costs
   amortization                            0        2,904           1,368        8,712           4,273       11,616
    Total                            216,795      203,126         561,996      558,513         729,589      727,469

OPERATING INCOME                      73,423       67,076         138,386      144,518         171,681      179,636

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction               779          418           1,772        1,535           2,605        2,317
 Miscellaneous income                 11,263        2,154          23,724        4,843          23,724        5,660
 Miscellaneous deductions            (16,896)     (33,865)        (92,560)     (48,578)        (99,154)     (50,271)
 Income taxes                          8,596       14,678          48,691       29,144          55,949       31,882
    Total                              3,742      (16,615)        (18,373)     (13,056)        (16,876)     (10,412)


INCOME BEFORE INTEREST CHARGES        77,165       50,461         120,013      131,462         154,805      169,224

INTEREST CHARGES
 Long-term debt                       15,261       13,097          44,777       39,726          58,990       53,372
 Short-term debt                         103          527           1,273        1,141           1,383        1,272
 Miscellaneous                         4,172        1,128           8,710        3,620           9,930        4,731
 Allowance for borrowed funds
  used during construction              (518)        (500)         (1,891)      (1,431)         (2,407)      (1,904)
    Total                             19,018       14,252          52,869       43,056          67,896       57,471

PERIOD RESULTS
 Net income                           58,147       36,209          67,144       88,406          86,909      111,753
 Preferred stock
  dividend requirements                  952          948           2,866        2,840           3,816        3,812
 Earnings available for
  common stock                        57,195       35,261          64,278       85,566          83,093      107,941

Average number of common
 shares outstanding                   61,896       61,902          61,896       61,902          61,897       61,902
Earnings per common share              $0.92        $0.57           $1.04        $1.38           $1.34        $1.74
Cash dividends per
 common share                         $0.405       $0.405          $1.215       $1.185          $1.620       $1.575
<F1>
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1997      1996       1997      1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                            $ 67,144  $ 88,406   $ 86,909  $111,753
 Adjustments to reconcile net income
  to net cash from operating
    activities:
 Depreciation                            83,037    76,569    110,380   101,115
 Amortization of:
  Nuclear fuel                           15,211    10,884     20,421    14,675
  Deferred Wolf Creek costs               1,368     8,712      4,273    11,616
  Other                                   6,049     4,104      7,452     6,106
 Deferred income taxes (net)            (10,168)      608    (19,438)   12,479
 Deferred investment tax credit
   amortization                          (3,170)   (3,106)    (4,227)   (4,152)
 Deferred storm costs                         0         0     (8,885)        0
 Deferred merger costs                   (5,712)        0     (5,712)        0
 Allowance for equity funds used
   during construction                   (1,772)   (1,535)    (2,605)   (2,317)
 Cash flows affected by changes in:
  Receivables                           (16,478)   (5,488)    (9,528)      869
  Fuel inventories                        3,121     2,563      3,584       519
  Materials and supplies                    340       686       (505)   (1,711)
  Accounts payable                       (9,811)   (6,524)      (175)   (1,276)
  Accrued taxes                          44,369    27,336     (4,250)  (38,223)
  Accrued interest                       (3,192)   (3,623)     4,579     4,088
  Wolf Creek refueling outage
    accrual                               5,097    (9,016)     7,731    (6,493)
 Pension and postretirement benefit
     obligations                         (4,335)   (2,399)    (2,020)     (740)
 Other operating activities               6,770     9,452      9,164    13,151
  Net cash from operating
   activites                            177,868   197,629    197,148   221,459

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures           (92,782)  (76,624)  (117,105) (121,304)
 Allowance for borrowed funds used
   during construction                   (1,891)   (1,431)    (2,407)   (1,904)
 Purchases of investments               (98,500)  (15,557)  (118,305)  (34,505)
 Purchases of nonutility property       (12,271)  (15,380)   (17,286)  (15,380)
 Sale of streetlights                    21,500         0     21,500         0
 Other investing activities              (8,390)   (4,445)    (4,876)      838
  Net cash from investing
   activities                          (192,334) (113,437)  (238,479) (172,255)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities of
   subsidiary trust                     150,000         0    150,000         0
 Issuance of long-term debt              66,292    25,441    176,292    45,662
 Repayment of long-term debt            (26,787)  (54,230)   (46,787)  (54,230)
 Net change in short-term borrowings        935    16,000    (34,065)   35,000
 Dividends paid                         (78,094)  (76,201)  (104,096) (101,316)
 Other financing activities              (9,413)     (363)   (11,204)    2,646
  Net cash from financing
   activities                           102,933   (89,353)   130,140   (72,238)
NET CHANGE IN CASH AND CASH
    EQUIVALENTS                          88,468    (5,161)    88,810   (23,034)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                            23,571    28,390     23,229    46,263

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                          $112,039   $23,229   $112,039   $23,229

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)    $56,562   $45,560    $63,459   $51,893
Income taxes                                 $0   $40,739    $17,605   $84,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(thousands of dollars)
                                          Year to Date     Twelve Months Ended
                                            September 30         September 30
                                         1997      1996       1997      1996


Beginning balance                      $455,934  $449,966   $462,171  $451,734

Net income                               67,144    88,406     86,909   111,753
                                        523,078   538,372    549,080   563,487
Dividends declared
   Preferred stock - at required rates    2,892     2,847      3,827     3,820
   Common stock                          75,202    73,354    100,269    97,496

Ending balance                         $444,984  $462,171   $444,984  $462,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY

      Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such a statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing the following important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include: (a) the outcome of the pending Western Resources Inc. (Western Resources) Merger; (b) future economic conditions in the regional, national and international markets; (c) state, federal and foreign regulation and possible additional reductions in regulated electric rates; (d) weather conditions; (e) financial market conditions, including, but not limited to changes in interest rates; (f) inflation rates; (g) changing competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors; (h) the ability to carry out marketing and sales plans;
(i) the ability to achieve generation planning goals and the occurrence of unplanned generation outages; (j) nuclear operations;
(k) the ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, and (l) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. This list of factors may not be all inclusive since it is not possible for us to predict all possible factors.

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

       If the Merger Agreement is terminated under certain circumstances, a payment of $50 million will be due Western Resources if, within two and one-half years following termination, KCPL agrees to consummate a business combination with a third party that made a proposal to combine prior to termination. Western Resources will pay KCPL $5 million to $35 million if the Merger Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion, a favorable letter from its accountants regarding pooling accounting, favorable statutory approvals, or an exemption from the Public Utility Holding Company Act of 1935.

      In February 1997 KCPL paid UtiliCorp United Inc. (UtiliCorp) $53 million for agreeing to combine with Western Resources within two and one-half years from the termination of KCPL's agreement to merge with UtiliCorp. This agreement was terminated due to failure of KCPL shareholders to approve the transaction with UtiliCorp.

      During the first nine months of 1997, $5.7 million of merger-related costs were deferred by KCPL and are included in Other deferred charges. These costs will be expensed in the first reporting period subsequent to closing of the merger.

2.  SECURITIES AVAILABLE FOR SALE

      Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses), net of deferred income taxes, reported as a separate component of shareholders' equity.

     The cost of securities available for sale held by KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, was $5 million as of September 30, 1997 and December 31, 1996. Unrealized gains, net of deferred income taxes, decreased to $5.2 million at September 30, 1997, from $6.5 million at December 31, 1996.

3.  CAPITALIZATION

      From January 1, 1997 to September 30, 1997, KCPL repaid $16.5 million of secured medium-term notes. KCPL is authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. As of September 30, 1997, no unsecured medium-term notes had been issued.

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

4.  COSTANERA INVESTMENT

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

5.  INTANGIBLE ASSETS

       The application of purchase accounting for certain KLT investments during 1997 resulted in $12 million of goodwill recognition. These amounts are included in Other deferred charges on the balance sheet and are being amortized over 10 to 15 years.

6.  KANSAS RETAIL REVENUE REQUIREMENT

      On June 19, 1997, the Kansas Corporation Commission formally opened a case for the purpose of reviewing KCPL's Kansas retail revenue requirement. We filed direct testimony and exhibits in the case in August 1997. The Company and the KCC staff are in the process of negotiating a stipulation and agreement which if approved by the KCC would result in a $14 million revenue reduction and a $3 million increase in depreciation beginning January 1998. About 39 percent of KCPL's retail sales revenue, net of gross receipts tax, currently comes from Kansas.

7.  COMMITMENTS AND CONTINGENCIES

     ENVIRONMENTAL MATTERS

      A new proposed rule requiring reduction of nitrogen oxide at our Missouri plants and new air quality standards for ozone and particulate matter control for all plants could eventually result in additional compliance costs or installation of additional control equipment. No estimate of these costs or when they will be incurred is available at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REGULATION AND COMPETITION

     As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are improving the efficiency of KCPL's electric utility operations, lowering prices and offering new services. We now offer customized energy packages to larger customers, including options offering natural gas contracts. We have entered an Agreement and Plan of Merger with Western Resources, Inc. (Western Resources). This agreement was reached after nine months of activities related to Western Resources' exchange offer (see Note 1 to the Consolidated Financial Statements).

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

      Competition through retail wheeling could result in market-based rates below current cost-based rates. This would provide growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in under-utilized assets (stranded investment) and place an unfair burden on the remaining customer base or shareholders. Testimony filed in our merger case in Kansas for KCPL indicates that stranded cost is approximately $1 billion. An independent study prepared at the request of the Kansas Corporation Commission (KCC) concluded that there are no stranded costs. We cannot predict the extent that stranded costs will be recoverable in future rates. If an adequate and fair provision for recovery of these lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lower profit margins, market-based rates could also require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 20% of KCPL's retail mwh sales are to industrial customers compared to the utility industry average of about 35%. KCPL has a flexible rate structure with industrial rates that are competitively priced within our region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. There has not been direct competition for retail electric service in our service territory although there has been competition in the bulk power market and between alternative fuels.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $157 million at September 30, 1997, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED

     KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated business ventures. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas reserves, telecommunications, telemetry technology, and affordable housing limited partnerships.

      KCPL had a total equity investment in KLT of $109 million as of September 30, 1997. KLT's consolidated assets at September 30, 1997, totaled $341 million. The growth of KLT accounts for most of the increase in KCPL's consolidated investments and nonutility property (see Capital Requirements and Liquidity section). The Agreement and
Plan of Merger with Western Resources includes a provision that requires Western Resources' approval if annual investments exceed a certain limit. Such investments do not include the cost of routine regulated utility capital expenditures. Because annual investments are restricted under this limit, KLT will reallocate its funds among its investment plans.

RESULTS OF OPERATIONS

Three-month         three   months  ended  September   30,   1997,
period:             compared  with  three months  ended  September
                    30, 1996

Nine-month          nine   months   ended  September   30,   1997,
period:             compared with nine months ended September  30,
                    1996

Twelve-month        twelve   months  ended  September  30,   1997,
period:             compared  with  twelve months ended  September
                    30, 1996

EARNINGS OVERVIEW

                        Earnings Per Share (EPS)
                         For the Periods Ended
                              September 30
                                          Increase
                        1997      1996    (Decrease)
Three months ended     $0.92     $0.57    $  .35
Nine months ended      $1.04     $1.38    $(0.34)
Twelve months ended    $1.34     $1.74    $(0.40)

      EPS for the three-month period increased mainly due to more favorable weather and continued load growth. In addition, EPS for the three-months ended September 30, 1996, was reduced by $0.26 for merger costs. The net effect of the rate reductions approved by the MPSC in July 1996 lowered EPS for the three-month period by an estimated $0.02 per share.

     KCPL's pursuit of its strategic options resulted in the September 1996 termination of a merger agreement with UtiliCorp United Inc. (UtiliCorp) and the February 1997 announcement of our agreement to combine with Western Resources. These actions triggered KCPL's payment of $53 million to UtiliCorp under provisions of the UtiliCorp merger agreement, lowering EPS for the nine-month period by $0.52. The net effect of the rate reductions approved by the MPSC lowered EPS for the nine-month period by an estimated $0.15. Increased depreciation expense also negatively affected EPS for the nine-month period. Partially offsetting these decreases are continued load growth and lower deferred Wolf Creek amortization. In addition, EPS for the nine-months ended 1996 was reduced by $0.31 for merger costs.

     The decrease in EPS for the twelve-month period reflects the decrease of EPS by $0.52 because of the payment to UtiliCorp and the net effect of the rate reductions approved by the MPSC which lowered EPS for the twelve-month period by an estimated $0.25. An increase in depreciation expense also had a negative effect on EPS for the twelve-month period. Factors contributing positively to EPS for the twelve-month period included continued load growth, lower deferred Wolf Creek amortization and an increase in subsidiary income. In addition, EPS for the twelve-months ended 1996 was reduced by $0.31 for merger costs.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)

                       Periods ended September 30, 1997 vs. September 30, 1996
                       Three Months     Six Months       Twelve Months
                        Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                        Increase (decrease)
Retail Sales:
  Residential           13 %       12     3 %        5     3 %        2
  Commercial             9 %        7     4 %       (3)    4 %       (5)
  Industrial             2 %        1    (4)%       (3)   (2)%       (3)
  Other                 13 %       (1)    3 %       (1)    2 %       (1)
     Total Retail        9 %       19     2 %       (2)    2 %       (7)
Sales for Resale:
  Bulk Power Sales     (17)%        1    (6)%       (2)   (1)%        4
  Other                  4 %        -    17 %        -    23 %       -
    Total                          20               (4)              (3)
  Other revenues                    -                1               (3)
    Total Operating Revenues       20              $(3)             $(6)

      During 1996 the MPSC approved a new stipulation and agreement authorizing a $20 million revenue reduction in two phases and an increase in depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one of the revenue reduction designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. This decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows our increased costs of generating electricity in the summer. The second phase of this stipulation, implemented January 1, 1997, further reduces Missouri residential, commercial and industrial revenues by an estimated $11 million per year. The effect of the stipulation changed revenues and EPS as follows:

                       For the periods ended September 30
                       Three Months  Six Months    Twelve Months
                       1997  1996    1997  1996    1997  1996
                                     Increase (decrease)
Revenues(in millions)      3     5     (10)    5     (20)    5
EPS                     0.03  0.05   (0.10) 0.05   (0.20) 0.05

      In June 1997 the KCC formally opened a case for the purpose of reviewing KCPL's Kansas retail revenue requirement. Rates in Kansas have not been adjusted since 1988. See Note 6 to the Consolidated Financial Statements regarding a proposed $14 million revenue reduction and a $3 million increase in depreciation beginning January 1998.

      The higher mwh sales in September 1997 versus December 1996, resulted in a higher customer accounts receivable balance at September 30, 1997, compared with December 31, 1996.

     Three-month retail revenues increased from the prior year because of increased mwh sales. Continued load growth and favorable weather, as compared to the prior year, contributed to the increase in mwh sales for the period. The Missouri rate reductions partially offset the revenue increase for the three-month period. Nine- and twelve-month retail revenues decreased primarily due to the rate reductions and reduced sales to a major industrial customer because of a strike by its employees. Revenues from increased mwh sales partially offset these decreases for the nine- and twelve-month periods.

      KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place for a large portion of KCPL's industrial sales and more contracts are under negotiation.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Outages at the LaCygne I and II generating units in the second quarter of 1997 contributed to lower bulk power mwh sales in the current nine- and twelve-month periods (see Fuel and Purchased Power section). Wolf Creek's spring 1996 refueling outage (see Wolf Creek section) contributed to lower bulk power mwh sales in the prior twelve-month period. Lower bulk power sales in September 1997 compared to December 1996 and the conversion of a Note receivable to an investment (see Capital Requirements and Liquidity section) contributed to the lower Other receivables balance at September 30, 1997, compared to December 31, 1996.

      Total revenue per mwh sold varies with changes in rate tariffs, the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included in only sales for resale tariffs, which apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will also be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period increased 11% while total mwh sales (total of retail and sales for resale) increased 5%. The difference is due mainly to an increased cost per kwh for purchased power in the current period. Also combined fuel and purchased power expenses for the nine-month period increased 4% on approximately equal total mwh sales with the prior period. Additional replacement power expense incurred due to LaCygne generating units outages is the main reason for the nine-month period difference.

      Combined fuel and purchased power expenses for the twelve-month period increased 5% while total mwh sales increased 2%. The additional increase in expense is due mainly to a $2 million increase in capacity purchases and the replacement power expense incurred during the LaCygne generating units outages. Partially offsetting this, the prior twelve-month period includes the additional costs incurred during Wolf Creek's 1996 refueling outage.

      The  MMBTU price of nuclear fuel remains substantially less than the  MMBTU  price of coal, despite increasing 9% for the  twelve-month
period.   Nuclear fuel costs averaged 60% of the price of coal  during the current twelve months compared with 55% during the prior twelve-month period. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. For the current twelve-month period, coal represented about 70% of fuel burned and nuclear fuel about 29%. In the prior twelve-month period, coal represented about 76% of fuel burned and nuclear fuel about 23%. The increase in nuclear fuel as a percentage of fuel burned is due mainly to outages during 1997 at LaCygne I and II, coal-fired generating units, and the refueling outage at Wolf Creek in the prior period.

     The MMBTU price of coal decreased 1% for the twelve month period. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

     Combined other operation and maintenance expenses for all periods increased due largely to increases in station non-fuel operations, system dispatch, transmission, distribution and customer accounts expenses.

       We continue to emphasize new technologies, improved work methodologies and cost control. We are continuously improving our work processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.

DEPRECIATION AND AMORTIZATION

     The increase in depreciation expense for all periods reflects the implementation of the MPSC stipulation and agreement discussed in the revenue section as well as normal increases in depreciation from capital additions. The stipulation and agreement, effective July 1, 1996, authorized a $9 million annual increase in depreciation expense at about the same time the Missouri portion of Deferred Wolf Creek costs became fully amortized in December 1996. This amortization totaled about $9 million per year.

      The Kansas portion of Deferred Wolf Creek costs became fully amortized in the second quarter of 1997. Amortization of the Kansas portion of this asset totaled about $3 million per year.

INCOME TAXES

     The increase in operating income taxes for the three-month period reflects higher taxable operating income in the current period.

      The decrease in operating income taxes for the nine-month period reflects lower taxable operating income. The decrease for the twelve-month period reflects lower taxable operating income, adjustments necessary to reflect the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.

      General taxes decreased for the nine- and twelve-month periods reflecting changes in Kansas tax law which reduced the mill levy rates.

OTHER INCOME AND (DEDUCTIONS)

     Miscellaneous Income
     Miscellaneous income for all current periods includes increased revenues from non-utility and subsidiary operations. Dividends on the investment in a fossil-fuel generator in Argentina (see Capital Requirements and Liquidity section) and revenues from a subsidiary in which KLT obtained a controlling interest during 1997 contributed to the increase in miscellaneous income from subsidiary operations.

     Miscellaneous Deductions
     Miscellaneous deductions for the nine- and twelve-month periods increased due to a $53 million payment to UtiliCorp in February 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 announcement of our agreement to combine with Western Resources, triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. Miscellaneous deductions for the prior periods included $26 million in the three-month period and $31 million in the nine- and twelve-month periods in merger related costs.

     All periods reflect increased non-utility expenses and subsidiary operating and investing activities. Subsidiary expenses included in Miscellaneous deductions increased by $9 million for the three-month period, $18 million for the nine-month period and $20 million for the twelve-month period. The primary subsidiary expenses that increased are cost of sales, administrative and general labor and benefits, incentives for gas production,
     provision   for  uncollectible  notes  receivable   and   outside
     consulting services. Development of independent power producers, increased gas operations and inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increased expenses.

     Income Taxes
     Income taxes reflect the tax impact of the excess of miscellaneous deductions over miscellaneous income. Additionally, during the first nine months of 1997 we accrued tax credits of $16 million, or three-fourths of the total expected 1997 credits, related to affordable housing partnership investments and oil and gas investments. This is an increase of $8 million compared with the tax credits accrued during the first three quarters of 1996. Tax credits from the investments in affordable housing more than offset the increase in interest expense incurred from these investments. Non-taxable increase in the cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous deductions and income taxes.

INTEREST CHARGES

      The increase in long-term interest expense for all periods reflects higher average levels of long-term debt outstanding. The higher levels of debt resulted mainly from additional financing for new investments in unregulated ventures, funding of other corporate capital requirements and financing by KLT to support expanding subsidiary operations.

     The increase in miscellaneous interest charges for all periods is primarily due to interest charges incurred on the $150,000,000 of preferred securities.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of KCPL's variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant.

WOLF CREEK

       Wolf Creek is one of KCPL's principal generating units representing about 17% of accredited generating capacity. The plant's operating performance has remained strong, contributing about 27% of annual mwh generation while operating at an average capacity of 90% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

      Wolf Creek's ninth refueling and maintenance outage began in early October 1997. Currently, it is forecasted to be approximately a 45 to 50 day outage. The incremental operating, maintenance and replacement power costs are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's eighth scheduled refueling and maintenance outage began in early February 1996 and was completed in April 1996 (64 days). The eighth outage started one month early when the plant was shut down after water flow from the cooling lake was restricted by ice buildup on an intake screen. This extended the length of the outage and was the primary reason for the increase in Wolf Creek related replacement power and maintenance expenses in 1996.

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

CAPITAL REQUIREMENTS AND LIQUIDITY

      See Note 3 to the Consolidated Financial Statements regarding $150 million in financing obtained by KCPL in April 1997. Other liquid resources of KCPL at September 30, 1997, included cash flows from operations, $300 million of registered but unissued unsecured medium-term notes and $343 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $300 million and KLT's long-term revolving line of credit of $43 million. Cash and cash equivalents increased by $88 million from December 1996 to September 1997 primarily due to $21.5 million of proceeds from the sale of streetlights to the City of Kansas City, Missouri; increased seasonal revenues and the issuance of $150 million of preferred securities.

      KCPL continues to generate positive cash flows from operating activities, although individual components of working capital will vary with normal business cycles and operations including the timing of receipts and payments. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

      The increase in accrued taxes from December 31, 1996, to September 30, 1997, mainly reflects the timing of income tax and property tax payments. Accelerated depreciation lowers tax payments in the earlier years of an asset's life while increasing deferred tax liabilities; this relationship reverses in the later years of an asset's life. Our last significant generating plant addition was the completion of Wolf Creek in 1985. Accelerated depreciation on Wolf Creek ended in 1995.

      The $8.9 million incurred to repair damages from an October 1996 snow storm, recorded as a regulatory asset, lowered cash flows from operating activities for the twelve-month period. Amortization of these costs over five years began in 1997.

      Subsidiary goodwill resulting from KLT investments, deferred merger costs and unamortized debt expense all contributed to the increase in Other deferred charges on the Consolidated Balance Sheet from December 31, 1996, to September 30, 1997. Other deferred credits increased due to an increase in Wolf Creek decommissioning liabilities. Also, subsidiary minority interests included in Other deferred credits increased as KLT obtained controlling interests in new companies in 1997.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and
nonutility  properties.   KLT closed several  investments  during  the
first nine months of 1997, increasing Investments and Nonutility Property on the Consolidated Balance Sheet by approximately $100 million. These include a 12% ownership interest in the largest fossil-fuel generator in Argentina and an ownership interest in Digital Teleport, Inc. (DTI). DTI is constructing a state of the art, fiber optic network throughout the region in anticipation of increased local
and   long  distance  telephone  competition.   As  part  of  the  DTI
transaction, KLT converted a $9 million note receivable to the investment in DTI.

      Construction work in progress increased by $13 million from December 1996 to September 1997 due to normal seasonal fluctuations in the construction schedule, continued construction on major production projects and system software upgrades.

     Cash provided by financing activities increased for the nine- and twelve-month periods due to additional long-term borrowings. Long-term debt, including current maturities, increased by $39.5 million from December 1996 to September 1997 primarily due to additional borrowings by KLT on its long-term revolving line of credit. As discussed in Note 3 to the Consolidated Financial Statements, KCPL Financing I, a wholly-owned subsidiary of KCPL, issued $150,000,000 of preferred securities in April 1997. The $53 million payment to UtiliCorp, recorded as an expense, and KLT's purchases of investments and nonutility properties were financed mostly by this financing and additional long-term borrowings. Cash used in Other financing activities increased for the nine- and twelve-month periods due primarily to an increase in unamortized debt expense related to the $150,000,000 financing.

      KCPL's common dividend payout ratio was 121% for the current twelve-month period and 91% for the prior twelve-month period compared to 82% for the same period in 1995. The increase in the payout ratio for both periods is due mainly to the significant merger related costs expensed in both periods.

      Day-to-day operations, utility construction requirements and dividends are expected to be met with internally-generated funds. Uncertainties affecting our ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, the availability of generating units and compliance with future environmental regulations. A new proposed rule requiring reduction of nitrogen oxide at our Missouri plants and new air quality standards for ozone and particulate matter control for all plants could eventually result in additional compliance costs or installation of additional control equipment. No estimate of these costs or when they will be incurred is available at this time. The funds needed for the retirement of $425 million of maturing debt through the year 2001 will be provided from operations, refinancings or short-term debt. We might incur additional debt and/or issue additional equity to finance growth or take advantage of new opportunities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On July 18, 1997, in Kansas City Power & Light Company vs. Western Resources, Inc. (previously discussed in the Company's Form 10-K for the year ended December 31, 1996), the United States District Court for the Western District of Missouri issued an Order dismissing Intervenor Jack R. Manson's derivative amended counterclaim alleging breach of directors' fiduciary duties in connection with the proposed merger with UtiliCorp United Inc. In early August 1997, Manson filed a motion to amend the Order requesting the Court award his attorneys' fees in this matter, and the Court, in an Order dated August 25, 1997, agreed to consider the issue of attorneys' fees. Manson and his counsel then filed an Application for an Award of Attorneys' Fees and Related Disbursements seeking an award of over $6 million. On September 23, 1997, Manson appealed the Order as amended, to the United States Court of Appeals for the Eighth Circuit. It is our opinion that any potential net liability to the Company resulting from these proceedings would be nominal in amount.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 27.    Financial Data Schedule (for the nine months ended
               September 30, 1997).

Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended
September 30, 1997.

                         SIGNATURES




     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 4, 1997      By:  /s/Drue Jennings
                                     (Drue Jennings)
                                 (Chief Executive Officer)


Dated:  November 4, 1997      By:  /s/Neil Roadman
                                     (Neil Roadman)
                                 (Principal Accounting Officer)