Form 10-K405
period 1997-12-31
KANSAS CITY POWER & LIGHT CO
filed 1998-03-13
CIK 54476

_____________________________________________________________________

                           FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1997

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

                                              Name of each exchange
Title of each class                           on which registered
___________________                           ______________________

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

On March 10, 1998, KCPL had 61,872,915 outstanding shares of common stock without par value, and the aggregate market value (based upon the closing price of these shares on the New York Stock Exchange) of voting securities held by nonaffiliates of KCPL was approximately $1,890,990,964.

              DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1998 Proxy Statement are incorporated by reference in Part III of this report.
_____________________________________________________________________

                      TABLE OF CONTENTS
                                                           Page
                                                          Number
Item  1.  Business........................................   1
            Proposed Merger With Western Resources, Inc...   1
               Regulation.................................   2
                    Rates.................................   2
                    Environmental Matters.................   2
                         Air..............................   3
                         Water............................   3
               Competition................................   4
               Fuel Supply................................   4
                    Coal..................................   4
                    Nuclear...............................   4
                         High-Level Waste.................   5
                         Low-Level Waste..................   5
               Employees..................................   6
               Subsidiaries...............................   6
               Officers of the Registrant.................   7
                    KCPL Officers.........................   7
                    KLT Inc. Officers.....................   8

Item  2.  Properties......................................   8
               Generation Resources.......................   8
               Transmission and Distribution Resources....   9
               General....................................   9

Item  3.  Legal Proceedings...............................  10

Item  4.  Submission of Matters to a Vote of Security
          Holders.........................................  11

Item  5.  Market for the Registrant's Common Equity
          and Related Stockholder Matters.................  11
               Market Information.........................  11
               Holders....................................  12
               Dividends..................................  12

Item  6.  Selected Financial Data.........................  13

Item  7.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations......................................  14

Item  8.  Consolidated Financial Statements...............  25

Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure......................................  47

Item 10.  Directors and Executive Officers of the
          Registrant......................................  47

Item 11.  Executive Compensation..........................  47

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management...........................  47

Item 13.  Certain Relationships and Related Transactions..  47

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.............................  48

                           PART I


ITEM 1.  BUSINESS

     Kansas City Power & Light Company (KCPL) was incorporated in Missouri in 1922 and is headquartered in downtown Kansas City, Missouri. KCPL is a medium-sized public utility engaged in the generation, transmission, distribution and sale of electricity to over 445,000 customers in a 4,700 square mile area located in all or portions of 31 counties in western Missouri and eastern Kansas. About two-thirds of KCPL's retail sales are to Missouri customers and the remainder to Kansas customers. Customers include approximately 391,000 residences, 51,000 commercial firms, and 3,000 industrials, municipalities and other electric utilities. Retail revenues in Missouri and Kansas accounted for approximately 92% of KCPL's total utility revenues in 1997. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. Low fuel costs and superior plant performance enable KCPL to serve its customers well while maintaining a leadership position in the bulk power market.

     KLT Inc., a wholly-owned, nonutility subsidiary of KCPL formed in 1992, pursues nonregulated business ventures. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas development and production, telecommunications, telemetry technology and affordable housing limited partnerships. See "Subsidiaries" on page 6 of this report. Approximately 7.9% of KCPL's net income came from the KLT companies in 1997 (the first year of significant positive contribution by KLT). KCPL also owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek).

PROPOSED MERGER WITH WESTERN RESOURCES, INC.

      On February 7, 1997, KCPL and Western Resources, Inc. (Western Resources) entered into an Agreement and Plan of Merger (the Merger Agreement) to form a strategic business combination. Western Resources first delivered an unsolicited exchange offer to KCPL's Board of Directors during the second quarter of 1996. This initial offer, subject to numerous conditions, proposed the exchange of $28 (later increased to $31) worth of Western Resources common stock for each share of KCPL common stock. In July 1996, Western Resources commenced an exchange offer for KCPL common stock. In late 1996, KCPL began discussing a possible merger with Western Resources leading to the Merger Agreement.

      In December 1997, KCPL canceled its previously-scheduled special meeting of shareholders to vote on the transaction because Western Resources advised that its investment banker, Salomon Smith Barney (Salomon), had indicated it was unlikely that Salomon would be in a position to issue a fairness opinion from a financial point of view to the Western shareholders on the transaction. The companies are currently exploring other alternatives on which a transaction could be based.

     The current Merger Agreement does not allow KCPL to increase its common stock dividend prior to the effective time or
termination.   It  also requires KCPL to redeem  all  outstanding
shares of preferred stock prior to completion of the merger. The Merger Agreement can be terminated on June 30, 1998, under certain circumstances, if shareholder  approval  has  not  been
obtained.    If,  however,  the  current  Merger   Agreement   is
terminated under other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine prior to termination, a payment of $50 million will be due Western Resources.

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

     KCPL has not increased any of its retail or wholesale rates since 1988. Pursuant to a stipulation and agreement with the MPSC, KCPL reduced Missouri retail rates by about 2.7% effective January 1, 1994, 2% effective July 9, 1996, and by about 2.5% effective January 1, 1997. Pursuant to a stipulation and agreement with the KCC, KCPL began accruing a reduction of about 4.7% in its Kansas retail rates effective January 1, 1998. The reduction will be implemented coincident with the completion of a pending rate design case. The amount that accrues between January 1, 1998, and the implementation date of the rate reduction will be refunded at that time.

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

     KCPL continually conducts environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling  and  disposal,  toxic substances  and  the  effects  of electromagnetic fields, could require substantial changes to operations or facilities. KCPL cannot presently estimate any additional costs of meeting such new regulations or standards which might be established in the future, nor can it estimate the possible effect which any new regulations or standards could have upon its operations. However, KCPL currently estimates that expenditures necessary to comply with environmental regulations will not be material with the possible exceptions set forth below.

       AIR

     The Clean Air Act Amendments of 1990 call for a study of certain air toxic substances. Based on the outcome of this study, regulation of these substances, including mercury, could be required. We cannot predict the likelihood of any such regulations or compliance costs.

     The United States Environmental Protection Agency (EPA) published new air quality standards for ozone and particulate matter in July 1997. Additional regulations implementing the new standards are expected to be finalized in 1998. In the absence of the implementation regulations, the real impact of the standards on KCPL cannot be determined; however, the impact on
KCPL   and  other  utilities  who  use  fossil  fuels  could   be
substantial.

     Under the new fine particulate regulations, EPA will begin a five-year study of fine particulate emissions. Until this testing and review period have been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

    In 1997, EPA also issued new proposed regulations on reducing Nitrogen Oxide (NOx) emissions. Under the new regulations, 22 states, including Missouri but not Kansas, would be required to develop plans to reduce NOx emissions. The new limits would go into effect in either 2002 or 2004. The cost of equipment to reduce NOx emissions could be substantial; however, until studies are completed on the actual impact of the new regulations on KCPL, the costs cannot be determined.

     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a 7% reduction in United States Carbon Dioxide (CO2) emissions below 1990 levels. President Clinton has stated that this change in the treaty will not be submitted to the U.S. Senate at this time where ratification is uncertain. If future national restrictions on electric utility CO2 emissions are eventually required, the financial impact upon KCPL could be substantial.

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

      Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock, from unidentified sources off-site. The Missouri Department of Natural Resources (MDNR) was notified of the possible release of petroleum products and the presence of volatile organic compounds (VOCs) moving under the site. Monitoring and removal of free petroleum products continues at the site. During 1997, KCPL was advised that MDNR located a source of the VOCs upgradient and unrelated to KCPL. MDNR is working with that site owner to reduce the flow of VOCs under Northeast Station.

COMPETITION

    See "Regulation and Competition" on page 14 of this report.

FUEL SUPPLY

     KCPL's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy about 98% of the 1998 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 1997 and estimated 1998 fuel mix, based on total Btu generation, are as follows:

                                           Estimated
                                1997          1998
                                ____       _________
                 Coal            74%           74%
                 Nuclear         25%           25%
                 Other            1%            1%

    COAL

    KCPL's average cost per million Btu of coal burned, excluding fuel  handling costs, was $0.85 in 1997, $0.85 in 1996 and  $0.89 in 1995. KCPL's cost of delivered coal is about 62% of the regional average.

     During 1998, approximately 10.9 million tons of coal (7.6 million tons, KCPL's share) are projected to be burned at KCPL's generating units, including jointly-owned units. KCPL has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 1998 through 2003, will satisfy approximately 95% of the projected coal requirements for 1998, 50% for 1999, and 20% thereafter.

    NUCLEAR

    WCNOC has on hand or under contract 100% of the uranium needs for 1998 and 59% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through spot market and contract purchases.

     Contracts are in place for the conversion of uranium to uranium hexaflouride sufficient for operation of Wolf Creek through 2001.

     Contracts are in place for 100% of Wolf Creek's uranium enrichment requirements for 1998 and 88% of the enrichment services required for operation of Wolf Creek through March 2005. The balance is expected to be obtained through a combination of contract and spot market purchases.

       HIGH-LEVEL WASTE

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

     In 1996 a United States Court of Appeals issued a decision that the Nuclear Waste Policy Act unconditionally obligated DOE to begin accepting spent fuel for disposal in 1998. In late 1997, the same court issued another decision precluding DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By yearend 1997, KCPL and other utilities had petitioned DOE for authority to suspend payments of their quarterly fees until such time as DOE begins accepting spent fuel. In January 1998, DOE denied the utilities' petition. The utilities intend to appeal that decision.

     A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site spent fuel storage capacity. That project, expected to be complete by 2000, should provide storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

       LOW-LEVEL WASTE

      The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. The present estimate of the cost for such a facility is about $154 million. WCNOC and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of January 31, 1998, utilities in the compact have spent in excess of $82 million, of which $13.3 million was WCNOC's share.

      There is uncertainty as to whether this project will be completed. Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility.

EMPLOYEES

     At December 31, 1997, KCPL and its wholly-owned subsidiaries had 2,298 employees (including temporary and part-time employees), 1,429 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCPL has labor agreements with Local 1613, representing clerical employees (which expires March 31, 1999), with Local 1464, representing outdoor workers (which expires January 8, 2000), and with Local 412, representing power plant workers (which expires February 28, 2001). KCPL is also a 47% owner of WCNOC, which employs 981 persons to operate Wolf Creek.

SUBSIDIARIES

    KLT Inc. has six active wholly-owned direct subsidiaries:

    - KLT Investments Inc., a passive investor in affordable housing investments which generate tax credits.

    - KLT Investments II Inc., a passive investor in economic, community-development and energy-related projects.

    - KLT Energy Services Inc., a participant in energy management and lighting services businesses. KLT Energy Services Inc. has one majority-owned subsidiary, Custom Energy, L.L.C., which provides energy management and lighting services to commercial, industrial and governmental customers. KLT Energy Services Inc. also has a 50%-owned subsidiary, Custom Lighting Services, L.L.C., which provides streetlight design, construction and maintenance services to municipalities.

    - KLT Power Inc., a participant in independent power and cogeneration projects. KLT Power Inc. has five wholly-owned subsidiaries, KLT Iatan Inc., which was formed for the co-development of the Iatan Unit 2 coal-fired power plant; KLT Power International 2, which participates in independent power projects located in China; KLT Power Asia which participates in independent power projects located in certain Asian countries; and KLT Power Latin American and KLT Power (Bermuda), Ltd., which participate in independent power projects located in Latin America.

    - KLT Gas Inc., a participant in oil and gas reserves and exploration. KLT Gas Inc. has one wholly-owned subsidiary, FAR Gas Acquisitions Corporation, which holds limited partnerships in coal seam methane gas wells that generate tax credits. KLT Gas Inc. also has a 95% ownership in Apache Canyon Gas L.L.C., which has production from over 70 coal seam methane wells and continues development of mineral rights in the vicinity of Weston, Colorado.

    - KLT Telecom Inc., an investor in communications and information technology opportunities. KLT Telecom Inc. has two majority-owned subsidiaries, Municipal Solutions, an outsourcer of municipal services, and Telemetry Solutions, a provider of storage tank monitoring services. KLT Telecom Inc. is also an investor in Digital Teleport, Inc., a St. Louis, Missouri, facility-based provider of long-haul and local telecommunication services.

KCPL's  equity investment in KLT Inc. at December 31,  1997,  was
$119 million.

OFFICERS OF THE REGISTRANT

    KCPL OFFICERS
                                                                 Year
                                                                 Named
Name                  Age     Positions Currently  Held         Officer
____________________  ___  __________________________________   _______

Drue Jennings         51   Chairman of the Board, President      1980
                           and Chief Executive Officer

Bernard J. Beaudoin   57   Executive Vice President - Chief      1984
                           Financial Officer

Marcus Jackson        46   Executive Vice President - Chief      1989
                           Operating Officer

J. Turner White       49   Executive Vice President -            1990
                           Corporate Development

John J. DeStefano     48   Senior Vice President - Business      1989
                           Development

Jeanie Sell Latz      46   Senior Vice President - Corporate     1991
                           Services, Corporate Secretary
                           and Chief Legal Officer

Frank L. Branca       50   Vice President - Wholesale and        1989
                           Transmission

Steven W. Cattron     42   Vice President - Marketing and        1994
                           Sales

Charles R. Cole       51   Vice President - Customer Services    1990

Douglas M. Morgan     55   Vice President - Information          1994
                           Technology

Richard A. Spring     43   Vice President - Production           1994

Bailus M. Tate        51   Vice President - Human Resources      1994

Andrea F. Bielsker    39   Treasurer                             1996

Neil A. Roadman       52   Controller                            1980

Mark C. Sholander     52   General Counsel and Assistant         1986
                           Secretary

  KLT INC. OFFICERS
                                                                 Year
                                                                 Named
Name                  Age      Positions Currently Held         Officer
____________________  ___  __________________________________   _______

Ronald G. Wasson      53   President                             1995

Floyd R. Pendleton    54   Vice President-Business               1992
                           Development

David M. McCoy        50   Vice President-Business               1996
                           Development

Mark G. English       46   Vice President, General               1995
                           Counsel and Corporate Secretary

James P. Gilligan     41   Treasurer                             1997

Teresa D. Cook        37   Controller                            1997

     All of the foregoing persons have been officers or employees in a responsible position with KCPL or KLT for the past five years except for Mr. Spring. Mr. Spring was an employee of KCPL from 1978 to 1993, when he left KCPL to join Northern Indiana Public Service Company as Director of Electric Production. In July 1994, he rejoined KCPL as Vice President-Production.

     The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.

ITEM 2.  PROPERTIES

GENERATION RESOURCES

    KCPL's generating facilities consist of the following:

                                                Estimated
                                                  1998
                                     Year     Megawatt (mw)
              Unit                 Completed    Capacity          Fuel
             ____________          _________  _____________   ________
Existing Units
 Base Load.. Wolf Creek(a)           1985         547(b)       Nuclear
             Iatan                   1980         469(b)          Coal
             LaCygne 2               1977         336(b)          Coal
             LaCygne 1               1973         344(b)          Coal
             Hawthorn 6(c)           1997         142          Gas/Oil
             Hawthorn 5              1969         479         Coal/Gas
             Montrose 3              1964         171             Coal
             Montrose 2              1960         163             Coal
             Montrose 1              1958         163             Coal
 Peak Load.. Northeast 13 and 14(c)  1976         119              Oil
             Northeast 17 and 18(c)  1977         124              Oil
             Northeast 15 and 16(c)  1975         124              Oil
             Northeast 11 and 12(c)  1972         106              Oil
             Grand Avenue (2 units)  1929 & 1948   77              Gas
                                                _____
               Total                            3,364
                                                _____
                                                _____

  (a) This unit is one of KCPL's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.
  (b)  KCPL's share of jointly-owned unit.
  (c)  Combustion turbines.

     KCPL's maximum system net hourly peak load of 3,044 mw occurred on July 25, 1997. The maximum winter peak load of 2,012 mw occurred on December 19, 1996. The accredited generating capacity of KCPL's electric facilities in the summer (when peak loads are experienced) of 1997 under MOKAN Power Pool standards was 3,297 mw.

     KCPL owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station
(Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). KCPL also owns 50% of the 688-mw LaCygne 1 Unit and 672-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,164 mw Wolf Creek in Coffey County, Kansas.

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

     KCPL owns approximately 1,700 miles of transmission lines, approximately 8,900 miles of overhead distribution lines, and approximately 3,100 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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

     Substantially all of the fixed property and franchises of KCPL, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions and reservations), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.

ITEM 3.  LEGAL PROCEEDINGS

KANSAS CITY POWER & LIGHT CO. V. WESTERN RESOURCES, INC., ET. AT

     On May 20, 1996, KCPL commenced litigation in the United States District Court for the Western District of Missouri, Western Division (District Court), against Western Resources, Inc. (Western Resources) and Robert L. Rives (Rives) requesting the District Court to declare the Amended and Restated Agreement and Plan of Merger between KCPL, KC Merger Sub, Inc., UtiliCorp and KC United Corp., dated January 1996, amended May 20, 1996 (Amended Merger Agreement), and the transactions contemplated thereby (collectively the Transaction) were legal. On May 24, 1996, Jack R. Manson (Manson), filed an action to become a party to the above litigation as the shareholders' representative. Manson made claims against KCPL and all its directors stating they had violated their fiduciary duties; that their actions in adopting the Amended Merger Agreement were illegal and ultra vires; that the adoption of the Amended Merger Agreement illegally deprived shareholders of rights under Missouri law; and that the adoption of the Amended Merger Agreement was an excessive response to Western Resources' acquisition offer.

     The District Court on August 2, 1996, ruled the transactions contemplated by the Amended Merger Agreement were legally valid and authorized under Missouri law; but the combined transactions resulted in a merger between KCPL and UtiliCorp requiring, under Missouri law, approval by the holders of two-thirds of the outstanding shares of KCPL's stock.

     By order dated November 25, 1996, the District Court allowed Manson to amend his counterclaim claiming the directors breached their fiduciary duties by refusing to meet with Western Resources and had committed reckless, grossly negligent, or negligent waste of corporate assets by pursuing the merger with UtiliCorp.

      On July 18, 1997, the District Court issued an Order dismissing the amended counterclaim. Manson then filed a motion to amend the Order requesting the Court award his attorneys' fees in this matter. The Court, in an Order dated August 25, 1997, agreed to consider the issue of attorneys' fees. In response,
Manson  and  his  counsel filed an Application for  an  Award  of
Attorneys' Fees and Related Disbursements seeking an award of over $6 million, which is still pending. On September 23, 1997, Manson also appealed the Order as amended, to the United States Court of Appeals for the Eighth Circuit, which has stayed the matter pending the outcome of the fee application. KCPL believes it will be able to successfully defend these actions.

STATE OF MISSOURI EX REL. INTER-CITY BEVERAGE CO., INC., ET. AL
VS.  THE PUBLIC SERVICE COMMISSION OF THE STATE OF MISSOURI,  ET.
AL;  AND JEWISH COMMUNITY CAMPUS OF GREATER KANSAS CITY, INC. VS.
KANSAS STATE CORPORATION COMMISSION, ET. AL.

     On August 13, 1993, a lawsuit was filed by nine customers, including Inter-City Beverage Co., Inc., in the Circuit Court of Jackson County, Missouri against KCPL. The suit alleged the misapplication of certain of KCPL's electric rate tariffs resulting in overcharges to industrial and commercial customers which had been provided service under those tariffs and requested certification as a class action. On December 3, 1993, the Court dismissed the matter for lack of subject matter jurisdiction. Plaintiffs appealed to the Missouri Court of Appeals, Western District. The Court of Appeals upheld the dismissal. Plaintiffs then filed a motion to transfer the case with the Missouri Supreme Court. The motion was denied.

     Plaintiffs then took their claims to the state commissions filing complaints at the MPSC on August 23, 1995, and at the KCC on August 30, 1995, on behalf of Jewish Community Campus, the only Kansas plaintiff. The MPSC complaint was dismissed May 1, 1996. The Cole County, Missouri Circuit Court affirmed the dismissal on January 29, 1997. On March 4, 1997, Plaintiffs filed a Notice of Appeal to the Missouri Court of Appeals, Western District. Plaintiffs' Initial Brief was filed with the Court of Appeals on June 9, 1997. The briefs of KCPL and the MPSC were filed on July 9, 1997. Plaintiffs' Reply Brief was filed on August 4, 1997. The appeal was argued December 9, 1997.

     The KCC complaint was dismissed April 9, 1996. The Johnson County, Kansas District Court affirmed the dismissal on February 4,
1997.   The Plaintiff filed a Notice of Appeal to the  Kansas
Court of Appeals on March 3, 1997. Plaintiff's Initial Brief was filed with the Court of Appeals on May 27, 1997. The briefs of KCPL and the KCC were filed on June 30, 1997. Plaintiff's Reply Brief was filed July 15, 1997.

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

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY  AND  RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION:

     (1)  Principal Market:

          Common Stock of KCPL is listed on the New York  Stock
          Exchange and the Chicago Stock Exchange.

     (2)  Stock Price Information:

                                Common Stock Price Range
                       _________________________________________
                               1997                  1996
                       ___________________     _________________
            Quarter     High        Low         High       Low
            _______    _________  ________     _______    ______
            First      $29-3/4    $28          $27-1/4    $24
            Second      29-1/8     27-3/8       27-3/4     23-5/8
            Third       29-13/16   28-7/16      28-3/8     26-1/4
            Fourth      29-15/16   27-3/8       29-3/8     26-1/2

HOLDERS:

     At December 31, 1997, KCPL's Common Stock was held by 24,300 shareholders of record.

DIVIDENDS:

    Common Stock dividends were declared as follows:

         Quarter        1998     1997     1996
         _______        _____    _____    _____

         First         $0.405   $0.405   $0.390
         Second                  0.405    0.390
         Third                   0.405    0.405
         Fourth                  0.405    0.405

     KCPL's Restated Articles of Consolidation contain certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                 Year Ended December 31
                        1997(a)  1996(b)   1995      1994(c)   1993
                       (dollars in millions except per share amounts)

Operating revenues     $ 896    $ 904     $ 886     $ 868     $ 857
Net income             $  77    $ 108     $ 123     $ 105     $ 106
Earnings per common
  share                $ 1.18   $ 1.69    $ 1.92    $ 1.64    $ 1.66
Total assets at
  year-end             $3,058   $2,915    $2,883    $2,770    $2,755
Total mandatorily redeemable
  preferred securities $ 150    $  --     $  --     $  --     $  --
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)          $1,008   $ 971     $ 911     $ 833     $ 870
Cash dividends per
  common share         $ 1.62   $ 1.59    $ 1.54    $ 1.50    $ 1.46
Ratio of earnings to
  fixed charges          2.03     3.06      3.94      4.07      3.80

(a) In 1997, KCPL recorded a $53 million payment to UtiliCorp United (UtiliCorp) for terminating the merger with UtiliCorp and agreeing to a merger with Western Resources Inc. (Western Resources). See Note 13 to the Consolidated Financial Statements.
(b)  In 1996, KCPL recorded $31 million in merger related costs.
(c) In 1994, KCPL recorded a $22.5 million expense for a voluntary early retirement program.

CERTAIN FORWARD-LOOKING INFORMATION

      Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such a statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing the following important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include: (a) the Western Resources Inc. (Western Resources) merger (see Note 13 to the Consolidated Financial Statements); (b) future economic conditions in the regional, national and international markets; (c) state, federal and foreign regulation and possible additional reductions in regulated electric rates; (d) weather conditions; (e) financial market conditions, including, but not limited to changes in interest rates;
(f) inflation rates; (g) increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors; (h) ability to carry out marketing and sales plans; (i ) ability to achieve generation planning goals and the occurrence of unplanned generation outages; (j) nuclear operations; (k) ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, and (l) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. This list of factors may not be all inclusive since it is not possible for us to predict all possible factors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATUS OF MERGER

      See Note 13 to the Consolidated Financial Statements as to the current status of the merger agreement with Western Resources Inc. (Western Resources). In December 1996 the Federal Energy Regulatory Commission (FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As remedies, FERC may consider a range of conditions including transmission upgrades, divestitures of generating assets or formation of independent system operators.

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

     Competition in the electric utility industry was accelerated with the National Energy Policy Act of 1992. This Act gives FERC the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). KCPL, already active in the wholesale wheeling market, was one of the first utilities to receive FERC's approval of an open-access tariff for wholesale wheeling transactions. In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. We have made the necessary filings to comply with that order.

      FERC's April 1996 order has encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. In Kansas, the retail wheeling task force has proposed a restructuring bill that would implement retail competition on July 1, 2001. Some of the key points included in the proposed bill are: 1) the Kansas Corporation Commission (KCC) will determine the amount of under-utilized assets (stranded costs) each utility is allowed to recover and 2) a unit charge per kwh will be assessed to all customers for recovery of competitive transition costs (these costs include stranded costs, other regulatory assets, nuclear decommissioning, etc.). In Missouri, a legislative committee has been formed to study the issue while the Missouri Public Service Commission
(MPSC) has established a task force to plan for implementation of retail wheeling if authorized by law.

      Competition through retail wheeling could result in market-based rates below current cost-based rates. This would provide growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in stranded costs and place an unfair burden on the remaining customer base or shareholders. Testimony filed in the merger case in Kansas for KCPL indicated that stranded costs are approximately $1 billion. An independent study prepared at the request of the KCC concluded that there are no stranded costs. We cannot predict the extent that stranded costs will be recoverable in future rates. If an adequate and fair provision for recovery of these lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lower profit margins, market-based rates could also require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 21% of KCPL's retail mwh sales are to industrial customers which is below the utility industry average. KCPL has a flexible rate structure with industrial rates that are competitively priced with other companies in the region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. There has not been direct competition for retail electric service in KCPL's service territory although there has been competition in the bulk power market and between alternative fuels.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $153 million at December 31, 1997, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

     KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated business ventures. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas development and production, telecommunications, telemetry technology and affordable housing limited partnerships.

      KCPL had a total equity investment in KLT of $119 million as of December 31, 1997, and KLT's net income for the year totaled $6 million compared to a $1.4 million loss in 1996. KLT's consolidated assets at December 31, 1997, totaled $346 million. The growth of KLT accounts for most of the increase in KCPL's consolidated investments and nonutility property (see Capital Requirements and Liquidity section). The February 7, 1997, Agreement and Plan of Merger with Western Resources includes a provision that requires Western Resources' approval of investments beyond a certain limit excluding the cost of routine regulated utility capital expenditures. In 1997 new investments were restricted under this agreement.

EARNINGS OVERVIEW

      Earnings per share (EPS) for 1997 of $1.18 decreased $0.51 from 1996. KCPL's pursuit of its strategic options resulted in the September 1996 termination of a merger agreement with UtiliCorp United Inc. (UtiliCorp) and the February 1997 announcement of KCPL's agreement to combine with Western Resources after nine months of defending against an unsolicited exchange offer. These actions triggered KCPL's payment of $53 million in February 1997 to UtiliCorp under provisions of the UtiliCorp merger agreement, lowering EPS for 1997 by $0.52. In 1997 $7 million ($0.07 per share) of merger-related expenses were incurred (see Note 13). The net effect of the rate reductions approved by the MPSC lowered EPS for the year by an estimated $0.17. Increased depreciation expense also negatively affected EPS for the year. Partially offsetting these decreases are continued load growth, lower deferred Wolf Creek amortization and an increase in subsidiary income. Additionally, merger-related costs reduced EPS in the prior year by $0.31.

     EPS for 1996 of $1.69 decreased $0.23 from 1995. Terminating the merger agreement in September 1996 with UtiliCorp and defending against Western Resources' unsolicited exchange offer reduced 1996 EPS by $0.31. Other factors contributing to the decrease included mild summer temperatures and the effects of a new stipulation and agreement with the Missouri commission. In addition, EPS for 1995 included a $0.05 per share gain on the sale of rail cars. Despite the unfavorable weather and merger-related charges, continued load growth contributed favorably to 1996 EPS.

MEGAWATT-HOUR (MWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:
                                   Increase (Decrease) from Prior Year
                                          1997              1996
                                     Mwh   Revenues    Mwh  Revenues
                                         (revenue change in millions)
Retail:
 Residential                         5 %     $ 9       1 %     $ -
 Commercial                          4 %      (1)      4 %      10
 Industrial                         (4)%      (3)      6 %       5
 Other                               1 %      (3)     (4)%       -
  Total retail                       3 %       2       4 %      15
Sales for resale:
 Bulk power sales                  (22)%     (12)      1 %       6
 Other                              19 %       1      29 %       -
  Total                                       (9)               21
Other revenues                                 1                (3)
  Total electric operating revenues          $(8)              $18

      During 1996 the MPSC approved a stipulation and agreement authorizing a $20 million revenue reduction in two phases and an increase in depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one of the revenue reduction designed to reduce revenues from commercial and industrial customers by an estimated $9 million per year. This decrease is achieved with an increase in summer revenues offset by a larger decrease in winter revenues. This design more closely follows KCPL's increased costs of generating electricity in the summer. The second phase of this stipulation, implemented January 1, 1997, further reduced Missouri residential, commercial and industrial revenues by an estimated $11 million per year. The decreases in revenues as a result of this stipulation and agreement were about $20 million for 1997 and $3 million for 1996.

      Effective January 1, 1998, the KCC approved a settlement agreement authorizing a $14.2 million revenue reduction and an increase in depreciation expense of $2.8 million. When the KCC approves a new rate design, which is anticipated by year-end 1998, KCPL will refund the portion of the $14.2 million that has accrued between January 1, 1998 and the implementation date of the new rate design.

     Summer temperatures were very mild in 1997 and 1996 compared with 1995, remaining below normal for the fifth consecutive year. Despite this mild weather pattern, retail mwh sales increased in each of the last five years due to load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers.

      Retail mwh sales for 1997 increased 3% over 1996 while retail revenues remained relatively flat due largely to the Missouri revenue reductions discussed above. Industrial sales and revenues declined primarily because of reduced sales to a major industrial customer as a result of a strike by its employees.

     Retail mwh sales for 1996 increased 4% over 1995 while retail revenues increased only 2%. Similar to 1997, the Missouri revenue reductions are the main reason for this difference. Additionally, long-term contracts with major industrial customers contributed to the decline in retail revenue per mwh. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 contributed to lower bulk power mwh sales in the current year (see Fuel and Purchased Power section).

      Total revenue per mwh sold varies with changes in rate tariffs, the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is only included in sales for resale tariffs, which apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will also be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for 1997 remained consistent with 1996 levels while total mwh sales (total of retail and sales for resale) decreased by 3%. This difference is largely attributable to an increase in purchased power expenses. The cost per kwh for purchased power is significantly higher than the cost per kwh of generation. Purchased power expense increased by about $7 million in 1997 over 1996 as additional replacement power expenses were incurred during outages at the LaCygne generating units in 1997.

      Nuclear fuel costs per MMBTU remain substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU increased 1% during 1997 and 26% during 1996. Nuclear fuel costs per MMBTU averaged 60%, 59% and 45% of the MMBTU price of coal during 1997, 1996 and 1995, respectively. We expect the current relationship and the price of nuclear fuel to remain fairly constant through the year 2001. During 1997 and 1996 fossil plants represented about 74% of generation and the nuclear plant about 26%.

      The price of coal burned declined slightly in 1997 compared to 1996 and declined 4% during 1996. KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect coal costs to remain fairly consistent with 1997 levels through 2001.

      Combined fuel and purchased power expenses for 1996 increased 8% or $15 million from 1995, while total mwh sales increased only 3%. Items contributing to this increase include increases in capacity purchase contracts, increases in replacement power expenses for Wolf Creek's spring 1996 refueling outage, and increases in the cost of nuclear fuel. Partially offsetting these increased expenses was a $2 million decrease in expense from coal inventory adjustments.

      Capacity purchase contracts provide a cost-effective alternative to constructing new capacity and contributed to increased purchased power expenses in 1996. Additional capacity purchases increased purchased power expenses about $9 million in 1996.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined  other  operation  and maintenance  expenses  for  1997 increased  from  1996  due largely to increases  in  system  dispatch, customer accounts expenses and Wolf Creek non-fuel operations. Combined other operation and maintenance expenses for 1996 decreased from 1995 due to the timing of scheduled maintenance programs.

       We continue to emphasize new technologies, improved work methodology and cost control. We are improving system processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.

DEPRECIATION AND AMORTIZATION

      The increase in depreciation expense from 1996 to 1997 and from 1995 to 1996 reflects the implementation of the MPSC stipulation and agreement discussed in the revenue sections as well as normal increases in depreciation from capital additions. The stipulation and agreement, effective July 1, 1996, authorized a $9 million annual increase in depreciation expense at about the same time the Missouri portion of Deferred Wolf Creek costs became fully amortized in December 1996. This amortization totaled about $9 million per year.

      The Kansas portion of Deferred Wolf Creek costs became fully amortized in the second quarter of 1997. Amortization of the Kansas portion of this asset totaled about $3 million per year.

      The Kansas retail revenue agreement approved by the KCC in January 1998 authorized an annual increase in depreciation expense by about $3 million effective January 1, 1998.

INCOME TAXES

      Operating income taxes decreased $9 million in 1996 from 1995. The decrease was primarily due to adjustments necessary to reflect the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns. Operating income taxes increased by $3 million in 1997 from this lower than normal 1996 level.

GENERAL TAXES

Components of general taxes:
                                         1997       1996        1995
                                                   (thousands)
  Property                             $ 43,529   $ 45,519   $ 46,019
  Gross receipts                         40,848     42,554     41,416
  Other                                   8,920      9,175      9,386
       Total                           $ 93,297   $ 97,248   $ 96,821

     Property taxes decreased from 1996 to 1997 as a result of changes in Kansas tax law which reduced the mill levy rates.

OTHER INCOME AND (DEDUCTIONS)

     Miscellaneous Income
     Miscellaneous income increased in 1997 from 1996 due primarily to increased revenues from non-utility and subsidiary operations. Dividends on the investment in a fossil-fuel generator in Argentina (see Capital Requirements and Liquidity section), revenues from a subsidiary in which KLT obtained a controlling interest during 1997 and increased revenues from oil and gas exploration contributed to the increase in miscellaneous income from subsidiary operations.

     Miscellaneous income for 1995 included a $5 million gain from the sale of steel railcars, which were replaced by leased aluminum cars. Aluminum cars are lighter-weight and offer more coal capacity per car, contributing to lower delivered coal prices.

     Miscellaneous Deductions
     Miscellaneous deductions increased in 1997 from 1996 due primarily to a $53 million payment to UtiliCorp in February 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 announcement of the agreement to combine with Western Resources, triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. Miscellaneous deductions for 1997 also include $7 million of merger-related expenses (see Note 13). Miscellaneous deductions for 1996 included $31 million in merger-related costs.

     The increase in Miscellaneous deductions in 1997 from 1996 also reflects increased non-utility expenses and subsidiary operating costs. Subsidiary expenses included in Miscellaneous deductions increased by $29 million in 1997 from 1996. The primary subsidiary expenses that increased are cost of sales, administrative and general labor and benefits, incentives for gas production, external consulting services and provision for uncollectible notes receivable. Expansion into new projects for the power subsidiaries, increased gas operations and inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increased expenses.

     Miscellaneous deductions increased in 1996 from 1995 due primarily to the termination of the UtiliCorp merger agreement and defense against Western Resources' unsolicited exchange offer. During the third quarter of 1996, $13 million in previously deferred merger costs and $5 million of the termination fee were expensed. In addition, costs incurred to defend against the unsolicited exchange offer increased 1996 expenses by $13 million. Also, subsidiary expenses increased about $9 million. Total subsidiary expenses, including interest charges discussed below, are substantially offset by related tax benefits.

     Income Taxes
     Income taxes reflect the tax impact of the excess of miscellaneous deductions over miscellaneous income. Additionally, we accrued tax credits in 1997 of $23 million related to KLT's investments in affordable housing limited partnerships and oil and gas investments. In 1996 and 1995 we accrued tax credits of $12 million and $5 million, respectively, related primarily to KLT's investments in affordable housing limited partnerships. The increase in tax credits accrued in 1997 from 1996 is due to an increase of $8 million in tax credits related to oil and gas investments. This increase in tax credits and reduced net income resulted in a significant impact on the effective income tax rate. Accrued taxes on the balance sheet decreased primarily because $9 million of these tax credits did not reduce estimated tax payments because such amounts can only be refunded by the IRS after the tax return is filed in 1998. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous deductions and income taxes.

INTEREST CHARGES

      Long-term debt interest expense increased during 1997 reflecting higher average levels of long-term debt outstanding compared with the previous year. The higher average levels of debt resulted mainly from financing by KLT to support expanding subsidiary operations and funding of other corporate capital requirements.

      The average interest rate on long-term debt, including current maturities, was 6.1% in 1997 compared with 6.0% in 1996 and 1995.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of KCPL's variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of KCPL's interest rate management, their incremental effect on interest expense and cash flows is not significant.

      The increase in miscellaneous interest charges in 1997 compared to 1996 is primarily due to interest charges incurred on the $150 million of 8.3% preferred securities.

WOLF CREEK

       Wolf   Creek  is  one  of  KCPL's  principal  generating  units
representing about 17% of its accredited generating capacity. The plant's operating performance has remained strong, contributing about 26% of the annual mwh generation while operating at an average capacity of 87% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

      The incremental operating, maintenance and replacement power costs for planned outages are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced.

     Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems, the most significant of which included: failure of the fuel assembly gripper, failure of a residual heat removal pump to start on demand, difficulties in declaring operable an essential service water system and a reactor trip during startup. Wolf Creek's eighth scheduled refueling and maintenance outage, budgeted for 45 days, began in early February 1996 and was completed in April 1996 (64 days). The eighth outage started one month early when the plant was shut down after water flow from the cooling lake was restricted by ice buildup on an intake screen. The extended lengths of the outages were the primary reasons for the increases in Wolf Creek related replacement power and operating and maintenance expenses in 1997 and 1996 over 1995. Costs of the 1997 and 1996 outages were $6 million and $2 million in excess of the costs estimated and accrued for the outages. Wolf Creek's tenth refueling and maintenance outage is scheduled for the spring of 1999 and is estimated to be a 40 day outage.

      Wolf Creek's assets and operating expenses represent about 42% and 19% of utility total assets and operating expenses, respectively. Currently, no major equipment replacements are expected, but an extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

     Ownership and operation of a nuclear generating unit exposes KCPL to risks regarding the cost of decommissioning the unit at the end of its life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 4 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

      KCPL's policy is to act in an environmentally responsible manner and use the latest technology available to avoid and treat contamination. We continually conduct environmental audits designed to ensure compliance with governmental regulations and detect contamination. However, these regulations are constantly evolving; governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

      The Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. KCPL has spent about $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. The other utility-related program calls for a study of certain air toxic substances. Based on the outcome of this study, regulation of these substances, including mercury, could be required. We cannot predict the likelihood of any such regulations or compliance costs.

      In  July 1997 the United States Environmental Protection  Agency
(EPA) published new air quality standards for ozone and particulate matter. Additional regulations implementing these new standards are expected to be finalized in 1998. Without the implementation regulations, the real impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities who use fossil fuels could be substantial. Under the new fine particulate regulations EPA will begin a five-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

      In 1997 EPA also issued new proposed regulations on reducing Nitrogen Oxide (NOx) emissions. Under the new regulations 22 states, including Missouri but not Kansas, would be required to develop plans to reduce NOx emissions. The new limits would go into effect in either 2002 or 2004. The cost of equipment to reduce NOx emissions could be substantial, however, until studies are completed on the actual impact of the new regulations on KCPL the costs cannot be determined.

     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States Carbon Dioxide (CO2) emissions below 1990 levels. President Clinton has stated that this change in the treaty will not be submitted to the U.S. Senate at this time where ratification is uncertain. If future national restrictions on electric utility CO2 emissions are eventually required, the financial impact upon KCPL could be substantial.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs using two digits instead of four digits to define the applicable year. Computer programs with date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

     Through ongoing assessment of the Year 2000 Issue, we have determined that it is necessary to modify or replace some of KCPL's internal software so that its computer systems will properly utilize dates beyond December 31, 1999. We believe that with the planned modifications and conversions of KCPL's software, the Year 2000 Issue can be mitigated. We will utilize both internal and external resources to address the Year 2000 Issue. We plan to complete the Year 2000 project by December 31, 1998. This will allow time for additional compliance testing of the systems.

     The cost of the Year 2000 project is being expensed as incurred and is not material to KCPL's results of operations. However, there is no guarantee that current cost estimates of the Year 2000 project will not be exceeded. For the past several years, we have been replacing older systems with new and innovative technologies that place us in a stronger competitive position for the future. As a result, the cost of the Year 2000 project has been lessened. Specific factors that might cause costs to exceed estimates include, but are not limited to, the availability and cost of appropriately trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     We have initiated formal communications with all of KCPL's large suppliers and customers to evaluate KCPL's vulnerability to those third parties' failure to remediate their own Year 2000 Issue.
However, there is no guarantee that third party systems on which KCPL's systems rely will be timely converted, or that a failure to convert, or a conversion that is incompatible with KCPL's systems, would not have a material adverse effect on KCPL.

PROJECTED CONSTRUCTION EXPENDITURES

      We are fully exploring alternatives to new construction. During 1995 we entered into an operating lease for a new 142 mw combustion turbine, now scheduled to be placed in service during 1998. We have also contracted to purchase capacity through fixed-price agreements (see Note 4 to the Consolidated Financial Statements - Capacity Purchase Commitments). Compared to the long-term fixed costs of building new capacity, these contracts provide a cost-effective way of meeting uncertain levels of demand growth, even though there are risks associated with market price fluctuations.

     Total utility capital expenditures, excluding allowance for funds used during construction, were $125 million in 1997. The utility construction expenditures are projected for the next five years as follows:

                                   Construction Expenditures
                           1998   1999    2000   2001    2002  Total
                                           (millions)

Generating facilities      $ 27   $ 34    $ 34    $13    $ 40   $148
Nuclear fuel                 19      2      21     25       1     68
Transmission facilities       6      4       4      8      18     40
Distribution and
  general facilities         54     53      53     49      45    254
     Total                 $106   $ 93    $112    $95    $104   $510

     This construction expenditure plan is subject to continual review and change.

CAPITAL REQUIREMENTS AND LIQUIDITY

      As of December 31, 1997, liquid resources of KCPL included cash flows from operations, $300 million of registered but unissued unsecured medium-term notes and $343 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $300 million and KLT's long-term revolving line of credit of $43 million. Cash and cash equivalents increased by $51 million from December 31, 1996 to December 31, 1997, primarily due to $21.5 million of proceeds from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain; the issuance of $150 million of preferred securities (see Note 10 to the Consolidated Financial Statements) and
because   expenditures  during  1997  for  certain  investments   were
restricted under the Western Resources merger agreement.

      KCPL continues to generate positive cash flows from operating activities, although individual components of working capital will vary with normal business cycles and operations including the timing of receipts and payments.

      Cash required to meet current tax liabilities has increased as KCPL no longer receives the benefits of accelerated tax depreciation on any significant generating plant assets. Accelerated depreciation lowers tax payments in the earlier years of an asset's life while increasing deferred tax liabilities; this relationship reverses in the later years of an asset's life. KCPL's last significant generating plant addition was the completion of Wolf Creek in 1985.

      At  December  31,  1997 coal inventory levels  were  at  75%  of targeted levels. This shortfall was due mainly to poor railroad delivery performance throughout 1997. Such railroad related problems are expected to continue at least through 1998. We are working with KCPL's rail carriers to ensure an adequate coal supply and allow recovery to targeted coal inventory levels.

     Deferred debt issuance expenses and goodwill resulting from KLT's acquisitions contributed to the increase in Other deferred charges on the Consolidated Balance Sheets from December 31, 1996 to December 31, 1997. Other deferred credits increased due to an increase in Wolf Creek decommissioning liabilities. Also, minority interests included in Other deferred credits increased as KLT obtained controlling interests in new companies in 1997.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and nonutility properties. KLT completed several investments during 1997 increasing Investments and Nonutility Property on the Consolidated Balance Sheet by approximately $100 million. These include a 12% ownership interest in the largest fossil-fuel generator in Argentina and a significant ownership interest in Digital Teleport, Inc. (DTI), a St. Louis, Missouri, facilities-based provider of long-haul and local telecommunications services. As part of the DTI transaction, KLT converted a note receivable, with a balance at December 31, 1996, of $9 million, to the investment in DTI.

      Construction work in progress increased by $24 million from December 31, 1996 to December 31, 1997, due to continued construction on production projects and system software upgrades.

      Cash provided by financing activities increased from December 1996 to December 1997 due to additional long-term borrowings. Long-term debt, including current maturities, increased by $37 million from December 31, 1996 to December 31, 1997, primarily due to additional borrowings by KLT on its long-term revolving line of credit. As discussed in Note 10 to the Consolidated Financial Statements, KCPL Financing I, a wholly-owned subsidiary of KCPL, issued $150 million of preferred securities in April 1997. The $53 million payment to UtiliCorp, recorded as an expense, and KLT's purchases of investments and nonutility properties were financed mostly by the preferred securities and additional long-term borrowings. Cash used in Other financing activities increased from 1996 to 1997 due primarily to the costs of issuing the preferred securities which are being amortized over 40 years.

     KCPL's common dividend payout ratio was 137% in 1997, 94% in 1996 and 80% in 1995. The increase in the payout ratios for 1997 and 1996 from 1995 is due mainly to the significant merger related costs expensed in both periods. The last time the common dividend payout ratio was greater than 100% was 1992. The summer of 1992 was the second coolest on record.

      We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. Uncertainties affecting KCPL's ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, the availability of generating units and compliance with future environmental regulations (see Environmental Matters section). The funds needed for the retirement of $462 million of maturing debt through the year 2002 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended December 31
                                            1997          1996          1995
                                                      (Thousands)


ELECTRIC OPERATING REVENUES               $895,943      $903,919      $885,955

OPERATING EXPENSES
 Operation
   Fuel                                    134,509       140,505       139,371
   Purchased power                          59,247        52,455        38,783
   Other                                   191,897       180,719       178,599
 Maintenance                                70,892        71,495        78,439
 Depreciation                              110,898       103,912        97,225
 Income taxes                               71,113        68,155        77,062
 General taxes                              93,297        97,248        96,821
 Deferred Wolf Creek costs amortization      1,368        11,617        12,607
    Total                                  733,221       726,106       718,907

OPERATING INCOME                           162,722       177,813       167,048

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                   2,407         2,368         2,279
 Miscellaneous income                       39,021         4,843         8,623
 Miscellaneous deductions                 (118,442)      (55,172)      (11,101)
 Income taxes                               63,034        36,402        10,259
    Total                                  (13,980)      (11,559)       10,060


INCOME BEFORE INTEREST CHARGES             148,742       166,254       177,108

INTEREST CHARGES
 Long-term debt                             60,298        53,939        52,184
 Short-term debt                             1,382         1,251         1,189
 Miscellaneous                              12,843         4,840         3,112
 Allowance for borrowed funds
  used during construction                  (2,341)       (1,947)       (1,963)
    Total                                   72,182        58,083        54,522

 Net Income                                 76,560       108,171       122,586
 Preferred Stock
  Dividend Requirements                      3,789         3,790         4,011
 Earnings Available for
  Common Stock                             $72,771      $104,381      $118,575

Average Number of Common
 Shares Outstanding                         61,895        61,902        61,902
Basic and Diluted Earnings
 per Common Share                            $1.18         $1.69         $1.92
Cash Dividends per
 Common Share                                $1.62         $1.59         $1.54


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                                 Year Ended December 31
                                            1997          1996          1995
                                                      (thousands)
Beginning Balance                         $455,934      $449,966      $426,738
Net Income                                  76,560       108,171       122,586
                                           532,494       558,137       549,324
Dividends Declared
  Preferred stock - at required rates        3,773         3,782         4,029
  Common stock                             100,269        98,421        95,329
Ending Balance                            $428,452      $455,934      $449,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                     December 31   December 31
                                                        1997          1996
ASSETS                                                      (thousands)

UTILITY PLANT, at original cost
 Electric                                             $3,502,796    $3,472,607
 Less-accumulated depreciation                         1,314,154     1,238,187
    Net utility plant in service                       2,188,642     2,234,420
 Construction work in progress                            93,264        69,577
 Nuclear fuel, net of amortization of
   $86,516 and $84,540                                    41,649        39,497
    Total                                              2,323,555     2,343,494

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       126,000

INVESTMENTS AND NONUTILITY PROPERTY                      345,126       231,874

CURRENT ASSETS
 Cash and cash equivalents                                74,098        23,571
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,941 and $1,644                                  28,741        27,093
 Other receivables                                        33,492        36,113
 Fuel inventories, at average cost                        13,824        19,077
 Materials and supplies, at average cost                  46,579        47,334
 Deferred income taxes                                       648         2,737
 Other                                                     7,155         5,055
    Total                                                204,537       160,980

DEFERRED CHARGES
 Regulatory assets                                        30,017        37,747
 Other deferred charges                                   31,798        14,417
    Total                                                 61,815        52,164

    Total                                             $3,058,033    $2,914,512

CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see statements)                       $2,051,489    $1,943,647
CURRENT LIABILITIES
 Notes payable to banks                                    1,243             0
 Current maturities of long-term debt                     74,180        26,591
 Accounts payable                                         57,568        55,618
 Accrued taxes                                             1,672        18,443
 Accrued interest                                         22,360        21,054
 Accrued payroll and vacations                            23,409        25,558
 Accrued refueling outage costs                            1,664         7,181
 Other                                                    15,068        11,980
     Total                                               197,164       166,425

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   638,679       643,189
 Deferred investment tax credits                          63,257        67,107
 Other                                                   107,444        94,144
    Total                                                809,380       804,440

COMMITMENTS AND CONTINGENCIES  (note 4)

   Total                                              $3,058,033    $2,914,512

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended December 31
                                               1997        1996        1995
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $76,560    $108,171    $122,586
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  110,898     103,912      97,225
 Amortization of:
  Nuclear fuel                                  16,836      16,094      14,679
  Deferred Wolf Creek costs                      1,368      11,617      12,607
  Other                                          8,223       5,507       8,152
 Deferred income taxes (net)                     4,780      (8,662)     (3,268)
 Investment tax credit amortization
   and reversals                                (3,850)     (4,163)    (11,570)
 Deferred storm costs                                0      (8,885)          0
 Allowance for equity funds used
   during construction                          (2,407)     (2,368)     (2,279)
 Other operating activities (Note 1)            (3,924)     (4,314)    (14,955)

  Net cash from operating activities           208,484     216,909     223,177

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (124,734)   (100,947)   (134,070)
 Allowance for borrowed funds used
   during construction                          (2,341)     (1,947)     (1,963)
 Purchases of investments                     (107,603)    (35,362)    (56,759)
 Purchases of nonutility property              (15,733)    (20,395)          0
 Sale of streetlights                           21,500           0           0
 Other investing activities                     (8,902)       (931)      9,046

  Net cash from investing activities          (237,813)   (159,582)   (183,746)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                        150,000           0           0
 Issuance of long-term debt                     66,292     135,441     111,055
 Repayment of long-term debt                   (28,832)    (74,230)    (33,428)
 Net change in short-term borrowings             1,243     (19,000)    (13,000)
 Dividends paid                               (104,042)   (102,203)    (99,358)
 Other financing activities                     (4,805)     (2,154)      3,473

  Net cash from financing activities            79,856     (62,146)    (31,258)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                               50,527      (4,819)      8,173
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      23,571      28,390      20,217
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $74,098     $23,571     $28,390

CASH PAID DURING THE YEAR FOR:
Interest (net of amount capitalized)           $71,272     $52,457     $48,200
Income taxes                                   $22,385     $58,344     $67,053

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                     December 31   December 31
                                                        1997          1996
                                                           (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      428,452       455,934
 Unrealized gain on securities available for sale          1,935         6,484
 Capital stock premium and expense                        (1,664)       (1,666)
          Total                                          878,420       910,449
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.75%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000             0

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 1997-2008, 6.92% and
       6.81% weighted-average rate at December 31        407,500       468,500
    4.24%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.31%* due 2015-17                                   196,500       196,500
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.48%
       and 8.51% weighted-average rate at
       December 31                                        61,207        65,368
    Bank Credit Agreement due 1999, 6.67% and
       6.78% weighted-average rate at December 31        107,500        55,000
    Other Long-Term Notes                                  2,532             0
          Total                                          934,007       944,136
          Total                                       $2,051,489    $1,943,647

*  Variable rate securities, weighted-average rate as of December 31, 1997

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      Kansas City Power & Light Company is a medium-sized electric utility with more than 445,000 customers at year-end in western Missouri and eastern Kansas. About 95% of KCPL's retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About two-thirds of KCPL's retail sales are to Missouri customers, the remainder to Kansas customers.

      The consolidated financial statements include the accounts of Kansas City Power & Light Company and KLT Inc. (KLT), a wholly-owned, nonutility subsidiary. The consolidated entity is referred to as KCPL. KLT was formed in 1992 as a holding company for various nonregulated business ventures. Existing ventures include investments in domestic and international nonregulated power production, energy services, oil and gas development and production, telecommunications, telemetry technology and affordable housing limited partnerships. Currently, the electric utility accounts for about 89% of consolidated assets and about 92% of net income. Intercompany balances and transactions have been eliminated. KLT's revenues and expenses have been classified as Other Income and (Deductions) and Interest Charges in the income statement.

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

Fair Value of Financial Instruments

      The stated values of financial instruments as of December 31, 1997 and 1996, approximated fair market values. KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available.

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

Investments in Affordable Housing Limited Partnerships

      Through December 31, 1997, KLT had invested $100 million in affordable housing limited partnerships. About $79 million of these investments were recorded at cost; the equity method was used for the remainder. Tax credits are recognized in the year generated. A change in accounting principle relating to investments made after May 19, 1995, requires limited partnership investments of more than 5% to use the equity method. Of the investments recorded at cost, $69 million exceed this 5% level but were made prior to May 19, 1995.

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

     AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. It is capitalized as a cost of construction work in progress. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is shown as a noncash item of other income. When a construction project is placed in service, the related AFDC, as well as other construction costs, is used to establish rates under regulatory rate practices. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.6% for 1997, 8.5% for 1996 and 8.7% for 1995.

      Depreciation is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Average annual composite rates were about 3.2% in 1997 compared with 3.1% in 1996 and 2.9% in 1995.

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

Nuclear Plant Decommissioning Costs

      The Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) require the owners of Wolf Creek to submit an updated decommissioning cost study every three years. The following table shows the decommissioning cost estimates and the escalation rates and earnings assumptions approved by the MPSC in January 1998 and the KCC in 1997. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Plant decommissioning is not expected to start before 2025.

                                              KCC          MPSC
  Future cost of decommissioning:
    Total Station                        $1.3 billion  $1.8 billion
    47% share                            $624 million  $832 million

  Current cost of decommissioning (in
  1996 dollars):
    Total Station                        $409 million  $409 million
    47% share                            $192 million  $192 million

  Annual escalation factor                   3.60%         4.50%
  Annual return on trust assets              6.80%         7.66%

      KCPL contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operation expenses and recovered in rates. Contributions to the trust will remain consistent through 1999 and are expected to increase slightly beginning in 2000. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, we believe a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit. This assumes KCPL continues to be regulated.

      As  of  December  31,  1997 and 1996, the  trust  fund  balance, including reinvested earnings, was $40 and $31 million, respectively. These amounts are reflected in Investments and Nonutility Property. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

      In 1996 FASB issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets, that addressed the accounting for obligations arising from dismantlement, removal, site reclamation, and decontamination of certain long-lived assets. In November 1997 FASB decided to reconsider the scope of the statement. The effective date of the statement is undecided. If current electric utility industry accounting practices for such decommissioning costs are changed: 1) annual decommissioning expenses could increase, and 2) trust fund income from the external decommissioning trusts could be reported as investment income. We are not able to predict what affect those changes would have on results of operations, financial position, or related regulatory practices until the final issuance of a revised accounting guidance. However, we do not anticipate results of operations to be significantly affected as long as KCPL is regulated.

Nuclear Fuel

      Nuclear fuel is amortized to fuel expense based on the quantity of heat produced for the generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense and recovered through rates.

      In 1996 a U.S. Court of Appeals issued a decision that the Nuclear Waste Policy Act unconditionally obligated the DOE to begin accepting spent fuel for disposal in 1998. In late 1997 the same court issued another decision precluding the DOE from concluding that its delay in accepting spent fuel is "unavoidable" under its contracts with utilities due to lack of a repository or interim storage authority. By year-end 1997 KCPL and other utilities had petitioned the DOE for authority to suspend payments of their quarterly fees until such time as the DOE begins accepting spent fuel. In January 1998 the DOE denied the utilities' petition. The utilities intend to appeal that decision.

      A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel on a priority basis; the owners of the oldest spent fuel will be given the highest priority. As a result, disposal services for Wolf Creek may not be available prior to 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

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

      We recognize regulatory assets when allowed by a commission's rate order or when it is probable, based on regulatory precedent, that future rates will recover the amortization of the deferred costs. We continuously monitor changes in market and regulatory conditions and consider the effects of any changes in assessing the continued applicability of FASB 71. If we were unable to apply FASB 71, the unamortized balance of $153 million of KCPL's regulatory assets, net of the related tax benefit, would be written off.

     Deferred Wolf Creek Costs

           The KCC and MPSC allowed continued construction accounting for ratemaking purposes after Wolf Creek's 1985 commercial in-service date. Certain other carrying costs were also deferred. The deferrals were amortized and recovered in rates from 1987 through June 1997.

     Recoverable Taxes

          See the following Income Taxes section.

     Deferred Charges - Regulatory Assets

                                                         Amortization
                                         December 31,   Ending period
                                             1997

                                          (millions)
     Coal contract termination costs        $   8.1          2002
     1996 snowstorm costs                       7.0          2001
     Decommission   and   decontaminate
       federal uranium enrichment facilities    6.0          2007
     Premium on redeemed debt                   6.9          2014
     Other                                      2.0          2006
               Total                        $  30.0

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

Basic and Diluted Earnings per Common Share Calculation

      Basic and diluted earnings per common share of $1.18, $1.69, and $1.92 for 1997, 1996 and 1995 were determined by dividing earnings available for common stock of $72,771,000, $104,381,000 and $118,575,000 by the average number of shares outstanding of 61.9 million. Derivation of earnings available for common stock is reflected on the Consolidated Statements of Income.

Consolidated Statements of Cash Flows - Other Operating Activities

                                           1997       1996      1995
Cash flows affected by changes in:              (thousands)
      Receivables                     $     973  $   1,462  $(17,551)
      Fuel inventories                    5,253      3,026    (5,533)
      Materials and supplies                755       (159)   (2,222)
      Accounts payable                    1,950      3,112   (20,980)
      Accrued taxes                     (16,771)   (21,283)   15,042
      Accrued interest                    1,306      4,148     4,697
      Wolf Creek refueling outage
        accrual                          (5,517)    (6,382)   11,443
      Pension and postretirement
        benefit obligations              (2,245)       (84)   (4,176)
Other                                    10,372     11,846     4,325
            Total                     $  (3,924)  $ (4,314) $(14,955)

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans

      KCPL has defined benefit pension plans for its employees, including officers. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. KCPL has satisfied the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

Funded status of the plans:
December 31                                        1997        1996
                                                     (thousands)
Accumulated benefit obligation:
  Vested                                         $ 264,974   $ 247,264
  Nonvested                                          7,978       6,526
     Total                                       $ 272,952   $ 253,790

Determination of plan assets less obligations:
  Fair value of plan assets (a)                  $ 423,331   $ 363,285
  Projected benefit obligation (b)                 334,017     307,050
      Difference                                 $  89,314   $  56,235

Reconciliation of difference:
  Accrued trust liability                        $ (11,349)  $ (13,645)
  Unrecognized transition obligation                 8,469      10,541
  Unrecognized net gain                             96,662      63,022
  Unrecognized prior service cost                   (4,468)     (3,683)
      Difference                                  $ 89,314   $  56,235

(a) Plan assets are invested in insurance contracts, corporate bonds, equity securities, U.S. Government securities, notes, mortgages and short-term investments.
(b) Based on weighted-average discount rates of 7.5% in 1997 and 8.0% in 1996; and increases in future salary levels of 4% to 5% in 1997 and 1996.

Components of provisions for pensions:
                                          1997       1996      1995
                                                 (thousands)

Service cost                           $   8,427  $   8,164 $  6,414
Interest cost on projected benefit
  obligation                              24,258     23,379   22,593
Actual return on plan assets             (75,435)   (40,831) (50,108)
Other                                     48,090     15,347   25,656
   Net periodic pension cost           $   5,340  $   6,059 $  4,555

Long-term rates of return on plan assets of 8.5% to 9.25% were used.

Postretirement Benefits Other Than Pensions

     In addition to providing pension benefits, certain postretirement health care and life insurance benefits are provided for substantially all retired employees.

      We accrue the cost of postretirement health care and life insurance benefits during an employee's years of service. These costs are currently recovered through rates on an accrual basis. In 1995 we began funding the year's overall net periodic postretirement benefit cost, subject to maximum deductible limits for income tax purposes.

Reconciliation of postretirement benefits to amounts recorded in the balance sheets:
December 31                                           1997      1996
                                                       (thousands)
Accumulated postretirement benefit
 obligation (APBO) (a):
   Retirees                                        $  20,464 $ 20,582
  Fully eligible active plan participants              3,820    3,149
  Other active plan participants                       8,914    8,459
     Total APBO                                       33,198   32,190
Fair value of plan assets (b)                         (4,970)  (3,620)
Unrecognized transition obligation                   (17,616) (18,791)
Unrecognized net gain                                  2,424    3,255
Unrecognized prior service cost                         (632)    (709)
     Accrued postretirement benefit obligation
      (included in Deferred Credits
       and Other Liabilities - Other)              $  12,404 $ 12,325

(a) Based on weighted-average discount rates of 7.5% in 1997 and 8.0% in 1996; and increases in future salary levels of 4% in 1997 and 1996.
(b)  Plan assets are invested in certificates of deposit.

Net periodic postretirement benefit cost:
                                              1997      1996    1995
                                                    (thousands)

Service  cost                                $   514  $   574 $   435
Interest cost on APBO                          2,518    2,520   2,423
Amortization of unrecognized
  transition obligation                        1,174    1,174   1,175
Other                                            (66)       6     (60)
  Net periodic postretirement benefit cost   $ 4,140  $ 4,274 $ 3,973

      Actuarial assumptions include an increase in the annual health care cost trend rate for 1998 of 9%, decreasing gradually over a three-
year  period  to  its  ultimate level of 6%.   The  health  care  plan
requires retirees to share in the cost when premiums exceed a certain amount. Because of this provision, an increase in the assumed health care cost trend rate by 1% per year would only increase the APBO as of December 31, 1997, by about $554,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 1997 by about $57,000.

Stock Options

      The exercise price of stock options granted equaled the market price of KCPL's common stock on the grant date. One-half of all options granted vest one year after the grant date, the other half vest two years after the grant date. An amount equivalent to the quarterly dividends paid on KCPL's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if they exercise their option when the market price is above the exercise price. Unexercised options expire ten years after the grant date.

      KCPL follows Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related Interpretations in accounting for this plan. Because of the dividend provision, we expensed  $1.2,  $1.4  and  $1.0 million  for  1997,  1996  and  1995, respectively. The expense includes accumulated and reinvested dividends plus the appreciation in stock price since the grant date. If the stock price decreases below the exercise price, the cumulative expense related to those options is reversed.

      FASB Statement No. 123 - Accounting for Stock-Based Compensation requires certain disclosures regarding expense and value of options granted using the fair-value method even though KCPL follows APB Opinion 25. The disclosures have not been made since we have expensed approximately the same amount as required by FASB 123. For options outstanding at December 31, 1997, exercise prices range from $20.625 to $26.188 and the weighted-average remaining contractual life is 6.6 years.

Stock option activity over the last three years is summarized below:
                                 1997           1996          1995
                            shares price*  shares price*  shares price*
Outstanding at January 1   298,875 $22.96 266,125 $22.14 197,375 $21.87
  Granted                      ---     --  59,000  26.19  68,750  23.06
  Exercised                (33,625) 21.94 (26,250) 22.27     ---     --
Outstanding at December 31 265,250 $23.12 298,875 $22.96 266,125 $22.18
Exercisable as of
  December 31              235,750 $22.73 206,500 $22.02 162,813 $22.14
*weighted-average exercise price

3. INCOME TAXES

Income tax expense consisted of the following:
                                          1997        1996      1995
                                                  (thousands)
Current income taxes:
  Federal                                 $2,801     $35,816   $69,697
  State                                    4,348       8,762    11,944
     Total                                 7,149      44,578    81,641

Deferred income taxes, net:
  Federal                                  4,108      (7,441)   (3,152)
  State                                      672      (1,221)     (116)
     Total                                 4,780      (8,662)   (3,268)

Investment tax credit amortization
  and reversals                           (3,850)     (4,163)  (11,570)
     Total income tax expense             $8,079     $31,753   $66,803


KCPL's effective income tax rates differed from the statutory federal rates mainly due to the following:
                                            1997      1996      1995

Federal statutory income tax rate           35.0%     35.0%     35.0%
Differences between book and tax
  depreciation not normalized                3.7      (0.4)      1.2
Amortization of investment tax credits      (4.5)     (3.0)     (2.5)
Income    tax    credits                   (26.0)     (9.1)     (2.3)
State income taxes                           3.9       3.5       4.1
Other                                       (2.6)     (3.3)     (0.2)
     Effective income tax rate               9.5%     22.7%     35.3%

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:
December 31                                        1997        1996
                                                     (thousands)

Plant related                                   $ 558,629    $ 562,287
Recoverable taxes                                  48,000       49,000
Other                                              31,402       29,165
     Net deferred income tax liability          $ 638,031    $ 640,452

The net deferred income tax liability consisted of the following:
December 31                                        1997        1996
                                                       (thousands)

Gross  deferred income tax assets               $ (61,358)   $ (60,979)
Gross deferred income tax liabilities             699,389      701,431
     Net deferred income tax liability          $ 638,031    $ 640,452

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

     Property, Decontamination and Premature Decommissioning Insurance

    The Owners also carry $2.8 billion ($1.3 billion, KCPL's share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. This insurance is provided by Nuclear Electric Insurance Limited (NEIL).

    In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. KCPL's share of any remaining proceeds can be used for property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted (see Note 1 - Nuclear Plant Decommissioning Costs).

     Extra Expense Insurance - Including Replacement Power

    The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

     Retrospective Assessments

           Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $9 million.

     Other

           In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on KCPL's financial condition and results of operations.

Nuclear Fuel Commitments

      As of December 31, 1997, KCPL's portion of Wolf Creek nuclear fuel commitments included $35 million for enrichment through 2003, $68 million for fabrication through 2025 and $10 million for uranium and conversion through 2001.

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

      We continually conduct environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet new and future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities.

Coal Contracts

      KCPL's share of coal purchased under existing contracts was $38, $36 and $42 million in 1997, 1996 and 1995, respectively. Under these coal contracts, KCPL's remaining share of purchase commitments totals $91 million. Obligations for the years 1998 through 2002 total $33, $20, $9, $9 and $9 million, respectively. The remainder of KCPL's coal requirements will be fulfilled through spot market purchases. KCPL has freight commitments for delivery of coal for the next five years of approximately $20 million per year.

Leases

      KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs, we can cancel the lease if we are able to secure an alternative transmission path. Commitments under this lease total $2 million per year and $52 million over the remaining life of the lease if it is not canceled.

      Rental expense for other leases including railcars, computer equipment, buildings, transmission line and other items was $20 to $22 million per year during the last three years. The remaining rental commitments under these leases total $167 million. Obligations for the years 1998 through 2002 average $15 million per year. Capital leases are not material and are included in these amounts.

      As the managing partner of three jointly-owned generating units, we have entered into leases for railcars to serve those units. The entire lease commitment is reflected in the above amounts although about $2 million per year ($29 million total) will be reimbursed by the other owners.

      KCPL has a lease agreement for a combustion turbine. The lease term expires in 1999. The lease is not included in the lease commitments disclosed above as lease payments will not begin until construction of the turbine is completed and accepted by KCPL. Rental payments will be based on a variable London InterBank Offered Rate (LIBOR) and will depend on the final capitalized cost. The operating lease will be up to a $50 million commitment.

Purchased Capacity Commitments

       We purchase capacity from other utilities and nonutility suppliers. Purchased capacity gives us the option to purchase energy if needed or when market prices are favorable. This provides a cost-effective alternative to new construction. As of December 31, 1997, contracts to purchase capacity total $248 million through 2016. During 1997, 1996 and 1995, capacity purchases were $26, $26 and $17 million, respectively. For the years 1998 through 2002, these commitments average $22 million per year. For each of the next five years, net capacity purchases represent about 8% of KCPL's 1997 total available capacity.

5. SECURITIES AVAILABLE FOR SALE

  KLT held a $5.0 million investment in convertible preferred stock of CellNet Data Systems, Inc. (CellNet). In September 1996 CellNet completed a public offering triggering conversion of the preferred stock into common stock. As a result of the conversion, the carrying value of the investment at December 31, 1996 was adjusted to its market value of $15.2 million. The $10.2 million increase in market value over original cost resulted in an unrealized gain at December 31, 1996, of $6.5 million (net of deferred taxes of $3.7 million). At December 31, 1997, the market value of the investment was $8.0 million resulting in a decrease in the unrealized gain to $1.9 million (net of deferred taxes of $1.1 million).

6. COSTANERA INVESTMENT

     In 1997 KLT invested $46 million for a 12 percent ownership in the largest fossil-fueled generator in Argentina. The investment is not adjusted to fair value because the fair value of the acquired Class A stock is not readily determinable. Because of a legally binding consortium and stockholders contract requiring the Class A shareholders to authorize the maximum dividend distribution, KLT accrued $3.4 million of estimated dividends prior to actual declaration.

7. INTANGIBLE ASSETS

       The application of purchase accounting for certain KLT investments during 1997 resulted in $12 million of goodwill recognition. These amounts are included in Other deferred charges on the balance sheet and are being amortized over 10 to 15 years.

8. SALE OF ACCOUNTS RECEIVABLE

      As of December 31, 1997 and 1996, an undivided interest in $60 million of designated customer accounts receivable was sold with limited recourse. Related costs of $3.6, $3.5 and $3.8 million for 1997, 1996 and 1995, respectively, were included in Other Income and (Deductions) - Miscellaneous deductions.

9. SHORT-TERM BANK LINES OF CREDIT

     As of December 31, 1997 and 1996, under minimal fee arrangements, unused short-term bank lines of credit totaled $300 million and $280 million, respectively.

10. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

      As of December 31, 1997 and 1996, KCPL held 35,811 and 12,907 shares of its common stock to be used for future distribution, respectively. The cost of these shares is included in Investments and Nonutility Property.

      The Restated Articles of Consolidation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, KCPL could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

Preferred Stock and Redeemable Preferred Stock

      Scheduled mandatory sinking fund requirements for the redeemable 4% Cumulative Preferred Stock are 1,600 shares per year. Shares issued as of December 31 totaled 11,157 in 1997 and 12,757 in 1996. Shares held by KCPL, at December 31, to meet future sinking fund requirements totaled 10,534 in 1997 and 12,134 in 1996. The cost of the shares held is reflected as a reduction of the capital account.

      As of December 31, 1997, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. We have the option to redeem the $89 million Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities

     In April 1997 KCPL Financing I (Trust), a wholly-owned subsidiary of KCPL, issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. These payments are reflected as Miscellaneous Interest Charges in the Consolidated Statement of Income and are tax deductible by KCPL. We may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. We may redeem all or a portion of the debentures after March 31, 2002, requiring an equal amount of preferred securities to be redeemed at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

11. LONG-TERM DEBT

General Mortgage Bonds and Unsecured Notes

      KCPL is authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant.

     As of December 31, 1997, $627 million general mortgage bonds were pledged under the Indenture to secure the outstanding medium-term notes and revenue refunding bonds.

      KCPL is also authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. This indenture prohibits KCPL from issuing additional general mortgage bonds while any unsecured notes are outstanding. As of December 31, 1996 and 1997, no unsecured notes had been issued.

Interest Rate Swap and Cap Agreements

      As of December 31, 1997, we had entered into four interest rate swap agreements and two cap agreements to limit the interest rate on $90 million of long-term debt. The swap agreements mature in 1998 and effectively fix the interest rates on $50 million of variable-rate debt to a weighted-average rate of 3.63% as of December 31, 1997. The cap agreements limit the interest rate on $40 million of variable-rate debt to 5.0% expiring in 1998.

      As of December 31, 1996, we had entered into five interest rate swap agreements and three cap agreements limiting the interest rate on $120 million of long-term debt. The swap agreements mature from 1997 to 1998 and effectively fixed the interest rates on $60 million of variable-rate debt to a weighted-average rate of 3.84% as of December 31, 1996. The cap agreements limited the interest rate on $60 million of variable-rate debt to 5.0% expiring through 1998.

      These swap and cap agreements are with several highly rated financial institutions and simply limit KCPL's exposure to increases in interest rates. They do not subject KCPL to any material credit or market risks. The fair value of these agreements is immaterial and is not reflected in the financial statements. Although derivatives are an integral part of KCPL's interest rate management, their incremental effect on interest expense for 1997 and 1996 was insignificant.

Subsidiary Obligations

       KLT has a long-term revolving line of credit agreement for $150 million collateralized by the capital stock of KLT's direct subsidiaries. The affordable housing notes are collateralized by the affordable housing investments. At December 31, 1997, KLT has approximately $3.5 million of notes related to the 1997 acquisition of Simmons of which $950,000 are classified as current maturities. The Simmons notes are collateralized by the Simmons stock.

Scheduled Maturities

      Long-term debt maturities for the years 1998 through 2002 are $74, $192, $67, $92 and $37 million, respectively.

12. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

     Joint ownership agreements with other utilities provide undivided interests in utility plants as of December 31, 1997, as follows (in millions of dollars):

                                        Wolf Creek  LaCygne    Iatan
                                           Unit      Units      Unit
KCPL's share                                47%       50%        70%

Utility plant in service                $ 1,344    $  296    $   244
Estimated accumulated depreciation
  (production plant only)               $   391    $  180    $   137
Nuclear  fuel, net                      $    42    $    -    $     -
KCPL's accredited capacity-megawatts        547       677        469

      Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement. Western Resources, Inc. (Western Resources) also owns a 47% share of the Wolf Creek unit and a 50% share of the LaCygne units (see Note 13).

13. AGREEMENT AND PLAN OF MERGER WITH WESTERN RESOURCES

      On February 7, 1997, KCPL and Western Resources entered into an Agreement and Plan of Merger (the Merger Agreement) to form a strategic business combination. Western Resources first delivered an unsolicited exchange offer to KCPL's Board of Directors during the second quarter of 1996. This initial offer, subject to numerous conditions, proposed the exchange of $28 (later increased to $31) of Western Resources stock for each share of KCPL stock. After careful consideration, KCPL's Board of Directors rejected both offers. In July 1996 Western Resources commenced an exchange offer for KCPL common stock. In late 1996 KCPL began discussing a possible merger with Western Resources leading to the Merger Agreement.

      In December 1997 KCPL canceled a previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion for the merger transaction on the basis of the previously announced terms. The companies are currently exploring other alternatives on which a transaction could be based. It is impossible to predict the outcome of these efforts at the present time.

      In 1997 KCPL incurred and deferred $7 million of merger-related costs. Because of the December 1997 announcement, generally accepted accounting principles required these deferred merger costs to be expensed even though discussions and negotiations of the transaction continue.

      The current Merger Agreement does not allow KCPL to increase its common stock dividend. It also requires KCPL to redeem all outstanding shares of cumulative preferred stock prior to completion of any merger. The current Merger Agreement can be terminated on June 30, 1998, under certain circumstances, if shareholder approval has not been obtained. However, if the current Merger Agreement is terminated under certain other circumstances, a payment of $50 million will be due Western Resources if, within two and one-half years following termination, KCPL agrees to consummate a business combination with a third party that made a proposal to combine prior to termination.

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1997
Operating revenues              $  195    $  215    $  290     $ 196
Operating income                    28        37        73        25
Net income                         (15)       24        58        10
Basic and diluted earnings
  per common share              $(0.26)   $ 0.37    $ 0.92     $0.14


                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1996
Operating revenues              $  207    $  226    $  270     $  201
Operating income                    35        42        68         33
Net income                          25        27        36         20
Basic and diluted earnings
  per common share              $ 0.38    $ 0.43    $ 0.57     $ 0.31

      The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

      In February 1997 KCPL paid UtiliCorp United Inc. (UtiliCorp) $53 million for agreeing to combine with Western Resources within two and one-half years from the termination of KCPL's agreement to merge with UtiliCorp. This agreement was terminated due to failure of KCPL shareholders to approve the transaction with UtiliCorp. Additionally, $7 million of merger-related costs were expensed in December 1997 (see
Note 13).

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

15. SUBSEQUENT EVENT

      On January 6, 1998 the KCC approved a settlement agreement authorizing a $14.2 million revenue reduction and an increase in depreciation expense of $2.8 million effective January 1, 1998.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Kansas City Power & Light Company:

      We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiary listed in the index on page 48 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/Coopers & Lybrand L.L.P.
                                          COOPERS & LYBRAND L.L.P.

Kansas City, Missouri
January 30, 1998

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

    See General Note to Part III.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
AND MANAGEMENT

    See General Note to Part III.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

General Note To Part III

     Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, and 12) of Form 10-K not disclosed above will be either
(i) incorporated by reference to the Definitive Proxy Statement for KCPL's 1998 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission not later than April 30, 1998, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                        PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,   AND
REPORTS ON FORM 8-K

                                                                  Page
                                                                   No.
                                                                  ____
FINANCIAL STATEMENTS

a.  Consolidated Statements of Income and Consolidated             25
    Statements of Retained Earnings for the years ended
    December 31, 1997, 1996, and 1995

b.  Consolidated Balance Sheets - December 31, 1997, and 1996      26

c.  Consolidated Statements of Cash Flows for the years ended      27
    December 31, 1997, 1996, and 1995

d.  Consolidated Statements of Capitalization - December 31, 1997  28
    and 1996

e.  Notes to Consolidated Financial Statements                     29

f.  Report of Independent Accountants                              46

EXHIBITS

Exhibit
Number                   Description of Document
_______                  _______________________

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

4-f    *Seventh  Supplemental Indenture dated  as  of
        October  1, 1993, to Indenture dated as of  December 1,
        1986   (Exhibit   4-a  to   Form   10-Q   dated
        September 30, 1993).
4-g    *Eighth  Supplemental Indenture  dated  as  of
        December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).
4-h    *Ninth  Supplemental  Indenture  dated  as  of
        February 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).
4-i    *Tenth  Supplemental  Indenture  dated  as  of
        November 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-I to Form 10-K for year ended December 31, 1994).
4-j    *Resolution of Board of Directors Establishing
        3.80% Cumulative Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).
4-k    *Resolution of Board of Directors Establishing
        4%   Cumulative  Preferred  Stock  (Exhibit  2-S  to
        Registration Statement, Registration No. 2-40239).
4-l    *Resolution of Board of Directors Establishing
        4.50% Cumulative Preferred Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).
4-m    *Resolution   of  Board  of  Directors  Establishing
        4.20% Cumulative Preferred Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).
4-n    *Resolution of Board of Directors Establishing
        4.35% Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4-o    *Certificate  of  Designation  of  Board   of
        Directors  Establishing  the $50,000,000  Cumulative
        No Par Preferred Stock, Auction Series A (Exhibit 4-
        a to Form 10-Q dated March 31, 1992).
4-p    *Indenture for Medium-Term Note Program  dated
        as  of  April 1, 1991, between KCPL and The Bank  of
        New York (Exhibit 4-bb to Registration Statement, Registration No. 33-42187).
4-q     *Indenture for Medium-Term Note Program  dated
        as  of February 15, 1992, between KCPL and The  Bank
        of   New   York   (Exhibit  4-bb   to   Registration
        Statement, Registration No. 33-45736).
4-r    *Indenture for Medium-Term Note Program  dated
        as  of November 15, 1992, between KCPL and The  Bank
        of   New   York   (Exhibit  4-aa   to   Registration
        Statement, Registration No. 33-54196).
4-s    *Indenture for Medium-Term Note Program  dated
        as of November 17, 1994, between KCPL and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Smith Barney Inc. (Exhibit 4-s to Form 10-K for year ended December 31, 1994).
4-t    *Indenture for Medium-Term Note Program  dated
        as  of  December 1, 1996, between KCPL and The  Bank
        of New York (Exhibit 4 to Registration Statement, Registration No. 333-17285).
4-u    *Amended and Restated Declaration of Trust  of
        KCPL  Financing I dated April 15, 1997 (Exhibit  4-a
        to Form 10-Q for quarter ended March 31, 1997).
4-v    *Indenture  dated as of April 1, 1997  between
        the Company and The First National Bank of Chicago, Trustee (Exhibit 4-b to Form 10-Q for quarter ended March 31, 1997).
4-w    *First  Supplemental  Indenture  dated  as  of
        April 1, 1997 to the Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q
        for quarter ended March 31, 1997).
4-x    *Preferred  Securities  Guarantee   Agreement
        dated April 15, 1997 (Exhibit 4-d to Form 10-Q for quarter ended March 31, 1997).
10-a   *Copy  of  Wolf  Creek Generating Station  Ownership
        Agreement   between  Kansas  City  Power   &   Light
        Company, Kansas Gas and Electric Company
        and Kansas Electric Power Cooperative, Inc. (Exhibit 10-d to Form 10-K for the year ended December 31, 1981).
10-b   *Copy of Receivables Purchase Agreement dated as  of
        September   27,   1989,  between  KCPL,   Commercial
        Industrial Trade-Receivables Investment Company and Citicorp North America, Inc. (Exhibit 10-p to Form 10-K for year ended December 31, 1989).
10-c   *Copy   of   Amendment   to   Receivables   Purchase
        Agreement dated as of August 8, 1991, between KCPL, Commercial Industrial Trade-Receivables Investment Company and Citicorp North America, Inc. (Exhibit 10-m to Form 10-K for year ended December 31,
        1991).
10-d   *Long-Term   Incentive   Plan   (Exhibit    28    to
        Registration Statement, Registration 33-42187).
10-e   *Long-  and Short-Term Incentive Compensation  Plan,
        dated  January 1, 1997 (Exhibit 10-e  to  Form  10-K
        for year ended December 31, 1996).
10-f   *Copy  of Indemnification Agreement entered into  by
        KCPL   with  each  of  its  officers  and  directors
        (Exhibit   10-f   to  Form  10-K  for   year   ended
        December 31, 1995).
10-g   *Copy  of Severance Agreement entered into  by  KCPL
        with  certain of its executive officers (Exhibit  10
        to Form 10-Q dated June 30, 1993).
10-h   *Copy  of  Amendment  to Severance  Agreement  dated
        January  15, 1996, entered into by KCPL with certain
        of its executive officers (Exhibit  10-h to Form 10-
        K dated December 31, 1995).
10-i   *Copy  of  Amendment  to Severance  Agreement  dated
        January,  1997 entered into by KCPL with certain  of
        its  executive officers (Exhibit 10-I to  Form  10-K
        for year ended December 31, 1996).
10-j   *Copy  of  Supplemental  Executive  Retirement   and
        Deferred Compensation Plan (Exhibit 10-h to Form 10-K for year ended December 31, 1993).
10-k   *Copy   of   $50  million  Letter  of   Credit   and
        reimbursement agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-i to Form 10-K for year ended December 31, 1993).
10-l   *Copy   of   $56  million  Letter  of   Credit   and
        Reimbursement  Agreement  dated  as  of  August  19,
        1993,   with   Societe  Generale,   Chicago   Branch
        (Exhibit   10-j   to  Form  10-K  for   year   ended
        December 31, 1993).
10-m   *Copy   of   $50  million  Letter  of   Credit   and
        Reimbursement Agreement dated as of August 19, 1993, with The Toronto-Dominion Bank (Exhibit 10-k to Form 10-K for year ended December 31, 1993).
10-n   *Copy   of   $40  million  Letter  of   Credit   and
        Reimbursement Agreement dated as of August 19, 1993, with Deutsche Bank AG, acting through its New York and Cayman Islands Branches (Exhibit 10-l to Form 10-K for year ended December 31, 1993).
10-o   *Copy  of Railcar Lease dated as of April 15,  1994,
        between    Shawmut   Bank   Connecticut,    National
        Association, and KCPL (Exhibit 10 to Form 10-Q for period ended June 30, 1994).
10-p   *Copy  of  Amendment  No. 2 to Receivables  Purchase
        Agreement between KCPL and Ciesco L.P. and Citicorp North America, Inc. (Exhibit 10 to Form 10-Q for period ended September 30, 1994).
10-q   *Copy  of  Railcar  Lease dated as  of  January  31,
        1995, between First Security Bank of Utah, National Association, and KCPL (Exhibit 10-o to Form 10-K
        for year ended December 31, 1994).
10-r   *Copy  of  Lease Agreement dated as of  October  18,
        1995,  between  First Security Bank of  Utah,  N.A.,
        and  KCPL (Exhibit 10 to Form 10-Q for period  ended
        September 30, 1995).
12      Computation  of  Ratios  of  Earnings  to  Fixed
        Charges.
23-a    Consent of Counsel.
23-b    Consent of Independent Accountants--Coopers  &
        Lybrand L.L.P.

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

REPORTS ON FORM 8-K

   A report on Form 8-K was filed on January 6, 1998, with attached press release dated December 19, 1997, issued jointly by KCPL and Western Resources, Inc.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 13th day of March, 1998.

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

      Signature                     Title                    Date
      _________                     _____                    ____
                          Chairman of the Board and      )
/s/Drue Jennings          President (Principal           )
  (Drue Jennings)         Executive Officer)             )
                                                         )
                          Executive Vice President-Chief )
/s/Bernard J. Beaudoin    Financial Officer (Principal   )
  (Bernard J. Beaudoin)   Financial Officer)             )
                                                         )
/s/Neil A. Roadman        Controller (Principal          )
  (Neil A. Roadman)       Accounting Officer)            )
                                                         )
David L. Bodde*           Director                       )
                                                         )
William H. Clark*         Director                       ) March 13, 1998
                                                         )
Robert J. Dineen*         Director                       )
                                                         )
Arthur J. Doyle*          Director                       )
                                                         )
W. Thomas Grant II*       Director                       )
                                                         )
George E. Nettels, Jr.*   Director                       )
                                                         )
Linda Hood Talbott*       Director                       )
                                                         )
Robert H. West*           Director                       )
                                                         )

*By  /s/ Drue Jennings
        (Drue Jennings)
        Attorney-in-Fact