Form 10-Q
period 1998-03-31
KANSAS CITY POWER & LIGHT CO
filed 1998-05-05
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at May 4, 1998, was 61,872,915 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                      March 31     December 31
                                                        1998          1997
                                                             (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,517,951    $3,502,796
 Less-accumulated depreciation                         1,340,860     1,314,154
    Net utility plant in service                       2,177,091     2,188,642
 Construction work in progress                            99,741        93,264
 Nuclear fuel, net of amortization of
   $91,240 and $86,516                                    37,107        41,649
    Total                                              2,313,939     2,323,555

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      366,821       345,126

CURRENT ASSETS
 Cash and cash equivalents                                19,566        74,098
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,454 and $1,941                                  20,722        28,741
 Other receivables                                        31,673        33,492
 Fuel inventories, at average cost                        16,001        13,824
 Materials and supplies, at average cost                  45,856        46,579
 Deferred income taxes                                     1,658           648
 Other                                                     7,166         7,155
    Total                                                142,642       204,537

DEFERRED CHARGES
 Regulatory assets                                        28,751        30,017
 Other deferred charges                                   31,099        31,798
    Total                                                 59,850        61,815

    Total                                             $3,006,252    $3,058,033


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $2,049,307    $2,051,489
CURRENT LIABILITIES
 Notes payable to banks                                    1,495         1,243
 Commercial paper                                          2,000             0
 Current maturities of long-term debt                     23,168        74,180
 Accounts payable                                         40,305        57,568
 Accrued taxes                                            13,626         1,672
 Accrued interest                                         20,663        22,360
 Accrued payroll and vacations                            24,021        23,409
 Accrued refueling outage costs                            4,259         1,664
 Other                                                    17,926        15,068
     Total                                               147,463       197,164

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   640,671       638,679
 Deferred investment tax credits                          62,128        63,257
 Other                                                   106,683       107,444
    Total                                                809,482       809,380

COMMITMENTS AND CONTINGENCIES

   Total                                              $3,006,252    $3,058,033

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                      March 31     December 31
                                                        1998          1997
                                                     (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      416,678       428,452
 Unrealized gain on securities available for sale          4,122         1,935
 Capital stock premium and expense                        (1,664)       (1,664)
          Total                                          868,833       878,420
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.375%* - 500,000 shares issued                        50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 1998-2008, 6.92% and
       6.92% weighted-average rate                       407,500       407,500
    3.98%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    3.94%* due 2015-17                                   196,500       196,500
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.34%
       and 8.48% weighted-average rate                    68,612        61,207
    Bank Credit Agreement due 1999, 6.51% and
       6.67% weighted-average rate                       107,500       107,500
    Other Long-Term Notes                                  2,532         2,532
          Total                                          941,412       934,007
          Total                                       $2,049,307    $2,051,489

*  Variable rate securities, weighted-average rate as of March 31, 1998

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Three Months Ended March 31                 1998          1997
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $195,635      $194,744

OPERATING EXPENSES
 Operation
   Fuel                                       35,697        34,922
   Purchased power                             8,231        11,246
   Other                                      47,003        43,923
 Maintenance                                  15,738        16,816
 Depreciation                                 28,631        27,842
 Income taxes                                  8,237         8,530
 General taxes                                22,168        22,692
 Deferred Wolf Creek costs amortization            0           684
    Total                                    165,705       166,655

OPERATING INCOME                              29,930        28,089

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                       933           260
 Miscellaneous income                         13,223         3,893
 Miscellaneous deductions                    (20,900)      (62,161)
 Income taxes                                  9,747        30,233
    Total                                      3,003       (27,775)


INCOME BEFORE INTEREST CHARGES                32,933           314

INTEREST CHARGES
 Long-term debt                               14,939        14,516
 Short-term debt                                  91           839
 Miscellaneous                                 4,190           875
 Allowance for borrowed funds
  used during construction                      (653)         (784)
    Total                                     18,567        15,446

 Net Income (Loss)                            14,366       (15,132)
 Preferred Stock
  Dividend Requirements                          990           955
 Earnings (Loss) Available for
  Common Stock                               $13,376      ($16,087)

Average Number of Common
 Shares Outstanding                           61,873        61,896
Basic and Diluted earnings (loss)
 per Common Share                              $0.22        ($0.26)
Cash Dividends per
 Common Share                                 $0.405        $0.405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Twelve Months Ended March 31                1998          1997
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $896,834      $892,039

OPERATING EXPENSES
 Operation
   Fuel                                      135,284       144,654
   Purchased power                            56,232        49,716
   Other                                     194,977       181,143
 Maintenance                                  69,814        70,282
 Depreciation                                111,687       107,038
 Income taxes                                 70,820        63,272
 General taxes                                92,773        95,579
 Deferred Wolf Creek costs amortization          684         9,397
    Total                                    732,271       721,081

OPERATING INCOME                             164,563       170,958

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,080         1,968
 Miscellaneous income                         48,351         7,995
 Miscellaneous deductions                    (77,181)     (113,548)
 Income taxes                                 42,548        60,414
    Total                                     16,798       (43,171)

INCOME BEFORE INTEREST CHARGES               181,361       127,787

INTEREST CHARGES
 Long-term debt                               60,721        55,031
 Short-term debt                                 634         1,972
 Miscellaneous                                16,158         4,609
 Allowance for borrowed funds
  used during construction                    (2,210)       (2,341)
    Total                                     75,303        59,271

 Net Income (Loss)                           106,058        68,516
 Preferred Stock
  Dividend Requirements                        3,824         3,788
 Earnings (Loss) Available for
  Common Stock                              $102,234       $64,728

Average Number of Common
 Shares Outstanding                           61,889        61,900
Basic and Diluted earnings (loss)
 per Common Share                              $1.65         $1.05
Cash Dividends per
 Common Share                                  $1.62        $1.605

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year to Date March 31                          1998        1997
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                          $   14,366  $  (15,132)
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   28,631      27,842
 Amortization of:
  Nuclear fuel                                   4,724       5,115
  Deferred Wolf Creek costs                          0         684
  Other                                          2,272       1,362
 Deferred income taxes (net)                      (258)     (2,885)
 Investment tax credit
   amortization and reversals                   (1,129)     (1,056)
 Deferred merger costs                               0      (4,787)
 Kansas rate refund accrual                      3,165           0
 Allowance for equity funds used
   during construction                            (933)       (260)
 Other operating activities (Note 2)             5,327        (799)

  Net cash from operating activities            56,165      10,084

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                  (22,487)    (27,402)
 Allowance for borrowed funds used
   during construction                            (653)       (784)
 Purchases of investments                      (19,230)    (77,241)
 Purchases of nonutility property               (2,794)     (1,611)
 Other investing activities                      2,884      (4,397)

  Net cash from investing activities           (42,280)   (111,435)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                      7,404      32,000
 Repayment of long-term debt                   (51,011)     (6,500)
 Net change in short-term borrowings             2,252     102,361
 Dividends paid                                (26,140)    (26,028)
 Other financing activities                       (922)      1,059

  Net cash from financing activities           (68,417)    102,892

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (54,532)      1,541
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      74,098      23,571
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $19,566     $25,112

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $20,380     $17,019
Income taxes                                        $0          $0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Twelve Months Ended March 31                   1998        1997
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                          $  106,058  $   68,516
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  111,687     107,038
 Amortization of:
  Nuclear fuel                                  16,445      20,012
  Deferred Wolf Creek costs                        684       9,397
  Other                                          9,133       5,460
 Deferred income taxes (net)                     7,407     (17,278)
 Investment tax credit
   amortization and reversals                   (3,923)     (4,195)
 Deferred storm costs                                0      (8,885)
 Deferred merger costs                           4,787         596
 Kansas rate refund accrual                      3,165           0
 Allowance for equity funds used
   during construction                          (3,080)     (1,968)
 Other operating activities (Note 2)             2,202     (23,825)

  Net cash from operating activities           254,565     154,868

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (119,819)    (98,800)
 Allowance for borrowed funds used
   during construction                          (2,210)     (2,341)
 Purchases of investments                      (49,592)    (95,014)
 Purchases of nonutility property              (16,916)    (22,006)
 Sale of streetlights                           21,500           0
 Other investing activities                     (1,621)     (3,524)

  Net cash from investing activities          (168,658)   (221,685)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                        150,000           0
 Issuance of long-term debt                     41,696     155,614
 Repayment of long-term debt                   (73,343)    (80,730)
 Net change in short-term borrowings           (98,866)     92,361
 Dividends paid                               (104,154)   (103,119)
 Other financing activities                     (6,786)       (946)

  Net cash from financing activities           (91,453)     63,180

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                               (5,546)     (3,637)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    25,112      28,749
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $19,566     $25,112

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $74,633     $60,514
Income taxes                                   $22,385     $53,272

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                             Three Months Ended        Twelve Months Ended
                                               March 31                  March 31
                                                 1998         1997         1998         1997
                                                                 (thousands)
Net income (loss)                             $  14,366    $ (15,132)   $ 106,058    $  68,516

Other comprehensive income (loss),
   net of tax: (Note 3)
     Net unrealized gain (loss) on
      securities available for sale               2,187       (4,803)       2,441        1,681

Comprehensive Income (Loss)                      16,553      (19,935)     108,499       70,197

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                             Three Months Ended        Twelve Months Ended
                                               March 31                  March 31
                                                 1998         1997         1998         1997
                                              (thousands)
Beginning Balance                             $ 428,452    $ 455,934    $ 414,774    $ 449,377
Net Income (Loss)                                14,366      (15,132)     106,058       68,516
                                                442,818      440,802      520,832      517,893
Dividends Declared
  Preferred stock - at required rates             1,081          960        3,894        3,772
  Common stock                                   25,059       25,068      100,260       99,347
Ending Balance                                 $416,678     $414,774     $416,678     $414,774

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY

Certain Forward-looking Information

      Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such a statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing the following important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include: (a) the Western Resources Inc. (Western Resources) merger (see Note 1 to the Consolidated Financial Statements); (b) future economic conditions in the regional, national and international markets; (c) state, federal and foreign regulation and possible additional reductions in regulated electric rates; (d) weather conditions; (e) financial market conditions, including, but not limited to changes in interest rates;
(f) inflation rates; (g) increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors; (h) ability to carry out marketing and sales plans; (i ) ability to achieve generation planning goals and the occurrence of unplanned generation outages; (j) nuclear operations; (k) ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses, and (l) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. This list of factors may not be all inclusive since it is not possible for us to predict all possible factors.

Notes to Consolidated Financial Statements

      In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 1997 annual report on Form 10-K.

1.  AMENDED AND RESTATED PLAN OF MERGER WITH  WESTERN RESOURCES

        Western Resources, Inc. (Western Resources) delivered an unsolicited exchange offer and an amended offer to KCPL's Board of Directors during the second quarter of 1996. After careful consideration, KCPL's Board of Directors rejected both offers. In July 1996 Western Resources commenced an exchange offer for KCPL Common Stock. In late 1996 KCPL began discussing a possible merger with Western Resources leading to a February 7, 1997, agreement.

      In December 1997 KCPL canceled its previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion for the merger transaction on the basis of the February 7, 1997, agreement. During 1997 KCPL incurred and deferred $7 million of merger-related costs which were expensed in December 1997.

      On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy will be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. At closing, KCPL shareholders will receive for every share of KCPL Common Stock one share of Westar Energy Common Stock and a fraction of a share of Western Resources Common Stock valued at $23.50 if the Western Resources Index Price (aggregate  of
the average high and low sales prices of Western Resources Common Stock over a 20-day trading period ending the tenth trading day prior to closing) is not greater than $47.00 or less than $38.28. If Western Resources Index Price is above $47.00 or below $38.28, the value of the Western Resources Common Stock to be issued to KCPL shareholders in the merger is subject to a collar and will increase or decrease, respectively. The value per share of Westar Energy Common Stock to be issued to KCPL shareholders in connection with the contemplated transactions is estimated to be in the range of $10 to $12 per share based on current market conditions. Since Westar Energy will be a newly formed entity with no trading history, there can be no assurance that Westar Energy will trade at such levels.

      The transaction is subject to several closing conditions, including approval by each company's shareholders, approval by a number of regulatory and governmental agencies, confirmation from Kansas tax authorities that no sales or use tax is payable in connection with the proposed transactions and dissenting KCPL common shares constitute less than 5.5% of outstanding shares. If shareholder approval is not received by both companies by August 31, 1998, either party may terminate the Amended Agreement. If the merger has not been closed by December 31, 1999, either party may terminate the Amended Agreement as long as they did not contribute to the delay. If Western Resources Index Price is less than or equal to $29.78 five trading days prior to closing, either party can terminate this Amended Agreement.

      The Amended Agreement allows the KCPL Board discretion to make changes (including increases) in the KCPL Common Stock dividend consistent with past practice exercising good business judgment. It also requires KCPL to redeem all outstanding shares of cumulative preferred stock prior to consummation of the proposed transactions. If the Amended Agreement is terminated under certain other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine prior to termination, a payment of $50 million will be due Western Resources. Under certain circumstances, if KCPL determines not to consummate its merger into Westar Energy due to its inability to receive a favorable tax opinion from its legal counsel, it must pay Western Resources $5 million. Western Resources will pay KCPL $5 million to $35 million if the Amended Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                     Three Months     Twelve Months
                                        Ended             Ended
                                     1998    1997     1998    1997
Cash flows affected by changes               (thousands)
in:
    Receivables                    $9,838 $25,895 $(15,084)  $9,547
    Fuel inventories               (2,177)  1,360    1,716     (697)
    Materials and supplies            723      37    1,441   (1,625)
    Accounts payable              (17,263)(18,873)   3,560  (15,296)
    Accrued taxes                  11,954  (7,356)   2,539  (30,182)
    Accrued interest               (1,697) (1,191)     800   (1,928)
    Wolf Creek refueling outage
      accrual                       2,595   2,099   (5,021)   8,723
    Pension and postretirement
      benefit obligations          (1,549)   (532)  (3,262)     (97)
Other                               2,903  (2,238)  15,513    7,730
            Total                  $5,327  $ (799)  $2,202 $(23,825)

3.  ACCOUNTING CHANGES

Change in Accounting Estimate

      In 1998 KCPL adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1 -- Accounting for the Costs of Computer Software Developed or Obtained For Internal Use. KCPL was generally in conformance with this SOP prior to adoption in regards to external direct costs and interest costs incurred in the development of computer software for internal use. This SOP also provides that once the capitalization criteria of the SOP have been met, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project should be capitalized.

      Costs capitalized in accordance with SOP 98-1 will be amortized on a straight-line basis over estimated service lives of 5 to 10 years. The effect of adopting SOP 98-1 for the three-months ended March 31, 1998, is an increase of net income of approximately $600,000 ($0.01 per share).

Comprehensive Income (Loss)

      In 1998 KCPL adopted Financial Accounting Standards Board Statement No. 130 -- Reporting Comprehensive Income which establishes standards for reporting of comprehensive income and its components.

4.  SECURITIES AVAILABLE FOR SALE

      Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses), net of deferred income taxes, reported as a separate component of comprehensive income and common stock equity.

      KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, has a $5 million investment in CellNet Data Systems, Inc. This investment is held as securities available for sale. Unrealized gains applicable to this investment of $4.1 million, net of $2.3 million deferred income taxes, at March 31, 1998, increased from $1.9 million, net of $1.1 million deferred income taxes, at December 31, 1997.

5.  CAPITALIZATION

      KCPL  is  authorized  to issue up to $300 million  in  unsecured
medium-term  notes under an indenture dated December 1, 1996.   As  of
March 31, 1998, no unsecured medium-term notes had been issued.

      KCPL Financing I (Trust), a wholly-owned subsidiary of Kansas City Power & Light Company, has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATUS OF MERGER

      See Note 1 to the Consolidated Financial Statements as to the current status of the merger agreement with Western Resources Inc. (Western Resources) including the Amended and Restated Agreement and Plan of Merger (Amended Merger Agreement) dated March 18, 1998. In December 1996 the Federal Energy Regulatory Commission (FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As remedies, FERC may consider a range of conditions including transmission upgrades, divestitures of generating assets or formation of independent system operators.

REGULATION AND COMPETITION

     As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are improving the efficiency of KCPL's core utility operations, lowering prices and offering new services. In particular, value-added services for large energy users can include contracts for natural gas commodities.

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

      FERC's April 1996 order has encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. In Kansas, the retail wheeling task force has proposed a restructuring bill that would implement retail competition on July 1, 2001. Some of the key points included in the proposed bill are: 1) the Kansas Corporation Commission (KCC) will determine the amount of under-utilized assets (stranded costs) each utility is allowed to recover and 2) a unit charge per kwh will be assessed to all customers for recovery of competitive transition costs (these costs include stranded costs, other regulatory assets, nuclear decommissioning, etc.). No retail wheeling bill has been passed in the Kansas legislature in 1998. In Missouri, a legislative committee has been formed to study the issue. The retail wheeling task force formed by the Missouri Public Service Commission (MPSC) issued its report in May 1998. The report identifies issues and various options for the legislature to address.

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

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 21% of KCPL's retail mwh sales are to industrial customers which is below the utility industry average. KCPL has a flexible rate structure with industrial rates that are competitively priced with other companies in the region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. Although there currently is no direct competition for retail electric service within KCPL's service territory, it does exist within the bulk power market, between alternative fuel suppliers and among third-party energy management companies. Third-party energy management companies are seeking to initiate relationships with large users in an attempt to enhance their chances to directly supply electricity if retail wheeling is authorized.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $152 million at March 31, 1998, will be maintained as long as FASB 71 requirements are met.

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

      KCPL had a total equity investment in KLT of $119 million as of March 31, 1998, and KLT's net income for the three-month period ended March 31, 1998, totaled $4.1 million. KLT's consolidated assets at March 31, 1998, totaled $351 million. The growth of KLT accounts for most of the increase in KCPL's consolidated investments and nonutility property.

RESULTS OF OPERATIONS

Three-month         three  months  ended March 31, 1998,  compared
period:             with three months ended March 31, 1997

Twelve-month        twelve  months ended March 31, 1998,  compared
period:             with twelve months ended March 31, 1997

EARNINGS OVERVIEW

                   Earnings Per Share (EPS)
                 For the Periods Ended March 31
                                                   Increase(decrease)
                                          Merger       excluding
                  1998    1997  Increase  Expenses   Merger Expenses
Three months     $0.22  $(0.26)  $0.48    $0.43        $ 0.05
  ended
Twelve months    $1.65  $ 1.05   $0.60    $0.67        $(0.07)
  ended

       EPS for the three-month period excluding merger expenses increased primarily due to increased subsidiary income $0.04, reduced cost of fuel $0.02, increased bulk power sales and continued load growth. Partially offsetting these increases were the effects on EPS of implementing rate reductions approved by the KCC effective January 1, 1998, ($0.03), increased interest expense related to the mandatorily redeemable preferred securities ($0.03) and milder weather.

      EPS for the twelve-month period excluding merger expenses decreased due to the implementation of rate reductions approved by the KCC ($0.03), the effect of the rate reductions approved by the MPSC ($0.06), increased interest expense related to the mandatorily redeemable preferred securities ($0.12) and increased depreciation expense ($0.05). Partially offsetting these decreases are the effects on EPS of an increase in subsidiary income $0.14, a decrease in amortization expense $0.09 and continued load growth.

      Merger expenses for the three-months ended March 31, 1998, were $5.3 million ($0.09 per share). During the three-months ended March 31, 1997, KCPL paid $53 million ($0.52 per share) to UtiliCorp United Inc. (UtiliCorp) for terminating the merger agreement with UtiliCorp and announcing an agreement to combine with Western Resources. Merger expenses for the twelve-months ended March 31, 1998, reduced EPS by $0.16. For the twelve-months ended March 31, 1997, merger expenses reduced EPS by $0.83 which includes $0.52 for the UtiliCorp payment and $0.31 for other merger expenses.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:


                              For the Periods Ended
                        March 31, 1998 versus March 31, 1997
                        ------------------------------------
                         Three Months      Twelve Months
                        ---------------   ----------------
                         Mwh  Revenues    Mwh    Revenues
                        ----  ---------   ---   ----------
                           (revenue change in millions)
Retail:
  Residential             1 %  $    1      5 %    $   13
  Commercial              3 %       2      5 %        10
  Industrial              1 %       -     (3)%        (1)
  Other                   - %      (2)     2 %        (5)
  Kansas rate
    refund accrual                 (3)                (3)
                              ---------         ----------
     Total Retail         2 %      (2)     3 %        14
Sales for resale:
  Bulk power sales       13 %       3    (22)%       (12)
  Other                   8 %       -     14 %         1
                              ---------         ----------
    Total                           1                  3
  Other revenues                    -                  2
                              ---------         ----------
    Total electric
    Operating Revenues         $    1             $   5
                              ---------         ----------
                              ---------         ----------


      The KCC approved a settlement agreement, effective January, 1, 1998, authorizing a $14.2 million revenue reduction and an increase in depreciation expense of $2.8 million. When the KCC approves a new rate design, which is anticipated near year-end 1998, KCPL will refund the portion of the $14.2 million that has accrued between January 1, 1998 and the implementation date of the new rate design. Recorded revenues for the three- and twelve-month periods are reduced by about $3 million as a result of an accrual for this rate refund.

      During 1996 the MPSC approved a stipulation and agreement authorizing a $20 million revenue reduction in two phases and an increase in depreciation and amortization expense by $9 million per year. The decrease in revenues for the twelve-month period as a result of this stipulation and agreement was about $6 million.

      These rate reductions, combined with seasonally lower retail sales in March 1998 versus December 1997, resulted in a lower accounts receivable balance at March 31, 1998, compared with December 31, 1997.

     Even though weather was milder for the three-month period, retail mwh sales increased due to load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers.

     Retail mwh sales for the current twelve-month period increased 3% while retail revenues increased 2%. The MPSC and KCC rate reductions discussed above decreased revenues for the twelve-month period while retail mwh sales increased due to continued load growth.

     KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 and the extended 1997 Wolf Creek outage contributed to lower bulk power mwh sales in the current twelve-month period.

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

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period decreased by 5% while total mwh sales (total of retail and
sales  for  resale)  increased  by 5%.   This  difference  is  largely
attributable to increased generation from LaCygne II, a low-cost, coal-fired generating unit that was not available during February and March 1997 because of a planned outage. Purchased power decreased primarily because of this additional generation. The cost per kwh for purchased power is significantly higher than the cost per kwh of generation.

      Combined fuel and purchased power expenses for the twelve-month period decreased 1% while total mwh sales decreased 3%. This difference is largely due to increased purchased power expenses and a higher percentage of coal burned in the fuel mix.

      Nuclear fuel costs per MMBTU remain substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU decreased 2% for the twelve-month period. Nuclear fuel costs per MMBTU averaged 61% of the MMBTU price of coal for the current and prior twelve-month periods. We expect the current relationship and the price of nuclear fuel to remain fairly constant through the year 2001. During the current twelve-month period fossil plants represented about 75% of generation and the nuclear plant about 25%. For the prior twelve-month period, fossil plants represented about 72% of generation and the nuclear plant about 28%.

      The price of coal burned declined by 2% for the twelve-month period. KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect the cost of coal per MMBTU to remain fairly constant through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the three- and twelve-month periods increased due largely to increases in other power supply expenses and annual employee salary increases. The twelve-month period also reflects increases in customer accounts expenses and Wolf Creek non-fuel operations.

       We continue to emphasize new technologies, improved work methodology and cost control. We are improving system processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.

DEPRECIATION AND AMORTIZATION

      The increase in depreciation expense for the three- and twelve-month periods reflects the implementation of the KCC settlement agreement, the continued impact of the MPSC stipulation and agreement and normal increases in depreciation from capital additions. The KCC settlement agreement authorized an annual increase in depreciation expense of $2.8 million. The MPSC stipulation and agreement authorized a $9 million annual increase in depreciation expense.

INCOME TAXES

      Operating income taxes for the twelve-month period increased by approximately $8 million as the prior twelve-month period reflected adjustments for the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.

OTHER INCOME AND (DEDUCTIONS)

     Miscellaneous Income
     Miscellaneous income for the three- and twelve-month periods includes increased revenues from non-utility and subsidiary operations. Dividends on the investment in a fossil-fuel generator in Argentina, revenues from a subsidiary in which KLT obtained a controlling interest during 1997 and increased revenues from oil and gas exploration contributed to the increase in miscellaneous income from subsidiary operations.

     Miscellaneous Deductions
     Miscellaneous deductions for the three- and twelve-month periods decreased primarily due to the $53 million payment to UtiliCorp in the prior periods. During the three-months ended March 31, 1998, $5 million of merger expenses were incurred related to the Amended Merger Agreement with Western Resources. In addition, the twelve-months ended March 31, 1998, includes $7 million of merger expenses related to the original merger agreement with Western Resources. In addition to the $53 million payment to UtiliCorp, the prior twelve-month period included $31 million in other merger costs. These costs consist of $13 million in
     previously  deferred  merger  costs  expensed  as  a  result   of
     terminating the merger agreement with UtiliCorp, a $5 million termination fee paid upon termination, and $13 million in costs to defend against Western Resources' unsolicited exchange offer.

     Both periods also reflect increased non-utility expenses and subsidiary operating costs. Increased gas operations and inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increased subsidiary expenses.

     Income Taxes
     Income taxes for the three- and twelve-month periods reflect the tax impact of the excess of miscellaneous deductions over miscellaneous income. Additionally, during the first quarter of both 1998 and 1997 we accrued tax credits of $6 million, or one-
     fourth   of  the  total  expected  annual  credits,  related   to
     affordable  housing  partnership  investments  and  oil  and gas investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts and certain non-
     deductible  expenses  also   affected  the  relationship   between
     miscellaneous deductions and income taxes.


INTEREST CHARGES

      The increase in long-term debt interest expense for the three- and twelve-month periods reflects higher average levels of long-term debt outstanding. The higher average levels of debt resulted mainly from increased KLT debt to support expanding subsidiary operations.

     The increase in miscellaneous interest charges for the three- and twelve-month periods is primarily due to interest charges incurred on the $150 million of 8.3% preferred securities.

      We use interest rate swap and cap agreements to limit the interest expense on a portion of KCPL's variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. These agreements are an integral part of KCPL's interest rate management. The effect of these agreements on interest expense and cash flows is not significant.

WOLF CREEK

       Wolf   Creek  is  one  of  KCPL's  principal  generating  units
representing about 16% of its accredited generating capacity. The plant's operating performance has remained strong, contributing about 27% of the annual mwh generation while operating at an average capacity of 88% over the last three years. It has the lowest fuel cost per MMBTU of any of KCPL's generating units.

      The incremental operating, maintenance and replacement power costs for planned outages are accrued evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced.

     Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems. The extended length of the outage was the primary reason for a $6 million increase in Wolf Creek related replacement power and operating and maintenance expenses for the twelve-month period. Wolf Creek's tenth refueling and maintenance outage is scheduled for the spring of 1999 and is estimated to be a 40 day outage.

      Currently, no major equipment replacements are expected. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations. Higher replacement power and other costs would be incurred as a result. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could consider reducing rates by excluding the Wolf Creek investment from rate base.

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

      In  July 1997 the United States Environmental Protection  Agency
(EPA) published new air quality standards for ozone and particulate matter. Additional regulations implementing these new standards are expected to be finalized in 1998. Without the implementation regulations, the real impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities who use fossil fuels could be substantial. Under the new fine particulate regulations the EPA will begin a five-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

      In 1997 the EPA also issued new proposed regulations on reducing Nitrogen Oxide (NOx) emissions. Under the new regulations 22 states, including Missouri but not Kansas, would be required to develop plans to reduce NOx emissions. The new limits would go into effect in either 2002 or 2004. The cost of equipment to reduce NOx emissions could be substantial, however, until regulations are finalized the associated costs to KCPL cannot be determined.

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

     For the past several years, we have been incurring capitalizable costs to replace older systems with new and innovative technologies that place us in a stronger competitive position for the future. As a result, the cost of the Year 2000 project has been lessened. The costs of modifications and replacements identified in the Year 2000 project are being expensed as incurred and are not material to KCPL's results of operations. However, there is no guarantee that current cost estimates of the Year 2000 project will not be exceeded. Specific factors that might cause costs to exceed estimates include, but are not limited to, the availability and cost of appropriately trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

CAPITAL REQUIREMENTS AND LIQUIDITY

      As of April 1, 1998, the liquid resources of KCPL included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes; $150 million of registered but unissued, preferred securities and $314 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $271 million and KLT's long-term revolving line of credit of $43 million. Cash and cash equivalents decreased by $55 million from December 31, 1997 to March 31, 1998, primarily due to redeeming $51 million of maturing long-term debt and paying dividends.

      KCPL continues to generate positive cash flows from operating activities although individual components of working capital items will vary with normal business cycles and operations including the timing of receipts and payments. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

      The increase in accrued taxes from December 31, 1997, to March 31, 1998, mainly reflects the timing of income tax and property tax payments.

      Coal inventory levels at the end of April 1998 continue to be about 75% of targeted levels, due mainly to poor railroad delivery performance. Such railroad related problems are expected to continue at least through the end of 1998. We are continuing to work with KCPL's rail carriers to ensure an adequate coal supply and allow recovery to targeted coal inventory levels.

      Cash used in investing activities varies with the timing of utility capital expenditures and KLT's purchases of investments and nonutility properties. KLT closed several large investments during the first three months of 1997. Additionally, the current twelve-month period reflects $21.5 million of proceeds from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain.

     Cash used for financing activities increased for the twelve-month period primarily due to repayment of long- and short-term debt. In April 1997, KCPL Financing I, a wholly-owned subsidiary of KCPL, issued $150 million of preferred securities, which was used in part for these repayments. Additionally, in the prior twelve-month period long- and short-term borrowings increased to finance KCPL's $53 million payment to UtiliCorp as well as additional purchases of investments and nonutility properties by KLT.

      KCPL's common dividend payout ratio was 98% for the current twelve-month period and 153% for the prior twelve-month period compared to 80% for the twelve-month period ended March 31, 1996. The increase in the payout ratios is due mainly to the reduction in earnings because of the significant merger-related expenses in both twelve-month periods.

      We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. Uncertainties affecting KCPL's ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed for the retirement of $414 million of maturing debt through the year 2002 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

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

     Plaintiffs then took their claims to the state commissions filing complaints at the MPSC on August 23, 1995, and at the KCC on August 30, 1995, on behalf of Jewish Community Campus, the only Kansas plaintiff. The MPSC complaint was dismissed May 1, 1996. The Cole County, Missouri Circuit Court affirmed the dismissal on January 29, 1997, and the Missouri Court of Appeals, Western District, affirmed the dismissal on April 21, 1998. Appellant has until May 6, 1998, to file an application for transfer to the Missouri Supreme Court.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 12     Computation of Ratios of Earnings to Fixed Charges

Exhibit 27 Financial Data Schedule (for the three months ended March 31, 1998)

REPORTS ON FORM 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on January 6, 1998, with attached copy of a press release issued jointly by KCPL and Western Resources, Inc. announcing postponement of their respective January 21, 1998, special meetings of shareholders.

      A report on Form 8-K was filed with the Securities and Exchange Commission on March 23, 1998, with attached press release and copy of Amended and Restated Agreement and Plan of Merger by and among Western Resources, Inc., Kansas Gas and Electric Company, NKC, Inc., and Kansas City Power & Light
Company, dated as of February 7, 1997, and as amended and restated March 18, 1998.

                         SIGNATURES

     Pursuant  to  the  requirements  of  the Securities Exchange
Act   of  1934,  the  registrant  has  duly caused this report to
be  signed   on  its  behalf  by  the  undersigned thereunto duly
authorized.

                            KANSAS CITY POWER & LIGHT COMPANY

Dated:  May  5, 1998        By:  /s/Drue Jennings
                            (Drue Jennings)
                            (Chief Executive Officer)


Dated:  May  5, 1998        By:  /s/Neil Roadman
                            (Neil Roadman)
                            (Principal Accounting Officer)