Form 10-Q
period 1998-06-30
KANSAS CITY POWER & LIGHT CO
filed 1998-08-04
CIK 54476

                               Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 4, 1998, was 61,878,777 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             KANSAS CITY POWER & LIGHT COMPANY
                                CONSOLIDATED BALANCE SHEETS

                                                       June 30     December 31
                                                        1998          1997
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,527,065    $3,502,796
 Less-accumulated depreciation                         1,362,293     1,314,154
    Net utility plant in service                       2,164,772     2,188,642
 Construction work in progress                           110,685        93,264
 Nuclear fuel, net of amortization of
   $96,014 and $86,516                                    33,124        41,649
    Total                                              2,308,581     2,323,555

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      380,458       345,126

CURRENT ASSETS
 Cash and cash equivalents                                29,958        74,098
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,459 and $1,941                                  50,983        28,741
 Other receivables                                        29,874        33,492
 Fuel inventories, at average cost                        17,747        13,824
 Materials and supplies, at average cost                  45,742        46,579
 Deferred income taxes                                     2,669           648
 Other                                                     9,036         7,155
    Total                                                186,009       204,537

DEFERRED CHARGES
 Regulatory assets                                        27,517        30,017
 Other deferred charges                                   31,361        31,798
    Total                                                 58,878        61,815

    Total                                             $3,056,926    $3,058,033


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $2,027,376    $2,051,489
CURRENT LIABILITIES
 Notes payable to banks                                    3,450         1,243
 Current maturities of long-term debt                     46,292        74,180
 Accounts payable                                         44,565        57,568
 Accrued taxes                                            37,492         1,672
 Accrued interest                                         19,040        22,360
 Accrued payroll and vacations                            26,644        23,409
 Accrued refueling outage costs                            6,854         1,664
 Other                                                    26,630        15,068
     Total                                               210,967       197,164

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   647,620       638,679
 Deferred investment tax credits                          60,976        63,257
 Other                                                   109,987       107,444
    Total                                                818,583       809,380

COMMITMENTS AND CONTINGENCIES

   Total                                              $3,056,926    $3,058,033

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                            KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                       June 30     December 31
                                                        1998          1997
                                                            (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      429,216       428,452
 Unrealized gain on securities available for sale          2,990         1,935
 Capital stock premium and expense                        (1,664)       (1,664)
          Total                                          880,239       878,420
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.55%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 1998-2008, 6.90% and
       6.92% weighted-average rate                       386,000       407,500
    3.98%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.10%* due 2015-17                                   196,500       196,500
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.34%
       and 8.48% weighted-average rate                    54,775        61,207
    Bank Credit Agreement due 1999, 6.50% and
       6.67% weighted-average rate                       109,500       107,500
    Other Long-Term Notes                                  2,532         2,532
          Total                                          908,075       934,007
          Total                                       $2,027,376    $2,051,489

*  Variable rate securities, weighted-average rate as of June 30, 1998

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME



Three Months Ended June 30                  1998          1997
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $239,502      $215,420

OPERATING EXPENSES
 Operation
   Fuel                                       35,888        29,291
   Purchased power                            14,813        17,676
   Other                                      46,686        47,538
 Maintenance                                  16,507        19,764
 Depreciation                                 28,750        27,731
 Income taxes                                 23,559        13,836
 General taxes                                22,033        22,026
 Deferred Wolf Creek costs amortization            0           684
    Total                                    188,236       178,546

OPERATING INCOME                              51,266        36,874

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                       890           733
 Miscellaneous income                         12,953         8,568
 Miscellaneous deductions                    (19,109)      (13,503)
 Income taxes                                 10,617         9,862
    Total                                      5,351         5,660


INCOME BEFORE INTEREST CHARGES                56,617        42,534

INTEREST CHARGES
 Long-term debt                               14,431        17,628
 Short-term debt                                  76           331
 Miscellaneous                                 4,142         1,035
 Allowance for borrowed funds
  used during construction                      (588)         (589)
    Total                                     18,061        18,405

 Net Income                                   38,556        24,129
 Preferred Stock
  Dividend Requirements                          967           959
 Earnings Available for
  Common Stock                               $37,589       $23,170

Average Number of Common
 Shares Outstanding                           61,873        61,897
Basic and Diluted earnings
 per Common Share                              $0.60         $0.37
Cash Dividends per
 Common Share                                 $0.405        $0.405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME



Year to Date June 30                        1998          1997
                                                (thousands)
ELECTRIC OPERATING REVENUES             $    435,137  $    410,164

OPERATING EXPENSES
 Operation
   Fuel                                       71,585        64,213
   Purchased power                            23,044        28,922
   Other                                      93,689        91,461
 Maintenance                                  32,245        36,580
 Depreciation                                 57,381        55,573
 Income taxes                                 31,796        22,366
 General taxes                                44,201        44,718
 Deferred Wolf Creek costs amortization            0         1,368
    Total                                    353,941       345,201

OPERATING INCOME                              81,196        64,963

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     1,823           993
 Miscellaneous income                         26,176        12,461
 Miscellaneous deductions                    (40,009)      (75,664)
 Income taxes                                 20,364        40,095
    Total                                      8,354       (22,115)


INCOME BEFORE INTEREST CHARGES                89,550        42,848

INTEREST CHARGES
 Long-term debt                               29,370        32,144
 Short-term debt                                 167         1,170
 Miscellaneous                                 8,332         1,910
 Allowance for borrowed funds
  used during construction                    (1,241)       (1,373)
    Total                                     36,628        33,851

 Net Income                                   52,922         8,997
 Preferred Stock
  Dividend Requirements                        1,957         1,914
 Earnings Available for
  Common Stock                               $50,965        $7,083

Average Number of Common
 Shares Outstanding                           61,873        61,896
Basic and Diluted earnings
 per Common Share                              $0.82         $0.11
Cash Dividends per
 Common Share                                  $0.81         $0.81


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME



Twelve Months Ended June 30                 1998          1997
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $920,916      $881,254

OPERATING EXPENSES
 Operation
   Fuel                                      141,881       137,849
   Purchased power                            53,369        54,852
   Other                                     194,125       183,162
 Maintenance                                  66,557        70,637
 Depreciation                                112,706       109,908
 Income taxes                                 80,543        58,181
 General taxes                                92,780        94,154
 Deferred Wolf Creek costs amortization            0         7,177
    Total                                    741,961       715,920

OPERATING INCOME                             178,955       165,334

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,237         2,244
 Miscellaneous income                         52,736        14,615
 Miscellaneous deductions                    (82,787)     (116,123)
 Income taxes                                 43,303        62,031
    Total                                     16,489       (37,233)

INCOME BEFORE INTEREST CHARGES               195,444       128,101

INTEREST CHARGES
 Long-term debt                               57,524        59,454
 Short-term debt                                 379         1,807
 Miscellaneous                                19,265         4,258
 Allowance for borrowed funds
  used during construction                    (2,209)       (2,389)
    Total                                     74,959        63,130

 Net Income                                  120,485        64,971
 Preferred Stock
  Dividend Requirements                        3,832         3,812
 Earnings Available for
  Common Stock                              $116,653       $61,159

Average Number of Common
 Shares Outstanding                           61,884        61,899
Basic and Diluted earnings
 per Common Share                              $1.89         $0.99
Cash Dividends per
 Common Share                                  $1.62         $1.62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



Year to Date June 30                           1998        1997
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   52,922  $    8,997
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   57,381      55,573
 Amortization of:
  Nuclear fuel                                   9,499      10,000
  Deferred Wolf Creek costs                          0       1,368
  Other                                          4,541       4,032
 Deferred income taxes (net)                     6,325      (2,451)
 Investment tax credit amortization             (2,281)     (2,113)
 Deferred merger costs                               0      (5,597)
 Kansas rate refund accrual                      6,640           0
 Allowance for equity funds used
   during construction                          (1,823)       (993)
 Other operating activities (Note 2)             7,421       4,226

  Net cash from operating activities           140,625      73,042

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                  (48,409)    (67,055)
 Allowance for borrowed funds used
   during construction                          (1,241)     (1,373)
 Purchases of investments                      (31,251)    (89,702)
 Purchases of nonutility property               (6,867)     (5,841)
 Other investing activities                      8,890      (8,751)

  Net cash from investing activities           (78,878)   (172,722)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0     150,000
 Issuance of long-term debt                      9,405      54,360
 Repayment of long-term debt                   (63,225)    (26,807)
 Net change in short-term borrowings             2,207       1,400
 Dividends paid                                (52,158)    (52,041)
 Other financing activities                     (2,116)     (7,785)

  Net cash from financing activities          (105,887)    119,127

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (44,140)     19,447
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      74,098      23,571
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $29,958     $43,018

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $40,153     $36,780
Income taxes                                        $0          $0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          KANSAS CITY POWER & LIGHT COMPANY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



Twelve Months Ended June 30                    1998        1997
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  120,485  $   64,971
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  112,706     109,908
 Amortization of:
  Nuclear fuel                                  16,335      20,405
  Deferred Wolf Creek costs                          0       7,177
  Other                                          8,732       6,777
 Deferred income taxes (net)                    13,556     (18,482)
 Investment tax credit amortization             (4,018)     (4,227)
 Deferred storm costs                                0      (8,885)
 Deferred merger costs                           5,597       6,121
 Kansas rate refund accrual                      6,640           0
 Allowance for equity funds used
   during construction                          (3,237)     (2,244)
 Other operating activities (Note 2)              (729)     13,181

  Net cash from operating activities           276,067     194,702

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (106,088)   (115,268)
 Allowance for borrowed funds used
   during construction                          (2,209)     (2,389)
 Purchases of investments                      (49,152)   (113,898)
 Purchases of nonutility property              (16,759)    (16,678)
 Sale of streetlights                           21,500           0
 Other investing activities                      8,739      (6,193)

  Net cash from investing activities          (143,969)   (254,426)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0     150,000
 Issuance of long-term debt                     21,337     169,360
 Repayment of long-term debt                   (65,250)    (56,807)
 Net change in short-term borrowings             2,050     (67,600)
 Dividends paid                               (104,159)   (104,061)
 Other financing activities                        864      (9,576)

  Net cash from financing activities          (145,158)     81,316

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (13,060)     21,592
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    43,018      21,426
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $29,958     $43,018

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $74,645     $60,931
Income taxes                                   $22,385     $30,756

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        KANSAS CITY POWER & LIGHT COMPANY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                 Three Months Ended           Year to Date          Twelve Months Ended
                                                      June 30                   June 30                   June 30
                                                 1998         1997         1998         1997         1998         1997
                                                                              (thousands)
Net income                                    $  38,556    $  24,129    $  52,922    $   8,997    $ 120,485    $  64,971

Other comprehensive income (loss),
   net of tax:
     Net unrealized gain (loss) on
      securities available for sale              (1,132)       3,404        1,055       (1,399)      (2,095)      (1,853)

Comprehensive Income                          $  37,424    $  27,533    $  53,977    $   7,598    $ 118,390    $  63,118

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






                        CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                 Three Months Ended           Year to Date          Twelve Months Ended
                                                      June 30                   June 30                   June 30
                                                 1998         1997         1998         1997         1998         1997
                                                                               (thousands)
Beginning Balance                               $ 416,678    $ 414,774    $ 428,452    $ 455,934    $ 412,890    $ 451,980
Net Income                                         38,556       24,129       52,922        8,997      120,485       64,971
                                                  455,234      438,903      481,374      464,931      533,375      516,951
Dividends Declared
  Preferred stock - at required rates                 960          946        2,041        1,906        3,908        3,788
  Common stock                                     25,058       25,067       50,117       50,135      100,251      100,273
Ending Balance                                  $ 429,216    $ 412,890    $ 429,216    $ 412,890    $ 429,216    $ 412,890

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY

Certain Forward-looking Information

      Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such a statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing the following important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include: (a) the Western Resources Inc. (Western Resources) merger (see Note 1 to the Consolidated Financial Statements); (b) future economic conditions in the regional, national and international markets; (c) state, federal and foreign regulation and possible additional reductions in regulated electric rates; (d) weather conditions; (e) financial market conditions, including, but not limited to changes in interest rates;
(f) inflation rates; (g) increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors; (h) ability to carry out marketing and sales plans; (i ) ability to achieve generation planning goals and the occurrence of unplanned generation outages; (j) nuclear operations; (k) ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses; (l)
unforeseen events that would prevent correction of internal or external information systems for Year 2000 problems, and (m) adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. This list of factors may not be all inclusive since it is not possible for us to predict all possible factors.

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

1.  AMENDED AND RESTATED PLAN OF MERGER WITH WESTERN RESOURCES

        Western Resources, Inc. (Western Resources) delivered an unsolicited exchange offer and an amended offer to KCPL's Board of Directors during the second quarter of 1996. After careful consideration, KCPL's Board of Directors rejected both offers. In July 1996 Western Resources commenced an exchange offer for KCPL Common Stock. In late 1996 KCPL began discussing a possible merger with Western Resources leading to a February 7, 1997 agreement.

      In December 1997 KCPL canceled its previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion for the merger transaction on the basis of the February 7, 1997 agreement. During 1997 KCPL incurred and deferred $7 million of merger-related costs which were expensed in December 1997.

      On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy will be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. At closing, KCPL shareholders will receive for every share of KCPL Common Stock one share of Westar Energy

Common Stock and a fraction of a share of Western Resources Common Stock worth not less than $21.50 and not more than $26.50 pursuant to a collar adjustment mechanism. The estimated trading value per share of Westar Energy Common Stock to be issued to KCPL shareholders in connection with the Amended Agreement is estimated to be in the range
of  $10  to  $11 per share based on current market conditions.   Since
Westar Energy will be a newly formed entity with no trading history, there can be no assurance that Westar Energy will trade at such levels.

      On July 30, 1998, KCPL's and Western Resources' shareholders approved the Amended Agreement at special meetings of shareholders. The transaction is subject to several closing conditions, including approval by a number of regulatory and governmental agencies and verification that no sales or use tax is payable in connection with the proposed transactions. If the merger has not been closed by December 31, 1999, either party may terminate the Amended Agreement as long as they did not contribute to the delay. If Western Resources Index Price is less than or equal to $29.78 five trading days prior to closing, either party can terminate this Amended Agreement.

      As part of the foregoing conditions, the obligation of Western Resources to effect the merger is subject to the following:
     (A) That the final orders are obtained from the various federal and state regulators on terms and conditions which would not have a material adverse effect on the benefits anticipated by Western Resources in the merger. In many utility mergers state regulators require a portion of savings from merger synergies to be allocated to customers as a condition for their approval of a transaction. Western Resources believes, and has discussed its position with KCPL, that in light of the rate reductions associated with the merger and already allocated to customers, any efforts by the relevant state regulators to seek further rate reductions would give Western Resources the right to trigger such condition. Western Resources and KCPL have each already implemented rate reductions in Kansas and Missouri. KCPL has
(i) already implemented rate reductions to share anticipated merger synergies with customers in Missouri from its previously planned merger with UtiliCorp and (ii) entered into a stipulation in Kansas which states that the Kansas Commission staff and the Citizen's Utility Ratepayers Board will not request rate reductions or rate refunds  from Western Resources, KCPL or their affiliates sooner  than
one   year  after  consummation  of  the  merger.   Moreover,  Western
Resources believes that the rate reductions it has begun to implement in Kansas take into account synergies that are related to the merger. However, there is no assurance that the state regulators will not require Westar Energy to share additional merger-related synergies with customers or require rate reductions for other reasons in Missouri or Kansas as a condition to their approval of the merger or that Western Resources will waive this condition and consummate the merger if state regulators require additional rate reductions.
      (B) That Western Resources will be reasonably satisfied that it will be exempt from all of the provisions of the Public Utility
Holding  Company  Act  of 1935 (1935 Act) other than  Section  9(a)(2)
thereof.   Western Resources seeks an exemption under section  3(a)(1)
of the 1935 Act pursuant to Rule 2.  To qualify for an exemption under
Section  3(a)(1) of the 1935 Act, Westar Energy must be  predominantly
intrastate   in   character  and  carry  on   its   utility   business
substantially in the state in which both Westar Energy and Western Resources are incorporated, Kansas. As a result of the merger, Westar Energy will derive utility revenues from outside of the state of Kansas in an amount at the high-end of the range of out-of-state utility revenues of utility subsidiaries of holding companies that currently are exempt from the 1935 Act pursuant to Section 3(a)(1) and Rule 2. In the event that Western Resources determines prior to the consummation of the merger that an exemption under Section 3(a)(1) of the 1935 Act is not available, Western Resources must either (i) waive this condition and become a registered holding company under the 1935 Act or (ii) determine to assert that this condition has not been satisfied and choose not to consummate the merger. Although Western
Resources anticipates that after the merger it will qualify for an exemption under Section 3(a)(1) of the 1935 Act pursuant to Rule 2, there is no assurance that the SEC will not challenge Western Resources' stated intention to file for an exemption pursuant to Rule 2 or that this condition will be satisfied.

      The Amended Agreement allows the KCPL Board discretion to make changes (including increases) in the KCPL Common Stock dividend consistent with past practice exercising good business judgment. On August 4, 1998, KCPL's Board approved an increase to the common stock dividend raising it to an annualized dividend of $1.66 per share up from $1.62 per share. The Amended Agreement also requires KCPL to redeem all outstanding shares of cumulative preferred stock prior to consummation of the proposed transactions. If the Amended Agreement is terminated under certain other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine prior to termination, a payment of $50 million will be due Western Resources. Under certain circumstances, if KCPL determines not to consummate its merger into Westar Energy due to its inability to receive a favorable tax opinion from its legal counsel, it must pay Western Resources $5 million. Western Resources will pay KCPL $5 million to $35 million if the Amended Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

2.   CONSOLIDATED  STATEMENTS OF CASH  FLOWS  -  OTHER  OPERATING
ACTIVITIES

                                   Year to Date     Twelve Months
                                                        Ended
                                   1998     1997    1998     1997
Cash flows affected by changes               (thousands)
in:
    Receivables                 $(18,624)  $2,309 $(19,960) $12,929
    Fuel inventories              (3,923)     235    1,095     (895)
    Materials and supplies           837      202    1,390   (1,032)
    Accounts payable             (13,003)   3,082  (14,135)   6,100
    Accrued taxes                 35,820   (6,862)  25,911  (24,698)
    Accrued interest              (3,320)  (2,434)     420    1,984
    Wolf Creek refueling outage
      accrual                      5,190    4,476   (4,803)   9,384
    Pension and postretirement
      benefit obligations           (687)     868   (3,800)    (145)
Other                               5,131   2,350   13,153    9,554
            Total                  $7,421  $4,226    $(729) $13,181

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

      Costs capitalized in accordance with SOP 98-1 will be amortized on a straight-line basis over estimated service lives of 5 to 10 years. The effect of adopting SOP 98-1 for the six-months ended June 30, 1998, is an increase of net income of approximately $1,500,000 ($0.02 per share).

Comprehensive Income

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

   KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, invested $5.1 million in CellNet Data Systems, Inc (CellNet). This investment is held as securities available for sale. During the second quarter of 1998, KLT sold 80,000 shares of CellNet resulting in a realized gain of $729,000. Unrealized gains applicable to the remaining investment of $4.8 million were $3.0 million, net of $1.7 million deferred income taxes, at June 30, 1998, increasing from $1.9 million, net of $1.1 million deferred income taxes, at December 31, 1997.

5.  CAPITALIZATION

   KCPL Financing I (Trust), a wholly-owned subsidiary of Kansas City Power & Light Company, has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL.

6.  INTANGIBLE ASSETS

       The application of purchase accounting for certain investments has resulted in about $23 million in goodwill recognition. These amounts are included in Other deferred charges and Investments and Nonutility Property on the consolidated balance sheets and are being amortized over 10 to 40 years.

7.  SUBSEQUENT EVENTS

     On July 6, 1998, KCPL's wholly-owned unregulated subsidiary, KLT Inc., reached an agreement to sell 100 percent of the common stock of KLT Power Inc. The transaction was completed on July 31, 1998, and generated a minimal after-tax gain. KLT Inc. continues to hold property in China and will retain the right to develop Iatan 2.

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

      FERC's April 1996 order has encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling. In Kansas, the retail wheeling task force proposed a restructuring bill that would implement retail competition on July 1, 2001. Some of the key points included in the proposed bill are: 1) the Kansas Corporation Commission (KCC) will determine the amount of under-utilized assets (stranded costs) each utility is allowed to recover and 2) a unit charge per kwh will be assessed to all customers for recovery of competitive transition costs (these costs include stranded costs, other regulatory assets, nuclear decommissioning, etc.). In Missouri, a legislative committee has been formed to study the issue. The retail wheeling task force formed by the Missouri Public Service Commission (MPSC) issued its report in May 1998. The report identifies issues and various options for the legislature to address. No retail wheeling bill was passed in either the Kansas or Missouri legislatures in 1998.

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

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $151 million at June 30, 1998, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

     KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated business ventures. On July 31, 1998, KLT sold 100% of the common stock of KLT Power Inc., a wholly-owned subsidiary of KLT (See Note 8 to the Consolidated Financial Statements). Remaining ventures include investments in domestic and China power production, energy services, oil and gas development and production, telecommunications, telemetry technology and affordable housing limited partnerships.

      KCPL had a total equity investment in KLT of $119 million as of June 30, 1998, and KLT's net income for the six-months ended June 30, 1998, totaled $6.9 million compared to $4.6 million for the six months ended June 30, 1997. KLT's consolidated assets at June 30, 1998, totaled $345 million.

      On May 29, 1998, Home Service Solutions Inc., a wholly-owned subsidiary of KCPL, entered into a stock purchase agreement to obtain a 50% interest in R.S. Andrews Enterprises, Inc. (RSA), a consumer services company in Atlanta, Georgia. RSA expects, through future acquisitions, to offer these services in key U.S. markets.

      The growth of KLT and the investment in RSA by Home Service Solutions Inc. account for most of the increase in KCPL's consolidated investments and nonutility property.

RESULTS OF OPERATIONS

Three-month period:   three months ended June 30, 1998, compared
                      with three months ended June 30, 1997

Six-month period:     six months ended June 30, 1998, compared with
                      six months ended June 30, 1997

Twelve-month period:  twelve months ended June 30, 1998, compared with twelve months ended June 30, 1997

EARNINGS OVERVIEW

                   Earnings Per Share (EPS)
                 For the Periods Ended June 30
                                                             Increase
                                               Merger        excluding
                     1998    1997   Increase  Expenses    Merger Expenses
Three months ended  $0.60   $0.37   $0.23     $(0.01)         $0.24
Six months ended    $0.82   $0.11   $0.71     $ 0.42          $0.29
Twelve months ended $1.89   $0.99   $0.90     $ 0.61          $0.29

     EPS for all periods excluding merger expenses increased primarily due to increases in retail sales because of warmer than normal weather and continued load growth. Additionally, EPS for the three- and six-month periods increased due to increased bulk power sales.

      EPS for the three-month period was reduced by $0.04 because of the implementation of rate reductions approved by the KCC effective January 1, 1998. Growth in subsidiary income increased EPS for the six-month period by $0.04 and the twelve-month period by $0.10. Partially offsetting these increases in EPS for the six- and twelve-month periods are the effect of rate reductions approved by the KCC which reduced EPS by $0.07, increased interest expense related to the mandatorily redeemable preferred securities and increased depreciation expense. EPS for the twelve-month period was also reduced by $0.04 because of rate reductions previously approved by the MPSC.

     Merger expenses for the six-months ended June 30, 1998, were $6.2 million ($0.10 per share). During the six-months ended June 30, 1997, KCPL paid $53 million ($0.52 per share) to UtiliCorp United Inc. (UtiliCorp) for terminating the merger agreement with UtiliCorp and announcing an agreement to combine with Western Resources. Merger expenses for the twelve-months ended June 30, 1998, reduced EPS by $0.17. For the twelve-months ended June 30, 1997, merger expenses reduced EPS by $0.78 which includes $0.52 for the UtiliCorp payment and $0.26 for other merger expenses.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                    Periods ended June 30, 1998 versus June 30, 1997
                     Three Months      Six Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential        20 %   $  12      9 %    $ 13     10 %    $  29
 Commercial         10 %       8      7 %      10      7 %       19
 Industrial         13 %       2      7 %       2      3 %        2
 Other              23 %      (1)    10 %      (4)     6 %       (6)
 KS rate refund
  accrual                     (4)              (7)               (7)
   Total Retail     13 %      17      8 %      14      7 %       37
Sales for Resale:
 Bulk Power Sales   32 %       7     21 %      10    (12 %)       -
 Other              20 %       -     14 %       -     14 %        1
   Total                      24               24                38
 Other revenues                -                1                 2
   Total Operating
      Revenues             $  24             $ 25             $  40

      The KCC approved a settlement agreement, effective January, 1, 1998, authorizing a $14.2 million revenue reduction and an increase in depreciation expense of $2.8 million. When the KCC approves a new rate design, which is anticipated near year-end 1998, KCPL will refund the portion of the $14.2 million that has accrued between January 1, 1998, and the implementation date of the new rate design. Recorded revenues for the three-month period are reduced by about $4 million and the six- and twelve-month periods are reduced by about $7 million as a result of an accrual (recorded in Other in Current Liabilities on the Consolidated Balance Sheet) for this rate refund.

      During 1996 the MPSC approved a stipulation and agreement authorizing a $20 million revenue reduction in two phases and an increase in depreciation and amortization expense by $9 million per year. The decrease in revenues for the twelve-month period as a result of this stipulation and agreement was about $4 million.

      Higher summer rates, which take effect in June, and seasonally higher mwh sales in June 1998 versus December 1997 resulted in a higher customer accounts receivable balance at June 30, 1998, compared with December 31, 1997.

      Warmer than normal weather and continued load growth resulted in an increase in retail mwh sales for all periods. Load growth consists of higher usage-per-customer as well as the addition of new customers. In addition, retail mwh sales for all periods in the prior year reflected reduced sales to a major industrial customer because of a strike by its employees.

      For all periods, Other retail revenues decreased while Other retail mwh sales increased. These differences are due to the sale of the public streetlight system to the City of Kansas City, Missouri in August 1997. The rate per mwh paid by the city was reduced as a result of the sale agreement, as the new rate is for electricity only. The city has entered into a separate maintenance agreement with KCPL.

      On July 20, 1998, KCPL set a record peak demand for the consumption of energy of 3,136 megawatts which replaced the previous record of 3,044 megawatts set in July 1997. This continues the higher than normal megawatt demand on the system being experienced by KCPL during the summer of 1998.

     KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy. Long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. For all periods, the price per mwh of bulk power sales increased. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 contributed to lower bulk power sales in the three- and six-months ended June 30, 1997.

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

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period increased 8% while total mwh sales (total of retail and sales for resale) increased 17%. Also combined fuel and purchased power expenses for the six-month period increased 2% while total mwh sales increased 11%. The differences are due mainly to additional replacement power expense incurred during the three- and six-months ended June 30, 1997, due to LaCygne 1 and 2 generating units outages. Additionally, the per unit cost of generation decreased during all periods as a result of lower costs of coal and nuclear fuel. For these same reasons, combined fuel and purchased power expenses for the twelve-month period increased 1% while total mwh sales increased 3%. Partially offsetting these factors, the twelve-month period includes the additional replacement power costs incurred for Wolf Creek's fall 1997 refueling outage.

      Nuclear fuel costs per MMBTU remain substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU decreased 4% for the twelve-month period. Nuclear fuel costs per MMBTU averaged 61% of the MMBTU price of coal for the current twelve-month period compared with 60% during the prior twelve-month period. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. During the current twelve-month period fossil plants represented about 76% of generation and the nuclear plant about 24%. For the twelve-months ended June 30, 1997, fossil plants represented about 70% of generation and the nuclear plant about 30%. The twelve-months ended June 30, 1997, reflected a higher percentage of total generation by the nuclear plant due mainly to outages during the first six months of 1997 at LaCygne I and II, coal-fired generating units. Additionally, the current twelve-month period reflects the fall 1997 refueling and maintenance outage at Wolf Creek which lasted for 58 days.

     The MMBTU price of coal decreased 6% for the twelve-month period. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

      Combined other operation and maintenance expenses for the three- and six-month periods decreased due to decreased maintenance expenses. Outages at the LaCygne 1 and 2 generating units resulted in additional maintenance expenses in the second quarter of 1997. Combined other operation and maintenance expenses for the twelve-month period increased due largely to increases in other power supply expenses, Wolf Creek non-fuel operations, customer accounts expenses and sales expenses, partially offset by decreased maintenance expenses.

       We continue to emphasize new technologies, improved work methodologies and cost control. We are continuously improving our work processes to provide increased efficiencies and improved operations. Through the use of cellular technology, a majority of customer meters are read automatically.

DEPRECIATION

     The increase in depreciation expense for all periods reflects the implementation of the KCC settlement agreement and normal increases in depreciation from capital additions. The KCC settlement agreement authorized an annual increase in depreciation expense of $2.8 million.

TAXES

      The increase in operating income taxes for all periods reflects higher taxable operating income. Additionally, for the twelve-months ended June 30, 1997, income taxes had been reduced to reflect adjustments for the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.

     Components of general taxes:
                   Three Months    Year to Date    Twelve Months
                       Ended                           Ended
                      June 30         June 30         June 30
                   1998    1997    1998    1997    1998     1997
                                    (thousands)
   Property      $  9,658 $10,710 $21,017 $22,469 $42,077  $44,590
   Gross
     receipts       9,837   8,980  18,450  17,939  41,359   40,913
   Other            2,538   2,336   4,734   4,310   9,344    8,651
         Total   $ 22,033 $22,026 $44,201 $44,718 $92,780  $94,154

      Property taxes decreased for all periods reflecting changes in Kansas tax law which reduced the mill levy rates and because of reductions in Missouri and Kansas property tax assessed valuations. Gross receipts taxes increased for all periods reflecting higher billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

     Miscellaneous Income
     Miscellaneous income for all periods includes increased revenues from non-utility and subsidiary operations. Dividends on the investment in a fossil-fuel generator in Argentina, revenues from an energy services subsidiary in which KLT obtained a controlling interest during 1997 and increased oil and gas production contributed to the increase in miscellaneous income from subsidiary operations.

     Miscellaneous Deductions
     Miscellaneous deductions for all periods included increased non-utility expenses and subsidiary operating costs. Increased gas operations and the inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increase in subsidiary operating costs.

     Miscellaneous deductions for the six- and twelve-month periods decreased primarily due to the $53 million payment to UtiliCorp in the prior periods. During the six-months ended June 30, 1998, $6 million of merger expenses were incurred related to the
     Amended Merger Agreement with Western Resources. The twelve-months ended June 30, 1998, includes an additional $7 million of merger expenses related to the original merger agreement with Western Resources. In addition to the $53 million payment to UtiliCorp, the twelve-months ended June 30, 1997, included $26 million in other merger costs. These costs consist of $13 million in previously deferred merger costs expensed as a result of terminating the merger agreement with UtiliCorp and $13 million in costs to defend against Western Resources' unsolicited exchange offer.

     Income Taxes
     Income taxes for all periods reflect the tax impact of the excess of miscellaneous deductions over miscellaneous income. Additionally, during the first six months of 1998 and 1997 we accrued tax credits of $13 million and $12 million, respectively, or one-half of the total expected annual credits, related to affordable housing partnership investments and oil and gas investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts and certain non-deductible expenses also affected the relationship between net miscellaneous income and deductions and income taxes.

INTEREST CHARGES

      The increase in interest charges for the six- and twelve-month periods is primarily due to interest charges incurred on the $150 million of 8.3% preferred securities issued in April 1997.

      We use interest rate swap and cap agreements to limit the volatility in interest expense on a portion of KLT's variable-rate long-term bank credit agreement and KCPL's variable-rate long-term debt. We do not use derivative financial instruments for trading or other speculative purposes. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant.

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

     Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems. The extended length of the outage was the primary reason for a $7 million increase in Wolf Creek related replacement power and operating and maintenance expenses for the twelve-month period. Wolf Creek's tenth refueling and maintenance outage is scheduled for the spring of 1999 and is estimated to be a 40 day outage.

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

      The Clean Air Act Amendments of 1990 contain two programs significantly affecting the utility industry. KCPL has spent about $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. The other utility-related program calls for a study of certain air toxic substances which has now been completed. Based on the interpretation of this study, regulation of these substances, including mercury, could be required. We cannot predict the likelihood of any such regulations or compliance costs.

      In  July 1997 the United States Environmental Protection  Agency
(EPA) published new air quality standards for ozone and particulate matter. Additional regulations implementing these new standards are expected to be finalized in 1998. Without the implementation regulations, the real impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities who use fossil fuels could be substantial. Under the new fine particulate regulations the EPA is in the process of implementing a three-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

     Through ongoing assessment of the Year 2000 Issue, we have determined that it is necessary to modify or replace some of KCPL's internal software so that its computer systems will properly utilize dates beyond December 31, 1999. We believe that with the planned modifications and conversions of KCPL's software, Year 2000 problems will be minimized. We are utilizing both internal and external resources, as necessary, to address the Year 2000 Issue. We plan to complete the Year 2000 project prior to the end of 1999. Testing processes have begun and will continue through 1999.

      For the past several years, we have made considerable capital investments to replace major information systems with new and innovative technologies that place us in a stronger competitive position for the future. As a result, the cost of the Year 2000 project has been lessened. The costs of modifications and replacements to incidental systems identified in the Year 2000 project are being expensed as incurred and are not expected to be material to KCPL's results of operations. However, there is no guarantee that current cost estimates of the Year 2000 project will not be exceeded. Specific factors that might cause costs to exceed estimates include, but are not limited to, the availability and cost of appropriately trained personnel, the ability to locate and correct all relevant computer codes, the ability to locate and replace non-Year 2000 compliant embedded microprocessors and similar uncertainties.

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

CAPITAL REQUIREMENTS AND LIQUIDITY

      As of June 30, 1998, the liquid resources of KCPL included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes; $150 million of registered but unissued, preferred securities and $312 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $271 million and KLT's long-term revolving line of credit of $41 million. Cash and cash equivalents decreased by $44 million from December 31, 1997 to June 30, 1998, primarily due to redeeming $51 million of maturing medium-term notes, subsidiary repayment of long-term debt and dividend payments. As a result of the shareholders approving the Amended Merger Agreement with Western Resources, KCPL, pursuant to an engagement letter with its financial advisors, will pay its financial advisors $5 million. This payment will be expensed and will reduce third quarter earnings per share by $0.08.

      KCPL continues to generate positive cash flows from operating activities although individual components of working capital items will vary with normal business cycles and operations including the timing of receipts and payments. Cash from operating activities increased for the six- and twelve-month periods primarily due to increased net income during the current periods. Additionally, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

     The increase in accrued taxes from December 31, 1997, to June 30, 1998, mainly reflects the increase in taxable income during the first six months of 1998 and the timing of income tax and property tax payments.

       Coal  inventory  levels  at  the  end  of  July  1998  are   at
approximately 100% of targeted levels compared to 75% of targeted levels at December 31, 1997.

      Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. KLT closed several large investments during the first three months of 1997. Additionally, the current twelve-month period reflects $21.5 million of proceeds from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain.

      The majority of cash from financing activities for the twelve-months ended June 30, 1997, was used to repay short-term debt, pay merger expenses and finance additional purchases of investments and nonutility properties by KLT. Financings consisted of KCPL Financing 1, a wholly-owned subsidiary of KCPL, issuance of $150 million of preferred securities and borrowings by KLT on its long-term bank credit agreement.

      KCPL's  common  dividend payout ratio was 86%  for  the  current twelve-month period and 164% for the twelve-months ended June 30, 1997. These payout ratios are higher compared to 75% for the twelve-months ended June 30, 1996, due mainly to the reduction in earnings in the two later periods because of merger-related expenses.

      We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. Uncertainties affecting KCPL's ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed for the retirement of $404 million of maturing debt through the year 2002 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

PART II - OTHER INFORMATION

Item 5.  Other Information

      On June 12, 1998, Norman Ross, an employee of Kansas City Power & Light Company (KCPL), filed a suit against the Company in the United States District Court for the Western District of Missouri, Western Division (District Court), alleging race discrimination and seeking to certify a class action on behalf of all existing employees and those applying for employment from June 10, 1993 to the present. KCPL believes that it can successfully defend the certification of any class action, and thus believes that this action will not be material to its financial condition or results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 27 Financial Data Schedule (for the six months ended June 30, 1998).

Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission for the quarter ended June 30, 1998.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KANSAS CITY POWER & LIGHT COMPANY


Dated:  August  4, 1998       By:  /s/Drue Jennings
                                   (Drue Jennings)
                                   (Chief Executive Officer)


Dated:  August  4, 1998       By:  /s/Neil Roadman
                                   (Neil Roadman)
                               (Principal Accounting Officer)