Form 10-Q
period 1998-09-30
KANSAS CITY POWER & LIGHT CO
filed 1998-11-09
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at November 9, 1998, was 61,898,020 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                    September 30   December 31
                                                        1998          1997
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,552,745    $3,502,796
 Less-accumulated depreciation                         1,379,035     1,314,154
    Net utility plant in service                       2,173,710     2,188,642
 Construction work in progress                           102,814        93,264
 Nuclear fuel, net of amortization of
  $100,839 and $86,516                                    31,881        41,649
    Total                                              2,308,405     2,323,555

REGULATORY ASSET - RECOVERABLE TAXES                     123,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      331,623       345,126

CURRENT ASSETS
 Cash and cash equivalents                                82,481        74,098
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,910 and $1,941                                  67,603        28,741
 Other receivables                                        29,622        33,492
 Fuel inventories, at average cost                        17,333        13,824
 Materials and supplies, at average cost                  44,662        46,579
 Deferred income taxes                                     3,831           648
 Other                                                     2,912         7,155
    Total                                                248,444       204,537

DEFERRED CHARGES
 Regulatory assets                                        27,416        30,017
 Other deferred charges                                   30,518        31,798
    Total                                                 57,934        61,815

    Total                                             $3,069,406    $3,058,033

CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $2,008,787    $2,051,489
CURRENT LIABILITIES
 Notes payable to banks                                    6,741         1,243
 Current maturities of long-term debt                     36,287        74,180
 Accounts payable                                         53,899        57,568
 Accrued taxes                                            63,442         1,672
 Accrued interest                                         18,531        22,360
 Accrued payroll and vacations                            22,608        23,409
 Accrued refueling outage costs                            9,832         1,664
 Other                                                    32,243        15,068
     Total                                               243,583       197,164

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   642,174       638,679
 Deferred investment tax credits                          59,824        63,257
 Other                                                   115,038       107,444
    Total                                                817,036       809,380

COMMITMENTS AND CONTINGENCIES

   Total                                              $3,069,406    $3,058,033

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                    September 30   December 31
                                                        1998          1997
                                                            (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      461,430       428,452
 Unrealized gain on securities available for sale            697         1,935
 Capital stock premium and expense                        (1,674)       (1,664)
          Total                                          910,150       878,420
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.37%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 1998-2008, 6.90% and
       6.92% weighted-average rate                       386,000       407,500
    4.07%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.31% as of December 31, 1997, due 2015-17                 0       196,500
 Environmental Improvement Revenue Refunding Bonds
    4.28%* Series A & B due 2015                         106,500             0
    4.50% Series C due 2017                               50,000             0
    4.35% Series D due 2017                               40,000             0
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.34%
       and 8.48% weighted-average rate                    54,775        61,207
    Bank Credit Agreement due October 31, 1999,
       6.87% and 6.67% weighted-average rate              61,000       107,500
    Other Long-Term Notes                                  2,532         2,532
          Total                                          859,575       934,007
          Total                                       $2,008,787    $2,051,489

*  Variable rate securities, weighted-average rate as of September 30, 1998

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Three Months Ended September 30               1998          1997
                                                  (thousands)
ELECTRIC OPERATING REVENUES                 $313,462      $290,218

OPERATING EXPENSES
 Operation
   Fuel                                       41,039        39,832
   Purchased power                            31,273        17,219
   Other                                      49,631        49,897
 Maintenance                                  18,597        15,973
 Depreciation                                 28,857        27,464
 Income taxes                                 39,058        38,762
 General taxes                                27,934        27,648
    Total                                    236,389       216,795

OPERATING INCOME                              77,073        73,423

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                       912           779
 Miscellaneous income                         10,471        11,263
 Miscellaneous deductions                    (22,633)      (16,896)
 Income taxes                                 10,804         8,596
    Total                                       (446)        3,742

INCOME BEFORE INTEREST CHARGES                76,627        77,165

INTEREST CHARGES
 Long-term debt                               14,056        15,261
 Short-term debt                                  72           103
 Miscellaneous                                 4,189         4,172
 Allowance for borrowed funds
  used during construction                      (575)         (518)
    Total                                     17,742        19,018

 Net Income                                   58,885        58,147
 Preferred Stock
  Dividend Requirements                          973           952
 Earnings Available for
  Common Stock                               $57,912       $57,195

Average Number of Common
 Shares Outstanding                           61,888        61,896
Basic and Diluted earnings
 per Common Share                              $0.94         $0.92
Cash Dividends per
 Common Share                                 $0.415        $0.405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Year to Date September 30                     1998          1997
                                                  (thousands)
ELECTRIC OPERATING REVENUES             $    748,599  $    700,382

OPERATING EXPENSES
 Operation
   Fuel                                      112,624       104,045
   Purchased power                            54,317        46,141
   Other                                     143,320       141,358
 Maintenance                                  50,842        52,553
 Depreciation                                 86,238        83,037
 Income taxes                                 70,854        61,128
 General taxes                                72,135        72,366
 Deferred Wolf Creek costs amortization            0         1,368
    Total                                    590,330       561,996

OPERATING INCOME                             158,269       138,386

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     2,735         1,772
 Miscellaneous income                         34,390        23,724
 Miscellaneous deductions                    (60,385)      (92,560)
 Income taxes                                 31,168        48,691
    Total                                      7,908       (18,373)

INCOME BEFORE INTEREST CHARGES               166,177       120,013

INTEREST CHARGES
 Long-term debt                               43,426        44,777
 Short-term debt                                 239         1,273
 Miscellaneous                                12,521         8,710
 Allowance for borrowed funds
  used during construction                    (1,816)       (1,891)
    Total                                     54,370        52,869

 Net Income                                  111,807        67,144
 Preferred Stock
  Dividend Requirements                        2,930         2,866
 Earnings Available for
  Common Stock                              $108,877       $64,278

Average Number of Common
 Shares Outstanding                           61,878        61,896
Basic and Diluted earnings
 per Common Share                              $1.76         $1.04
Cash Dividends per
 Common Share                                 $1.225        $1.215

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Twelve Months Ended September 30              1998          1997
                                                  (thousands)
ELECTRIC OPERATING REVENUES                 $944,160      $901,270

OPERATING EXPENSES
 Operation
   Fuel                                      143,088       140,415
   Purchased power                            67,423        57,810
   Other                                     193,859       188,843
 Maintenance                                  69,181        70,009
 Depreciation                                114,099       110,380
 Income taxes                                 80,839        63,514
 General taxes                                93,066        94,345
 Deferred Wolf Creek costs amortization            0         4,273
    Total                                    761,555       729,589

OPERATING INCOME                             182,605       171,681

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,370         2,605
 Miscellaneous income                         48,178        23,724
 Miscellaneous deductions                    (84,758)      (99,154)
 Income taxes                                 45,511        55,949
    Total                                     12,301       (16,876)

INCOME BEFORE INTEREST CHARGES               194,906       154,805

INTEREST CHARGES
 Long-term debt                               58,947        58,990
 Short-term debt                                 348         1,383
 Miscellaneous                                16,654         9,930
 Allowance for borrowed funds
  used during construction                    (2,266)       (2,407)
    Total                                     73,683        67,896

 Net Income                                  121,223        86,909
 Preferred Stock
  Dividend Requirements                        3,853         3,816
 Earnings Available for
  Common Stock                              $117,370       $83,093

Average Number of Common
 Shares Outstanding                           61,893        61,897
Basic and Diluted earnings
 per Common Share                              $1.90         $1.34
Cash Dividends per
 Common Share                                  $1.63         $1.62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year to Date September 30                       1998        1997
                                                   (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  111,807  $   67,144
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   86,238      83,037
 Amortization of:
  Nuclear fuel                                  14,323      15,211
  Deferred Wolf Creek costs                          0       1,368
  Other                                          6,802       6,049
 Deferred income taxes (net)                       896     (10,168)
 Investment tax credit amortization             (3,433)     (3,170)
 Deferred merger costs                               0      (5,712)
 Kansas rate refund accrual                     11,174           0
 Allowance for equity funds used
   during construction                          (2,735)     (1,772)
 Other operating activities (Note 2)            36,375      25,881

  Net cash from operating activities           261,447     177,868

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                  (71,941)    (92,782)
 Allowance for borrowed funds used
   during construction                          (1,816)     (1,891)
 Purchases of investments                      (22,338)    (98,500)
 Purchases of nonutility property              (13,686)    (12,271)
 Sale of KLT Power                              53,033           0
 Sale of streetlights                                0      21,500
 Other investing activities                     (7,924)     (8,390)

  Net cash from investing activities           (64,672)   (192,334)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily reedemable
   Preferred Securities                              0     150,000
 Issuance of long-term debt                     10,405      66,292
 Repayment of long-term debt                  (122,730)    (26,787)
 Net change in short-term borrowings             5,498         935
 Dividends paid                                (78,829)    (78,094)
 Other financing activities                     (2,736)     (9,413)

  Net cash from financing activities          (188,392)    102,933

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                                8,383      88,467
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      74,098      23,571
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $82,481    $112,038

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $58,915     $56,562
Income taxes                                      $468          $0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Twelve Months Ended September 30                1998        1997
                                                   (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  121,223  $   86,909
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  114,099     110,380
 Amortization of:
  Nuclear fuel                                  15,948      20,421
  Deferred Wolf Creek costs                          0       4,273
  Other                                          8,976       7,452
 Deferred income taxes (net)                    15,844     (19,438)
 Investment tax credit amortization             (4,113)     (4,227)
 Deferred storm costs                                0      (8,885)
 Deferred merger costs                           5,712      (5,712)
 Kansas rate refund accrual                     11,174           0
 Allowance for equity funds used
   during construction                          (3,370)     (2,605)
 Other operating activities (Note 2)             6,570       8,580

  Net cash from operating activities           292,063     197,148

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (103,893)   (117,105)
 Allowance for borrowed funds used
   during construction                          (2,266)     (2,407)
 Purchases of investments                      (31,441)   (118,305)
 Purchases of nonutility property              (17,148)    (17,286)
 Sale of KLT Power                              53,033           0
 Sale of streetlights                                0      21,500
 Other investing activities                     (8,436)     (4,876)

  Net cash from investing activities          (110,151)   (238,479)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0     150,000
 Issuance of long-term debt                     10,405     176,292
 Repayment of long-term debt                  (124,775)    (46,787)
 Net change in short-term borrowings             5,806     (34,065)
 Dividends paid                               (104,777)   (104,096)
 Other financing activities                      1,872     (11,204)

  Net cash from financing activities          (211,469)    130,140

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (29,557)     88,809
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                   112,038      23,229
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $82,481    $112,038

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $73,625     $63,459
Income taxes                                   $22,853     $17,605

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                              Three Months Ended           Year to Date          Twelve Months Ended
                                                 September 30              September 30              September 30
                                              1998         1997         1998         1997         1998         1997
                                                                           (thousands)
Net income                                $  58,885    $  58,147    $ 111,807    $  67,144    $ 121,223    $  86,909

Other comprehensive income (loss),
   net of tax:
     Net unrealized gain (loss) on
      securities available for sale          (2,293)          84       (1,238)      (1,315)      (4,472)      (1,769)

Comprehensive Income                      $  56,592    $  58,231    $ 110,569    $  65,829    $ 116,751    $  85,140

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                              Three Months Ended           Year to Date          Twelve Months Ended
                                                 September 30              September 30              September 30
                                              1998         1997         1998         1997         1998         1997
                                                                            (thousands)
Beginning Balance                         $ 429,216    $ 412,890    $ 428,452    $ 455,934    $ 444,984    $ 462,171
Net Income                                   58,885       58,147      111,807       67,144      121,223       86,909
                                            488,101      471,037      540,259      523,078      566,207      549,080
Dividends Declared
  Preferred stock - at required rates           981          986        3,022        2,892        3,903        3,827
  Common stock                               25,690       25,067       75,807       75,202      100,874      100,269
Ending Balance                            $ 461,430    $ 444,984    $ 461,430    $ 444,984    $ 461,430    $ 444,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY

Certain Forward-looking Information

      Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such a statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing the following important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include: (a) the proposed Western Resources Inc. (Western Resources) merger (see Note 1 to the Consolidated Financial Statements); (b) future economic conditions in the regional, national and international markets; (c) state, federal and foreign regulation and possible additional reductions in regulated electric rates; (d) weather conditions; (e) financial market conditions, including, but not limited to changes in interest rates; (f) inflation rates; (g) increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors; (h) ability to carry out marketing and sales plans; (i ) ability to achieve generation planning goals and the occurrence of unplanned generation outages; (j) nuclear operations; (k) ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses; (l) unforeseen events that would prevent correction of internal or external information systems for Year 2000 problems, and (m) adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters. This list of factors may not be all inclusive since it is not possible for us to predict all possible factors.

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

      In December 1997 KCPL canceled its previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion for the merger transaction on the basis of the February 7, 1997 agreement. During 1997 KCPL incurred and deferred $7 million of merger-related costs that were expensed in December 1997.

      On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy would be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. At closing, KCPL shareholders would receive for every share of KCPL Common Stock one share of Westar Energy

Common Stock and a fraction of a share of Western Resources Common Stock worth not less than $21.50 and not more than $26.50 pursuant to a collar adjustment mechanism. The estimated trading value per share of Westar Energy Common Stock to be issued to KCPL shareholders in connection with the Amended Agreement was estimated to be in the range of $10 to $11 per share (as stated in the Joint Proxy Statement dated June 9, 1998). Since Westar Energy would be a newly formed entity with no trading history, there can be no assurance that Westar Energy would trade within the initial estimated range.

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

      Applications for regulatory approvals of the Amended Agreement have been filed with the Kansas Corporation Commission (KCC), the Missouri Public Service Commission (MPSC) and the Federal Energy Regulatory Commission (FERC). In the Kansas proceeding, the KCC set a procedural schedule that requires the KCC Staff and intervenors to file their testimony in the case by December 11, 1998. In the Missouri proceeding, a number of parties to the case filed a joint pleading on October 7, 1998, recommending a procedural schedule for the case. In that pleading, the MPSC Staff indicated that, in conjunction with the merger case, the MPSC Staff would review KCPL's earnings. In the FERC proceeding, the FERC Staff, on August 24, 1998, requested that the Companies amend their filing by providing additional analyses using updated information. Such revised information is in the process of being prepared. We cannot predict the timing or outcome of the proceedings.

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

      The Amended Agreement allows the KCPL Board discretion to make changes (including increases) in the KCPL Common Stock dividend consistent with past practice exercising good business judgment. On August 4, 1998, KCPL's Board approved an increase to the common stock dividend raising it to an annualized dividend of $1.66 per share from $1.62 per share. The Amended Agreement also requires KCPL to redeem all outstanding shares of cumulative preferred stock prior to consummation of the proposed transactions. If the Amended Agreement is terminated under certain other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine prior to termination, a payment of $50 million will be due Western Resources. Under certain circumstances, if KCPL determines not to consummate its merger into Westar Energy due to its inability to receive a favorable tax opinion from its legal counsel, it must pay Western Resources $5 million. Western Resources will pay KCPL $5 million to $35 million if the Amended Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                    Year to Date        Twelve Months
                                                            Ended
                                   1998      1997      1998      1997
Cash flows affected by changes                 (thousands)
in:
    Receivables                 $(34,992) $(16,478) $(17,541) $ (9,528)
    Fuel inventories              (3,509)    3,121    (1,377)    3,584
    Materials and supplies         1,917       340     2,332      (505)
    Accounts payable              (3,669)   (9,811)    8,092      (175)
    Accrued taxes                 61,770    44,369       630    (4,250)
    Accrued interest              (3,829)   (3,192)      669     4,579
    Wolf Creek refueling outage
      accrual                      8,168     5,097    (2,446)    7,731
    Pension and postretirement
      benefit obligations         (1,478)   (4,335)      612    (2,020)
Other                             11,997     6,770    15,599     9,164
            Total               $ 36,375  $ 25,881  $  6,570  $  8,580

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

      Costs capitalized in accordance with SOP 98-1 will be amortized on a straight-line basis over estimated service lives of 5 to 10 years. The effect of adopting SOP 98-1 for the nine-months ended September 30, 1998, is an increase of net income of approximately $2,200,000 ($0.04 per share).

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

     The cost of securities available for sale held by KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, was $4.8 million as of September 30, 1998, and $5.1 million as of December 31, 1997. Unrealized gains were $0.7 million net of $0.4 million deferred income taxes, at September 30, 1998, decreasing from $1.9 million, net of $1.1 million deferred income taxes, at December 31, 1997.

5.  CAPITALIZATION

      KCPL Financing I (Trust), a wholly-owned subsidiary of Kansas City Power & Light Company, has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL.

     In August 1998 KCPL refinanced the full amount of its Guaranty of Pollution Control Bonds with unsecured Environmental Improvement Revenue Refunding Bonds. The maturity dates of the Bonds were not extended.

      From October 1 through November 9, 1998, KLT's borrowings under its bank credit agreement increased $18 million.

6.  INTANGIBLE ASSETS

      The application of purchase accounting for certain investments has resulted in about $19 million in goodwill recognition. These amounts are included in Other deferred charges and Investments and Nonutility Property on the consolidated balance sheets and are being amortized over 10 to 40 years.

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

      Although Missouri and Kansas have not yet authorized retail wheeling, we believe KCPL is positioned well to compete in an open market with its diverse customer mix and pricing strategies. About 20% of KCPL's retail mwh sales are to industrial customers which is below the utility industry average. KCPL has a flexible rate structure with industrial rates that are competitively priced with other companies in the region. In addition, long-term contracts are in place or under negotiation for a large portion of KCPL's industrial sales. Although there currently is no direct competition for retail electric service within KCPL's service territory, it does exist within the bulk power market, between alternative fuel suppliers and among third-party energy management companies. Third-party energy management companies are seeking to initiate relationships with large users in an attempt to enhance their chances to directly supply electricity if retail wheeling is authorized.

      Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. An entity's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL's regulatory assets, totaling $150 million at September 30, 1998, will be maintained as long as FASB 71 requirements are met.

       It is possible that competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

     KLT Inc. (KLT) is a wholly-owned subsidiary pursuing nonregulated business ventures. On July 31, 1998, KLT sold 100% of the common stock of KLT Power Inc., a wholly-owned subsidiary of KLT, resulting in an after-tax gain of approximately $2.4 million. Remaining ventures include investments in domestic and China power production, energy services, oil and gas development and production, telecommunications, telemetry technology and affordable housing limited partnerships.

      KCPL had a total equity investment in KLT of $119 million as of September 30, 1998. KLT's net income for the nine-months ended September 30, 1998, totaled $9.0 million compared to $2.7 million for the nine-months ended September 30, 1997. KLT's consolidated assets at September 30, 1998, totaled $302 million.

      On May 29, 1998, Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, entered into a stock purchase agreement to obtain a 50% interest in R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. RSAE expects to make future acquisitions in other key U.S. markets. On August 28, 1998, HSS formed Worry Free, Inc. to acquire the Worry Free non-regulated business from KCPL. As a residential service provider, Worry Free, Inc. bundles financing, preventative maintenance and warranty services for heating and air conditioning equipment. KCPL had a total equity investment in Home Service Solutions Inc. of $21 million as of September 30, 1998.

      The growth of KLT and the investment in RSAE by HSS account for most of the increase in KCPL's consolidated investments and nonutility property.

RESULTS OF OPERATIONS

Three-month         Three   months  ended  September   30,   1998,
period:             compared  with  three months  ended  September
                    30, 1997

Nine-month          Nine   months   ended  September   30,   1998,
period:             compared with nine months ended September  30,
                    1997

Twelve-month        Twelve   months  ended  September  30,   1998,
period:             compared  with  twelve months ended  September
                    30, 1997

EARNINGS OVERVIEW

                 Earnings Per Share (EPS)
             For the Periods Ended September 30

                                                       Increase
                                                       excluding
                                             Merger     Merger
                  1998     1997   Increase  Expenses   Expenses
Three months      $0.94    $0.92    $0.02   $(0.09)      $0.11
  ended
Nine months       $1.76    $1.04    $0.72   $ 0.33       $0.39
  ended
Twelve months     $1.90    $1.34    $0.56   $ 0.26       $0.30
  ended

     EPS for all periods excluding merger expenses increased primarily due to increases in retail sales because of warmer than normal weather and continued load growth. Additionally, EPS for all periods increased due to increased bulk power revenues. Partially offsetting these increases to EPS are the effects of increased fuel production costs and purchased power expenses as a result of outages at the Hawthorn 5 and LaCygne 1 generating units (see the Fuel and Purchased Power section).

      Growth in subsidiary income increased EPS for the three-month period by $0.07, the nine-month period by $0.10 and the twelve-month period by $0.18. EPS for the three-month period was reduced by $0.04 because of the implementation of rate reductions approved by the KCC effective January 1, 1998. EPS for the nine- and twelve-month periods was reduced by $0.11 because of the KCC rate reductions. EPS for the nine- and twelve-month periods was also reduced by increased interest expense related to the mandatorily redeemable preferred securities and increased depreciation expense.

      Merger expenses for the three-months ended September 30, 1998, were $5.8 million ($0.09 per share). Merger expenses for the nine-months ended September 30, 1998, were $12.0 million ($0.19 per share). During the nine-months ended September 30, 1997, KCPL paid $53 million ($0.52 per share) to UtiliCorp United Inc. (UtiliCorp) for terminating the merger agreement with UtiliCorp and announcing an agreement to combine with Western Resources. Merger expenses for the twelve-months ended September 30, 1998, reduced EPS by $0.26. For the twelve-months ended September 30, 1997, EPS was reduced by $0.52 for the payment to
UtiliCorp.   Costs to
implement the new merger structure with Western Resources announced March 18, 1998, are being expensed as incurred.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                       Periods ended September 30, 1998 versus
                                  September 30, 1997
                    Three Months      Nine Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential        13 %   $  14     11 %   $  27     11 %    $  31
 Commercial          7 %       8      7 %      18      6 %       21
 Industrial          2 %       2      5 %       4      3 %        4
 Other              10 %       -     10 %      (4)     6 %       (6)
 KS rate refund
  accrual                     (4)             (11)              (11)
   Total Retail      8 %      20      8 %      34      7 %       39
Sales for Resale:
 Bulk Power Sales  (13)%       3     13 %      13    (11)%        2
 Other              12 %       -     13 %       -     16 %        -
   Total                      23               47                41
 Other revenues                -                1                 2
   Total Operating
      Revenues             $  23            $  48             $  43


      The KCC approved a settlement agreement, effective January 1, 1998, authorizing a $14.2 million revenue reduction and an increase in depreciation expense of $2.8 million. When the KCC approves a new rate design, which is expected to be implemented February 1, 1999, KCPL will refund the amount that has accrued between January 1, 1998, and the implementation date. Recorded revenues for the three-month period are reduced by about $4 million and the nine- and twelve-month periods are reduced by about $11 million as a result of an accrual (recorded in Other in Current Liabilities on the Consolidated Balance Sheet) for this rate refund.

      Higher summer rates, which are in effect from June through September, and seasonally higher mwh sales in September 1998 versus December 1997 resulted in a higher customer accounts receivable balance at September 30, 1998, compared with December 31, 1997.

      Warmer than normal weather and continued load growth resulted in an increase in retail mwh sales for all periods. Load growth consists of higher usage-per-customer as well as the addition of new customers. In addition, retail mwh sales during the nine- and twelve-months ended September 30, 1997, reflected reduced sales to a major industrial customer because of a strike by its employees.

      For the three-month period, Other retail revenues remained approximately the same and for the nine- and twelve-month periods Other retail revenues decreased while Other retail mwh sales increased for all periods. These differences are due to the sale of the public streetlight system to the City of Kansas City, Missouri in August 1997. The rate per mwh paid by the city was reduced as a result of the sale agreement, as the new rate is for electricity only. The city has entered into a separate maintenance agreement with KCPL.

      On August 19, 1998, KCPL set a record peak demand for the consumption of energy of 3,175 megawatts. This reflects the higher than normal megawatt demand on the system during the summer of 1998.

     KCPL has long-term sales contracts with certain major industrial customers. These contracts are tailored to meet customers' needs in exchange for their long-term commitment to purchase energy.

      Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. For all periods, the price per mwh of bulk power sales increased and even resulted in increased revenues for the three- and twelve-month periods even though mwh sales decreased. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 contributed to lower bulk power sales in the nine- and twelve-months ended September 30, 1997.

      Total revenue per mwh sold varies with changes in rate tariffs, the mix of mwh sales among customer classifications and the effect of declining price per mwh as usage increases. An automatic fuel adjustment provision is included only in sales that apply to less than 1% of revenues.

      Future mwh sales and revenues per mwh will also be affected by national and local economies, weather and customer conservation efforts. Competition, including alternative sources of energy such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

      Combined fuel and purchased power expenses for the three-month period increased 27% while total mwh sales (total of retail and sales for resale) increased 5%. Combined fuel and purchased power expenses for the nine-month period increased 11% while total mwh sales increased 9%. Combined fuel and purchased power expenses for the twelve-month period increased 6% while total mwh sales increased 3%. The differences are due mainly to additional replacement power expenses incurred during the three-, nine- and twelve-months ended September 30, 1998, due to outages at the Hawthorn 5 and LaCygne 1 generating units. Additionally, the per unit cost of generation increased during all periods as a result of more generation from oil and gas which are substantially higher in cost per MMBTU than coal or nuclear. The price per unit of purchased power also increased during all periods due to less purchased power availability and the widespread use of market-based rates in the competitive wholesale market. Partially offsetting these factors, the nine- and twelve-months ended September 30, 1997, included additional replacement power costs incurred during outages at the LaCygne generating units.

      Nuclear  fuel costs per MMBTU decreased 6% for the  twelve-month
period.   Nuclear fuel costs per MMBTU remain substantially less  than the MMBTU price of coal averaging 60% of the MMBTU price of coal for the twelve-months ended September 30, 1998 and 1997. We expect this relationship and the price of nuclear fuel to remain fairly constant through the year 2001. For the twelve-months ended September 30, 1998, fossil plants represented about 76% of generation and the nuclear plant about 24%. For the twelve-months ended September 30, 1997, fossil plants represented about 70% of generation and the nuclear plant about 30%. The twelve-months ended September 30, 1998, reflected a higher percentage of total generation by the fossil plants due mainly to the fall 1997 refueling and maintenance outage at Wolf Creek that lasted for 58 days in the fourth quarter of 1997. Additionally, the outages at the LaCygne coal-fired generating units in 1997 reduced the percentage of total generation by the fossil plants for the twelve-months ended September 30, 1997.

     The MMBTU price of coal decreased 6% for the twelve-month period. Our coal procurement strategies continue to provide coal costs well below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

     Combined other operation and maintenance expenses for all periods increased. The three-month period increased due to increased maintenance expenses resulting from outages at LaCygne 1 and Hawthorn 5 during the three-months ended September 30, 1998. Repairs to Hawthorn 5 to fix the damage from a steam line rupture will be reimbursed by insurance except for the deductible. Certain maintenance projects originally scheduled for the 1999 spring outage were rescheduled to be completed during this outage resulting in higher maintenance expenses in 1998. Other operation expenses increased for the nine-month period but were partially offset by decreased maintenance expenses as outages at the LaCygne 1 and 2 generating units resulted in additional maintenance expenses in the nine-months ended September 30, 1997. Combined other operation and maintenance expenses for the twelve-month period increased due largely to increases in other power supply expenses, Wolf Creek non-fuel operations, customer service expenses and sales expenses.

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

TAXES

      The increase in operating income taxes for all periods reflects higher taxable operating income. Additionally, for the twelve-months ended September 30, 1997, income taxes had been reduced to reflect adjustments for the filing of the 1995 tax returns and the settlement with the Internal Revenue Service regarding tax issues included in the 1985 through 1990 tax returns.

     Components of general taxes:
                   Three Months     Nine Months    Twelve Months
                       Ended           Ended           Ended
                   September 30    September 30     September 30
                   1998    1997    1998    1997    1998     1997
                                    (thousands)
   Property       $10,508 $11,235 $31,525 $33,704 $41,350  $44,125
   Gross receipts  14,472  13,824  32,922  31,764  42,006   41,227
   Other            2,954   2,589   7,688   6,898   9,710    8,993
      Total       $27,934 $27,648 $72,135 $72,366 $93,066  $94,345

      Property taxes decreased for all periods reflecting changes in Kansas tax law which reduced the mill levy rates and because of reductions in Missouri and Kansas property tax assessed valuations. Gross receipts taxes increased for all periods reflecting higher billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

     Miscellaneous income for the nine- and twelve-month periods increased because of increased revenues from non-utility and subsidiary operations. The gain on the sale of 100% of the common stock of KLT Power Inc., dividends on the investment in a fossil-fuel generator in Argentina (prior to the sale of the investment), revenues from an energy services subsidiary in which KLT obtained a controlling interest during 1997 and increased oil and gas production contributed to the increase in miscellaneous income from subsidiary operations for the nine- and twelve-month periods.

     Miscellaneous deductions for all periods included increased non-utility expenses. Additionally, the nine- and twelve-month periods increased because of increased subsidiary operating costs. Increased gas operations and the inclusion of three small companies in which KLT obtained controlling interests during 1997 are the primary activities that contributed to the increase in subsidiary operating costs.

     Miscellaneous deductions for the nine- and twelve-month periods decreased primarily due to the $53 million payment to UtiliCorp in the prior periods. During the nine-months ended September 30, 1998, $12 million of merger expenses were incurred related to the Amended Merger Agreement with Western Resources. The twelve-months ended September 30, 1998, includes an additional $7 million of merger expenses related to the original merger agreement with Western Resources.

     Income taxes for all periods reflect the tax impact of the excess of miscellaneous deductions over miscellaneous income. Additionally, during the first nine months of 1998 and 1997 we accrued tax credits of $19 million and $16 million, respectively, or three-fourths of the total expected annual credits, related to affordable housing partnership investments and oil and gas investments. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts and certain non-deductible expenses also affected the relationship between net miscellaneous income and deductions and income taxes.

INTEREST CHARGES

      The increase in miscellaneous interest charges for the nine- and twelve-month periods is primarily due to interest costs incurred on the $150 million of 8.3% preferred securities issued in April 1997.

      We use interest rate swap and cap agreements to limit the volatility in interest expense on a portion of KLT's variable-rate, bank credit agreement and KCPL's variable-rate, long-term debt. Although these agreements are an integral part of our interest rate management, their incremental effect on interest expense and cash flows is not significant. We do not use derivative financial instruments for speculative purposes.

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

     Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems. The extended length of the outage was the primary reason for a $7 million increase in Wolf Creek related replacement power and operating and maintenance expenses for the
twelve-month  period.   Wolf Creek's tenth refueling  and  maintenance
outage is scheduled for the spring of 1999 and is estimated to be a 40-day outage.

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

      In  July 1997 the United States Environmental Protection  Agency
(EPA) published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the real impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. Under the new fine particulate regulations the EPA is in the process of implementing a three-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

      In 1997 the EPA also issued new proposed regulations on reducing nitrogen oxide (NOx) emissions. Final regulations implementing reductions in NOx emissions were announced by the EPA on September 24, 1998. These regulations require 22 states, including Missouri, to submit plans for controlling NOx emissions by September 1999. The regulations will require a significant reduction in NOx emissions from 1990 levels from KCPL's Missouri coal-fired plants by the year 2003. In order to achieve these reductions, KCPL will incur significantly higher capital costs or will purchase power or NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable. Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $90 to $150 million over the period from 1999 to 2002. Operations and maintenance expenses could also increase by more than $10 million per year, beginning in 2003. We will continue to refine these preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different than the amounts estimated above. KCPL will continue to question whether such significant reductions in NOx emissions are economically justified. The final resolution of this matter may require federal legislative action or litigation.

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

     In our ongoing assessment of the Year 2000 Issue, we have been examining KCPL's systems, processes and operations to ensure readiness for the year 2000 and plan for the protection of the KCPL electric system. We have determined that it is necessary to modify or replace some of KCPL's hardware and internal software so that its systems will properly utilize dates beyond December 31, 1999. We believe that with the planned modifications and conversions of KCPL's hardware and software, Year 2000 problems will be minimized. We are utilizing both internal and external resources, as necessary, to address the Year 2000 Issue. We have substantially completed the inventory and assessment phases of our Year 2000 project. The remediation and testing phases of the project are in process and we expect to be substantially complete with the remediation phase by July 1999 and with the testing phase prior to the end of 1999. The monitoring phase of our Year 2000 project will continue through at least the first quarter of 2000.

      For the past several years, KCPL has made approximately $39 million in capital investments for new and innovative technologies
that  place it in a stronger competitive position for the future.   We
believe all replacement systems will be Year 2000 ready. As a result, the cost of the Year 2000 project has been lessened and is estimated to be under $7 million of additional costs. These additional costs are being expensed as incurred. However, there is no guarantee that current cost estimates of the Year 2000 project will not be exceeded. Specific factors that might cause costs to exceed estimates include, but are not limited to, the availability and cost of appropriately trained personnel, the ability to locate and correct all relevant computer codes, the ability to locate and replace non-Year 2000 ready embedded microprocessors and similar uncertainties.

     A Nuclear Regulatory Commission (NRC) audit of the Wolf Creek nuclear generating unit's Year 2000 program is scheduled for the week beginning November 19, 1998. To date, we believe we are in compliance with the NRC's Year 2000 regulations including being on schedule to meet the July 1, 1999, deadline for a written response confirming Year 2000 state of readiness.

     We have initiated formal communications with all of KCPL's large suppliers and customers to evaluate KCPL's vulnerability to those third parties' failure to remediate their own Year 2000 Issue.
However, there is no guarantee that third party systems on which KCPL's systems rely will be timely converted, or that a failure to convert, or a conversion that is incompatible with KCPL's systems, would not have a material adverse effect on KCPL. Contingency plans are being developed for critical suppliers to minimize the affect of third party failures.

     KCPL's electrical system is included in the Eastern Interconnection that connects utilities throughout the United States and Canada, east of the Rocky Mountains. The interconnection is essential to the reliability, stability and operational integrity of each connected electric utility. Failure of electric facilities due to the millennium change could affect the interconnection and, if severe, could result in electric service disruptions. KCPL could encounter difficulties supplying electric service if other utilities in the interconnected grid fail to achieve Year 2000 compliance. Recognizing this risk, we are preparing operating contingency plans to protect KCPL's customers and equipment. KCPL's existing emergency procedures for start up after system blackout and its load reduction and restoration procedures will be reviewed and updated. We are evaluating the possibility of forming one or more "islands" to protect a portion of KCPL's system from disruptions and if needed, to provide electricity to assist in the restoration of its system. Alternatives developed during contingency planning will be tested, where feasible, prior to their use. Additionally, we are working with other electric industry organizations, such as the Electric Power Research Institute, to share Year 2000 information. KCPL will also be participating in the operating contingency plans and drills developed by the Southwest Power Pool and the North American Electric Reliability Council.

PROJECTED CONSTRUCTION EXPENDITURES

     On November 3, 1998, KCPL's Board of Directors approved a plan to increase generation capacity to help ensure that KCPL will be able to meet future load demands of its customers. This plan could result in approximately $58 million of additional capital expenditures in 1999 with additional costs in later years, unless we enter into operating leases to obtain the capacity.

CAPITAL REQUIREMENTS AND LIQUIDITY

      As of November 9, 1998, the liquid resources of KCPL included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes; $150 million of registered but unissued, preferred securities and $281 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $210 million and KLT's bank credit agreement of $71 million.

      KCPL continues to generate positive cash flows from operating activities although individual components of working capital items will vary with normal business cycles and operations including the timing of receipts and payments. Cash from operating activities increased for the nine- and twelve-month periods primarily due to increased net income during the current periods, additional income taxes deferred and Kansas rate refund accrued but not refundable until 1999. Additionally, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

      The increase in accrued taxes from December 31, 1997, to September 30, 1998, mainly reflects the increase in taxable income during the first nine months of 1998, refunds of federal and state income taxes after the 1997 tax returns were filed and the timing of income tax and property tax payments.

      Coal inventory levels at the end of September 1998 are at approximately 100% of targeted levels compared to 75% of targeted levels at December 31, 1997.

      Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities decreased for the nine- and twelve-month periods, partially due to $53 million of proceeds from the July 31, 1998, sale of 100% of the common stock of KLT Power Inc. Additionally, KLT made several large investments during the first three months of 1997. Partially offsetting these activities, the nine- and twelve-months ended September 30, 1997, reflect $21.5 million of proceeds from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain.

      Cash used for financing activities for the nine- and twelve-months ended September 30, 1998, was primarily for repayment of long-term debt by KCPL and KLT and for dividend payments by KCPL. The proceeds from the sale of 100% of the common stock of KLT Power Inc. were primarily used by KLT for repayment of borrowings under its bank credit agreement. The majority of cash from financing activities for the nine- and twelve-months ended September 30, 1997, was used to repay short-term debt, pay merger expenses and finance additional purchases of investments and nonutility properties by KLT. Financings consisted of KCPL Financing 1, a wholly-owned subsidiary of KCPL, issuance of $150 million of preferred securities and borrowings by KLT on its bank credit agreement.

     KCPL's common dividend payout ratio was 86% for the twelve-months ended September 30, 1998, and 121% for the twelve-months ended September 30, 1997. The ratio for the twelve-months ended September 30, 1997, is higher due mainly to the reduction in earnings because of significant merger-related expenses.

      We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. Uncertainties affecting KCPL's ability to meet these requirements with internally-generated funds include the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed for the retirement of $346 million of maturing debt through the year 2002 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

     In Kansas City Power & Light Co. v. Western Resources, Inc., et al . (previously discussed in the Company's Form 10-K for the year ended December 31, 1997), the United States Court of Appeals for the Eight Circuit, on July 6, 1998, awarded approximately $500,000 in attorneys' fees and related expenses to Manson, an intervenor. The Company and Manson have both appealed the award. Manson has withdrawn his original appeal filed on September 23, 1997. The appeals regarding attorneys' fees are all that remain of this litigation.

     State of Missouri ex rel. Inter-City Beverage Co., Inc., et al. vs. The Public Service Commission of the State of Missouri, et al.; and Jewish Community Campus of Greater Kansas City, Inc. vs. Kansas State Corporation Commission et al . (previously discussed in the Company's Form 10-Q for the quarter ended March 31, 1998) were dismissed by the Missouri Court of Appeals, Western District (transfer to the Missouri Supreme Court was denied) and the Kansas Court of Appeals respectively. Complainants in these two cases have exhausted all judicial remedies.

Item 4.  Submission of Matters to A Vote of Security Holders.

      The Company held a Special Meeting of Shareholders on July 30, 1998, to vote on matters relating to the proposed merger of the Company, Western Resources, Inc., Kansas Gas and Electric Company, NKC, Inc. (to be renamed Westar Energy), and the merger of KCPL with and into Westar Energy. At that meeting, votes cast with respect to the approval and adoption of the Amended and Restated Agreement and Plan of Merger dated as of March 18, 1998, were as follows:

       FOR            AGAINST             ABSTAIN

   46,005,335        2,444,476            531,913

      With respect to the approval of granting discretionary power to adjourn or postpone the Special Meeting to solicit additional votes for Item 1, the votes case were as follows:

       FOR            AGAINST             ABSTAIN

   38,087,360        9,948,578            945,786

Item 5.  Other Information

     Shareholder Proposals. Shareholder proposals intended to be presented at the KCPL 1999 Annual Meeting of Shareholders must be received at the Corporate Secretary's Office at the Company's principal office, 1201 Walnut, Kansas City, Missouri 64106-2124, on or before December 11, 1998, for consideration for inclusion in the proxy statement and form of proxy relating to that meeting.

     If a shareholder intends to bring a matter before the 1999 Annual Meeting, other than by submitting a proposal for inclusion in the Company's proxy statement for that meeting, the shareholder must give timely notice according to the Company's By-laws. To be timely, a shareholder's notice must be received by the Corporate Secretary's Office at the Company's principal office, 1201 Walnut, Kansas City, Missouri 64106, not less than sixty (60) days nor more than ninety (90) days prior to the date of the Annual Meeting; provided, however, that in the event that less than seventy
(70) days' notice or prior public disclosure of the date of the meeting is given to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

      To be in proper written form, a shareholder's notice must set forth as to each matter the shareholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the shareholder's name and record address,
(iii) the class and number of shares of Company stock the shareholder owns beneficially or of record, (iv) a description of all arrangements or understandings between the shareholder and any other person or persons (including their names) in connection with the proposal of such business by the shareholder, and any material interest of the shareholder in such business, and (v) the shareholder's representation that they intend to appear in person or by proxy at the annual meeting to bring such business before the meeting.

     New President. The Board of Directors of the Company on November 3, 1998, elected Bernard J. Beaudoin as President and member of the Board effective January 1, 1999. Mr. Beaudoin, who joined the Company in 1980, is currently Executive Vice President and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 10(a) Credit Agreement dated as of August 11, 1998, among Kansas City Power & Light Company, Certain Lenders, The First National Bank of Chicago and NationsBank, N.A.

Exhibit 10(b) Railcar Lease dated as of September 8, 1998, with CCG Trust Corporation.

Exhibit 27      Financial Data Schedule (for the nine  months
                ended September   30, 1998).

Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission for the quarter ended September 30, 1998.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             KANSAS CITY POWER & LIGHT COMPANY


Dated:  November 9, 1998     By: /s/Drue Jennings
                                   (Drue Jennings)
                                   (Chief Executive Officer)


Dated:  November 9, 1998     By: /s/Neil Roadman
                                   (Neil Roadman)
                                   (Principal Accounting Officer)