Form 10-K405
period 1998-12-31
KANSAS CITY POWER & LIGHT CO
filed 1999-03-16
CIK 54476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1998

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 1-707

                KANSAS CITY POWER & LIGHT COMPANY
     (Exact name of registrant as specified in its charter)

           Missouri                                  44-0308720
(State or other jurisdiction of                  (I.R.S. Employer
incorporation  or organization)                 Identification No.)

                       1201 Walnut Street
                  Kansas City, Missouri  64106
            (Address of principal executive offices)

Registrant's telephone number, including area code:  816-556-2200

   Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
------------------------------                  -----------------------
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

On March 12, 1999, KCPL had 61,898,020 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of KCPL (based upon the closing price of the Company's common stock on the New York Stock Exchange on March 12, 1999) was approximately $1,553,853,220.

              Documents Incorporated by Reference
Portions  of  the  1999  Proxy  Statement  are  incorporated   by
reference in Part III of this report.

--------------------------------------------------------------------------

                      TABLE OF CONTENTS
                                                                       Page
                                                                      Number

Item  1.  Business                                                       1
               Proposed Merger With Western Resources, Inc.              1
               Regulation                                                1
                    Rates                                                1
                         Missouri                                        2
                         Kansas                                          2
                    Environmental                                        2
                         Air                                             2
                         Water                                           3
               Competition                                               4
               Fuel Supply                                               4
                    Coal                                                 4
                    Nuclear                                              4
                         High-Level Waste                                5
                         Low-Level Waste                                 5
               Employees                                                 5
               Subsidiaries                                              6
               Officers of the Registrant                                7

Item  2.  Properties                                                     8
               Generation Resources                                      8
               Transmission and Distribution Resources                   9
               General                                                   9

Item  3.  Legal Proceedings                                              9

Item  4.  Submission of Matters to a Vote of Security Holders           10

Item  5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters                                           10
               Market Information                                       10
               Holders                                                  10
               Dividends                                                11

Item  6.  Selected Financial Data                                       12

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13

Item  8.  Consolidated Financial Statements                             24

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           48

Item 10.  Directors and Executive Officers of the Registrant            48

Item 11.  Executive Compensation                                        48

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                48

Item 13.  Certain Relationships and Related Transactions                48

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                           49

             CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this Form 10-K which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:

-    the proposed Western Resources Inc. merger
- future economic conditions in the regional, national and international markets
- state, federal and foreign regulation and possible additional reductions in regulated electric rates
-    weather conditions
- financial market conditions, including, but not limited to changes in interest rates
-    inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
-    ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
-    nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- unforeseen events that would prevent correcting internal or external information systems for Year 2000 problems
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters

This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

                           PART I


ITEM 1.  BUSINESS

Kansas City Power & Light Company (KCPL) was incorporated in Missouri in 1922 and is headquartered in downtown Kansas City, Missouri. KCPL is a medium-sized public utility engaged in the generation, transmission, distribution and sale of electricity to over 451,000 customers at year-end in a 4,700 square mile area located in all or portions of 31 counties in western Missouri and eastern Kansas. About two-thirds of KCPL's retail sales are to Missouri customers and the remainder to Kansas customers. Customers include approximately 396,000 residences, 52,000 commercial firms, and 3,000 industrials, municipalities and other electric utilities. Retail revenues in Missouri and Kansas accounted for approximately 91% of KCPL's total utility revenues in 1998. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. Low fuel costs and superior plant performance enable KCPL to serve its customers well while maintaining a leadership position in the bulk power market.

KLT Inc., a wholly-owned, nonutility subsidiary of KCPL formed in 1992, pursues nonregulated business ventures. Existing ventures include investments in energy services, oil and gas development and production, telecommunications and affordable housing limited partnerships. Home Service Solutions Inc. (HSS), a wholly-owned, nonutility subsidiary of KCPL formed in 1998, holds interests in companies providing products and services solutions to residential customers. (See "Subsidiaries" on page 6 of this report.) Approximately 3.7% of KCPL's consolidated net income came from the subsidiaries in 1998.

Proposed Merger With Western Resources, Inc.

On March 18, 1998, KCPL and Western Resources, Inc. (Western Resources) entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company. (See Note 12 to Consolidated Financial Statements, "Amended and Restated Plan of Merger with Western Resources", on page 44.)

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

    Rates

The MPSC and KCC regulate KCPL's retail electric rates for sales within the respective states of Missouri and Kansas. FERC approves KCPL's rates for wholesale bulk electricity sales. Firm electric sales are made by contractual arrangements between the entity being served and KCPL.

       Missouri

Pursuant to a stipulation and agreement with the MPSC, KCPL reduced Missouri retail rates by about 2.7% effective January 1, 1994, 2% effective July 9, 1996, and by about 2.5% effective January 1, 1997. On January 26, 1999, KCPL, Staff of the MPSC and the Office of Public Counsel filed a Stipulation and Agreement with the MPSC providing for a proposed rate reduction of 3.2% beginning March 1, 1999. This Stipulation and Agreement is subject to MPSC approval.

       Kansas

Pursuant to a rate settlement and agreement with the KCC, KCPL implemented a 4.7% reduction in Kansas retail rates which was
effective January 1, 1998, and implemented March 1, 1999.   The
amount accrued between January 1, 1998, and the implementation date was refunded.

    Environmental

KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner as well as prior owners since the time of contamination.

We continually conduct environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet new and future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities. We cannot presently estimate any additional costs of meeting such new regulations or standards which might be established in the future or the possible effect which any new regulations or standards could have on KCPL's operations. However, we currently estimate that expenditures necessary to comply with environmental regulations will not be material with the possible exceptions set forth below.

       Air

       Air Particulate Matter

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

       Nitrogen Oxide

In 1997 the EPA also issued new proposed regulations on reducing nitrogen oxide (NOx) emissions. The EPA announced in 1998 final regulations implementing reductions in NOx emissions. These regulations require 22 states, including Missouri, to submit plans for controlling NOx emissions by September 1999. The regulations require a significant reduction in NOx emissions from 1990 levels at KCPL's Missouri coal-fired plants by the year 2003. To achieve these reductions, KCPL would need to incur significantly higher capital costs or purchase power or NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $90 to $150 million over the period from 1999 to 2002. Operations and maintenance expenses could also increase by more than $10 million per year, beginning in 2003. We continue to refine these preliminary estimates and explore alternatives to comply with these new regulations to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different than the amounts estimated above.

KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program. This matter is in the early stage of litigation and the outcome cannot be predicted at this time.

       Carbon Dioxide

At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. President Clinton stated that this change in the treaty would not be submitted to the U.S. Senate at this time where ratification is uncertain. If future reductions of electric utility CO2 emissions are eventually required, the financial impact upon KCPL could be substantial.

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

Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock, from sources off-site. The Missouri Department of Natural Resources (MDNR) was notified of the possible release of petroleum products and the presence of volatile organic compounds
(VOCs) moving under the site. Monitoring and removal of free petroleum products continues at the site. KCPL was advised that MDNR located a source of the VOCs upgradient and unrelated to KCPL. MDNR is working with that site owner to reduce the flow of VOCs under Northeast Station.

Competition

A number of states already have authorized retail electric competition. Other states, including Kansas and Missouri, are studying the issue. In Kansas, a taskforce established by the Legislature concluded its two-year effort by proposing a comprehensive retail competition bill in the 1998 legislative session. That bill was not passed. Comprehensive retail competition legislation again has been proposed in the 1999 legislative session. That legislation is not expected to pass this year. In Missouri, a legislative interim committee has spent two years studying retail electric competition. It is expected that the committee will continue its efforts in 1999. In addition, a task force established by the Missouri Public Service Commission prepared a report in 1998 addressing implementation issues relating to retail competition. Comprehensive retail competition legislation is not expected to pass the Missouri General Assembly this year. (See Item 7 "Regulation and Competition" on page 13 of this report.)

Fuel Supply

KCPL's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy about 95% of the 1999 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 1998 and estimated 1999 fuel mix, based on total Btu generation, are as follows:

                                            Estimated
                                1998          1999
                                ----        ---------
                Coal             69%           70%
                Nuclear          29%           25%
                Other             2%            5%

    Coal

KCPL's average cost per million Btu of coal burned, excluding fuel handling costs, was $0.81 in 1998, $0.85 in 1997, and $0.85 in 1996.

During 1999, approximately 10.4 million tons of coal (6.8 million tons, KCPL's share) are projected to be burned at KCPL's generating units, including jointly-owned units. This amount has been reduced for 1999 due to the unavailability of Hawthorn 5. (See Generation Resources, footnote (d), on page 8 of this report.) KCPL has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 1999 through 2003, will satisfy approximately 90% of the projected coal requirements for 1999, 50% for 2000, and 20% thereafter.

    Nuclear

KCPL also owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). WCNOC has on hand or under contract 100% of the uranium needs for 1999 and 59% of the uranium required to operate Wolf Creek through September 2003. The balance is expected to be obtained through contract and spot market purchases.

Contracts are in place for the conversion of uranium to uranium hexaflouride sufficient for operation of Wolf Creek through 2001. WCNOC has obtained or has under contract 100% of Wolf Creek's uranium enrichment requirements for 1999 and 88% of the enrichment services required for operation of Wolf Creek through March 2005. The balance is expected to be obtained through a combination of contract and spot market purchases.

       High-Level Waste

We amortize nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. For this future disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

       Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provide most of the pre-construction financing for this project. As of December 31, 1998, KCPL's net investment for this project was $7.3 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the
facility.   On December 18, 1998, the application for a license
to construct this project was denied. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. The contested case hearing must be granted. There is a reasonable possibility that the contested case hearing will be stayed for a significant period of time. If such a stay occurs, a greater possibility of reversing the license denial will exist when the contested case hearing ultimately is conducted.

Employees

At December 31, 1998, KCPL and its wholly-owned subsidiaries had 2,233 employees (including temporary and part-time employees), 1,389 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCPL has labor agreements with Local 1613, representing clerical employees (which expires March 31, 1999), with Local 1464, representing outdoor workers (which expires

January 8, 2000), and with Local 412, representing power plant workers (which expires February 28, 2001). KCPL is also a 47% owner of WCNOC, which employs 999 persons to operate Wolf Creek.

Subsidiaries

KLT Inc. has five active wholly-owned direct subsidiaries:

    - KLT Investments Inc., a passive investor in affordable housing investments that generate tax credits.

    - KLT Investments II Inc., a passive investor in economic and community-development and energy-related projects.

    - KLT Energy Services Inc., a participant in energy management and lighting services businesses. Custom Energy, L.L.C., a majority-owned subsidiary, provides energy management and lighting services to commercial, industrial and governmental customers. KLT Energy Services Inc. also has a 50%-owned subsidiary, Custom Lighting Services, L.L.C., which provides streetlight design, construction and maintenance services to municipalities. KLT Energy Services Inc. is an investor in Nationwide Electric, Inc., which is a consolidator of industrial and commercial electrical contractors.

    - KLT Gas Inc., a participant in oil and gas exploration, development and production. KLT Gas Inc. has one wholly-owned subsidiary, FAR Gas Acquisitions Corporation, which holds limited partnerships in coal seam methane gas wells that generate tax credits. KLT Gas Inc. also has a 95% ownership in Apache Canyon Gas L.L.C., which has production from over 150 coal seam methane wells and continues development of mineral rights in the vicinity of Weston, Colorado.

    - KLT Telecom Inc., an investor in communications and information technology opportunities. KLT Telecom Inc. has one majority-owned subsidiary, Telemetry Solutions, a provider of spread spectrum storage tank monitoring services. KLT Telecom Inc. is also an investor in Digital Teleport, Inc., a St. Louis, Missouri, facility-based provider of long-haul and local telecommunication services.

KCPL's equity investment in KLT Inc. at December 31, 1998, was $119 million.

Home Service Solutions Inc. made investments in two companies:

    - Worry Free Service, Inc., a participant in electrical and energy-related services to residential users (owned 100% by HSS).

    - R. S. Andrews Enterprise, Inc., a consumer services company in Atlanta, Georgia (HSS holds 43% ownership interest).

KCPL's current equity investment in HSS is approximately $24 million.

Officers of the Registrant

                                                                    Year
                                                                    Named
        Name         Age        Positions Currently Held           Officer
-------------------  ---  -------------------------------------    -------

Drue Jennings         52  Chairman of the Board                      1980
                          and Chief Executive Officer

Bernard J. Beaudoin   58  President                                  1984

Marcus Jackson        47  Executive Vice President - Chief           1989
                          Financial Officer

John J. DeStefano     49  Senior Vice President - Business           1989
                          Development

Jeanie Sell Latz      47  Senior Vice President - Corporate          1991
                          Services, Corporate Secretary
                          and Chief Legal Officer

Frank L. Branca       51  Vice President - Production                1989

Charles R. Cole       52  Vice President - Customer Services         1990

Douglas M. Morgan     56  Vice President - Information Technology    1994

Richard A. Spring     44  Vice President - Transmission and          1994
                          Environmental Services

Bailus M. Tate        52  Vice President - Human Resources           1994

Andrea F. Bielsker    40  Treasurer                                  1996

Neil  A. Roadman      53  Controller                                 1980

All of the foregoing persons have been officers or employees in a responsible position with KCPL for the past five years. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.

ITEM 2.  PROPERTIES

Generation Resources

KCPL's generating facilities consist of the following:
                                                     Estimated
                                                        1999
                                        Year        Megawatt (mw)
              Unit                   Completed        Capacity        Fuel
              ----                   ---------      -------------     ----
Existing Units
 Base Load...Wolf Creek(a)              1985            547(b)       Nuclear
             Iatan                      1980            469(b)       Coal
             LaCygne 2                  1977            337(b)       Coal
             LaCygne 1                  1973            344(b)       Coal
             Hawthorn 6(c)              1997            141          Gas/Oil
             Hawthorn 5(d)              1969              0          Coal/Gas
             Montrose 3                 1964            176          Coal
             Montrose 2                 1960            164          Coal
             Montrose 1                 1958            170          Coal
 Peak Load...Northeast 13 and 14(c)*    1976            114          Oil
             Northeast 17 and 18(c)     1977            117          Oil
             Northeast 15 and 16(c)     1975            116          Oil
             Northeast 11 and 12(c)     1972            111          Oil
             Grand Avenue (2 units)     1929 & 1948      73          Gas
                                                      -----
                Total                                 2,879
____________

  (a) This unit is one of KCPL's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.

  (b)  KCPL's share of jointly-owned unit.

  (c)  Combustion turbines.

  (d) On February 17, 1999, an explosion occurred at the Hawthorn Generating Station. Alternatives for the replacement of the power generated at the Station are being evaluated. For 1999, estimates of net increased expenses from the loss of generation are between $6.5 million and $11.5 million. See Note 14 to Consolidated Financial Statements, Subsequent Events, second paragraph, page 46, and Item 7, fourth paragraph, on page 23.

KCPL owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). KCPL also owns 50% of the 688-mw LaCygne 1 Unit and 674-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,164 mw Wolf Creek in Coffey County, Kansas.

Transmission and Distribution Resources

KCPL's electric transmission system is interconnected with systems of other utilities to permit bulk power transactions with other electricity suppliers. KCPL owns approximately 1,700 miles of transmission lines, approximately 8,900 miles of overhead distribution lines, and approximately 3,200 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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

On July 18, 1997, the District Court issued an Order dismissing Manson's counterclaims. Manson then filed a motion to amend the Order requesting the Court award his attorneys' fees in this matter. The Court, in an Order dated July 6, 1998, awarded approximately $500,000 in attorneys' fees to Manson. Both Manson and KCPL appealed the award to the United States Court of Appeals for the Eighth Circuit. Manson is seeking an award of over $6 million in attorneys' fees in the appeal which is still pending. On March 8, 1999, the Court heard this appeal. The Company believes it should prevail on Manson's claim for additional fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                          PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

  (1)   Principal Market:

        Common Stock of KCPL is listed on the New York Stock
        Exchange and the Chicago Stock Exchange.

  (2)   Stock Price Information:

                           Common Stock Price Range ($)
                    -----------------------------------------
                            1997                   1998
                    ------------------     ------------------
         Quarter      High       Low        High        Low
         -------    --------   -------     --------   -------
         First      29-3/4     28          31-5/8     28-5/16
         Second     29-1/8     27-3/8      31-1/2     28-1/16
         Third      29-13/16   28-7/16     30-3/4     28
         Fourth     29-15/16   27-3/8      31-13/16   28-3/8

Holders

At December 31, 1998, KCPL's Common Stock was held by 22,070 shareholders of record.

Dividends

Common Stock dividends were declared as follows:

        Quarter           1997             1998           1999
        -------          ------          --------        ------
        First            $0.405          $0.405          $0.415
        Second            0.405           0.405
        Third             0.405           0.415
        Fourth            0.405           0.415

KCPL's Restated Articles of Consolidation contain certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                                 Year Ended December 31
                       1998(a)  1997(a)(b)1996(a)   1995      1994(c)
                       (dollars in millions except per share amounts)

Operating revenues     $  939   $  896    $  904    $  886    $  868
Net income             $  121   $   77    $  108    $  123    $  105
Earnings per common
  share                $ 1.89   $ 1.18    $ 1.69    $ 1.92    $ 1.64
Total assets at
  year end             $3,012   $3,058    $2,915    $2,883    $2,770
Total mandatorily redeemable
  preferred securities $  150   $  150    $   --    $   --    $   --
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)          $  913   $1,008    $  971    $  911    $  833
Cash dividends per
  common share         $ 1.64   $ 1.62    $ 1.59    $ 1.54    $ 1.50
Ratio of earnings to
  fixed charges          2.87     2.03      3.06      3.94      4.07

(a) KCPL incurred merger-related costs of $15 million in 1998, $7 million in 1997 and $31 million in 1996.
(b) KCPL paid $53 million to UtiliCorp United (UtiliCorp) in 1997 for terminating the merger with UtiliCorp and agreeing to a merger with Western Resources Inc. (Western Resources).
(c) KCPL incurred a $22.5 million expense in 1994 for a voluntary early retirement program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATUS OF MERGER

See Note 12 to the Consolidated Financial Statements for the current status of the proposed Western Resources Inc. (Western Resources) merger. In December 1996 the Federal Energy Regulatory Commission
(FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As a result, FERC may consider a number of remedies including transmission upgrades, divestitures of generating assets or formation of independent system operators.

REGULATION AND COMPETITION

As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are continuing to improve the efficiency of KCPL's electric utility operations, lowering prices and offering new services. In particular, KCPL's value-added services for large energy users now include contracts for natural gas commodities.

Competition in the electric utility industry accelerated with the passage of the National Energy Policy Act of 1992. This Act gave FERC the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. We made the necessary filings to comply with that order.

FERC's April 1996 order encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling including Kansas and Missouri. While retail wheeling legislation is likely to be introduced in Kansas and Missouri in 1999, we do not anticipate any comprehensive legislation passing in 1999.

In Kansas, a retail wheeling task force, formed by the legislature, proposed a restructuring bill that would implement retail competition on July 1, 2001. Two of the key points were: 1) the Kansas Corporation Commission (KCC) would determine the amount of under-utilized assets (stranded costs) each utility would be allowed to recover and 2) a unit charge per kwh would be assessed to all customers for recovery of competitive transition costs (such costs include stranded costs, other regulatory assets, nuclear decommissioning, etc.).

In Missouri, a retail wheeling task force formed by the Missouri Public Service Commission (MPSC) issued its report in May 1998. The report identified issues and various options for the legislature to address. Also, a legislative committee has been formed to study the issue.

Retail access could result in market-based rates below current cost-based rates providing growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in stranded costs and place an unfair burden on the remaining customer base or shareholders. Testimony filed in the merger case in Kansas indicates stranded costs of approximately $1 billion for KCPL. An independent study prepared at the request of the KCC concluded there are no stranded costs. We cannot predict whether any stranded costs would be recoverable in future rates. If an adequate and fair provision for recovery of lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lower profit margins, market-based rates could require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 21% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies in the region. In addition, we have entered into or are negotiating long-term contracts for a large portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory, it exists in the bulk power market and between alternative fuel suppliers and KCPL. We also are currently encountering third-party energy management companies seeking to initiate relationships with large users in KCPL's service territory in an attempt to enhance their chances to directly supply electricity if retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $135 million of regulatory assets at December 31, 1998, as long as FASB 71 requirements are met.

Competition could eventually have a materially adverse affect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital costs and requirements could increase significantly.

NONREGULATED OPPORTUNITIES

KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. In 1998, KLT sold the common stock of KLT Power Inc., a wholly-owned subsidiary of KLT, resulting in an after-tax gain of approximately $2.4 million. Remaining ventures include investments in energy services, oil and gas development and production, telecommunications and affordable housing limited partnerships.

KCPL's equity investment in KLT was $119 million as of December 31, 1998 and 1997. KLT's net income for 1998 totaled $4.6 million compared to $6.0 million in 1997. KLT's consolidated assets at December 31, 1998, totaled $311 million.

In 1998, Home Service Solutions Inc. (HSS), a new wholly-owned subsidiary of KCPL, invested in R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. RSAE expects to make future acquisitions in other key U.S. markets. Also in 1998, HSS formed Worry Free Service, Inc. and acquired the Worry Free nonregulated assets from KCPL. Worry Free Service, Inc. provides residential services including preventative maintenance and warranty services for heating and air conditioning equipment. KCPL's equity investment in Home Service Solutions Inc. was $21 million as of December 31, 1998.

EARNINGS OVERVIEW

Earnings per share (EPS) for 1998 of $1.89 increased $0.71 from 1997. Continued load growth and warmer than normal summer weather in 1998 compared to cooler than normal summer weather in 1997 contributed to the increase in EPS in 1998. An additional increase in EPS resulted from decreased merger expenses from $60 million ($0.59 per share) in 1997 to $15 million ($0.20 per share) in 1998. Kansas rate reduction accruals decreased EPS $0.14. Additionally, increases in depreciation expense decreased EPS for the year.

EPS for 1997 of $1.18 decreased $0.51 from 1996. EPS decreased because merger expenses increased from $31 million ($0.31 per share) in 1996 to $60 million ($0.59 per share) in 1997. The net effect of the rate reductions approved by the MPSC lowered EPS for 1997 by an estimated $0.17. Additionally, increases in depreciation expense decreased EPS for 1997. Partially offsetting these decreases were continued load growth, lower deferred Wolf Creek amortization and increased subsidiary income.

MEGAWATT-HOUR (MWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:
                                    Increase (Decrease) from Prior Year
                                          1998              1997
                                     Mwh   Revenues    Mwh  Revenues
                                      (revenue change in millions)
Retail:
 Residential                         8 %     $19       5 %    $ 9
 Commercial                          5 %      13       4 %     (1)
 Industrial                          4 %       3      (4)%     (3)
 Other                               8 %      (4)      1 %     (3)
  Total retail                       6 %      31       3 %      2
Sales for resale:
 Bulk power sales                    8 %      11     (22)%    (12)
 Other                               4 %       -      19 %      1
  Total                                       42               (9)
Other revenues                                 1                1
  Total electric operating revenues          $43              $(8)

The KCC approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, we accrued, for refund to customers, $14.2 million during 1998. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million we accrued plus the amount that we accrue for January and February 1999. The accrual for the rate refund is recorded in Other in Current Liabilities on the Consolidated Balance Sheet.

During 1996 the MPSC approved a stipulation and agreement authorizing a $20 million revenue reduction in two phases and increasing depreciation and amortization expense by $9 million per year. In July 1996 we implemented phase one and reduced revenues from commercial and industrial customers by an estimated $9 million per year. The second phase of this stipulation, implemented January 1, 1997, further reduced Missouri residential, commercial and industrial revenues by an estimated $11 million per year.

On January 26, 1999, a stipulation and agreement among KCPL, the MPSC staff and public counsel was filed with the MPSC subject to approval by the MPSC. The essential components of the stipulation are as follows:

- Commencing with electric service provided on or after March 1, 1999, KCPL will reduce its annual Missouri electric revenues by 3.2 percent, or about $15 million.
- The parties will not file a request for an increase or decrease in KCPL's rates, or a refund of those rates, before the earlier of September 1, 2001, or the closing of the KCPL/Western Resources merger; such rates would not be effective before the earlier of March 1, 2002, or one year following closing of the merger.
- In the merger case, staff and public counsel reserve the right to recommend a rate reduction, upon closing of the merger, as a condition of Commission approval of an alternative regulatory plan. They also reserve the right to recommend rate reductions that would be effective no sooner than one year following closing of the merger.

Warmer than normal summer weather and continued load growth increased retail mwh sales in 1998 compared with 1997. Load growth consists of higher usage per customer as well as new customer additions. As a result of the warmer weather KCPL set a new summer peak demand for the consumption of energy of 3,175 megawatts. Less than 1% of revenues include an automatic fuel adjustment provision.

Other retail revenues in 1998 decreased from 1997 while Other retail mwh sales increased reflecting the sale of the public streetlight system to the City of Kansas City, Missouri in August 1997. KCPL reduced the rate per mwh paid by the City as a result of the sale agreement. The new rate is for electricity only while the old rate was for electricity and equipment charges. The City entered into a separate maintenance agreement with KCPL when it purchased the streetlight system.

Retail mwh sales for 1997 increased 3% over 1996 while retail revenues remained relatively flat due largely to the Missouri revenue reductions discussed above. Industrial sales and revenues declined primarily due to reduced sales to a major industrial customer as a result of a strike by its employees. Summer temperatures in 1997 and 1996 were below normal. Despite this mild weather, retail mwh sales increased due to load growth.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The price per mwh and quantity of bulk power sales increased in 1998 compared to 1997 increasing bulk power revenues. Partially offsetting this increase are decreased bulk power revenues due to an outage at the Hawthorn 5 generating unit in 1998. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 contributed to lower bulk power mwh sales in 1997.

Future mwh sales and revenues per mwh may be affected by national and local economies, weather and customer conservation efforts.
Competition, including alternative sources of energy such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

Combined fuel and purchased power expenses for 1998 increased 7% from 1997 while total mwh sales (total of retail and sales for resale) increased by 6%. The price per unit of purchased power increased in 1998 compared to 1997 due to decreased purchased power availability and the widespread use of market-based rates in the competitive wholesale market. Even with the increase in the price per unit of purchased power, KCPL's price per unit of total generation and purchased power in 1998 remained consistent with 1997. Purchased power expenses include capacity purchases that provide a cost-effective alternative to constructing new capacity. Purchased power expenses also increased in 1998 due to replacement power expenses incurred during the Hawthorn 5 and LaCygne 1 generating units outages.

Combined fuel and purchased power expenses for 1997 remained consistent with 1996 levels while total mwh sales decreased by 3%. Purchased power expenses increased by about $7 million in 1997 over 1996 as KCPL incurred additional replacement power expenses during outages at the LaCygne generating units in 1997. The cost per kwh for purchased power was significantly higher than the cost per kwh of generation.

Nuclear fuel costs per MMBTU remained substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU decreased 6% during 1998 and increased 1% during 1997. Nuclear fuel costs per MMBTU averaged about 60% of the MMBTU price of coal for the last three years. We expect the price of nuclear fuel to remain fairly constant through the year 2001. During 1998 fossil plants represented about 70% of total generation and the nuclear plant about 30%. During 1997 fossil plants represented about 74% of total generation and the nuclear plant about 26%.

The cost of coal burned declined 5% in 1998 compared to 1997 and declined slightly in 1997 compared to 1996. KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect coal costs to remain fairly consistent with 1998 levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses for 1998 declined slightly from 1997 due to lower non-fuel production operations and lower administrative and general expenses, partially offset by increased advertising expenses. Combined other operation and maintenance expenses for 1997 increased from 1996 due largely to increases in system dispatch, customer accounts expenses and Wolf Creek non-fuel outage-related operations.

We continue to emphasize new technologies, improved work methodologies and cost control. We continuously improve our work processes to provide increased efficiencies and improved operations. Through the use of cellular technology more than 90% of KCPL's customer meters are read automatically.

DEPRECIATION AND AMORTIZATION

The increase in depreciation expense in 1998 compared to 1997 reflected the implementation of the KCC settlement agreement as well as normal increases in depreciation from capital additions. The KCC settlement agreement, effective January 1, 1998, authorized a $2.8 million annual increase in depreciation expense.

The increase in depreciation expense in 1997 compared to 1996 reflected the implementation of the 1996 MPSC stipulation and agreement as well as normal increases in depreciation from capital additions. The stipulation and agreement, effective July 1, 1996, authorized a $9 million annual increase in depreciation expense at about the same time the Missouri portion of Deferred Wolf Creek costs became fully amortized in December 1996. This amortization totaled about $9 million per year.

TAXES

Operating income taxes decreased $9 million in 1996 compared to 1995. The decrease was primarily due to adjustments reflecting the filing of the 1995 tax returns and the settlement with the Internal Revenue Service (IRS) regarding tax issues included in the 1985 through 1990 tax returns. Operating income taxes increased by $3 million in 1997 from this lower than normal 1996 level. Operating income taxes increased $8 million in 1998 compared to 1997 reflecting higher taxable operating income.

Components of general taxes:
                                         1998      1997        1996
                                                 (thousands)
  Property                             $ 41,398   $ 43,529   $ 45,519
  Gross receipts                         42,140     40,848     42,554
  Other                                  10,048      8,920      9,175
       Total                           $ 93,586   $ 93,297   $ 97,248

Property taxes decreased in 1998 compared to 1997 reflecting changes in Kansas tax law which reduced the mill levy rates and lower Missouri and Kansas property tax assessed valuations in 1998. Property taxes decreased in 1997 compared to 1996 reflecting changes in Kansas tax law which reduced the mill levy rates. Gross receipts taxes increased in 1998 compared to 1997 reflecting higher billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

Miscellaneous income and (deductions) - net includes the following significant items:

                           1998      1997      1996
                                  (millions)
Merger-related expenses  $ (15)    $ (60)    $ (31)
KLT *                      (22)      (16)      (10)
Other                       (5)       (3)       (9)
     Total Miscellaneous
     income and
     (deductions) - net  $ (42)    $ (79)    $ (50)
* KLT's net income or (loss) after considering income taxes and interest charges was about $5 million in 1998, $6 million in 1997 and ($1) million in 1996.

Merger-related expenses in 1998 included costs associated with the new and abandoned Western Resources merger structures. Merger-related expenses were higher in 1997 due primarily to the $53 million payment to UtiliCorp United Inc. (UtiliCorp) in February 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 merger agreement with Western Resources triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. Merger-related expenses in 1997 also included $7 million of costs associated with the abandoned Western Resources merger structure.

KLT's 1998 operations were affected by the following significant factors:

- The gain on the sale of the common stock of KLT Power Inc. of $4 million.
- A $9 million loss on a KLT equity investment in Digital Teleport, Inc. (DTI) due to developmental costs incurred by DTI in 1998.
- KLT's $6 million write down of its investment in a power station in China. After this writeoff, KLT has no other recorded assets in foreign countries.

Miscellaneous (deductions) from KLT increased $6 million in 1997 compared to 1996 primarily due to increased costs due to increased oil and gas development and production.

Other Income and (Deductions) - Income taxes reflect the tax impact on total miscellaneous income and (deductions) - net. Additionally, we accrued tax credits of $25 million in 1998 and $23 million in 1997 related to KLT's investments in affordable housing limited partnerships and oil and gas investments. In 1996 we accrued tax credits of $12 million related primarily to KLT's investments in affordable housing limited partnerships. Tax credits in 1997 increased reflecting an $8 million increase in tax credits related to oil and gas investments. This increase in tax credits and reduced net income resulted in a significant impact on the effective income tax rate in 1997. Accrued taxes on the balance sheet at December 31, 1997, were lower than normal because $9 million of these tax credits did not reduce estimated tax payments since these amounts could only be refunded by the IRS after the 1997 tax return was filed in 1998. Non-taxable increases in the cash surrender value of corporate-owned life insurance contracts also affected the relationship between miscellaneous income and (deductions) - net and income taxes.

INTEREST CHARGES

Long-term debt interest expense decreased in 1998 compared to 1997 reflecting lower average levels of long-term debt outstanding. The lower average levels of debt reflected $61 million in scheduled debt repayments made by KCPL in 1998.

Long-term debt interest expense increased in 1997 compared to 1996 reflecting higher average levels of long-term debt outstanding. The higher average levels of debt resulted mainly from financing by KLT to support expanding subsidiary operations and funding of other corporate capital requirements.

The average interest rate on long-term debt, including current maturities, was about 6% during the last three years.

We use interest rate swap and cap agreements to limit the volatility in interest expense on a portion of KLT's variable-rate, bank credit agreement and KCPL's variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant. We do not use derivative financial instruments for speculative purposes.

Mandatorily redeemable Preferred Securities interest expense reflects interest charges incurred on the $150 million of 8.3% preferred securities issued in April 1997.

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units representing about 16% of its accredited generating capacity. The plant's operating performance has remained strong, contributing about 26% of the annual mwh generation while operating at an average capacity of 88% over the last three years. Wolf Creek has the lowest fuel cost per MMBTU of any of KCPL's generating units. During 1998 Wolf Creek generated more mwhs than in any previous year.

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's tenth refueling and maintenance outage is scheduled for the spring of 1999 and is estimated to be a 40-day outage.

Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems. Wolf Creek's eighth refueling and maintenance outage, budgeted for 45 days, began in early February 1996 and was completed in April 1996 (64 days). The eighth outage started one month early when the plant was shut down after water flow from the cooling lake was restricted by ice buildup on an intake screen.
Actual costs of the 1997 and 1996 outages were $6 million and $2 million in excess of the costs estimated and accrued for the outages.

Wolf Creek's assets represent about 41% of utility total assets and its operating expenses represent about 19% of utility operating expenses. No major equipment replacements are currently projected. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, an unscheduled plant shut-down could be caused by actions of the Nuclear Regulatory Commission reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

Ownership and operation of a nuclear generating unit exposes KCPL to risks regarding decommissioning costs at the end of the unit's life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 4 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner as well as prior owners since the time of contamination.

We continually conduct environmental audits designed to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet new and future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities (see Note 4 to the Consolidated Financial Statements).

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue has resulted from the use of computer systems and applications that use two digits instead of four to define the year. Computer programs with date-sensitive software could recognize the date of "00" as the Year 1900 rather than the Year 2000. Unless corrected some computer systems and applications could incorrectly process information resulting in miscalculations or system disruptions.

We have assessed the potential of the Year 2000 Issue on KCPL's Information Technology (IT) and non-IT processes and operations. Beginning in 1997, we established a Year 2000 team responsible for evaluating, identifying and correcting problems in all critical computer software, hardware and embedded systems. We utilized both internal and external resources in this process. Because we have invested approximately $56 million in new Year 2000 ready technologies over the past several years, we identified fewer issues than some companies.

The assessment of all of KCPL's major systems impacted by the Year 2000 Issue has been completed and remediation efforts are well underway. We are substantially complete with readiness efforts for KCPL's major processes with the exception of the new customer information system. We expect the implementation of the new customer information system and testing to be completed by mid-1999; however, as a contingency measure, the current customer billing system is being modified to be Year 2000 ready in case installation of the new system is delayed.

On an ongoing basis, we are sharing information with other electric industry organizations such as the Electric Power Research Institute in order to adequately anticipate and plan for potential problems. We will participate in two scheduled industry-wide drills in April and September 1999. The monitoring phase of KCPL's Year 2000 project will continue through at least the first quarter of 2000. We believe the total costs of the assessment, remediation, testing and monitoring efforts will be approximately $7 million. These costs will be expensed as incurred.

Regarding the Wolf Creek Nuclear Generating Station, we believe we are in compliance with the Nuclear Regulatory Commission's Year 2000 regulations and will file the required status response with the Commission before July 1, 1999. The Commission performed an on-site audit of Wolf Creek's Year 2000 project plans in November 1998, and no areas of concern were identified. Control systems at Wolf Creek utilize analog components that are not date-sensitive which mitigates Year 2000 concerns relative to critical operations of the plant. All assessments of affected systems are expected to be completed by the end of the second quarter in 1999 with remediation being completed by the end of the third quarter. The Commission guidelines are being followed in the development of contingency plans.

We initiated communications with all large suppliers and customers to evaluate KCPL's vulnerability to failure of others to remediate their Year 2000 Issues. While no major issues have been discovered, we cannot be certain their systems will not impact KCPL's operations. Thus, we have developed a number of contingency plans to mitigate potential problems with third party failures.

The most reasonable likely worse case scenario would be the loss or partial interruption of KCPL's electrical system which is connected to other utilities throughout the United States and Canada, east of the Rocky Mountains. This interconnection is essential to the reliability, stability and operational integrity of each connected electric utility. KCPL could encounter difficulties supplying electric service if other interconnected utilities fail to achieve Year 2000 compliance and create an unstable condition on the grid.

We are addressing this and other potential Year 2000 risks by implementing a number of action plans including:
     - Preparing for the possibility of isolating a portion of KCPL electric systems from disruption.
     - Participating in operating contingency plans and drills developed by the Southwest Power Pool and the North American Electric Reliability Council.
     - Implementing and testing radio communication for personnel manning critical operation points.
     - Testing and ensuring functional emergency radio systems are operational for generating stations.
     - Working with local authorities to establish a means of communicating if telephones are not available.
     - Ensuring readiness to execute the generation and systems black start procedures.

PROJECTED CONSTRUCTION EXPENDITURES

Total utility capital expenditures, excluding allowance for funds used
during construction, were $120 million in 1998.   The utility
construction expenditures are projected for the next five years as follows:

                                   Construction Expenditures
                           1999   2000    2001   2002    2003  Total
                                           (millions)

Generating facilities      $ 74   $ 49    $ 49   $ 39    $ 27   $238
Nuclear fuel                  4     19      13     12      25     73
Transmission facilities       4      6       7     10      17     44
Distribution and
  general facilities         70     53      51     48      45    267
     Total                 $152   $127    $120   $109    $114   $622

This construction expenditure plan is subject to continual review and change. Operating leases may be used to replace some of the above expenditures.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at December 31, 1998, included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes; $150 million of registered but unissued, preferred securities and $281 million of unused bank lines of credit. The unused lines include KCPL's short-term bank lines of credit of $210 million and KLT's bank credit agreement of $71 million.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations such as the income tax refunds applicable to 1997 received during 1998. Cash from operating activities also increased in 1998 compared to 1997 due to increases in net income and non-cash expenses. The majority of the increases in non-cash expenses were due to the Kansas rate refunds accrued but not refundable until March 1999; losses from KLT's equity investment in Digital Teleport, Inc., a company developing a midwest regional fiber optic network; and the refueling outage accrual. The timing of Wolf Creek outages also affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Fuel inventories increased from December 31, 1997, to December 31, 1998, because coal inventory levels were only at 75% of targeted levels at December 31, 1997, compared to 106% of targeted levels at December 31, 1998. Construction work in progress increased $17 million from December 31, 1997, to December 31, 1998, because of continued construction on production projects and system software upgrades. Current maturities of long-term debt increased because KLT's bank credit agreement expires in October 1999.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities decreased in 1998 compared to 1997 partly due to KLT receiving $53 million of proceeds from the sale of the common stock of KLT Power Inc. Additionally, KLT made several large investments during 1997. Partially offsetting these activities, KCPL received $21.5 million of proceeds in 1997 from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain.

Cash used for financing activities increased in 1998, compared to 1997, due primarily to $103 million of debt repayments. KLT used most of the proceeds from the sale of KLT Power Inc. to make payments on its bank credit agreement. KCPL made $61 million in scheduled repayments of long-term debt in 1998. Cash from financing activities increased in 1997 due to proceeds from the issuance of $150 million of preferred securities and borrowings by KLT on its bank credit agreement. The majority of cash from financing activities in 1997 was used to pay merger expenses and finance additional purchases of investments and nonutility properties by KLT.

KCPL's common dividend payout ratio was 87% in 1998, 137% in 1997 and 94% in 1996. The 1997 payout ratio is higher due mainly to $60 million in merger-related expenses in 1997.

We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units (see the paragraph below). The funds needed to retire $392 million of debt that matures in the next five years will be provided from operations, refinancings or short-term debt. KCPL may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

On February 17, 1999, an explosion occurred at KCPL's Hawthorn Generating Station's 476-megawatt Unit No. 5. We estimate a net increase in expense of between $6.5 million and $11.5 million (before tax) for the year 1999, as a result of the explosion. These expenses assume normal weather and operating conditions and include the effect of increased net replacement power costs, reduced bulk power sales and reduction of certain operating and maintenance expenses. We will continue to evaluate any impact on future years. We do not anticipate rate increases as a result of the Hawthorn explosion. We are evaluating several alternatives regarding the replacement of the power generated by Unit No. 5 and are confident that we can secure sufficient power to meet KCPL's customers' energy needs during this summer and beyond. Even prior to the explosion, we were finalizing contracts to bring on line an additional 294-megawatts of capacity by the summer of 2000 in addition to Hawthorn No. 6, a 141-megawatt gas-fired combustion turbine, projected to be placed into commercial operation during the spring of 1999. We also plan to permanently replace the lost capacity at Hawthorn and are exploring size, fuel source and technology alternatives (see Note 14 to the Consolidated Financial Statements).

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Year Ended December 31                      1998          1997          1996
                                                      (thousands)


ELECTRIC OPERATING REVENUES              $938,941      $895,943      $903,919

OPERATING EXPENSES
 Operation
   Fuel                                   143,349       134,509       140,505
   Purchased power                         63,618        59,247        52,455
   Other                                  188,991       191,897       180,719
 Maintenance                               70,998        70,892        71,495
 Depreciation                             115,452       110,898       103,912
 Income taxes                              78,782        71,113        68,155
 General taxes                             93,586        93,297        97,248
 Deferred Wolf Creek costs amortization         0         1,368        11,617
    Total                                 754,776       733,221       726,106

OPERATING INCOME                          184,165       162,722       177,813

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                  3,816         2,407         2,368
 Miscellaneous income and
  (deductions) - net                      (41,501)      (79,421)      (50,329)
 Income taxes                              45,982        63,034        36,402
    Total                                   8,297       (13,980)      (11,559)


INCOME BEFORE INTEREST CHARGES            192,462       148,742       166,254

INTEREST CHARGES
 Long-term debt                            57,012        60,298        53,939
 Short-term debt                              295         1,382         1,251
 Mandatorily redeemable Preferred
  Securities                               12,450         8,853             0
 Miscellaneous                              4,457         3,990         4,840
 Allowance for borrowed funds
  used during construction                 (2,474)       (2,341)       (1,947)
    Total                                  71,740        72,182        58,083

 Net Income                               120,722        76,560       108,171
 Preferred Stock
  Dividend Requirements                     3,884         3,789         3,790
 Earnings Available for
  Common Stock                           $116,838       $72,771      $104,381

Average Number of Common
 Shares Outstanding                        61,884        61,895        61,902
Basic and Diluted earnings
 per Common Share                           $1.89         $1.18         $1.69
Cash Dividends per
 Common Share                               $1.64         $1.62         $1.59


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31                      1998          1997          1996
                                                      (thousands)
Beginning Balance                        $428,452      $455,934      $449,966
Net Income                                120,722        76,560       108,171
                                          549,174       532,494       558,137
Dividends Declared
  Preferred stock - at required rates       3,980         3,773         3,782
  Common stock                            101,495       100,269        98,421
Ending Balance                           $443,699      $428,452      $455,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                     December 31   December 31
                                                        1998          1997
                                                             (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,576,490    $3,502,796
 Less-accumulated depreciation                         1,410,773     1,314,154
    Net utility plant in service                       2,165,717     2,188,642
 Construction work in progress                           110,528        93,264
 Nuclear fuel, net of amortization of
  $105,661 and $86,516                                    40,203        41,649
    Total                                              2,316,448     2,323,555

REGULATORY ASSET - RECOVERABLE TAXES                     109,000       123,000

INVESTMENTS AND NONUTILITY PROPERTY                      343,247       345,126

CURRENT ASSETS
 Cash and cash equivalents                                43,213        74,098
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,886 and $1,941                                  31,150        28,741
 Other receivables                                        38,981        33,492
 Fuel inventories, at average cost                        18,749        13,824
 Materials and supplies, at average cost                  45,363        46,579
 Deferred income taxes                                     4,799           648
 Other                                                     5,926         7,155
    Total                                                188,181       204,537

DEFERRED CHARGES
 Regulatory assets                                        26,229        30,017
 Other deferred charges                                   29,259        31,798
    Total                                                 55,488        61,815

    Total                                             $3,012,364    $3,058,033


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $1,880,147    $2,051,489
CURRENT LIABILITIES
 Notes payable to banks                                   10,000         1,243
 Commercial paper                                              0             0
 Current maturities of long-term debt                    163,630        74,180
 Accounts payable                                         61,764        57,568
 Accrued taxes                                            15,625         1,672
 Accrued interest                                         23,380        22,360
 Accrued payroll and vacations                            21,684        23,409
 Accrued refueling outage costs                           12,315         1,664
 Other                                                    28,874        15,068
     Total                                               337,272       197,164

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   625,426       638,679
 Deferred investment tax credits                          58,786        63,257
 Other                                                   110,733       107,444
    Total                                                794,945       809,380

COMMITMENTS AND CONTINGENCIES (Note 4)

   Total                                              $3,012,364    $3,058,033

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                     December 31   December 31
                                                        1998          1997
                                                             (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      443,699       428,452
 Accumulated other comprehensive income
   Unrealized gain on securities available for sale           74         1,935
 Capital stock premium and expense                        (1,668)       (1,664)
          Total                                          891,802       878,420
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.27%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 1998-2008, 6.95% and
       6.92% weighted-average rate                       338,500       407,500
    4.23%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Guaranty of Pollution Control Bonds
    4.31% as of December 31, 1997, due 2015-17                 0       196,500
 Environmental Improvement Revenue Refunding Bonds
    4.28%* Series A & B due 2015                         106,500             0
    4.50% Series C due 2017                               50,000             0
    4.35% Series D due 2017                               40,000             0
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.42%
       and 8.48% weighted-average rate                    54,775        61,207
    Bank Credit Agreement due October 31, 1999,
       6.67% weighted-average rate as of
       December 31, 1997                                       0       107,500
    Other Long-Term Notes                                    740         2,532
          Total                                          749,283       934,007
          Total                                       $1,880,147    $2,051,489

*  Variable rate securities, weighted-average rate as of December 31, 1998

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31                         1998        1997        1996
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $120,722     $76,560    $108,171
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  115,452     110,898     103,912
 Amortization of:
  Nuclear fuel                                  19,146      16,836      16,094
  Deferred Wolf Creek costs                          0       1,368      11,617
  Other                                          9,071       8,223       5,507
 Deferred income taxes (net)                    (2,468)      4,780      (8,662)
 Investment tax credit amortization             (4,471)     (3,850)     (4,163)
 Losses from equity investments                 11,683       2,748       3,268
 Deferred storm costs                                0           0      (8,885)
 Kansas rate refund accrual                     14,200           0           0
 Allowance for equity funds used
   during construction                          (3,816)     (2,407)     (2,368)
 Other operating activities (Note 1)            23,144      (6,672)     (7,582)

  Net cash from operating activities           302,663     208,484     216,909

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (119,540)   (124,734)   (100,947)
 Allowance for borrowed funds used
   during construction                          (2,474)     (2,341)     (1,947)
 Purchases of investments                      (55,154)   (107,603)    (35,362)
 Purchases of nonutility property              (22,611)    (15,733)    (20,395)
 Sale of KLT Power                              53,033           0           0
 Sale of streetlights                                0      21,500           0
 Other investing activities                      8,008      (8,902)       (931)

  Net cash from investing activities          (138,738)   (237,813)   (159,582)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0     150,000           0
 Issuance of long-term debt                      7,406      66,292     135,441
 Repayment of long-term debt                  (102,680)    (28,832)    (74,230)
 Net change in short-term borrowings             8,757       1,243     (19,000)
 Dividends paid                               (105,475)   (104,042)   (102,203)
 Other financing activities                     (2,818)     (4,805)     (2,154)

  Net cash from financing activities          (194,810)     79,856     (62,146)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (30,885)     50,527      (4,819)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      74,098      23,571      28,390
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $43,213     $74,098     $23,571

CASH PAID DURING THE YEAR FOR:
Interest (net of amount capitalized)           $71,696     $71,272     $52,457
Income taxes                                   $24,788     $22,385     $58,344

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                               1998         1997         1996
                                                        (thousands)
Net income                                  $120,722      $76,560     $108,171

Other comprehensive income (loss):
   Unrealized gain (loss) on
    securities available for sale             (2,915)      (7,138)      10,171

   Income tax benefit (expense)                1,054        2,589       (3,687)

   Net unrealized gain (loss) on
    securities available for sale             (1,861)      (4,549)       6,484

Comprehensive Income                        $118,861      $72,011     $114,655

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Kansas City Power & Light Company is a medium-sized electric utility with more than 451,000 customers at year-end in western Missouri and eastern Kansas. About 95% of KCPL's retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About two-thirds of KCPL's retail sales are to Missouri customers, the remainder to Kansas customers.

The consolidated financial statements include the accounts of Kansas City Power & Light Company, KLT Inc. (KLT) and Home Service Solutions Inc. (HSS). KLT and HSS are wholly-owned, nonregulated subsidiaries. The consolidated entity is referred to as KCPL. We formed KLT in 1992 as a holding company for various nonregulated business ventures. Existing ventures include investments in energy services, oil and gas development and production, telecommunications and affordable housing limited partnerships. We formed HSS in 1998 and invested in R.S. Andrews Enterprises, Inc., a consumer services company in Atlanta, Georgia. Also in 1998, HSS formed Worry Free Service, Inc. and acquired the Worry Free assets from KCPL. Worry Free provides residential services including preventative maintenance and warranty services for heating and air conditioning equipment.

Currently, the electric utility accounts for about 89% of consolidated assets and about 96% of net income. Intercompany balances and transactions have been eliminated. KLT and HSS revenues and expenses are classified as Other Income and (Deductions) and Interest Charges in the income statement.

The accounting records conform to the accounting standards set by the Federal Energy Regulatory Commission (FERC) and generally accepted accounting principles. These standards require the use of estimates and assumptions that affect amounts reported in the financial statements and the disclosure of commitments and contingencies.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The stated values of financial instruments as of December 31, 1998 and 1997, approximated fair market values. KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available.

Securities Available for Sale

Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains or (losses) reported as a separate component of comprehensive income.

The cost of securities available for sale held by KLT was $4.8 million as of December 31, 1998, and $5.1 million as of December 31, 1997.
Net unrealized gains were $0.1 million at December 31, 1998, and $1.9 million at December 31, 1997.

Investments in Affordable Housing Limited Partnerships

Through December 31, 1998, KLT had invested $104 million in affordable housing limited partnerships. About $73 million of these investments were recorded at cost; the equity method was used for the remainder. We reduce tax expense in the year tax credits are generated. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $69 million exceed this 5% level but were made before May 19, 1995.

Utility Plant

Utility plant is stated at historical costs of construction. These costs include taxes, an allowance for funds used during construction
(AFDC) and payroll-related costs including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage and removal, is charged to accumulated depreciation.

AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is shown as a noncash
item in Other Income and (Deductions).   The rates used to compute
gross AFDC are compounded semi-annually and averaged 9.3% for 1998, 8.6% for 1997 and 8.5% for 1996.

Depreciation is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average about 3%.

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

Nuclear Plant Decommissioning Costs

The Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) require the owners of Wolf Creek to submit an updated decommissioning cost study every three years. The following table shows the decommissioning cost estimates and the escalation rates and earnings assumptions approved by the MPSC in 1998 and the KCC in 1997. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. We do not expect plant decommissioning to start before 2025.

                                         KCC           MPSC
  Future cost of decommissioning:
    Total Station                        $1.3 billion  $1.8 billion
    47% share                            $624 million  $832 million

  Current cost of decommissioning
   in 1996 dollars):
    Total Station                        $409 million  $409 million
    47% share                            $192 million  $192 million

  Annual escalation factor               3.60%         4.50%
  Annual return on trust assets          6.80%         7.66%

KCPL contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operation expenses and recovered in billings to customers (rates). Contributions to the trust will increase slightly in 2000. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, we believe a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

The trust fund balance, including reinvested earnings, was $47 million at December 31, 1998, and $40 million at December 31, 1997. These assets are reflected in Investments and Nonutility Property. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

In 1996 the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets, that addressed the accounting for decommissioning costs. In November 1997 the FASB decided to reconsider the scope of the statement. The FASB expects to issue another Exposure Draft in 1999.

If current electric utility industry accounting practices for decommissioning costs change, annual decommissioning expenses could increase and trust fund income from the external decommissioning trusts could be reported as investment income. We cannot predict the affect of any such changes, if any, on results of operations, financial position, or related regulatory practices. However, we do not anticipate results of operations to be significantly affected as long as KCPL is regulated.

Nuclear Fuel

We amortize nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for
the permanent disposal of spent nuclear fuel.   For this future
disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has started plans to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

Regulatory Assets

FASB Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. Under this statement, we defer on the balance sheet items allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If FASB 71 were not applicable, the unamortized balance of $135.2 million of KCPL's regulatory assets, net of the related tax benefit, would be written off.


                                       December 31,    Amortization
                                           1998       Ending period
   Deferred Charges                     (millions)
       Coal contract termination          $   6.5         2002
         costs
       1996 snowstorm costs                   5.3         2001
       Decommission and decontaminate
        federal uranium enrichment
        facilities                            5.5         2007
       Premium on redeemed debt               7.2         2023
       Other                                  1.7         2006
             Total                           26.2
   Recoverable Taxes                        109.0
             Total Regulatory Assets      $ 135.2

Revenue Recognition

We use cycle billing and accrue estimated unbilled revenue at the end of each reporting period.

Income Taxes

The balance sheet includes deferred income taxes for all temporary differences between the tax basis of an asset or liability and that reported in the financial statements. These deferred tax assets and liabilities are determined by using the tax rates scheduled by the tax law to be in effect when the differences reverse.

Regulatory Asset - Recoverable Taxes mainly reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences previously passed through to customers. We record operating income tax expense based on ratemaking principles. However, if the method used for the balance sheet were reflected in the income statement, net income would remain the same.

We amortize investment tax credits to income over the remaining service lives of the related properties.

Derivative Financial Instruments

We use interest rate swap and cap agreements to reduce the impact of changes in interest rates on variable-rate debt. The net effect of these agreements is recorded as interest expense. Interest rate swap agreements effectively fix the interest rates on a portion of KCPL's variable-rate debt. Interest rate caps limit the interest rate on a portion of KCPL's variable-rate debt by setting a maximum rate. These agreements are not adjusted to market value as they are used only to manage interest expense and the intent is to hold them until their termination date.

Environmental Matters

We accrue environmental costs when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Basic and Diluted Earnings per Common Share Calculation

                                            1998     1997     1996
                                                  (millions)
Net Income                                 $ 120.7   $ 76.6  $ 108.2

Less: Preferred stock dividend
  requirements                             $   3.9   $  3.8  $   3.8
Earnings available for common stock        $ 116.8   $ 72.8  $ 104.4
Divided by: Average number of common
  shares outstanding                          61.9     61.9     61.9
Basic and diluted earnings per common
  share                                    $  1.89   $ 1.18  $  1.69

Consolidated Statements of Cash Flows - Other Operating Activities

                                        1998       1997       1996
Cash flows affected by changes in:              (thousands)
      Receivables                    $ (7,898)  $     973  $   1,462
      Fuel inventories                 (4,925)      5,253      3,026
      Materials and supplies            1,216         755       (159)
      Accounts payable                  4,196       1,950      3,112
      Accrued taxes                    13,953     (16,771)   (21,283)
      Accrued interest                  1,020       1,306      4,148
      Wolf Creek refueling outage
        accrual                        10,651      (5,517)    (6,382)
Other                                   4,931       5,379      8,494
            Total                    $ 23,144   $  (6,672) $  (7,582)

Change in Accounting Estimate

In 1998 we adopted the American Institute of Certified Public
Accountants Statement of Position (SOP) 98-1 - Accounting for the
Costs of Computer Software Developed or Obtained For Internal Use.

Because we adopted SOP 98-1 for 1998, net income increased approximately $3.2 million ($0.05 per share). Net income increased because we capitalized payroll costs for employees developing the software. We expensed such costs in prior years. We amortize capitalized software costs on a straight-line basis over estimated service lives of 5 to 10 years.

2. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

KCPL has defined benefit pension plans for its employees, including officers. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. KCPL satisfies the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

In addition to providing pension benefits, KCPL provides certain postretirement health care and life insurance benefits for substantially all retired employees.

We accrue the cost of postretirement health care and life insurance benefits during an employee's years of service and recover these accruals through rates. We fund the portion of net periodic postretirement benefit costs that are tax deductible.

                                 Pension Benefits   Other Benefits
                                   1998    1997     1998     1997
                                            (thousands)
Change in benefit obligation
  Benefit obligation at
    beginning of year           $334,017 $307,050  $33,198 $ 32,190
  Service cost                     9,661    8,427      532      514
  Interest cost                   24,892   24,258    2,429    2,518
  Contribution by participants                         169      159
  Actuarial loss                  39,214   17,307    2,980      929
  Benefits paid                  (22,875) (22,707)  (2,832)  (2,763)
  Benefits paid by KCPL             (321)    (318)    (254)    (349)

  Benefit obligation at end of  $384,588 $334,017  $36,222 $ 33,198 year (a)

Change in plan assets
  Fair value of plan assets at
    beginning of year           $423,331 $363,285 $  4,970 $  3,620
  Actual return on plan assets     5,131   75,436      380      241
  Contributions by employer and
    participants                   2,242    7,317    3,846    3,872
  Benefits paid                  (22,875) (22,707)  (2,832)  (2,763)

  Fair value of plan assets at
    end of year                 $407,829 $423,331 $  6,364 $  4,970

  Funded status                 $ 23,241 $ 89,314 $(29,858)$(28,228)
  Unrecognized actuarial (gain)
    loss                         (31,907) (96,662)     370   (2,424)
  Unrecognized prior service
    cost                           3,921    4,468      555      632
  Unrecognized transition
    obligation                    (6,397)  (8,469)  16,442   17,616

  Accrued benefit cost          $(11,142)$(11,349)$(12,491)$(12,404)

(a) Based on weighted-average discount rates of 6.75% in 1998 and 7.5% in 1997; and increases in future salary levels of 4% to 5% in 1998 and 1997.

                             Pension Benefits        Other Benefits
                           1998     1997    1996   1998    1997   1996
Components of net                           (thousands)
  periodic Benefit cost
Service cost              $9,661   $8,427  $8,164   $532    $514   $574
Interest cost             24,892   24,258  23,379  2,429   2,518  2,520
Expected return on plan
  assets                 (29,806) (25,142)(24,334)  (203)   (118)   (97)
Amortization of prior
  service cost               547      491     491     77      77     77
Recognized net actuarial
  loss (gain)               (910)    (622)    431      8     (25)    26
Transition obligation     (2,072)  (2,072) (2,072) 1,174   1,174  1,174

Net periodic benefit
  cost                    $2,312   $5,340  $6,059 $4,017  $4,140 $4,274

Long-term rates of return on pension assets of 9.0% to 9.25% were used.

Actuarial assumptions include an increase in the annual health care cost trend rate for 1999 of 8%, decreasing gradually over a two-year period to its ultimate level of 6%. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. An increase or decrease in the assumed health care cost trend rate by 1% per year would only increase or decrease the benefit obligation as of December 31, 1998, by about $600,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 1998 by about $60,000.

Stock Options

The exercise price of stock options granted equaled the market price of KCPL's common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on KCPL's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. Unexercised options expire ten years after the grant date.

We follow Accounting Principles Board Opinion 25 - Accounting for Stock Issued to Employees and related interpretations in accounting for this plan. Because of the dividend equivalents provision, we expensed $0.1 million in 1998, $1.2 million in 1997 and $1.4 million in 1996. The expense includes accumulated and reinvested dividends plus the appreciation in stock price since the grant date. If the stock price decreases below the exercise price, we would reverse the cumulative expense related to those options.

FASB Statement No. 123 - Accounting for Stock-Based Compensation requires certain disclosures regarding expense and value of options granted using the fair-value method even though we follow APB Opinion
25. We have expensed approximately the same amount as required by FASB 123. For options outstanding at December 31, 1998, grant prices range from $20.625 to $26.188 and the weighted-average remaining contractual life is 5.8 years.

Stock option activity over the last three years is summarized below:
                               1998            1997          1996
                           shares price*  shares price*  shares price*
Outstanding at January 1  265,250 $23.12 298,875 $22.96 266,125 $22.14
  Granted                     ---     --     ---     --  59,000  26.19
  Exercised              (143,875) 22.68 (33,625) 21.75 (26,250) 22.27
  Canceled                (23,500) 24.54     ---     --     ---     --
Outstanding at December 31 97,875 $23.41 265,250 $23.12 298,875 $22.96
Exercisable as of
  December 31              97,875 $23.41 235,750 $22.73 206,500 $22.02

  *weighted-average price

3. INCOME TAXES

Income tax expense consisted of the following:
                                            1998       1997       1996
                                                   (thousands)
Current income taxes:
  Federal                               $  32,621   $  2,801   $ 35,816
  State                                     7,118      4,348      8,762
     Total                                 39,739      7,149     44,578

Deferred income taxes, net:
  Federal                                  (2,225)     4,108     (7,441)
  State                                      (243)       672     (1,221)
     Total                                 (2,468)     4,780     (8,662)

Investment tax credit amortization
  and reversals                            (4,471)    (3,850)    (4,163)
     Total income tax expense           $  32,800   $  8,079   $ 31,753


KCPL's effective income tax rates differed from the statutory federal rates mainly due to the following:
                                            1998      1997      1996

Federal statutory income tax rate           35.0%     35.0%     35.0%
Differences between book and tax
  depreciation not normalized                2.1       3.7      (0.4)
Amortization of investment tax credits      (2.9)     (4.5)     (3.0)
Federal income tax credits                 (14.6)    (26.0)     (9.1)
State income taxes                           2.9       3.9       3.5
Other                                       (1.1)     (2.6)     (3.3)
     Effective income tax rate              21.4%      9.5%     22.7%

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:
December 31                                        1998        1997
                                                     (thousands)

Plant related                                  $ 547,223    $ 558,629
Recoverable taxes                                 42,000       48,000
Other                                             31,404       31,402
     Net deferred income tax liability         $ 620,627    $ 638,031

The net deferred income tax liability consisted of the following:
December 31                                        1998        1997
                                                       (thousands)

Gross deferred income tax assets              $  (64,564)   $ (61,358)
Gross deferred income tax liabilities            685,191      699,389
     Net deferred income tax liability        $  620,627    $ 638,031

4. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

     Liability Insurance

     The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $9.7 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection (SFP), an assessment plan mandated by the Nuclear Regulatory Commission, provides insurance for the $9.5 billion balance.

     Under SFP, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $88 million ($41 million, KCPL's share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCPL's share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1998, is subject to an inflation adjustment every five years based on the Consumer Price Index.

     Property, Decontamination, Premature Decommissioning and Extra Expense Insurance

     The Owners also carry $2.8 billion ($1.3 billion, KCPL's share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear Electric Insurance Limited (NEIL) provides this insurance.

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

     Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.
     The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $7 million.

     In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on KCPL's financial condition and results of operations.

Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provide most of the pre-construction financing for this project. As of December 31, 1998, KCPL's net investment on its books was $7.3 million for this project.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. The contested case hearing must be granted. There is a reasonable possibility that the contested case hearing will be stayed for a significant period of time. If such a stay occurs, a greater possibility of reversing the license denial will exist when the contested case hearing ultimately is conducted.

Nuclear Fuel Commitments

As of December 31, 1998, KCPL's portion of Wolf Creek nuclear fuel commitments included $25 million for enrichment through 2003, $60 million for fabrication through 2025 and $6 million for uranium and conversion through 2001.

Environmental Matters

KCPL's policy is to act in an environmentally responsible manner and use the latest technology available to avoid and treat contamination. We continually conduct environmental audits designed to ensure compliance with governmental regulations and detect contamination. However, governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

     Monitoring Equipment and Certain Air Toxic Substances

     The Clean Air Act Amendments of 1990 required KCPL to spend about $5 million in prior years for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Also a study under the Act could require regulation of certain air toxic substances, including mercury. We cannot predict the likelihood of any such regulations or compliance costs.

     Air Particulate Matter

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

     Nitrogen Oxide

     In 1997 the EPA also issued new proposed regulations on reducing nitrogen oxide (NOx) emissions. The EPA announced in 1998 final regulations implementing reductions in NOx emissions. These regulations require 22 states, including Missouri, to submit plans for controlling NOx emissions by September 1999. The regulations require a significant reduction in NOx emissions from 1990 levels at KCPL's Missouri coal-fired plants by the year 2003.

     To achieve these reductions, KCPL would need to incur significantly higher capital costs or purchase power or NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $90 to $150 million over the period from 1999 to 2002. Operations and maintenance expenses could also increase by more than $10 million per year, beginning in 2003.

     We continue to refine these preliminary estimates and explore alternatives to comply with these new regulations to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different than the amounts estimated above.

     KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program. This matter is in the early stage of litigation and the outcome cannot be predicted at this time.

     Carbon Dioxide

     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. President Clinton stated that this change in the treaty would not be submitted to the U.S. Senate at this time where ratification is uncertain. If future reductions of electric utility CO2 emissions are eventually required, the financial impact upon KCPL could be substantial.

Coal Contracts

KCPL's share of coal purchased under existing contracts was $37 million in 1998, $38 million in 1997 and $36 million in 1996. Under these coal contracts, KCPL's remaining share of purchase commitments totals $80 million. Obligations for the years 1999 through 2003 total $35, $17, $9, $9 and $10 million, respectively. The remainder of KCPL's coal requirements will be fulfilled through spot market purchases. KCPL has freight commitments for delivery of coal for the next seven years of approximately $15 to $20 million per year.

Leases

KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs, we can cancel the lease if we are able to secure an alternative transmission path. Commitments under this lease total $2 million per year and $51 million over the remaining life of the lease if it is not canceled.

Rental expense for other leases including railcars, computer equipment, buildings, transmission line and other items was $20 to $23 million per year during the last three years. The remaining rental commitments under these leases total $170 million. Obligations for the years 1999 through 2003 average $14 million per year. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly-owned generating units, KCPL has entered into leases for railcars to serve those units. We have reflected the entire lease commitment in the above amounts although about $2 million per year ($32 million total) will be reimbursed by the other owners.

KCPL has a lease agreement that expires in 2000 for a combustion turbine. This lease commitment was not included in the above commitment because the turbine has not been accepted by KCPL. The operating lease commitment could be as much as $50 million.

Purchased Capacity Commitments

KCPL purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This is a cost-effective
alternative to new construction.   As of December 31, 1998, contracts
to purchase capacity totaled $222 million through 2016. KCPL purchased capacity of about $26 million during each of the last three years. For the years 1999 through 2003, these commitments average
$20 million per year. For the next five years, net capacity purchases average about 7% of KCPL's 1998 total available capacity.

5. SEGMENT AND RELATED INFORMATION

We adopted SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information. KCPL's reportable segments are strategic business units. Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT is a holding company for various nonregulated business ventures. The Other column represents the operations of HSS.

The summary of significant accounting policies applies to all of the segments. We evaluate performance based on profit or loss from operations and return on capital investment. We eliminate all intersegment sales and transfers. We include KLT and HSS revenues and expenses in Other Income and (Deductions) and Interest Charges in the Consolidated Statements of Income.

The table below reflects summarized financial information concerning KCPL's reportable segments.

                     Electric                     Intersegment  Consolidated
                    Operations   KLT Inc.  Other  Eliminations     Totals
1998                                    (thousands)
Electric Operating
  Income (a)        $ 184,165                                    $ 184,165
Miscellaneous
  Income (b)           21,808  $ 25,246   $ 733    $ (4,486)        43,301
Miscellaneous
  Deductions(c)       (36,496)  (47,373)   (933)          -        (84,802)
Income taxes on
  Other Income and
  (Deductions)          5,694    40,210      78           -         45,982
Interest Charges      (58,265)  (13,475)      -           -        (71,740)
Net Income            120,722     4,608    (122)     (4,486)       120,722
Assets              2,831,052   310,750  24,239    (153,677)     3,012,364

1997
Electric Operating
  Income (a)        $ 162,722                                    $ 162,722
Miscellaneous
  Income (b)           20,407  $ 24,651            $ (6,037)        39,021
Miscellaneous
  Deductions(c)       (77,614)  (40,828)                  -       (118,442)
Income taxes on
  Other Income and
  (Deductions)         27,279    35,755                   -         63,034
Interest Charges      (58,641)  (13,541)                  -        (72,182)
Net Income             76,560     6,037              (6,037)        76,560
Assets              2,835,414   346,154            (123,535)     3,058,033

1996
Electric Operating
  Income (a)        $ 177,813                                    $ 177,813
Miscellaneous
  Income (b)            1,978  $  1,453            $  1,412          4,843
Miscellaneous
  Deductions(c)       (43,408)  (11,764)                  -        (55,172)
Income taxes on
  Other Income and
  (Deductions)         18,188    18,214                   -         36,402
Interest Charges      (48,769)   (9,314)                  -        (58,083)
Net Income(Loss)      108,171    (1,412)              1,412        108,171
Assets              2,749,828   224,308             (59,624)     2,914,512

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, and losses from equity investments.
(c)  Includes nonregulated expenses and merger-related expenses.

6. INTANGIBLE ASSETS

The application of purchase accounting for certain investments resulted in about $17 million in goodwill at December 31, 1998. These amounts are included in Other deferred charges and Investments and Nonutility Property on the consolidated balance sheets and amortized over 10 to 40 years.

7. SALE OF ACCOUNTS RECEIVABLE

As of December 31, 1998 and 1997, we sold with limited recourse
$60 million of customer accounts receivable. Related costs of approximately $3.5 million for each of the last three years were included in Other Income and (Deductions) - Miscellaneous income and (deductions) - net.

8. SHORT-TERM BANK LINES OF CREDIT

Under minimal fee arrangements, unused short-term bank lines of credit totaled $210 million as of December 31, 1998 and $300 million as of December 31, 1997.

9. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity

KCPL has shares of common stock registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). The Plan allows common shareholders, directors and employees to purchase shares of the common stock by reinvesting dividends or making optional cash payments. We currently purchase shares for the Plan on the open market.

KCPL held 10,706 shares as of December 31, 1998 and 35,811 shares as of December 31, 1997 of its common stock to be used for future distribution. We include the cost of these shares in Investments and Nonutility Property.

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

Preferred Stock and Redeemable Preferred Stock

Scheduled mandatory sinking fund requirements for the redeemable
4% Cumulative Preferred Stock are 1,600 shares per year. Shares issued totaled 9,557 as of December 31, 1998 and 11,157 as of December 31, 1997. Shares held by KCPL to meet future sinking fund requirements totaled 8,934 as of December 31, 1998 and 10,534 as of December 31, 1997. The cost of the shares held is reflected as a reduction of the capital account.

As of December 31, 1998, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. We have the option to redeem the $89 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities

In April 1997 KCPL Financing I (Trust), a wholly-owned subsidiary of KCPL, issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. We deduct these payments for tax purposes. We may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. We may redeem all or a portion of the debentures after March 31, 2002, requiring an equal amount of preferred securities to be redeemed at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

10. LONG-TERM DEBT

General Mortgage Bonds and Unsecured Notes

KCPL is authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant.

As of December 31, 1998, $566 million general mortgage bonds were pledged under the Indenture to secure the outstanding medium-term notes and revenue refunding bonds.

KCPL is also authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. This indenture prohibits KCPL from issuing additional general mortgage bonds while any unsecured notes are outstanding. We have not issued any unsecured notes.

Interest Rate Swap and Cap Agreements

As of December 31, 1998, KCPL had entered into two interest rate swap agreements to limit the interest rate on $30 million of long-term debt. The swap agreements mature in 2001 and effectively fix the
interest rate to a weighted-average rate of 3.88%.   Also, as of
December 31, 1998, KLT had entered into an interest rate swap agreement to limit the interest rate on $40 million of its variable-rate bank credit agreement. This swap agreement matures in 1999 and effectively fixes the interest rate to a weighted-average rate of 5.77%.

These swap and cap agreements are with several highly rated financial institutions and simply limit KCPL's exposure to increases in interest rates. They do not subject KCPL to any material credit or market risks. The fair value of these agreements is immaterial and is not reflected in the financial statements. Although derivatives are an integral part of KCPL's interest rate management, the effect on interest expense for each of the last three years was less than $0.6 million.

Subsidiary Obligations

KLT has a bank credit agreement for $150 million collateralized by the capital stock of KLT's direct subsidiaries. Under this revolving credit agreement, KLT had borrowings at December 31, 1998, of $79 million. This debt is classified as current maturities since the agreement expires in October 1999. The affordable housing notes are collateralized by the affordable housing investments.

Scheduled Maturities

Long-term debt maturities for the years 1999 through 2003 are $164, $67, $93, $39 and $29 million, respectively.

11. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCPL's share of jointly-owned electric utility plants as of December 31, 1998, is as follows (in millions of dollars):

                                        Wolf Creek  LaCygne    Iatan
                                           Unit      Units      Unit
KCPL's share                               47%        50%        70%

Utility plant in service                $ 1,347      $  300    $  245
Estimated accumulated depreciation
  (production plant only)               $   427      $  187    $  145
Nuclear fuel, net                       $    40      $    -    $    -
KCPL's accredited capacity-megawatts        547         677       469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement. Western Resources, Inc. (Western Resources) also owns a 47% share of the Wolf Creek unit and a 50% share of the LaCygne units (see Note 12).

12. AMENDED AND RESTATED PLAN OF MERGER WITH WESTERN RESOURCES

KCPL began discussing a merger with Western Resources in 1996. A merger agreement was entered into on February 7, 1997. In December 1997 KCPL canceled its previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion. During 1997 KCPL incurred and deferred $7 million of merger-related costs that were expensed in December 1997.

On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy would be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. KCPL shareholders would receive for each share of KCPL's stock one share of Westar Energy common stock and a fraction of a share of Western Resources common stock. The value of the transaction to KCPL shareholders cannot be determined until closing. If Western Resources average stock price for a twenty day period just prior to closing is less than or equal to $29.78 either party can terminate this Amended Agreement.

The Amended Agreement allows the KCPL Board discretion to make changes (including increases) in the KCPL Common Stock dividend consistent with past practice exercising good business judgment, but requires KCPL to redeem all outstanding shares of cumulative preferred stock before consummation of the proposed transactions.

If the Amended Agreement is terminated under certain circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine before termination, a payment of $50 million will be due Western Resources. Under certain circumstances, if KCPL determines not to consummate its merger into Westar Energy due to its inability to receive a favorable tax opinion from its legal counsel, it must pay Western Resources $5 million. Western Resources will pay KCPL $5 million to $35 million if the Amended Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

On July 30, 1998, KCPL's and Western Resources' shareholders approved the Amended Agreement at special meetings of shareholders. However, the transaction is still subject to several other closing conditions, including:
- approval by a number of regulatory and governmental agencies (applications for approval filed during 1998),
- receipt of the final orders from the various federal and state regulators on terms and conditions which would not have a material adverse effect on the benefits anticipated by Western Resources in the merger,
- reasonable satisfaction by Western Resources that it will be exempt from all of the provisions of the Public Utility Holding Company Act of 1935 other than Section 9(a)(2) thereof.

We cannot predict when or if the closing conditions will be met. If the merger has not closed by December 31, 1999, either party may terminate the Amended Agreement.
            _______________________________________________
                              (UNAUDITED)

KCPL issued a joint proxy statement on June 9, 1998 that included unaudited pro forma combined historical financial information as of March 31, 1998 and for the year ended 1997. The following excerpts are from that information:

     Western Resources (after combining with KCPL)
-    Assets as of March 31, 1998...$11 billion
-    Basic earnings per common share for the year ended 1997...
     $4.99 based on 103 million of average common shares outstanding. In 1997, Western Resources recorded an approximate $519 million net of tax gain on the sale of its investment in Tyco
     International Ltd.

     Westar Energy
-    Assets as of March 31, 1998...$8 billion
-    Basic earnings per common share for the year ended
     1997...$0.35 based on 311 million of average common shares outstanding.

Based on public information available, pro forma combined historical financial information as of December 31, 1998 and for the year then ended would reflect minor changes in total assets and improvements in basic earnings per common share from the above pro forma combined historical financial information if the gain on the sale of the Tyco International Ltd. investment was excluded.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1998
Operating revenues              $  196    $  240    $  313    $  190
Operating income                    30        51        77        26
Net income                          14        39        59         9
Basic and diluted earnings
  per common share              $ 0.22    $ 0.60    $ 0.94    $ 0.13


                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1997
Operating revenues              $  195    $  215    $  290     $  196
Operating income                    28        37        73         25
Net income                         (15)       24        58         10
Basic and diluted earnings
  per common share              $(0.26)   $ 0.37    $ 0.92     $ 0.14

The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

In February 1997 KCPL paid UtiliCorp United Inc. (UtiliCorp) $53 million for agreeing to combine with Western Resources within two and one-half years from the termination of KCPL's agreement to merge with UtiliCorp. This agreement was terminated due to failure of KCPL shareholders to approve the transaction with UtiliCorp. Additionally, $7 million of merger-related costs were expensed in December 1997 (see
Note 12).

14. SUBSEQUENT EVENTS

On January 26, 1999, a stipulation and agreement among KCPL, the MPSC staff and public counsel was filed with the MPSC. Subject to MPSC approval, the stipulation and agreement would reduce annual revenues from Missouri customers by about $15 million.

On February 17, 1999, an explosion occurred at KCPL's Hawthorn Generating Station's 476-megawatt Unit No. 5. The boiler was not operating at the time, and there were no injuries. Though investigation of the cause of the explosion is still under way, preliminary indications are that the damage was caused by an explosion of accumulated gas in the boiler's firebox. KCPL has insurance coverage for this type of event, with limits of $300 million. Work has begun to dismantle the damaged boiler. We are evaluating several alternatives regarding the replacement of the power generated by Hawthorn Unit No. 5.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Kansas City Power & Light Company:

We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiaries listed in the index on page 49 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiaries as of
December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                       /s/PricewaterhouseCoopers LLP
                                          PricewaterhouseCoopers LLP


Kansas City, Missouri
January 29, 1999, except with respect to the second paragraph of Note 14, as to which the date is February 17, 1999

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

See General Note to Part III.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

See General Note to Part III.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

General Note To Part III

Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, and 12) of Form 10-K is incorporated by reference to the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999, for KCPL's 1999 Annual Meeting of Shareholders to be held on May 4, 1999.

                           PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

                                                               Page
                                                                No.
Financial Statements                                           ____

a.  Consolidated Statements of Income and Consolidated          24
    Statements of Retained Earnings for the years ended
    December 31, 1998, 1997 and 1996

b.  Consolidated Balance Sheets - December 31, 1998 and 1997    25

c.  Consolidated Statements of Capitalization - December 31,
    1998 and 1997                                               26

d.  Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996                      27

e.  Consolidated Statements of Comprehensive Income for the
    years ended December 31, 1998, 1997 and 1996                28

f.  Notes to Consolidated Financial Statements                  29

g.  Report of Independent Accountants                           47

Exhibits

Exhibit
Number                   Description of Document
------                   -----------------------

2      *Amended and Restated Agreement and Plan of
        Merger (Exhibit 2 to Form 8-K dated March 23,
        1998).
3-a    *Restated Articles of Consolidation of KCPL
        dated as of May 5, 1992 (Exhibit 4 to Registration
        Statement, Registration No. 33-54196).
3-b     By-laws of KCPL, as amended and in effect on
        February 2, 1999.
4-a    *General Mortgage and Deed of Trust dated as
        of December 1, 1986, between KCPL and UMB Bank,
        n.a. (formerly United Missouri Bank) of Kansas
        City, N.A., Trustee (Exhibit 4-bb to Form 10-K for
        the year ended December 31, 1986).
4-b    *Third Supplemental Indenture dated as of
        April 1, 1991, to Indenture dated as of December 1,
        1986 (Exhibit 4-aq to Registration Statement,
        Registration No. 33-42187).
4-c    *Fourth Supplemental Indenture dated as of
        February 15, 1992, to Indenture dated as of
        December 1, 1986 (Exhibit 4-y to Form 10-K for year
        ended December 31, 1991).
4-d    *Fifth Supplemental Indenture dated as of
        September 15, 1992, to Indenture dated as of
        December 1, 1986 (Exhibit 4-a to Form 10-Q dated
        September 30, 1992).
4-e    *Sixth Supplemental Indenture dated as of
        November 1, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration
        Statement, Registration No. 33-54196).

4-f    *Seventh Supplemental Indenture dated as of
        October 1, 1993, to Indenture dated as of December
        1, 1986 (Exhibit 4-a to Form 10-Q dated
        September 30, 1993).
4-g    *Eighth Supplemental Indenture dated as of
        December 1, 1993, to Indenture dated as of December
        1, 1986 (Exhibit 4 to Registration Statement,
        Registration No. 33-51799).
4-h    *Ninth Supplemental Indenture dated as of
        February 1, 1994, to Indenture dated as of December
        1, 1986 (Exhibit 4-h to Form 10-K for year ended
        December 31, 1993).
4-i    *Tenth Supplemental Indenture dated as of
        November 1, 1994, to Indenture dated as of December
        1, 1986 (Exhibit 4-I to Form 10-K for year ended
        December 31, 1994).
4-j    *Resolution of Board of Directors Establishing
        3.80% Cumulative Preferred Stock (Exhibit 2-R to
        Registration Statement, Registration No. 2-40239).
4-k    *Resolution of Board of Directors Establishing
        4% Cumulative Preferred Stock (Exhibit 2-S to
        Registration Statement, Registration No. 2-40239).
4-l    *Resolution of Board of Directors Establishing
        4.50% Cumulative Preferred Stock (Exhibit 2-T to
        Registration Statement, Registration No. 2-40239).
4-m    *Resolution of Board of Directors Establishing
        4.20% Cumulative Preferred Stock (Exhibit 2-U to
        Registration Statement, Registration No. 2-40239).
4-n    *Resolution of Board of Directors Establishing
        4.35% Cumulative Preferred Stock (Exhibit 2-V to
        Registration Statement, Registration No. 2-40239).
4-o    *Certificate of Designation of Board of
        Directors Establishing the $50,000,000 Cumulative
        No Par Preferred Stock, Auction Series A (Exhibit 4-
        a to Form 10-Q dated March 31, 1992).
4-p    *Indenture for Medium-Term Note Program dated
        as of April 1, 1991, between KCPL and The Bank of
        New York (Exhibit 4-bb to Registration Statement,
        Registration No. 33-42187).
4-q    *Indenture for Medium-Term Note Program dated
        as of February 15, 1992, between KCPL and The Bank
        of New York (Exhibit 4-bb to Registration
        Statement, Registration No. 33-45736).
4-r    *Indenture for Medium-Term Note Program dated
        as of November 15, 1992, between KCPL and The Bank
        of New York (Exhibit 4-aa to Registration
        Statement, Registration No. 33-54196).
4-s    *Indenture for Medium-Term Note Program dated
        as of November 17, 1994, between KCPL and Merrill
        Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
        Incorporated and Smith Barney Inc. (Exhibit 4-s to
        Form 10-K for year ended December 31, 1994).
4-t    *Indenture for Medium-Term Note Program dated
        as of December 1, 1996, between KCPL and The Bank
        of New York (Exhibit 4 to Registration Statement,
        Registration No. 333-17285).
4-u    *Amended and Restated Declaration of Trust of
        KCPL Financing I dated April 15, 1997 (Exhibit 4-a
        to Form 10-Q for quarter ended March 31, 1997).
4-v    *Indenture dated as of April 1, 1997 between
        the Company and The First National Bank of Chicago,
        Trustee (Exhibit 4-b to Form 10-Q for quarter ended
        March 31, 1997).
4-w    *First Supplemental Indenture dated as of
        April 1, 1997 to the Indenture dated as of April 1,
        1997 between the Company and The First National
        Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q
        for quarter ended March 31, 1997).
4-x    *Preferred Securities Guarantee Agreement
        dated April 15, 1997 (Exhibit 4-d to Form 10-Q for
        quarter ended March 31, 1997).
10-a   *Copy of Wolf Creek Generating Station Ownership
        Agreement between Kansas City Power & Light
        Company, Kansas Gas and Electric Company
        and Kansas Electric Power Cooperative, Inc. (Exhibit
        10-d to Form 10-K for the year ended December 31, 1981).
10-b   *Copy of Receivables Purchase Agreement dated as of
        September 27, 1989, between KCPL, Commercial
        Industrial Trade-Receivables Investment Company and
        Citicorp North America, Inc. (Exhibit 10-p to Form
        10-K for year ended December 31, 1989).
10-c   *Copy of Amendment to Receivables Purchase
        Agreement dated as of August 8, 1991, between KCPL,
        Commercial Industrial Trade-Receivables Investment
        Company and Citicorp North America, Inc. (Exhibit
        10-m to Form 10-K for year ended December 31,
        1991).
10-d   *Long-Term Incentive Plan (Exhibit 28 to
        Registration Statement, Registration 33-42187).
10-e   *Long- and Short-Term Incentive Compensation Plan,
        dated January 1, 1997 (Exhibit 10-e to Form 10-K
        for year ended December 31, 1996).
10-f   *Copy of Indemnification Agreement entered into by
        KCPL with each of its officers and directors
        (Exhibit 10-f to Form 10-K for year ended
        December 31, 1995).
10-g   *Copy of Severance Agreement entered into by KCPL
        with certain of its executive officers (Exhibit 10
        to Form 10-Q dated June 30, 1993).
10-h   *Copy of Amendment to Severance Agreement dated
        January 15, 1996, entered into by KCPL with certain
        of its executive officers (Exhibit  10-h to Form 10-
        K dated December 31, 1995).
10-i   *Copy of Amendment to Severance Agreement dated
        January 1997 entered into by KCPL with certain of
        its executive officers (Exhibit 10-I to Form 10-K
        for year ended December 31, 1996).
10-j   *Copy of Supplemental Executive Retirement and
        Deferred Compensation Plan (Exhibit 10-h to Form
        10-K for year ended December 31, 1993).
10-k   *Copy of Railcar Lease dated as of April 15, 1994,
        between Shawmut Bank Connecticut, National
        Association, and KCPL (Exhibit 10 to Form 10-Q for
        period ended June 30, 1994).
10-l   *Copy of Amendment No. 2 to Receivables Purchase
        Agreement between KCPL and Ciesco L.P. and Citicorp
        North America, Inc. (Exhibit 10 to Form 10-Q for
        period ended September 30, 1994).
10-m   *Copy of Railcar Lease dated as of January 31,
        1995, between First Security Bank of Utah, National
        Association, and KCPL (Exhibit 10-o to Form 10-K
        for year ended December 31, 1994).
10-n   *Copy of Lease Agreement dated as of October 18,
        1995, between First Security Bank of Utah, N.A.,
        and KCPL (Exhibit 10 to Form 10-Q for period ended
        September 30, 1995).
10-o   *Credit Agreement dated as of August 11, 1998,
        among Kansas City Power & Light Company, Certain
        Lenders, The First National Bank of Chicago and
        NationsBank, N.A. (Exhibit 10(a) to Form 10-Q for
        period ended September 30, 1998).
10-p   *Railcar Lease dated as of September 8, 1998, with
        CCG Trust Corporation (Exhibit 10(b) to Form 10-Q
        for period ended September 30, 1998).
12      Computation of Ratios of Earnings to Fixed Charges.
23-a    Consent of Counsel.
23-b    Consent of Independent Accountants-PricewaterhouseCoopers LLP.
24      Powers of Attorney.
27      Financial Data Schedules (filed electronically).

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

Reports on Form 8-K

No report on Form 8-K was filed during the fourth quarter
1998.

A report on Form 8-K was filed with the Securities and Exchange Commission on January 27, 1999, with attached
Stipulation and Agreement entered into January 26, 1999, by and among Kansas City Power & Light Company, Staff of the
Missouri Public Service Commission and Office of Public
Counsel.

A report on Form 8-K was filed the Securities and Exchange
Commission on February 19, 1999, with attached press release reporting on an explosion that occurred at the Company's
Hawthorn Generating Station.

A report on Form 8-K was filed the Securities and Exchange
Commission on March 2, 1999, with attached press release concerning the Company's Hawthorn Generating Station.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 16th day of March, 1999.

                           KANSAS CITY POWER & LIGHT COMPANY

                           By /s/Drue Jennings
                              Chairman of the Board and
                              Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date

                         Chairman of the Board and          )
 /s/ Drue Jennings       Chief Executive Officer            )
   (Drue Jennings)       (Principal Executive Officer)      )
                                                            )
                         Executive Vice President-Chief     )
 /s/ Marcus Jackson      Financial Officer (Principal       )
   (Marcus Jackson)      Financial Officer)                 )
                                                            )
/s/ Neil A. Roadman      Controller (Principal              )
   (Neil A. Roadman)     Accounting Officer)                )
                                                            )
  Bernard J. Beaudoin*   President and Director             )
                                                            )
   David L. Bodde*       Director                           )
                                                            )
    William H. Clark*    Director                           ) March 16, 1999
                                                            )
   Robert J. Dineen*     Director                           )
                                                            )
   Arthur J. Doyle*      Director                           )
                                                            )
   W. Thomas Grant II*   Director                           )
                                                            )
George E. Nettels, Jr.*  Director                           )
                                                            )
  Linda Hood Talbott*    Director                           )
                                                            )
   Robert H. West*       Director                           )
                                                            )

*By  /s/ Drue Jennings
       (Drue Jennings)
       Attorney-in-Fact*