Form 10-Q
period 1999-03-31
KANSAS CITY POWER & LIGHT CO
filed 1999-05-13
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at May 12 1999, was 61,898,020 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                      March 31     December 31
                                                        1999          1998
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,565,416    $3,576,490
 Less-accumulated depreciation                         1,403,574     1,410,773
    Net utility plant in service                       2,161,842     2,165,717
 Construction work in progress                           112,222       110,528
 Nuclear fuel, net of amortization of
  110,335 and $105,661                                    36,128        40,203
    Total                                              2,310,192     2,316,448

REGULATORY ASSET - RECOVERABLE TAXES                     109,000       109,000

INVESTMENTS AND NONUTILITY PROPERTY                      362,949       343,247

CURRENT ASSETS
 Cash and cash equivalents                                13,682        43,213
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,286 and $1,886                                   8,693        31,150
 Other receivables                                        28,407        38,981
 Fuel inventories, at average cost                        21,368        18,749
 Materials and supplies, at average cost                  44,438        45,363
 Deferred income taxes                                     4,960         4,799
 Other                                                     4,893         5,926
    Total                                                126,441       188,181

DEFERRED CHARGES
 Regulatory assets                                        24,977        26,229
 Other deferred charges                                   35,403        29,259
    Total                                                 60,380        55,488

    Total                                             $2,968,962    $3,012,364


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $1,829,004    $1,880,147
CURRENT LIABILITIES
 Notes payable to banks                                   14,058        10,000
 Current maturities of long-term debt                    205,878       163,630
 Accounts payable                                         43,232        61,764
 Accrued taxes                                            22,254        15,625
 Accrued interest                                         22,147        23,380
 Accrued payroll and vacations                            20,398        21,684
 Accrued refueling outage costs                           12,727        12,315
 Other                                                    15,247        28,874
     Total                                               355,941       337,272

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   622,581       625,426
 Deferred investment tax credits                          57,669        58,786
 Other                                                   103,767       110,733
    Total                                                784,017       794,945

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

   Total                                              $2,968,962    $3,012,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                      March 31     December 31
                                                        1999          1998
                                                           (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value-61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      428,948       443,699
 Accumulated other comprehensive income
   Unrealized gain on securities available for sale          542            74
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          877,519       891,802
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.30%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-2008, 6.96% and
       6.95% weighted-average rate                       296,500       338,500
    3.50%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Environmental Improvement Revenue Refunding Bonds
    3.28%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-06, 8.35%
       and 8.42% weighted-average rate                    59,915        54,775
    Other Long-Term Notes                                    740           740
          Total                                          712,423       749,283
          Total                                       $1,829,004    $1,880,147

*  Variable rate securities, weighted-average rate as of March 31, 1999

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Three Months Ended March 31                 1999          1998
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $190,734      $195,635

OPERATING EXPENSES
 Operation
   Fuel                                       31,038        35,697
   Purchased power                            10,658         8,231
   Other                                      45,082        47,003
 Maintenance                                  17,341        15,738
 Depreciation                                 29,659        28,631
 Income taxes                                  9,210         8,237
 General taxes                                21,811        22,168
    Total                                    164,799       165,705

OPERATING INCOME                              25,935        29,930

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     1,063           933
 Miscellaneous income and
  (deductions) - net                         (10,540)       (7,677)
 Income taxes                                 12,243         9,747
    Total                                      2,766         3,003

INCOME BEFORE INTEREST CHARGES                28,701        32,933

INTEREST CHARGES
 Long-term debt                               13,331        14,939
 Short-term debt                                  69            91
 Mandatorily redeemable Preferred
  Securities                                   3,113         3,113
 Miscellaneous                                 1,037         1,077
 Allowance for borrowed funds
  used during construction                      (732)         (653)
    Total                                     16,818        18,567

 Net Income                                   11,883        14,366
 Preferred Stock
  Dividend Requirements                          947           990
 Earnings Available for
  Common Stock                               $10,936       $13,376

Average Number of Common
 Shares Outstanding                           61,898        61,873
Basic and Diluted earnings
 per Common Share                              $0.18         $0.22
Cash Dividends per
 Common Share                                 $0.415        $0.405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Twelve Months Ended March 31                1999          1998
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $934,040      $896,834

OPERATING EXPENSES
 Operation
   Fuel                                      138,690       135,284
   Purchased power                            66,045        56,232
   Other                                     187,070       194,977
 Maintenance                                  72,601        69,814
 Depreciation                                116,480       111,687
 Income taxes                                 79,755        70,820
 General taxes                                93,229        92,773
 Deferred Wolf Creek costs amortization            0           684
    Total                                    753,870       732,271

OPERATING INCOME                             180,170       164,563

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,946         3,080
 Miscellaneous income and
  (deductions) - net                         (44,364)      (28,830)
 Income taxes                                 48,478        42,548
    Total                                      8,060        16,798

INCOME BEFORE INTEREST CHARGES               188,230       181,361

INTEREST CHARGES
 Long-term debt                               55,404        60,721
 Short-term debt                                 273           634
 Mandatorily redeemable Preferred
  Securities                                  12,450        11,966
 Miscellaneous                                 4,417         4,192
 Allowance for borrowed funds
  used during construction                    (2,553)       (2,210)
    Total                                     69,991        75,303

 Net Income                                  118,239       106,058
 Preferred Stock
  Dividend Requirements                        3,841         3,824
 Earnings Available for
  Common Stock                              $114,398      $102,234

Average Number of Common
 Shares Outstanding                           61,890        61,889
Basic and Diluted earnings
 per Common Share                              $1.85         $1.65
Cash Dividends per
 Common Share                                  $1.65         $1.62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year to Date March 31                          1999        1998
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   11,883  $   14,366
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   29,659      28,631
 Amortization of:
  Nuclear fuel                                   4,674       4,724
  Other                                          2,481       2,272
 Deferred income taxes (net)                    (3,271)       (258)
 Investment tax credit amortization             (1,117)     (1,129)
 Losses from equity investments                  4,917         773
 Kansas rate refund accrual                    (14,200)      3,165
 Missouri rate refund accrual                    1,100           0
 Allowance for equity funds used
   during construction                          (1,063)       (933)
 Other operating activities (Note 2)            14,293       4,554

  Net cash from operating activities            49,356      56,165

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                  (26,105)    (22,487)
 Allowance for borrowed funds used
   during construction                            (732)       (653)
 Purchases of investments                      (11,794)    (19,230)
 Purchases of nonutility property              (14,078)     (2,794)
 Other investing activities                     (8,976)      2,884

  Net cash from investing activities           (61,685)    (42,280)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                      5,388       7,404
 Repayment of long-term debt                         0     (51,011)
 Net change in short-term borrowings             4,058       2,252
 Dividends paid                                (26,634)    (26,140)
 Other financing activities                        (14)       (922)

  Net cash from financing activities           (17,202)    (68,417)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (29,531)    (54,532)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    43,213      74,098
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                       $   13,682  $   19,566

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)        $   18,383  $   20,380
Income taxes                                $    5,722  $        0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Twelve Months Ended March 31                   1999        1998
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  118,239  $  106,058
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  116,480     111,687
 Amortization of:
  Nuclear fuel                                  19,096      16,445
  Deferred Wolf Creek costs                          0         684
  Other                                          9,280       9,133
 Deferred income taxes (net)                    (5,481)      7,407
 Investment tax credit amortization             (4,459)     (3,923)
 Losses from equity investments                 15,827       3,664
 Deferred merger costs                               0       4,787
 Kansas rate refund accrual                     (3,165)      3,165
 Missouri rate refund accrual                    1,100           0
 Allowance for equity funds used
   during construction                          (3,946)     (3,080)
 Other operating activities (Note 2)            32,883      (1,462)

  Net cash from operating activities           295,854     254,565

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (123,158)   (119,819)
 Allowance for borrowed funds used
   during construction                          (2,553)     (2,210)
 Purchases of investments                      (47,718)    (49,592)
 Purchases of nonutility property              (33,895)    (16,916)
 Sale of KLT Power                              53,033           0
 Sale of streetlights                                0      21,500
 Other investing activities                     (3,852)     (1,621)

  Net cash from investing activities          (158,143)   (168,658)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0     150,000
 Issuance of long-term debt                      5,390      41,696
 Repayment of long-term debt                   (51,669)    (73,343)
 Net change in short-term borrowings            10,563     (98,866)
 Dividends paid                               (105,969)   (104,154)
 Other financing activities                     (1,910)     (6,786)

  Net cash from financing activities          (143,595)    (91,453)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                               (5,884)     (5,546)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    19,566      25,112
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                       $   13,682  $   19,566

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)        $   69,699  $   74,633
Income taxes                                $   30,510  $   22,385

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                Three Months Ended               Twelve Months Ended
                                                      March 31                         March 31
                                                 1999         1998                1999         1998
                                                                    (thousands)
Net income                                    $  11,883    $  14,366           $ 118,239    $ 106,058


Other comprehensive income (loss):
   Unrealized gain (loss) on
    securities available for sale                   733        3,428              (5,610)       3,824

   Income tax benefit (expense)                    (265)      (1,241)              2,030       (1,383)

   Net unrealized gain (loss) on
    securities available for sale                   468        2,187              (3,580)       2,441

Comprehensive Income                          $  12,351    $  16,553           $ 114,659    $ 108,499

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                 Three Months Ended               Twelve Months Ended
                                                      March 31                         March 31
                                                 1999         1998                1999         1998
                                                                      (thousands)
Beginning Balance                               $ 443,699    $ 428,452           $ 416,678    $ 414,774
Net Income                                         11,883       14,366             118,239      106,058
                                                  455,582      442,818             534,917      520,832
Dividends Declared
  Preferred stock - at required rates                 947        1,081               3,846        3,894
  Common stock                                     25,687       25,059             102,123      100,260
Ending Balance                                   $428,948     $416,678            $428,948     $416,678

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  7

KANSAS CITY POWER & LIGHT COMPANY

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:
-    the proposed Western Resources Inc. (Western Resources) merger
- future economic conditions in the regional, national and international markets
- state, federal and foreign regulation and possible additional reductions in regulated electric rates
-    weather conditions
- financial market conditions, including, but not limited to changes in interest rates
-    inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
-    ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
-    nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- unforeseen events that would prevent correcting internal or external information systems for Year 2000 problems
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters

This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

Notes to Consolidated Financial Statements

In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 1998 annual report on Form 10-K.

1.  AMENDED AND RESTATED PLAN OF MERGER WITH WESTERN RESOURCES

A merger agreement was entered into with Western Resources on February 7, 1997. In December 1997 KCPL canceled its previously scheduled special meeting of shareholders to vote on the transaction because Western Resources advised KCPL that its investment bankers, Salomon Smith Barney, had indicated that it was unlikely that Salomon would be in a position to issue a fairness opinion. During 1997 KCPL incurred and deferred $7 million of merger-related costs that were expensed in December 1997.

On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy would be owned approximately 80.1%
                                  8
by Western Resources and approximately 19.9% by KCPL shareholders. KCPL shareholders would receive for each share of KCPL's stock one share of Westar Energy common stock and a fraction of a share of Western Resources common stock. The value of any transaction to KCPL shareholders cannot be determined until closing. If Western Resources' average stock price for a twenty day period just prior to closing is less than or equal to $29.78, either party can terminate this Amended Agreement. The Amended Agreement also requires KCPL to redeem all outstanding shares of cumulative preferred stock before consummation of the proposed transactions.

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

On July 30, 1998, KCPL's and Western Resources' shareholders approved the Amended Agreement at special meetings of shareholders. However, the transaction is still subject to several other closing conditions, including:
- approval by a number of regulatory and governmental agencies (applications for approval were filed during 1998),
- receipt of the final orders from the various federal and state regulators on terms and conditions which would not have a material adverse effect on the benefits anticipated by Western Resources in the merger,
- reasonable satisfaction by Western Resources that it will be exempt from all of the provisions of the Public Utility Holding Company Act of 1935 other than Section 9(a)(2) thereof.

We cannot predict when or if the closing conditions will be met. If the merger has not closed by December 31, 1999, either party may terminate the Amended Agreement. See Part II - Other Information,
Item 1. Legal Proceedings, Merger Regulatory Proceedings of this report on Form 10Q for additional information on the current status of the proposed merger.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                     Three Months     Twelve Months
                                        Ended             Ended
                                     1999    1998     1999     1998
Cash flows affected by changes               (thousands)
in:
    Receivables                  $ 33,031 $ 9,838 $ 15,295 $(15,084)
    Fuel inventories               (2,619) (2,177)  (5,367)   1,716
    Materials and supplies            925     723    1,418    1,441
    Accounts payable              (18,532)(17,263)   2,927    3,560
    Accrued taxes                   6,629  11,954    8,628    2,539
    Accrued interest               (1,233) (1,697)   1,484      800
    Wolf Creek refueling outage       412   2,595    8,468   (5,021)
      accrual
Other                              (4,320)    581       30    8,587
            Total                $ 14,293 $ 4,554 $ 32,883 $ (1,462)

3.  SECURITIES AVAILABLE FOR SALE

Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses) reported as a separate component of comprehensive income.

The cost of securities available for sale held by KLT Inc. (KLT) as of March 31, 1999 and December 31, 1998 was $4.8 million. Net unrealized gains were $0.5 million at March 31, 1999, and $0.1 million at December 31, 1998.

4.  EQUITY METHOD INVESTMENTS

We use the equity method to account for equity investments when management can exert influence over the operations of the investee.
We had equity method investments of approximately $70 million at March 31, 1999. The companies accounted for using the equity method had total assets of $565 million at March 31, 1999 and a combined net loss of $11 million for the three months ended March 31, 1999. Equity method investments and ownership percentages at March 31, 1999, consisted of the following:

KLT
-    Kansas City Downtown Hotel Group, L.L.C., 25%
-    DTI Holdings, Inc., 47%
-    Nationwide Electric, Inc., 57%
-    Lyco Energy Corporation, 30%
-    Custom Energy, L.L.C., 47%
-    Custom Lighting Services L.L.C., 50%
Home Service Solutions Inc. (HSS)
-    R.S. Andrews Enterprises, Inc., 44%

5.  CAPITALIZATION

KCPL Financing I (Trust), a wholly-owned subsidiary of KCPL, has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL.

From April 1 through May 13, 1999, KLT's borrowings under its bank credit agreement increased $5.5 million.

6. SEGMENT AND RELATED INFORMATION

In 1998 we adopted SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information. KCPL's reportable segments are strategic business units. Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT is a holding company for various nonregulated business ventures. The Other column represents the operations of HSS and KLT Iatan Inc. (Iatan).

We evaluate performance based on profit or loss from operations and return on capital investment. We eliminate all intersegment sales and transfers. We include KLT, HSS and Iatan revenues and expenses in Other Income and (Deductions) and Interest Charges in the Consolidated Statements of Income.

The tables below reflect summarized financial information concerning KCPL's reportable segments.

                     Electric                  Intersegment Consolidated
                    Operations KLT Inc.  Other Eliminations    Totals
Three Months Ended                    (thousands)
  March 31, 1999
Electric Operating
  Income (a)        $ 25,935                                   $ 25,935
Miscellaneous
  income (b)           4,875  $(1,084) $   496   $    745         5,032
Miscellaneous
  deductions (c)      (6,388)  (7,025)  (2,159)         -       (15,572)
Income taxes on
  Other Income and
  (Deductions)           184   11,429      630          -        12,243
Interest Charges     (13,786)  (3,032)       -          -       (16,818)
Net income(loss)      11,883      288   (1,033)       745        11,883

Three Months Ended
  March 31, 1998
Electric Operating
  Income (a)        $ 29,930                                   $ 29,930
Miscellaneous
  income (b)           6,235  $10,298             $(4,148)       12,385
Miscellaneous
  deductions (c)      (8,750) (11,312)                  -       (20,062)
Income taxes on
  Other Income and
  (Deductions)         1,020    8,727                   -         9,747
Interest Charges     (15,002)  (3,565)                  -       (18,567)
Net income            14,366    4,148              (4,148)       14,366

Twelve Months Ended
  March 31, 1999
Electric Operating
  Income (a)        $180,170                                   $180,170
Miscellaneous
  income (b)          20,448  $13,864  $ 1,229    $   407        35,948
Miscellaneous
  deductions (c)     (34,134) (43,086)  (3,092)         -       (80,312)
Income taxes on
  Other Income and
  (Deductions)         4,858   42,912      708          -        48,478
Interest Charges     (57,049) (12,942)       -          -       (69,991)
Net income(loss)     118,239      748   (1,155)       407       118,239

Twelve Months Ended
  March 31, 1998
Electric Operating
  Income (a)        $164,563                                   $164,563
Miscellaneous
  income (b)          21,709  $32,065             $(8,230)       45,544
Miscellaneous
  deductions (c)     (28,670) (45,704)                  -       (74,374)
Income taxes on
  Other Income and
  (Deductions)         6,489   36,059                   -        42,548
Interest Charges     (61,113) (14,190)                  -       (75,303)
Net income           106,058    8,230              (8,230)      106,058

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, and losses from equity investments.
(c)  Includes nonregulated expenses and merger-related expenses.

                            Identifiable Assets
                     March 31, 1999  December 31, 1998
                                (thousands)
Electric Operations    $  2,797,227     $  2,831,052
KLT Inc.                    300,002          310,750
Other                        27,370           24,239
Intersegment
  Eliminations             (155,637)        (153,677)

       Consolidated
         Totals        $  2,968,962     $  3,012,364

7.  ENVIRONMENTAL MATTERS

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

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $90 to $120 million over the period from 1999 to 2002. Operations and maintenance expenses could also increase by more than $6 million per year, beginning in 2003.

     We continue to refine our preliminary estimates and explore alternatives to comply with these new regulations to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different than the amounts estimated above.

     KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program. This matter is in the early stage of litigation and the outcome cannot be predicted at this time.

     Carbon Dioxide

     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. The Administration has not submitted this change to the U.S. Senate where ratification is uncertain. If future reductions of electric utility CO2 emissions are eventually required, the financial impact upon KCPL could be substantial.

8.  LOW-LEVEL WASTE

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provide most of the pre-construction financing for this project. KCPL's net investment on its books was approximately $7.5 million at March 31, 1999 and December 31, 1998.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. A greater possibility of reversing the license denial will exist when the contested case hearing ultimately is conducted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATUS OF MERGER

See Note 1 to the Consolidated Financial Statements for the current status of the proposed Western Resources Inc. (Western Resources) merger. In December 1996 the Federal Energy Regulatory Commission
(FERC) issued a statement concerning electric utility mergers. Under the statement, companies must demonstrate that their merger does not adversely affect competition or wholesale rates. As a result, FERC may consider a number of remedies including transmission upgrades, divestitures of generating assets or formation of independent system operators.

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

FERC's April 1996 order encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states are actively considering retail wheeling, including Kansas and Missouri. While retail wheeling legislation was introduced in Kansas and Missouri in 1999, no comprehensive legislation was passed.

Retail access could result in market-based rates below current cost-based rates, providing growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in stranded costs and place an unfair burden on the remaining customer base or shareholders. Testimony filed in the merger case in Kansas indicated stranded costs of approximately $1 billion for KCPL. An independent study prepared at the request of the Kansas Corporation Commission (KCC) concluded there are no stranded costs. We cannot predict whether any stranded costs would be recoverable in future rates. If an adequate and fair provision for recovery of lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lower profit margins, market-based rates could require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 20% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies' rate structures in the region. In addition, we have entered into or are negotiating long-term contracts for a large portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory, it exists in the bulk power market and between alternative fuel suppliers and KCPL. We also are currently encountering third-party energy management companies seeking to initiate relationships with large users in KCPL's service territory in an attempt to enhance their chances to supply electricity directly when retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $134 million of regulatory assets at March 31, 1999, as long as FASB 71 requirements are met.

Competition could eventually have a materially adverse effect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital requirements and related costs could increase significantly.

NONREGULATED OPPORTUNITIES

KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. Existing ventures include investments in energy services, oil and gas development and production, telecommunications and affordable housing limited partnerships.

KCPL's equity investment in KLT was $119 million as of March 31, 1999 and 1998. KLT's net income for the three months ended March 31, 1999, totaled $0.3 million compared to $4.1 million for the three months ended March 31, 1998. KLT's consolidated assets at March 31, 1999, totaled $300 million.

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures, primarily in residential services. HSS has an investment in R.S. Andrews Enterprises, Inc.
(RSAE), a consumer services company in Atlanta, Georgia. RSAE expects to continue making acquisitions in key U.S. markets. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, provides residential services, including preventative maintenance and warranty services of heating and air conditioning equipment.

KCPL's equity investment in HSS was $24 million as of March 31, 1999. HSS's consolidated assets at March 31, 1999, totaled $27 million.

RESULTS OF OPERATIONS

Three-month         Three months ended March 31, 1999, compared
period:             with three months ended March 31, 1998

Twelve-month        Twelve months ended March 31, 1999, compared
period:             with twelve months ended March 31, 1998

WOLF CREEK'S CURRENT REFUELING AND MAINTENANCE OUTAGE

Wolf Creek completed its tenth refueling and maintenance outage in 36 days, the shortest in Wolf Creek's history. See Wolf Creek section, page 21.

EARNINGS OVERVIEW

                   Earnings Per Share
                 For the Periods Ended
                        March 31
                                          (Decreased) Increase(Decrease)
                              Increase    Merger      Excluding
                 1999   1998  (Decrease)  Expenses    Merger Expenses
Three months     $0.18  $0.22 $(0.04)     $(0.09)     $(0.13)
ended

Twelve months    $1.85  $1.65 $ 0.20      $(0.05)     $ 0.15
ended

Excluding merger expenses, earnings per share (EPS) for the three-month period decreased primarily due to decreased income from subsidiaries $(0.08 per share). Additionally, EPS decreased because of decreased bulk power sales and increased purchased power because, as a result of the February 17, 1999 boiler explosion, the 476-megawatt Hawthorn Generating Station's Unit No. 5 (Hawthorn 5) was unavailable. Missouri rate reduction accruals decreased EPS by $0.01. Partially offsetting these decreases were the positive effects on EPS of decreased administrative and general operating expenses and continued load growth.

Excluding merger expenses, EPS for the twelve-month period increased primarily due to increased revenues resulting from more favorable weather during the twelve-month period and continued load growth. EPS also increased for the twelve-month period as a result of decreased administrative and general operating expenses ($0.05 per share) and interest expense on long-term debt ($0.05 per share). Partially offsetting these increases in EPS were the effects on EPS of decreased subsidiary income ($0.14), rate reductions approved by the KCC ($0.11), the rate reduction approved by the MPSC ($0.01) and increased depreciation expense ($0.05).

Merger expenses for the three months ended March 31, 1999, were $0.3 million compared to $5.3 million ($0.09 per share) for the three months ended March 31, 1998. Merger expenses for the twelve months ended March 31, 1999, reduced EPS by ($0.11) compared to ($0.16) for the twelve months ended March 31, 1998.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                                  For the Periods Ended
                             March 31, 1999 versus March 31, 1998
                                Three Months    Twelve Months
                              Mwh  Revenues    Mwh  Revenues
                                    Increase (decrease)
Retail Sales:
 Residential                   3 %  $     1     9 %   $   21
 Commercial                    4 %        2     5 %       13
 Industrial                    2 %        -     5 %        4
 Other                         2 %        -     8 %       (2)
   Total Retail                3 %        3     6 %       36
Sales for Resale:
 Bulk Power Sales            (44)%       (8)  (13)%        1
 Other                         4 %        -     3 %        -
   Total                                 (5)              37
 Other revenues                           -                -
   Total Operating
    Revenues                        $    (5)          $   37

On April 13, 1999, a stipulation and agreement among KCPL, the MPSC staff and public counsel was approved by the MPSC. The essential components of the stipulation are as follows:

- Commencing with electric service provided on or after March 1, 1999, KCPL will reduce its annual Missouri electric revenues by 3.2%, or about $15 million.
- The parties will not file a request for an increase or decrease in KCPL's rates, or for a refund of those rates, before the earlier of September 1, 2001, or the closing of the KCPL/Western Resources merger; such rates would not be effective before the earlier of March 1, 2002, or one year after closing of the merger.
- In the merger case, staff and public counsel reserve the right to recommend a rate reduction upon closing of the merger as a condition of Commission approval of an alternative regulatory plan. They also reserve the right to recommend rate reductions that would be effective no sooner than one year after closing of the merger.

Effective March 1, 1999, we began accruing the 3.2% rate reduction for refund to Missouri retail customers. We will refund to Missouri retail customers the amounts accrued from March 1, 1999, through August 1, 1999, the implementation date. Revenues for the three- and twelve-month periods were reduced by about $1 million as a result of the Missouri rate reduction.

The KCC approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, we accrued $14.2 million during 1998 for refund to customers. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million we accrued during 1998 plus the amount that we accrued for January and February 1999. The KCC rate settlement agreement reduced revenues by $14 million for the twelve months ended March 31, 1999, and $3 million for the twelve months ended March 31, 1998.

The Kansas rate refund accruals applied to customers' accounts in 1999 and seasonally lower retail sales in March 1999 versus December 1998, resulted in a lower accounts receivable balance for electric customers at March 31, 1999, compared with December 31, 1998.

Even though weather was milder for the three-month period, retail mwh sales increased 3% primarily due to continued load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers.

Retail mwh sales for the twelve-month period increased 6% while retail revenues increased 4%. The MPSC and KCC rate reductions decreased revenues for the twelve-month period, partially offsetting increased revenues from increased retail mwh sales driven by warmer than normal summer weather in 1998 and continued load growth.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. The explosion at Hawthorn 5 on February 17, 1999, resulted in reduced bulk power mwh sales for the three-month period. The 1999 explosion and the 1998 outage due to a ruptured steam pipe at Hawthorn 5 resulted in decreased bulk power mwh sales for the twelve-month period. Outages at the LaCygne 1 and 2 generating units in the second quarter of 1997 and the extended 1997 Wolf Creek outage contributed to reduced bulk power mwh sales for the twelve-months ended March 31, 1998.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

Combined fuel and purchased power expenses for the three-month period decreased 5% while total mwh sales (total of retail and sales for resale) decreased by 10%. The unavailability of Hawthorn 5 contributed to increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn 5. The cost per mwh for purchased power was significantly higher than the fuel cost per mwh of generation.

Combined fuel and purchased power expenses for the twelve-month period increased 7% while total mwh sales increased 2%. This difference is largely due to increased purchased power expenses during the twelve-month period.

Nuclear fuel costs per MMBTU remained substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU decreased 4% for the twelve-month period. Nuclear fuel costs per MMBTU averaged about 60% of the MMBTU price of coal for the twelve months ended March 31, 1999, and March 31, 1998. We expect the price of nuclear fuel to remain fairly constant through the year 2001. During the twelve months ended March 31, 1999, fossil plants represented about 69% of total generation and the nuclear plant about 31%. For the twelve months ended March 31, 1998, fossil plants represented about 75% of total generation and the nuclear plant about 25%.

The cost of coal burned declined 3% for the twelve-month period.
KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses for the three- and twelve-month periods declined slightly due largely to decreased administrative and general expenses and, as a result of the February 17, 1999, boiler explosion, decreased maintenance expenses at Hawthorn
5. Partially offsetting these decreased expenses for the three-month period, maintenance expenses increased at LaCygne 2 due to a Spring 1999 scheduled outage. The decreased administrative and general expenses for the twelve-month period were partially offset by increased maintenance expenses incurred during outages at Hawthorn 5, as well as LaCygne 1 in 1998 and LaCygne 2 in 1999. The twelve-month period also reflected decreased write-offs of uncollectible customer accounts and decreased Wolf Creek non-fuel operations expenses.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to provide increased efficiencies and improved operations. Through the use of cellular technology, more than 90% of KCPL's customer meters are read automatically.

DEPRECIATION

The increase in depreciation expense for the three- and twelve-month periods reflected normal increases in depreciation from capital additions. Additionally, the twelve-month period reflected the implementation of the KCC settlement agreement, effective January 1, 1998, which authorized a $2.8 million annual increase in depreciation expense.

TAXES

Operating income taxes increased $9 million for the twelve-month period reflecting higher taxable operating income.

Components of general taxes:
                         Three months ended    Twelve months ended
                              March 31            March 31
                           1999      1998      1999      1998
                                      (thousands)
Property                 $ 10,741  $ 11,358  $ 40,781  $ 43,128
Gross receipts              8,912     8,613    42,439    40,502
Other                       2,158     2,197    10,009     9,143
      Total              $ 21,811  $ 22,168  $ 93,229  $ 92,773

Property taxes decreased in the three-month period, primarily reflecting changes in Kansas tax law which reduced the mill levy rates. Property taxes decreased in the twelve-month period, reflecting changes in Kansas tax law which reduced the mill levy rates and lower Missouri and Kansas property tax assessed valuations in 1998. Gross receipts taxes increased in the three- and twelve-month periods reflecting higher billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations:

                        Three months ended   Twelve months ended
                             March 31              March 31
                         1999       1998       1999       1998
                                       (millions)
Miscellaneous income
 and (deductions)-net* $(8.1)     $(1.0)    $(29.2)    $(13.6)
Income taxes            11.4        8.7       42.9       36.0
Interest charges        (3.0)      (3.6)     (13.0)     (14.2)
       Net income      $ 0.3      $ 4.1     $  0.7     $  8.2

KLT's operations for the three-month period were affected by the following significant factors:

- Net income of approximately $2 million for the three months ended March 31, 1998, related to KLT Power Inc. (sold in July 1998).
- A $3 million equity loss recorded for the three months ended
  March 31, 1999, on an investment in Digital Teleport, Inc. (DTI), a company developing a midwest regional fiber optic network.
- A $2 million loss from an equity investment in an oil and gas company.

KLT's operations for the twelve-month period were affected by the following significant factors:

- The $2 million loss from an equity investment in an oil and gas company.
- A $12 million equity loss recorded on an investment in DTI.
- The $4 million gain on the sale of the common stock of KLT Power
  Inc.
- A $6 million write down of its investment in a power station in China.

Miscellaneous income and (deductions) - net includes the following significant items:

                        Three months ended   Twelve months ended
                             March 31              March 31
                          1999       1998       1999       1998
                                       (millions)
 Merger-related expenses $ (0.3)     $(5.3)     $ (9.6)   $(11.6)
*From table above          (8.1)      (1.0)      (29.2)    (13.6)
 Other                     (2.1)      (1.4)       (5.6)     (3.6)
  Total Miscellaneous
   income and
   (deductions) - net    $(10.5)     $(7.7)     $(44.4)   $(28.8)

Other Miscellaneous income and (deductions) - net for the three- and twelve-month periods was affected by a $2 million write-off to comply with an AICPA Statement of Position (SOP) regarding start-up activities.

Other Income and (Deductions) - Income taxes for the three- and twelve-month periods reflect the tax impact on total miscellaneous income and (deductions) - net. Additionally, we accrued tax credits of $7 million for the three months ended March 31, 1999, and $6 million for the three months ended March 31, 1998, or one-fourth of the total expected annual credits related to KLT's investments in affordable housing limited partnerships as well as in oil and gas. We accrued tax credits of $26 million for the twelve months ended March 31, 1999, and $23 million for the twelve months ended March 31, 1998.

INTEREST CHARGES

Long-term debt interest expense decreased for the three- and twelve-month periods, reflecting lower average levels of outstanding long-term debt. The lower average levels of debt reflect scheduled debt repayments made by KCPL and lower average levels of debt by KLT on its bank credit agreement.

Interest expense of mandatorily redeemable Preferred Securities reflects interest charges incurred on the $150 million of 8.3% preferred securities issued in April 1997.

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

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 19% of its accredited generating capacity, excluding the Hawthorn 5 generating unit from KCPL's accredited generating capacity. The plant's operating performance has remained strong, contributing about 28% of the annual mwh generation while operating at an average capacity of 94% over the last three years. Wolf Creek has the lowest fuel cost per MMBTU of any of KCPL's generating units.

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced.

Wolf Creek's tenth refueling and maintenance outage, estimated to be a 40-day outage, began April 3, 1999, and was completed May 9, 1999.
The 36-day outage was the shortest refueling and maintenance outage in Wolf Creek's history.

Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). The extended length of the ninth outage was caused by several equipment problems. Actual costs of the 1997 outage were $6 million in excess of the estimated and accrued costs for the outage.

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

ENVIRONMENTAL MATTERS

KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner, as well as prior owners since the time of contamination.

We continually conduct environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet new and future environmental laws and regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities (see Note 7 to the Consolidated Financial Statements).

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue resulted from computer systems and applications using two digits instead of four to define the year. Computer programs with date-sensitive software could recognize the date of "00" as the Year 1900 rather than the Year 2000. Unless corrected, some computer systems and applications could incorrectly process information resulting in miscalculations or system disruptions.

We have assessed the potential of the Year 2000 Issue on KCPL's Information Technology (IT) and non-IT processes and operations. Beginning in 1997, we established a Year 2000 team responsible for evaluating, identifying and correcting problems in all critical computer software, hardware and embedded systems. We utilized both internal and external resources in this process. Because we have invested approximately $62 million in new Year 2000 ready technologies over the past several years, we identified fewer issues than some companies.

The assessment of all of KCPL's major systems impacted by the Year 2000 Issue has been completed and remediation efforts are well underway. The Control System at one power plant is currently running with the date set beyond January 1, 2000, and we expect Control Systems at KCPL's other plants to be advanced by mid-1999. We have substantially completed readiness efforts for KCPL's major processes with the exception of the new customer information system. We expect the implementation and testing of the new customer information system to be completed by mid-1999.

On an ongoing basis, we are sharing information with other electric industry organizations, such as the Electric Power Research Institute, in order to adequately anticipate and plan for potential problems. We participated in an industry-wide drill April 9, 1999, coordinated by the North American Electric Reliability Council (NERC). The drill simulated partial loss of telecommunications and found that our contingency procedures and backup systems worked well. We will participate in another industry-wide drill, to be coordinated by NERC, scheduled for September 9, 1999, which will be a "dress rehearsal" for the transition to Year 2000. The monitoring phase of KCPL's Year 2000 project will continue through at least the first quarter of 2000. We believe the total costs of the assessment, remediation, testing and monitoring efforts will be approximately $7 million. These costs are expensed as incurred.

Regarding the Wolf Creek Nuclear Generating Station, we believe we are in compliance with the Nuclear Regulatory Commission's Year 2000 regulations and will file the required status response with the Commission before July 1, 1999. The Commission performed an on-site audit of Wolf Creek's Year 2000 project plans in November 1998, and no areas of concern were identified. Control systems at Wolf Creek utilize analog components that are not date-sensitive which mitigates Year 2000 concerns about critical operations of the plant. We expect all assessments of affected systems will be completed by the end of the second quarter in 1999, with remediation being completed by the end of the third quarter. The Commission guidelines are being followed in the development of contingency plans.

We initiated communications with all large suppliers and customers to evaluate KCPL's vulnerability to the failure of others to remediate their Year 2000 Issues. While no major issues have been discovered, we cannot be certain their systems will not impact KCPL's operations. Thus, we have developed a number of contingency plans to mitigate potential problems with third party failures.

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

We are addressing this and other potential Year 2000 risks by implementing a number of action plans, including:
  - Participating in operating contingency plans and drills developed by the Southwest Power Pool and the North American Electric Reliability Council.
  - Implementing and testing radio communication for personnel manning critical operation points.
  - Testing functional emergency radio systems, and ensuring they are operational for generating stations.
  - Working with local authorities and testing systems to establish a means of communicating if telephones are not available.
  - Ensuring readiness to execute the generation and systems black start procedures.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at March 31, 1999 included cash flows from operations and $251 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $180 million and KLT's bank credit agreement of $71 million. Cash and cash equivalents decreased by $30 million from December 31, 1998 to March 31, 1999, primarily due to dividend payments.

By applying the Kansas rate refund accrual to the balances of Kansas customers' electric accounts receivable during the three months ended March 31, 1999, we reduced electric customer accounts receivable and other current liabilities at March 31, 1999, compared to the December 31, 1998 balances. This resulted in minimal impact on cash flows from operating activities in the three- and twelve-month periods.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations, such as the refunds to Kansas customers that will mainly reduce April 1999 cash receipts below normal levels. Cash from operating activities decreased for the three-month period primarily due to decreased net income, other receivables and non-cash expenses. The majority of the decrease in non-cash expenses for the three-month period was due to decreases in deferred income taxes. Partially offsetting these decreases were increases in non-cash expenses due to the Missouri rate refunds, accrued but not refundable until August 1999, and increases in losses from equity investments.

Cash from operating activities increased for the twelve-month period reflecting increased net income and non-cash expenses. The increased non-cash expenses were primarily due to increased depreciation and amortization expenses, increased losses incurred on equity investments and an increased refueling outage accrual. Partially offsetting these increases were decreases in deferred income taxes. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Accrued taxes increased from December 31, 1998, to March 31, 1999, mainly due to the timing of income tax and property tax payments.

Cash used in investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities decreased for the twelve months ended March 31, 1999, reflecting the proceeds from the sale of the common stock of KLT Power Inc. Cash used for investing activities during the twelve months ended March 31, 1998 reflected the proceeds received in 1997 from the sale of streetlights to the City of Kansas City, Missouri.

Cash used for financing activities decreased for the three-month period primarily because no debt repayments were scheduled during the three months ended March 31, 1999, whereas $51 million in repayments were made in the three months ended March 31, 1998. Cash used for financing activities increased for the twelve-month period due to the effect of KCPL Financing I, a wholly-owned subsidiary of KCPL, issuing $150 million of preferred securities in April 1997, which decreased cash used for financing activities for the twelve months ended March 31, 1998.

KCPL's common dividend payout ratio was 89% for the twelve months ended March 31, 1999, and 98% for the twelve months ended March 31, 1998.

We expect to meet day-to-day operations, utility construction requirements and dividends with internally-generated funds. KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see discussion below). The funds needed to retire $394 million of maturing debt through the year 2003 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

On February 17, 1999, an explosion occurred at Hawthorn 5. The boiler was not operating at the time, and there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that the damage was caused by an explosion of accumulated gas in the boiler's firebox. KCPL has insurance coverage for this type of event, with limits of $300 million. Work has begun to dismantle the damaged boiler.

As a result of the explosion, we estimate a net increase in expense of between $6.5 million and $11.5 million (before tax) for the year 1999. These expenses assume normal weather and operating conditions and include the effect of increased net replacement power costs, reduced bulk power sales and reduction of certain operating and maintenance expenses. We will continue to evaluate any impact on future years.
We do not anticipate rate increases as a result of the explosion.

We are evaluating several alternatives for replacing the power generated by Hawthorn 5 and are confident that we can secure sufficient power to meet the energy needs of KCPL's customers during this summer and beyond. Even prior to the explosion, we were finalizing contracts to bring on line an additional 294 megawatts of capacity by the summer of 2000 in addition to Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine, projected to be placed into commercial operation during the spring of 1999. We also plan to permanently replace the lost capacity at Hawthorn and are exploring size, fuel source and technology alternatives.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Kansas City Power & Light Co. v. Western Resources, Inc., et al.

In Kansas City Power & Light Co. v. Western Resources, Inc., et al . (previously discussed in the Company's Form 10-K for the year ended December 31, 1998), the United States Court of Appeals for the Eighth Circuit upheld on March 17, 1999 the District Court's award of approximately $500,000 in attorneys' fees. The Company does not intend to pursue this matter further.

Merger Regulatory Proceedings

The Amended Merger Agreement with Western Resources continues to be subject to regulatory and governmental approvals including the Missouri Public Service Commission (MPSC), the Kansas Corporation Commission (KCC) and the Federal Energy Regulatory Commission (FERC). Merger hearings before the KCC began May 3, 1999, and the hearings before the MPSC are scheduled to begin on July 26, 1999. The orders in those two proceedings are expected this fall. The FERC hearing is scheduled to begin October 25, 1999. Unless a settlement is reached with the FERC, an order is not expected until the
first quarter of 2000.   (For more information on merger, see
Note 1 to the Notes to Consolidated Financial Statements on page 8 of this Form 10-Q).

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 27 Financial Data Schedule (for the three months ended Mach 31, 1999).

Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on January 27, 1999, with attached
Stipulation and Agreement entered into January 26, 1999, by and among Kansas City Power & Light Company, Staff of the
Missouri Public Service Commission and Office of Public
Counsel.

A report on Form 8-K was filed with the Securities and Exchange Commission on February 19, 1999, with attached press release reporting on an explosion that occurred at the Company's Hawthorn Generating Station.

A report on Form 8-K was filed with the Securities and Exchange Commission on March 2, 1999, with attached press release concerning the Company's insurance coverage at its Hawthorn Generating Station.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         KANSAS CITY POWER & LIGHT COMPANY

Dated:  May 13, 1999     By:  /s/Drue Jennings
                                (Drue Jennings)
                                (Chief Executive Officer)


Dated:  May 13, 1999     By:  /s/Neil Roadman
                                (Neil Roadman)
                                (Principal Accounting Officer)