Form 10-Q
period 1999-06-30
KANSAS CITY POWER & LIGHT CO
filed 1999-08-12
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                                  OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 11, 1999, was 61,898,020 shares.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

                                                       June 30     December 31
                                                        1999          1998
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,598,874    $3,576,490
 Less-accumulated depreciation                         1,428,492     1,410,773
    Net utility plant in service                       2,170,382     2,165,717
 Construction work in progress                           107,874       110,528
 Nuclear fuel, net of amortization of
  $99,424 and $105,661                                    33,905        40,203
    Total                                              2,312,161     2,316,448

REGULATORY ASSET - RECOVERABLE TAXES                     109,000       109,000

INVESTMENTS AND NONUTILITY PROPERTY                      370,687       343,247

CURRENT ASSETS
 Cash and cash equivalents                                14,372        43,213
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $1,751 and $1,886                                  48,540        31,150
 Other receivables                                        29,955        38,981
 Fuel inventories, at average cost                        22,525        18,749
 Materials and supplies, at average cost                  45,182        45,363
 Deferred income taxes                                       771         4,799
 Other                                                     8,524         5,926
    Total                                                169,869       188,181

DEFERRED CHARGES
 Regulatory assets                                        36,144        26,229
 Other deferred charges                                   25,355        29,259
    Total                                                 61,499        55,488

    Total                                             $3,023,216    $3,012,364


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $1,814,528    $1,880,147
CURRENT LIABILITIES
 Notes payable to banks                                   14,748        10,000
 Commercial paper                                         94,900             0
 Current maturities of long-term debt                    190,441       163,630
 Accounts payable                                         54,318        61,764
 Accrued taxes                                            29,759        15,625
 Accrued interest                                         13,575        23,380
 Accrued payroll and vacations                            20,832        21,684
 Accrued refueling outage costs                            1,978        12,315
 Other                                                    19,089        28,874
     Total                                               439,640       337,272

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   606,328       625,426
 Deferred investment tax credits                          56,568        58,786
 Other                                                   106,152       110,733
    Total                                                769,048       794,945

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

   Total                                              $3,023,216    $3,012,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization

                                                       June 30     December 31
                                                        1999          1998
                                                            (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      427,449       443,699
 Accumulated other comprehensive income
   Unrealized gain on securities available for sale        2,565            74
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          878,043       891,802
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.18%* - 500,000 shares issued                         50,000        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           89,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-2008, 6.96% and
       6.95% weighted-average rate                       296,500       338,500
    3.69%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Environmental Improvement Revenue Refunding Bonds
    4.03%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-08, 8.34%
       and 8.42% weighted-average rate                    44,915        54,775
    Other Long-Term Notes                                    740           740
          Total                                          697,423       749,283
          Total                                       $1,814,528    $1,880,147

*  Variable rate securities, weighted-average rate as of June 30, 1999

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Three Months Ended June 30                    1999          1998
                                                 (thousands)
ELECTRIC OPERATING REVENUES                 $216,947      $239,502

OPERATING EXPENSES
 Operation
   Fuel                                       24,373        35,888
   Purchased power                            18,656        14,813
   Other                                      49,139        46,686
 Maintenance                                  13,449        16,507
 Depreciation                                 29,838        28,750
 Income taxes                                 18,438        23,559
 General taxes                                22,091        22,033
    Total                                    175,984       188,236

OPERATING INCOME                              40,963        51,266

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                       623           890
 Miscellaneous income and
  (deductions) - net                         (11,758)       (6,156)
 Income taxes                                 12,431        10,617
    Total                                      1,296         5,351

INCOME BEFORE INTEREST CHARGES                42,259        56,617

INTEREST CHARGES
 Long-term debt                               12,924        14,431
 Short-term debt                               1,069            76
 Mandatorily redeemable Preferred
  Securities                                   3,112         3,112
 Miscellaneous                                   691         1,030
 Allowance for borrowed funds
  used during construction                      (675)         (588)
    Total                                     17,121        18,061

 Net income                                   25,138        38,556
 Preferred stock
  dividend requirements                          944           967
 Earnings available for
  common stock                               $24,194       $37,589

Average number of common
 shares outstanding                           61,898        61,873
Basic and diluted earnings
 per common share                              $0.39         $0.60
Cash dividends per
 common share                                 $0.415        $0.405

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Year to Date June 30                          1999          1998
                                                 (thousands)
ELECTRIC OPERATING REVENUES             $    407,681  $    435,137

OPERATING EXPENSES
 Operation
   Fuel                                       55,411        71,585
   Purchased power                            29,314        23,044
   Other                                      94,221        93,689
 Maintenance                                  30,790        32,245
 Depreciation                                 59,497        57,381
 Income taxes                                 27,648        31,796
 General taxes                                43,902        44,201
    Total                                    340,783       353,941

OPERATING INCOME                              66,898        81,196

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     1,686         1,823
 Miscellaneous income and
  (deductions) - net                         (22,298)      (13,833)
 Income taxes                                 24,674        20,364
    Total                                      4,062         8,354

INCOME BEFORE INTEREST CHARGES                70,960        89,550

INTEREST CHARGES
 Long-term debt                               26,255        29,370
 Short-term debt                               1,138           167
 Mandatorily redemmable Preferred
  Securities                                   6,225         6,225
 Miscellaneous                                 1,728         2,107
 Allowance for borrowed funds
  used during construction                    (1,407)       (1,241)
    Total                                     33,939        36,628

 Net income                                   37,021        52,922
 Preferred stock
  dividend requirements                        1,891         1,957
 Earnings available for
  common stock                               $35,130       $50,965

Average number of common
 shares outstanding                           61,898        61,873
Basic and diluted earnings
 per common share                              $0.57         $0.82
Cash dividends per
 common share                                  $0.83         $0.81

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Twelve Months Ended June 30                   1999          1998
                                                 (thousands)
ELECTRIC OPERATING REVENUES             $    911,485  $    920,916

OPERATING EXPENSES
 Operation
   Fuel                                      127,175       141,881
   Purchased power                            69,888        53,369
   Other                                     189,523       194,125
 Maintenance                                  69,543        66,557
 Depreciation                                117,568       112,706
 Income taxes                                 74,634        80,543
 General taxes                                93,287        92,780
    Total                                    741,618       741,961

OPERATING INCOME                             169,867       178,955

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,679         3,237
 Miscellaneous income and
  (deductions) - net                         (49,966)      (30,051)
 Income taxes                                 50,292        43,303
    Total                                      4,005        16,489

INCOME BEFORE INTEREST CHARGES               173,872       195,444

INTEREST CHARGES
 Long-term debt                               53,897        57,524
 Short-term debt                               1,266           379
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 4,078         6,815
 Allowance for borrowed funds
  used during construction                    (2,640)       (2,209)
    Total                                     69,051        74,959

 Net income                                  104,821       120,485
 Preferred stock
  dividend requirements                        3,818         3,832
 Earnings available for
  common stock                              $101,003      $116,653

Average number of common
 shares outstanding                           61,896        61,884
Basic and diluted earnings
 per common share                       $       1.63  $       1.89
Cash dividends per
 common share                           $       1.66  $       1.62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Year to Date June 30                             1999        1998
                                                   (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   37,021  $   52,922
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   59,497      57,381
 Amortization of:
  Nuclear fuel                                   7,129       9,499
  Other                                          6,035       4,541
 Deferred income taxes (net)                   (16,479)      6,325
 Investment tax credit amortization             (2,218)     (2,281)
 Fuel contract settlement                      (13,391)          0
 Losses from equity investments                 10,691       1,896
 Kansas rate refund accrual                    (14,200)      6,640
 Missouri rate refund accrual                    4,989           0
 Allowance for equity funds used
   during construction                          (1,686)     (1,823)
 Other operating activities (Note 2)           (27,858)      5,525

  Net cash from operating activities            49,530     140,625

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                  (58,811)    (48,409)
 Allowance for borrowed funds used
   during construction                          (1,407)     (1,241)
 Purchases of investments                      (17,744)    (31,251)
 Purchases of nonutility property              (18,473)     (6,867)
 Other investing activities                     (2,481)      8,890

  Net cash from investing activities           (98,916)    (78,878)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                     10,889       9,405
 Repayment of long-term debt                   (35,938)    (63,225)
 Net change in short-term borrowings            99,648       2,207
 Dividends paid                                (53,271)    (52,158)
 Other financing activities                       (783)     (2,116)

  Net cash from financing activities            20,545    (105,887)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (28,841)    (44,140)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    43,213      74,098
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $14,372     $29,958

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $44,365     $40,153
Income taxes                                   $17,870          $0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Twelve Months Ended June 30                      1999        1998
                                                   (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $  104,821  $  120,485
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  117,568     112,706
 Amortization of:
  Nuclear fuel                                  16,776      16,335
  Other                                         10,565       8,732
 Deferred income taxes (net)                   (25,272)     13,556
 Investment tax credit amortization             (4,408)     (4,018)
 Fuel contract settlement                      (13,391)          0
 Losses from equity investments                 20,478       4,119
 Deferred merger costs                               0       5,597
 Kansas rate refund accrual                     (6,640)      6,640
 Missouri rate refund accrual                    4,989           0
 Allowance for equity funds used
   during construction                          (3,679)     (3,237)
 Other operating activities (Note 2)           (10,239)     (4,848)

  Net cash from operating activities           211,568     276,067

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (129,942)   (106,088)
 Allowance for borrowed funds used
   during construction                          (2,640)     (2,209)
 Purchases of investments                      (41,647)    (49,152)
 Purchases of nonutility property              (34,217)    (16,759)
 Sale of KLT Power                              53,033           0
 Sale of streetlights                                0      21,500
 Other investing activities                     (3,363)      8,739

  Net cash from investing activities          (158,776)   (143,969)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                      8,890      21,337
 Repayment of long-term debt                   (75,393)    (65,250)
 Net change in short-term borrowings           106,198       2,050
 Dividends paid                               (106,588)   (104,159)
 Other financing activities                     (1,485)        864

  Net cash from financing activities           (68,378)   (145,158)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (15,586)    (13,060)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    29,958      43,018
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                          $14,372     $29,958

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)           $75,908     $74,645
Income taxes                                   $42,658     $22,385

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income


                                                 Three Months Ended             Year to Date              Twelve Months Ended
                                                      June 30                      June 30                      June 30
                                                  1999         1998           1999         1998            1999         1998
                                                                                 (thousands)
Net income                                    $  25,138    $  38,556      $  37,021    $  52,922        $ 104,821    $ 120,485

Other comprehensive income (loss):
   Unrealized gain (loss) on
     securities available for sale                3,167       (1,774)         3,900        1,654             (669)      (3,290)

   Income tax benefit (expense)                  (1,144)         642         (1,409)        (599)             244        1,195

   Net unrealized gain (loss) on
     securities available for sale                2,023       (1,132)         2,491        1,055             (425)      (2,095)


Comprehensive Income                          $  27,161    $  37,424      $  39,512    $  53,977        $ 104,396    $ 118,390

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






Consolidated Statements of Retained Earnings


                                                 Three Months Ended             Year to Date              Twelve Months Ended
                                                      June 30                     June 30                      June 30
                                                 1999         1998            1999         1998            1999         1998
                                                                                (thousands)
Beginning Balance                               $ 428,948    $ 416,678      $ 443,699    $ 428,452      $ 429,216    $ 412,890
Net Income                                         25,138       38,556         37,021       52,922        104,821      120,485
                                                  454,086      455,234        480,720      481,374        534,037      533,375
Dividends Declared
  Preferred stock - at required rates                 949          960          1,896        2,041          3,835        3,908
  Common stock                                     25,688       25,058         51,375       50,117        102,753      100,251
Ending Balance                                  $ 427,449    $ 429,216      $ 427,449    $ 429,216      $ 427,449    $ 429,216

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

On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement provides for the combination of the regulated electric utilities of KCPL and Western Resources into Westar Energy, a new company, using purchase accounting. Westar Energy would be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. KCPL shareholders would receive for each share of KCPL's stock one share of Westar Energy common stock and a fraction of a share of Western Resources common stock. The value of such transaction to KCPL shareholders cannot be determined until twenty days prior to closing. The Amended Agreement also requires KCPL to redeem all outstanding shares of cumulative preferred stock before consummation of the proposed transaction.

On July 30, 1998, KCPL's and Western Resources' shareholders approved the Amended Agreement at special meetings of shareholders. However, the transaction is still subject to several other closing conditions and approvals by a number of regulatory and governmental agencies on terms and conditions that would not have a material effect on Western Resources, including
  1. Missouri Public Service Commission (MPSC) Approval
     A stipulation and agreement entered into by KCPL, Western
     Resources, MPSC Staff, Office of Public Counsel and Missouri
     Department of Natural Resources was filed with the MPSC on July
     19, 1999.  The most significant provisions provide:
     - that the parties will not file a request for a change in Missouri electric rates or a refund of those rates for three years beginning with the closing of the merger.
     - a $5 million refund to Missouri retail customers one year following the closing.
     - no recovery of the acquisition premium or transaction costs.
     - discontinuance of use of the KCPL name and logo in connection with unregulated products and services eighteen months after closing.
     An order in this proceeding is expected in the third quarter of 1999.
  2. Kansas Corporation Commission (KCC) Approval
     Merger hearings in Kansas concluded on May 20, 1999. During the hearings, KCPL, Western Resources, KCC Staff, City of Topeka and
     IBEW 304 filed a stipulation and agreement with the KCC. Other parties in the case opposed the stipulation as filed. The most significant provisions include:
     - the inclusion of $300 million of the acquisition premium in rate base.
     - that the parties will not file a request for a change in Kansas electric rates or a refund of those rates for four years beginning with the closing of the merger.
     - three rebates to Kansas retail customers of $15 million each occurring on July 1, 2001, July 1, 2002 and July 1, 2003.
     On August 11, 1999, the KCC apparently rejected this stipulation. However, an order is still expected in the third quarter of 1999.
  3. Federal Energy Regulatory Commission (FERC) Approval
     Hearings are scheduled to begin October 25, 1999. Unless a settlement is reached with the FERC, an order is not expected until the first quarter of 2000 at the earliest. We are currently engaged in settlement discussions with the FERC staff and intervenors.
We cannot predict when or if the closing conditions will be met. If the merger has not closed by December 31, 1999 or if the average stock price is below $29.78 for a twenty-day period just prior to closing, either party may terminate the Amended Agreement.

If the Amended Agreement is terminated under other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine before termination, a payment of $50 million will be due Western Resources. Under certain circumstances, if KCPL determines not to consummate its merger into Westar Energy due to its inability to receive a favorable tax opinion from its legal counsel, it must pay Western Resources $5 million. Western Resources will pay
KCPL $5 million to $35 million if the Amended Agreement is terminated and all closing conditions are satisfied other than conditions relating to Western Resources receiving a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                    Year to Date     Twelve Months Ended
                                     1999     1998      1999      1998
Cash flows affected by changes                 (thousands)
in:
    Receivables                  $ (8,364) $(18,624) $  2,362  $(19,960)
    Fuel inventories               (3,776)   (3,923)   (4,778)    1,095
    Materials and supplies            181       837       560     1,390
    Accounts payable               (7,446)  (13,003)    9,753   (14,135)
    Accrued taxes                  14,134    35,820    (7,733)   25,911
    Accrued interest               (9,805)   (3,320)   (5,465)      420
    Wolf Creek refueling outage
     accrual                      (10,337)    5,190    (4,876)   (4,803)
Other                              (2,445)    2,548       (62)    5,234
         Total                   $(27,858) $  5,525  $(10,239) $ (4,848)

3.  SECURITIES AVAILABLE FOR SALE

Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses) reported as a separate component of comprehensive income.

The cost of securities available for sale held by KLT Inc. (KLT) as of June 30, 1999 and December 31, 1998 was $4.8 million. Accumulated net unrealized gains were $2.6 million at June 30, 1999, and $0.1 million at December 31, 1998.

4.  EQUITY METHOD INVESTMENTS

We use the equity method to account for equity investments when management can exert influence over the operations of the investee.
We had equity method investments, excluding affordable housing limited partnerships, of approximately $70 million at June 30, 1999. The following companies, which we account for as equity method investments, had total assets of $578 million at June 30, 1999 and a combined net loss of $14 million for the six months ended June 30, 1999. KCPL's wholly-owned subsidiaries held ownership percentages in these companies at June 30, 1999, as follows:

KLT
-    Kansas City Downtown Hotel Group, L.L.C., 25%
-    DTI Holdings, Inc., 47%
-    Nationwide Electric, Inc., 57%
-    Lyco Energy Corporation, 30%
-    Custom Energy, L.L.C., 47%
-    Custom Lighting Services L.L.C., 50%
Home Service Solutions Inc. (HSS)
-    R.S. Andrews Enterprises, Inc., 45%

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

                     Electric                   Intersegment Consolidated
                    Operations KLT Inc.  Other  Eliminations    Totals
  Three Months Ended                   (thousands)
   June 30, 1999
Electric Operating
 Income (a)         $ 40,963                                    $ 40,963
Miscellaneous
 income (b)            4,221 $ (1,436)  $  491    $  1,003         4,279
Miscellaneous
 deductions (c)       (7,077)  (8,165)    (795)          -       (16,037)
Income taxes on
 Other Income and
 (Deductions)            442   11,914       75           -        12,431
Interest Charges     (14,034)  (3,087)       -           -       (17,121)
Net income(loss)      25,138     (774)    (229)      1,003        25,138
  Three Months Ended
   June 30, 1998
Electric Operating
 Income (a)         $ 51,266                                    $ 51,266
Miscellaneous
 income (b)            5,611 $  8,824             $ (2,769)       11,666
Miscellaneous
 deductions (c)       (6,140) (11,682)                   -       (17,822)
Income taxes on
 Other Income and
 (Deductions)          1,435    9,182                    -        10,617
Interest Charges     (14,506)  (3,555)                   -       (18,061)
Net income            38,556    2,769               (2,769)       38,556
  Six Months Ended
   June 30, 1999
Electric Operating
 Income (a)         $ 66,898                                    $ 66,898
Miscellaneous
 income (b)            9,096 $ (2,520)  $  987    $  1,748         9,311
Miscellaneous
 deductions (c)      (13,465) (15,190)  (2,954)          -       (31,609)
Income taxes on
 Other Income and
 (Deductions)            626   23,343      705           -        24,674
Interest Charges     (27,820)  (6,119)       -           -       (33,939)
Net income            37,021     (486)  (1,262)      1,748        37,021

                     Electric                   Intersegment Consolidated
                    Operations KLT Inc.  Other  Eliminations    Totals
  Six Months Ended                     (thousands)
   June 30, 1998
Electric Operating
 Income (a)         $ 81,196                                    $ 81,196
Miscellaneous
 income (b)           11,846 $ 19,122             $ (6,917)       24,051
Miscellaneous
 deductions (c)      (14,890) (22,994)                   -       (37,884)
Income taxes on
 Other Income and
 (Deductions)          2,455   17,909                    -        20,364
Interest Charges     (29,508)  (7,120)                   -       (36,628)
Net income            52,922    6,917               (6,917)       52,922
  Twelve Months Ended
   June 30, 1999
Electric Operating
 Income (a)         $169,867                                    $169,867
Miscellaneous
 income (b)           19,058 $  3,604   $1,720    $  4,179        28,561
Miscellaneous
 deductions (c)      (35,071) (39,569)  (3,887)          -       (78,527)
Income taxes on
 Other Income and
 (Deductions)          3,865   45,644      783           -        50,292
Interest Charges     (56,577) (12,474)       -           -       (69,051)
Net income(loss)     104,821   (2,795)  (1,384)      4,179       104,821
  Twelve Months Ended
   June 30, 1998
Electric Operating
 Income (a)         $178,955                                    $178,955
Miscellaneous
 income (b)           21,950 $ 35,163             $ (8,314)       48,799
Miscellaneous
 deductions (c)      (29,229) (49,621)                   -       (78,850)
Income taxes on
 Other
 Other Income and
 (Deductions)          6,086   37,217                    -        43,303
Interest Charges     (60,514) (14,445)                   -       (74,959)
Net income           120,485    8,314               (8,314)      120,485

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, and losses from equity investments.
(c)  Includes nonregulated expenses and merger-related expenses.

                            Identifiable Assets
                      June 30, 1999     December 31, 1998
                                (thousands)
Electric Operations    $  2,853,728     $  2,831,052
KLT Inc.                    297,138          310,750
Other                        36,302           24,239
Intersegment
 Eliminations              (163,952)        (153,677)

   Consolidated Totals $  3,023,216     $  3,012,364

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

     To achieve these proposed reductions, KCPL would need to incur significantly higher capital costs or purchase power or NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5 (see Hawthorn No. 5 on page
     27). The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

     We continue to refine our preliminary estimates and explore alternatives to comply with these new regulations to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different than the amounts estimated above.

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program. The plaintiffs filed their initial briefs in April 1999. The EPA filed its brief on July 1, 1999. Reply briefs are due

     August 16, 1999, and oral arguments are scheduled for December 1999. The outcome cannot be predicted at this time.

     A three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional. The EPA has requested a hearing before all judges of the court and oral argument in this case has been scheduled for November 9, 1999. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

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

8.   LOW-LEVEL WASTE

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provide most of the pre-construction financing for this project. KCPL's net investment on its books was approximately $7.5 million at June 30, 1999 and December 31, 1998.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In May 1999 the state of Nebraska appealed the injunction. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately.

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

Retail access could result in market-based rates below current cost-based rates, providing growth opportunities for low-cost producers and risks for higher-cost producers, especially those with large industrial customers. Lower rates and the loss of major customers could result in stranded costs and place an unfair burden on the remaining customer base or shareholders. Testimony filed in the merger case in Kansas indicated stranded costs of approximately $1 billion for KCPL. An independent study prepared at the request of the Kansas Corporation Commission (KCC) concluded there are no stranded costs. We cannot predict whether any stranded costs would be recoverable in future rates. If an adequate and fair provision for recovery of lost revenues is not provided, certain generating assets may have to be evaluated for impairment and appropriate charges recorded against earnings. In addition to lowering profit margins, market-based rates could require generating assets to be depreciated over shorter useful lives, increasing operating expenses.

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 20% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies' rate structures in the region. In addition, we have entered into long-term contracts for a significant portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory; it exists in the bulk power market and between alternative fuel suppliers and KCPL. In addition, third-party energy management companies are seeking to initiate relationships with large users in KCPL's service territory in an attempt to enhance their chances to supply electricity directly when retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $145 million of regulatory assets at June 30, 1999, as long as FASB 71 requirements are met.

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

KCPL's equity investment in KLT was $119 million as of June 30, 1999 and 1998. KLT's net income(loss) for the six months ended June 30, 1999, totaled $(0.5) million compared to $6.9 million for the six months ended June 30, 1998. KLT's consolidated assets at June 30, 1999, totaled $297 million.

KLT's decrease in earnings for the six-month period of $7.4 million has resulted primarily from continued losses on KLT Telecom's equity investment in Digital Teleport Inc. (DTI) due to depreciation of expanded network costs and interest expense.

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures, primarily in residential services. HSS has an investment in R.S. Andrews Enterprises, Inc.
(RSAE), a consumer services company in Atlanta, Georgia. RSAE expects to continue making acquisitions in key U.S. markets. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, provides residential services, including preventative maintenance and warranty services for heating and air conditioning equipment.

KCPL's equity investment in HSS was $30 million as of June 30, 1999. HSS' net income(loss) for the six months ended June 30, 1999, totaled $(0.4) million. HSS' consolidated assets at June 30, 1999, totaled $36 million.

WOLF CREEK'S CURRENT REFUELING AND MAINTENANCE OUTAGE

Wolf Creek completed its tenth refueling and maintenance outage in 36 days, the shortest in Wolf Creek's history. See Wolf Creek section, page 23.

JULY 1999 EARNINGS

                             For the month ended July 31
                                 1999         1998
       Estimated earnings per
        share excluding merger
        expenses *              $0.17        $0.39

       * The month ended July 31, 1999 includes merger expenses of $0.1 million compared to $7.2 million or $0.12 per share for merger expenses included in the month ended July 31, 1998.

Intense and prolonged heat during July in the Midwest impacted KCPL's estimated earnings per share as set forth above. Prices for purchased power in the wholesale market escalated during the last half of July 1999 reflecting constrained transmission and limited generating capacity in the region. Normal costs of $20 to $30 per mwh of purchased power in the Midwest and South rose to more than $3,000 per mwh. Because of these market conditions and the unavailability of Hawthorn No. 5 (see page 27), KCPL incurred purchased power costs of $35 million in July 1999, an increase of $25 million over July 1998.

The decrease in EPS for the month ended July 31, 1999 compared to the month ended July 31, 1998 also reflects a decrease of $0.04 per share because of reduced earnings by KLT. This reduction is primarily due to July 1999 losses from the equity investment in DTI and an adjustment to the carrying value of the net assets of businesses in which KLT's ownership percentage increased from 67% to 100% in July 1999.

On July 26, 1999, a peak of 3,225 megawatts was reached replacing the previous record of 3,175 megawatts set in August 1998. On July 29, 1999, a new record peak of 3,251 megawatts was set in spite of voluntary and contractual curtailments in usage by KCPL's customers.

RESULTS OF OPERATIONS

Three-month period:  three months ended June 30, 1999, compared with three months ended June 30, 1998

Six-month period:    six months ended June 30, 1999, compared with
                     six months ended June 30, 1998

Twelve-month period: Twelve months ended June 30, 1999, compared with twelve months ended June 30, 1998

EARNINGS OVERVIEW FOR THE PERIODS ENDED JUNE 30

                     For the Periods Ended June 30
                     Earnings per     EPS Excluding   Increase(Decrease)
                      Share (EPS)    Merger Expenses     Excluding
                      1999    1998    1999     1998    Merger Expenses
 Three months ended  $0.39   $0.60   $0.41    $0.61      $(0.20)
 Six months ended    $0.57   $0.82   $0.59    $0.92      $(0.33)
 Twelve months ended $1.63   $1.89   $1.75    $2.05      $(0.30)

EPS, excluding merger expenses for all periods, decreased mostly due to the following factors:
  -  The approximate $15 million Missouri rate reduction, effective
     March 1, 1999, which reduced EPS by $0.04 this quarter and $0.05 for the six and twelve months ended June 30, 1999.
  -  The impact of the unavailability of Hawthorn No. 5 (see page 27).
  - Continued losses on KLT Telecom's equity investment in Digital Teleport Inc. due to depreciation of expanded network costs and interest expense.
  -  Milder than normal weather during the three and six months ended
     June 30, 1999, compared to warmer than normal weather in the three and six months ended June 30, 1998.

Additionally, the approximately $14 million Kansas rate reduction, effective January 1, 1998, reduced EPS by $0.08 for the twelve-month period.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                     Periods ended June 30, 1999 versus June 30, 1998
                    Three Months      Six Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential       (7) %   $  (5)   (2) %    $ (4)     3 %     $  5
 Commercial        (3) %      (6)    1  %      (4)     2 %        1
 Industrial        (2) %       -     -  %       1      1 %        3
 Other              2  %       -     2  %       -      4 %        -
   Total Retail    (4) %     (11)    -  %      (7)     2 %        9
Sales for Resale:
 Bulk Power Sales (62) %     (12)  (52) %     (20)   (37)%      (18)
 Other             (8) %       -    (2) %       -     (3)%        -
   Total Operating
      Revenues             $ (23)            $(27)             $ (9)

In 1999 the MPSC approved a stipulation and agreement among KCPL, MPSC staff and Office of Public Counsel that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million after March 1, 1999. Effective March 1, 1999, we began accruing the 3.2% rate reduction for refund to Missouri retail customers starting in August 1999. Revenues decreased by about $4 million for the three-month period and $5 million for the six- and twelve-month periods as a result of the Missouri rate reduction.

The KCC approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, we accrued $14.2 million during 1998 for refund to customers. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million we accrued during 1998, plus the amount that we accrued for January and February 1999. The KCC rate settlement agreement reduced revenues by $14 million for the twelve months ended June 30, 1999, and $6 million for the twelve months ended June 30, 1998.

Retail mwh sales for the three-month period decreased 4% primarily due to milder weather partially offset by the addition of new customers.
Retail mwh sales for the six-month period were relatively flat as the addition of new customers offset the milder weather. Retail mwh sales for the twelve-month period increased 2% mostly due to warmer than normal weather in the last six months of 1998 compared to milder than normal weather in the last six months of 1997, as well as continued load growth. Load growth consists of higher usage per customer as well as the addition of new customers. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to decreased bulk power mwh sales of 62% for the three-month period, 52% for the six-month period and 37% for the twelve-month period. In addition, the Spring 1999 Wolf Creek refueling and maintenance outage contributed to the decreased bulk power mwh sales for the three- and six-month periods. Furthermore, the Fall 1998 outage at Hawthorn No. 5 and the Fall 1998 outage at LaCygne No. 1 resulted in decreased bulk power mwh sales for the twelve-month period. The extended 1997 Wolf Creek outage contributed to reduced bulk power mwh sales for the twelve months ended June 30, 1998.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

                          Percentage change for the period
                           Combined fuel
                           and purchased
                           power expenses   Total MWH sales *
                                 Increase(Decrease)
       Three-month period      (15)%             (17)%
       Six-month period        (10)%             (14)%
       Twelve-month period       1 %              (6)%

       *  Total of retail and sales for resale

For all periods, the unavailability of Hawthorn No. 5 resulted in increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn No. 5. The twelve-month period also included increased purchased power expenses due to Fall 1998 outages at LaCygne No. 1 and Hawthorn No. 5. Even though the cost per mwh for purchased power decreased for all periods, it was significantly higher than the fuel cost per mwh of generation resulting in differences in all periods between the percentage change in Total MWH sales and the percentage change in Combined fuel and purchased power expenses.

Nuclear fuel costs per MMBTU, which decreased 3% for the twelve-month period, remained substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU averaged about 60% of the MMBTU price of coal for the twelve months ended June 30, 1999, and June 30, 1998. We expect the price of nuclear fuel to remain fairly constant through the year 2001. During the twelve months ended June 30, 1999, fossil plants represented about 71% of total generation and the nuclear plant about 29%. For the twelve months ended June 30, 1998, fossil plants represented about 76% of total generation and the nuclear plant about 24%.

The cost of coal per MMBTU increased 1% for the twelve-month period because Hawthorn No. 5 was unavailable. The cost of coal per MMBTU at Hawthorn No. 5 was lower than the average cost of coal per MMBTU at KCPL's other coal-fired plants. KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses for all periods declined slightly. As a result of the February 17, 1999, boiler explosion at Hawthorn No. 5, Hawthorn No. 5's other operation and maintenance expenses decreased for all periods. Write-offs of uncollectible customer accounts also declined for all periods. Administrative and general expenses declined for the twelve-month period.

The six- and twelve-month period declines were partially offset by increased maintenance expenses at LaCygne No. 2 during a scheduled outage in the Spring 1999. The decline for the twelve-month period would have been greater but additional costs were incurred for outages at Hawthorn No. 5 and LaCygne No. 1 in the Fall 1998. During the Wolf Creek outage completed in December 1997, actual costs incurred were $3.5 million in excess of the estimated and accrued costs.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to provide increased efficiencies and improved operations. For example, through the use of cellular technology, more than 90% of KCPL's customer meters are read automatically.

DEPRECIATION

The increase in depreciation expense for all periods reflected normal increases in depreciation from capital additions. In addition, the twelve-month period reflected the implementation of the KCC settlement agreement, effective January 1, 1998, which authorized a $2.8 million annual increase in depreciation expense.

TAXES

Operating income taxes decreased for all periods, reflecting lower taxable operating income.

Components of general taxes:
                 Three months     Six months     Twelve months
                    ended           ended            ended
                   June 30         June 30          June 30
                 1999    1998    1999    1998     1999     1998
                                  (thousands)
Property       $10,741 $ 9,658 $21,483 $21,017  $41,864  $42,077
Gross receipts   9,007   9,837  17,919  18,450   41,609   41,359
Other            2,343   2,538   4,500   4,734    9,814    9,344
    Total      $22,091 $22,033 $43,902 $44,201  $93,287  $92,780

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations

                           Three months      Six months    Twelve months
                               ended           ended          ended
                              June 30         June 30        June 30
                            1999    1998    1999    1998    1999    1998
                           (millions, except for earnings per share)
Miscellaneous income
 and (deductions) - net * $ (9.6) $ (2.9) $(17.7) $ (3.9) $(36.0) $(14.5)
Income taxes                11.9     9.2    23.3    17.9    45.6    37.2
Interest charges            (3.1)   (3.5)   (6.1)   (7.1)  (12.4)  (14.4)
    Net income            $ (0.8) $  2.8  $ (0.5) $  6.9  $ (2.8) $  8.3
KLT Earnings per share    $(0.01) $ 0.04  $(0.01) $ 0.11  $(0.05) $ 0.13

For all periods, KLT's operations and resulting earnings per share decreased primarily due to continued losses on the equity investment in Digital Teleport Inc. (DTI) due to depreciation of expanded network costs and interest expense. It was anticipated that losses on the equity investment in DTI due to network expansion costs in the first half of the year would be offset by a positive contribution in the second half of the year. It now appears that contribution may be delayed at least a year. The enlarged scope of DTI's business plans accelerated the time frame and increased the magnitude of network depreciation expenses.

DTI is creating a 20,000-route mile, digital fiber optic network comprised of 20 regional rings interconnecting primary, secondary and tertiary cities in 37 states. By providing high-capacity voice and data transmission services to and from secondary and tertiary cities, as well as primary markets, DTI intends to become a leading wholesale provider of regional communications transport services to interexchange carriers and other communications companies. We continue to expect long-term value from KLT's 47% ownership of DTI.

Miscellaneous income and (deductions) - net

                           Three months      Six months    Twelve months
                               ended           ended          ended
                              June 30         June 30        June 30
                            1999    1998    1999    1998    1999    1998
                                             (millions)
   Merger-related
    expenses              $ (0.8) $ (0.8) $ (1.1) $ (6.2) $ (9.6) $(12.5)
*  From table above         (9.6)   (2.9)  (17.7)   (3.9)  (36.0)  (14.5)
   Other                    (1.4)   (2.5)   (3.5)   (3.7)   (4.4)   (3.1)
     Total Miscellaneous
      income and
      (deductions) - net  $(11.8) $ (6.2) $(22.3) $(13.8) $(50.0) $(30.1)

Other Income and (Deductions) - Income taxes

Other Income and (Deductions) - Income taxes for all periods reflects the tax impact on total miscellaneous income and (deductions) - net. Additionally, we accrued tax credits of $15 million for the six months ended June 30, 1999, and $13 million for the six months ended June 30, 1998. We accrued tax credits of $27 million for the twelve months ended June 30, 1999, and $23 million for the twelve months ended June 30, 1998.

INTEREST CHARGES

Long-term debt interest expense decreased for all periods, reflecting lower average levels of outstanding long-term debt. The lower average levels of debt reflect scheduled debt repayments made by KCPL, repayments of affordable housing notes made by KLT and lower average levels of debt by KLT on its bank credit agreement.

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

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 19% of its generating capacity, excluding the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 28% of the annual mwh generation while operating at an average capacity of 91%. Wolf Creek has the lowest fuel cost per MMBTU of any of KCPL's generating units.

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced.

Wolf Creek's tenth refueling and maintenance outage, estimated to be a 40-day outage, began April 3, 1999, and was completed May 9, 1999. Actual costs of the 1999 outage were $1 million less than the estimated and accrued costs for the outage. The 36-day outage was the shortest refueling and maintenance outage in Wolf Creek's history.

Wolf Creek's ninth refueling and maintenance outage, budgeted for 35 days, began in early October 1997 and was completed in December 1997 (58 days). Several equipment problems caused the extended length of the ninth outage. Actual costs of the 1997 outage were $6 million in excess of the estimated and accrued costs for the outage.

No major equipment replacements are currently projected. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the Nuclear Regulatory Commission could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

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

We continually conduct environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs needed to meet new and future environmental laws and regulations governing water and air quality including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields, could require substantial changes to operations or facilities (see Note 7 to the Consolidated Financial Statements).

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

We have assessed the potential of the Year 2000 Issue on KCPL's Information Technology (IT) and non-IT processes and operations. Beginning in 1997, we established a Year 2000 team responsible for evaluating, identifying and correcting problems in all critical computer software, hardware and embedded systems. We utilized both internal and external resources in this process. Because we have invested approximately $64 million in new Year 2000 ready technologies over the past several years, we identified fewer issues than some companies.

We have completed readiness efforts for KCPL's mission-critical systems and processes and have submitted our readiness report and statement to the North America Electric Reliability Council (NERC) on June 30, 1999. The critical control systems at all our base load generating units are currently running with the date set beyond year 2000. The identification, assessment and remediation efforts of all other KCPL systems impacted by Year 2000 issues have been completed and are currently undergoing final implementation and testing to be completed by the end of the third quarter of 1999. These include the new customer information system and financial and operations support systems.

On an ongoing basis, we are sharing information with other electric industry organizations, such as the Electric Power Research Institute, Edison Electric Institute and NERC in order to adequately anticipate and plan for potential problems. We participated in an industry-wide drill April 9, 1999 coordinated by the NERC. The drill simulated partial loss of telecommunications and found that our contingency procedures and backup systems worked well. We will participate in another industry-wide drill, to be coordinated by the NERC, scheduled for September 9, 1999, which will be a "dress rehearsal" for the transition to Year 2000. The monitoring phase of KCPL's Year 2000 project will continue through at least the first quarter of 2000.
Total costs of the assessment, remediation, testing and monitoring efforts will be approximately $7 million. These costs are expensed as incurred.

Regarding the Wolf Creek Nuclear Generating Station, we believe we are in compliance with the Nuclear Regulatory Commission's (NRC) Year 2000 regulations. The NRC performed an on-site audit of Wolf Creek's Year 2000 project plans in November 1998, and no areas of concern were identified. Control systems at Wolf Creek utilize analog components that are not date-sensitive which mitigates Year 2000 concerns about critical operations of the plant. All assessments of affected systems were completed by the end of the second quarter in 1999 and Wolf Creek submitted a statement of Year 2000 readiness to the NRC in June 1999. The Commission guidelines are being followed in the development and implementation of contingency plans.

We initiated communications with all major suppliers and customers to evaluate KCPL's vulnerability to the failure of others to remediate their Year 2000 issues. While no major issues have been discovered, we cannot be certain their systems will not impact KCPL's operations. Thus, we have developed a number of contingency plans to mitigate potential problems with third party failures.

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

We are addressing this and other potential Year 2000 risks by implementing a number of action plans, including:
  - Participating in operating contingency plans and drills developed by the Southwest Power Pool and the NERC.
  - Implementing and testing radio communication for personnel manning critical operation points.
  - Testing functional emergency radio systems and ensuring they are operational for generating stations.
  - Working with local authorities and testing systems to establish a means of communicating if telephones are not available.
  - Ensuring readiness to execute the generation and systems black start procedures.

SIGNIFICANT BALANCE SHEET CHANGES (June 30, 1999 compared to December 31, 1998)

  - Cash and cash equivalents decreased by $28.8 million and commercial paper, a current liability, increased $94.9 million due to expenditures exceeding cash receipts, including expenditures for dividend payments, medium-term note retirements, the buyout of a fuel contract, and property and income tax payments. Additionally, KLT's cash decreased by $8.2 million primarily due to the repayment of affordable housing notes and payment of operating expenses.
  - Investments and nonutility property increased $27.4 million primarily due to the following:
     - $8.8 million increase in HSS' investment in R. S. Andrews Enterprises
     - $4.5 million increase in HSS' Worry Free equipment - net of depreciation
     - $8.7 million increase in investments and nonutility property by KLT
     - $4.6 million increase in KCPL's decommissioning trust fund

  - Electric customer accounts receivable increased $17.4 million primarily due to normal seasonal load growth.
  - Other receivables decreased by $9.0 million reflecting the change in KLT's ownership in Custom Energy to less than 50%. This change in ownership changed KLT's accounting treatment of this investment from consolidation to an equity investment, removing Custom Energy's receivables from KLT's books.
  - Deferred regulatory assets increased $9.9 million due to the buyout of a fuel contract.
  - Current maturities of long-term debt increased $26.8 million primarily reflecting a $42.0 million increase due to maturing medium-term notes partially offset by $21.5 million in retirements of medium-term notes. Moreover, KLT has borrowed $5.5 million on its bank credit agreement since December 31, 1998.
  - Other current liabilities decreased $9.8 million primarily due to the rate refund to Kansas retail customers in March 1999, of which $14.2 million was accrued at December 31, 1998. This decrease was partially offset by $5.0 million accrued during 1999 for the Missouri retail customers' rate refund.
  - A payment to the IRS for the settlement of certain outstanding issues decreased deferred income taxes by $13 million and accrued interest by $7 million.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at June 30, 1999 included cash flows from operations and $151 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $85 million and KLT's bank credit agreement of $66 million.

KCPL continues to generate positive cash flows from operating activities. Cash from operating activities decreased for the six- and twelve-month periods primarily due to decreased net income before non-cash expenses, the buyout of a fuel contract, the refund of amounts accrued for the Kansas rate refunds, a payment of $13 million to the IRS to settle certain outstanding issues, and changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). Major non-cash expenses include depreciation and amortization expenses, deferred income taxes, rate refund accruals and losses incurred on equity investments. Individual components of working capital will vary with normal business cycles and operations. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used in investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities increased for the six- and twelve-month periods primarily due to increased utility capital expenditures. Additionally, the six and twelve months ended June 30, 1998 reflected a commitment to invest $6 million in R. S. Andrews Enterprises in Other investing activities. The twelve months ended June 30, 1999, reflected the proceeds from the sale of the common stock of KLT Power Inc. The twelve months ended June 30, 1998, reflected the proceeds received in 1997 from the sale of streetlights to Kansas City, Missouri.

Cash from financing activities increased by $126 million for the six-month period primarily due to $95 million of commercial paper KCPL borrowed during the second quarter of 1999. Additionally, the six months ended June 30, 1999, reflected $27 million less in repayments of long-term debt compared to the six months ended June 30, 1998. Cash used for financing activities decreased for the twelve-month period due to the $95 million of commercial paper KCPL borrowed, partially offset by a $10 million increase in long-term debt repayments and a $12 million decrease in long-term debt issued during the twelve-month period.

KCPL's common dividend payout ratio was 102% for the twelve months ended June 30, 1999, and 86% for the twelve months ended June 30, 1998.

We expect to meet day-to-day operations, utility construction requirements and dividends with internally generated funds. KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see discussion below). The funds needed to retire $363 million of maturing debt through the year 2003 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was destroyed, was not operating at the time, and there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million.

After the explosion at Hawthorn No. 5, we estimated, assuming normal weather and operating conditions, a net increase in expense of between $6.5 million and $11.5 million (before tax) for the year 1999. This estimate included the effect of increased net replacement power costs, reduced bulk power sales and reduction of certain operating and maintenance expenses. At the end of June 1999, the net increase in expense for 1999 was estimated at $9.5 million. However, weather during July 1999 was abnormal. The intense and prolonged heat contributed to a reduction of core utility business earnings per share of $0.18 from July 1998 (see page 18 for further discussion). A portion of this reduction in EPS can be attributed to the unavailability of Hawthorn No. 5. However, it is not possible to estimate the impact of the unavailability of Hawthorn No. 5 on July 1999 estimated earnings per share or to revise our original 1999 estimated net increase in expense which was significantly exceeded.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5.
The new unit is expected to be completed in the summer of 2001 and will have a capacity in excess of 500 megawatts. However, we are continuing to evaluate alternatives for replacing the power generated by Hawthorn No. 5 prior to completing the new coal-fired boiler in the summer of 2001. We believe that we can secure sufficient power to meet the energy needs of KCPL's customers. Prior to the explosion, we planned to bring on line Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine (accepted under a lease arrangement and placed into commercial operation in July 1999) and an additional 294 megawatts of capacity by the summer of 2000. The additional 294 megawatts of capacity involves re-powering an existing unit and adding two new combustion turbines.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Carlos Salazar, et al. v. Kansas City Power & Light Company. On May 28, 1999, an action was filed against the Company in the United States District Court Western District of Missouri by three current Hispanic employees. The complaint alleges race discrimination on behalf of all existing Hispanic employees and those who tried to obtain employment with the Company from May 28, 1994 to the present. While the petition requests formation of and certification as a class action, the relief sought is wages and fringe benefits, alleged wage differentials, punitive damages, attorneys fees and costs of the action for the three named plaintiffs, together with an injunction prohibiting the Company from retaliating. This relief sought by the three individual plaintiffs would not be material to the company's financial condition or operations. Due to the vagueness of the complaint, it is not possible at this time to evaluate the materiality of the relief sought by the proposed class; however, the Company believes it will be able to successfully defend the certification of the class.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits
--------

Exhibit 3(b)    Bylaws as amended May 4, 1999

Exhibit 27 Financial Data Schedule (for the six months ended June 30, 1999)

Reports on Form 8-K
-------------------

      No reports on Form 8-K were filed with the Securities and Exchange Commission for the quarter ended June 30, 1999.

                         SIGNATURES


        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 12, 1999       By:  /s/Drue Jennings
                                   (Drue Jennings)
                                   (Chief Executive Officer)


Dated:  August 12, 1999       By:  /s/Neil Roadman
                                   (Neil Roadman)
                                   (Principal Accounting Officer)