Form 10-Q
period 1999-09-30
KANSAS CITY POWER & LIGHT CO
filed 1999-11-10
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at November 9, 1999, was 61,898,020 shares.

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                    September 30   December 31
                                                        1999          1998
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,589,745    $3,576,490
 Less-accumulated depreciation                         1,498,704     1,410,773
    Net utility plant in service                       2,091,041     2,165,717
 Construction work in progress                           147,445       110,528
 Nuclear fuel, net of amortization of
  103,725 and $105,661                                    29,734        40,203
    Total                                              2,268,220     2,316,448

REGULATORY ASSET - RECOVERABLE TAXES                     109,000       109,000

INVESTMENTS AND NONUTILITY PROPERTY                      364,030       343,247

CURRENT ASSETS
 Cash and cash equivalents                                36,753        43,213
 Electric customer accounts receivable, net of
    allowance for doubtful accounts
    of $3,495 and $1,886                                 111,327        31,150
 Other receivables                                        35,348        38,981
 Fuel inventories, at average cost                        22,314        18,749
 Materials and supplies, at average cost                  45,520        45,363
 Deferred income taxes                                     1,928         4,799
 Other                                                     2,743         5,926
    Total                                                255,933       188,181

DEFERRED CHARGES
 Regulatory assets                                        34,047        26,229
 Other deferred charges                                   15,210        29,259
    Total                                                 49,257        55,488

    Total                                             $3,046,440    $3,012,364


CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $1,771,473    $1,880,147
CURRENT LIABILITIES
 Notes payable to banks                                   16,774        10,000
 Commercial paper                                         84,900             0
 Current maturities of long-term debt                    189,248       163,630
 Called cumulative preferred stock                        50,000             0
 Accounts payable                                         68,117        61,764
 Accrued taxes                                            61,411        15,625
 Accrued interest                                         11,114        23,380
 Accrued payroll and vacations                            20,769        21,684
 Accrued refueling outage costs                            4,945        12,315
 Other                                                    13,326        28,874
     Total                                               520,604       337,272

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   589,658       625,426
 Deferred investment tax credits                          55,450        58,786
 Other                                                   109,255       110,733
    Total                                                754,363       794,945

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

   Total                                              $3,046,440    $3,012,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                    September 30   December 31
                                                        1999          1998
                                                            (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      438,284       443,699
 Accumulated other comprehensive income (loss)
   Unrealized gain (loss) on securities available
     for sale                                               (586)           74
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          885,727       891,802
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   5.35%* - 500,000 shares issued                              0        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-2008, 6.96% and
       6.95% weighted-average rate                       296,500       338,500
    4.01%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Environmental Improvement Revenue Refunding Bonds
    4.08%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-08, 8.34%
       and 8.42% weighted-average rate                    44,916        54,775
    Other Long-Term Notes                                      0           740
          Total                                          696,684       749,283
          Total                                       $1,771,473    $1,880,147

*  Variable rate securities, weighted-average rate as of September 30, 1999

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Three Months Ended September 30             1999          1998
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $300,658      $313,462

OPERATING EXPENSES
 Operation
   Fuel                                       41,397        41,039
   Purchased power                            53,397        31,273
   Other                                      51,635        49,631
 Maintenance                                  16,596        18,597
 Depreciation                                 29,047        28,857
 Income taxes                                 27,119        39,058
 General taxes                                27,418        27,934
    Total                                    246,609       236,389

OPERATING INCOME                              54,049        77,073

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                       816           912
 Miscellaneous income and
  (deductions) - net                         (12,368)      (12,162)
 Income taxes                                 11,663        10,804
    Total                                        111          (446)

INCOME BEFORE INTEREST CHARGES                54,160        76,627

INTEREST CHARGES
 Long-term debt                               12,754        14,056
 Short-term debt                               1,097            72
 Mandatorily redeemable Preferred
  Securities                                   3,113         3,113
 Miscellaneous                                   659         1,076
 Allowance for borrowed funds
  used during construction                      (920)         (575)
    Total                                     16,703        17,742

 Net income                                   37,457        58,885
 Preferred stock
  dividend requirements                          984           973
 Earnings available for
  common stock                               $36,473       $57,912

Average number of common
 shares outstanding                           61,898        61,888
Basic and diluted earnings
 per common share                              $0.59         $0.94
Cash dividends per
 common share                                 $0.415        $0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Year to Date September 30                   1999          1998
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $708,339      $748,599

OPERATING EXPENSES
 Operation
   Fuel                                       96,808       112,624
   Purchased power                            82,711        54,317
   Other                                     145,856       143,320
 Maintenance                                  47,386        50,842
 Depreciation                                 88,544        86,238
 Income taxes                                 54,767        70,854
 General taxes                                71,320        72,135
    Total                                    587,392       590,330

OPERATING INCOME                             120,947       158,269

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     2,502         2,735
 Miscellaneous income and
  (deductions) - net                         (34,666)      (25,995)
 Income taxes                                 36,337        31,168
    Total                                      4,173         7,908

INCOME BEFORE INTEREST CHARGES               125,120       166,177

INTEREST CHARGES
 Long-term debt                               39,009        43,426
 Short-term debt                               2,235           239
 Mandatorily redeemable Preferred
  Securities                                   9,338         9,338
 Miscellaneous                                 2,387         3,183
 Allowance for borrowed funds
  used during construction                    (2,327)       (1,816)
    Total                                     50,642        54,370

 Net income                                   74,478       111,807
 Preferred stock
  dividend requirements                        2,875         2,930
 Earnings available for
  common stock                               $71,603      $108,877

Average number of common
 shares outstanding                           61,898        61,878
Basic and diluted earnings
 per common share                              $1.16         $1.76
Cash dividends per
 common share                                 $1.245        $1.225

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Twelve Months Ended September 30            1999          1998
                                                (thousands)
ELECTRIC OPERATING REVENUES                 $898,681      $944,160

OPERATING EXPENSES
 Operation
   Fuel                                      127,533       143,088
   Purchased power                            92,012        67,423
   Other                                     191,527       193,859
 Maintenance                                  67,542        69,181
 Depreciation                                117,758       114,099
 Income taxes                                 62,695        80,839
 General taxes                                92,771        93,066
    Total                                    751,838       761,555

OPERATING INCOME                             146,843       182,605

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                     3,583         3,370
 Miscellaneous income and
  (deductions) - net                         (50,172)      (36,580)
 Income taxes                                 51,151        45,511
    Total                                      4,562        12,301

INCOME BEFORE INTEREST CHARGES               151,405       194,906

INTEREST CHARGES
 Long-term debt                               52,595        58,947
 Short-term debt                               2,291           348
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 3,661         4,204
 Allowance for borrowed funds
  used during construction                    (2,985)       (2,266)
    Total                                     68,012        73,683

 Net income                                   83,393       121,223
 Preferred stock
  dividend requirements                        3,829         3,853
 Earnings available for
  common stock                               $79,564      $117,370

Average number of common
 shares outstanding                           61,899        61,893
Basic and diluted earnings
 per common share                              $1.29         $1.90
Cash dividends per
 common share                                  $1.66         $1.63

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year to Date September 30                      1999        1998
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   74,478  $  111,807
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                   88,544      86,238
 Amortization of:
  Nuclear fuel                                  11,430      14,323
  Other                                          8,785       6,802
 Deferred income taxes (net)                   (32,498)        896
 Investment tax credit amortization             (3,336)     (3,433)
 Fuel contract settlement                      (13,391)          0
 Losses from equity investments                 14,757       7,387
 Asset impairments                              20,362           0
 Gain on sale of Nationwide Electric, Inc.
   stock                                       (19,835)          0
 Kansas rate refund accrual                    (14,200)     11,174
 Allowance for equity funds used
   during construction                          (2,502)     (2,735)
 Other operating activities (Note 2)           (57,898)     28,988

  Net cash from operating activities            74,696     261,447

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (118,937)    (71,941)
 Allowance for borrowed funds used
   during construction                          (2,327)     (1,816)
 Purchases of investments                      (23,444)    (22,338)
 Purchases of nonutility property              (40,836)    (13,686)
 Sale of KLT Power                                   0      53,033
 Sale of Nationwide Electric, Inc. stock        39,617           0
 Hawthorn No. 5 partial insurance recovery      80,000           0
 Other investing activities                     (1,778)     (7,924)

  Net cash from investing activities           (67,705)    (64,672)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                     10,889      10,405
 Repayment of long-term debt                   (37,870)   (122,730)
 Net change in short-term borrowings            91,674       5,498
 Dividends paid                                (79,893)    (78,829)
 Other financing activities                      1,749      (2,736)

  Net cash from financing activities           (13,451)   (188,392)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                               (6,460)      8,383
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    43,213      74,098
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                       $   36,753  $   82,481

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)        $   61,577  $   58,915
Income taxes                                $   30,722  $      468

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Twelve Months Ended September 30               1999        1998
                                                  (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $   83,393  $  121,223
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation                                  117,758     114,099
 Amortization of:
  Nuclear fuel                                  16,253      15,948
  Other                                         11,054       8,976
 Deferred income taxes (net)                   (35,862)     15,844
 Investment tax credit amortization             (4,374)     (4,113)
 Fuel contract settlement                      (13,391)          0
 Losses from equity investments                 19,053       7,348
 Asset impairments                              26,390       1,134
 Gain on sale of Nationwide Electric, Inc.
   stock                                       (19,835)          0
 Deferred merger costs                               0       5,712
 Kansas rate refund accrual                    (11,174)     11,174
 Allowance for equity funds used
   during construction                          (3,583)     (3,370)
 Other operating activities (Note 2)           (69,770)     (1,912)

  Net cash from operating activities           115,912     292,063

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (166,536)   (103,893)
 Allowance for borrowed funds used
   during construction                          (2,985)     (2,266)
 Purchases of investments                      (56,260)    (31,441)
 Purchases of nonutility property              (49,761)    (17,148)
 Sale of KLT Power                                   0      53,033
 Sale of Nationwide Electric, Inc. stock        39,617           0
 Hawthorn No. 5 partial insurance recovery      80,000           0
 Other investing activities                     14,154      (8,436)

  Net cash from investing activities          (141,771)   (110,151)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt                      7,890      10,405
 Repayment of long-term debt                   (17,820)   (124,775)
 Net change in short-term borrowings            94,933       5,806
 Dividends paid                               (106,539)   (104,777)
 Other financing activities                      1,667       1,872

  Net cash from financing activities           (19,869)   (211,469)

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (45,728)    (29,557)
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF PERIOD                    82,481     112,038
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                       $   36,753  $   82,481

CASH PAID DURING THE PERIOD FOR:
Interest (net of amount capitalized)        $   74,358  $   73,625
Income taxes                                $   55,042  $   22,853

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                 Three Months Ended             Year to Date             Twelve Months Ended
                                                    September 30                September 30                September 30
                                                  1999         1998           1999         1998           1999         1998
                                                                                (thousands)
Net income                                    $  37,457    $  58,885      $  74,478    $ 111,807      $  83,393    $ 121,223

Other comprehensive loss:
   Unrealized loss on
     securities available for sale               (4,935)      (3,594)        (1,035)      (1,940)        (2,010)      (7,016)

   Income tax benefit                             1,784        1,301            375          702            727        2,544

   Net unrealized loss on
     securities available for sale               (3,151)      (2,293)          (660)      (1,238)        (1,283)      (4,472)


Comprehensive Income                          $  34,306    $  56,592      $  73,818    $ 110,569      $  82,110    $ 116,751

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                                 Three Months Ended             Year to Date             Twelve Months Ended
                                                    September 30                September 30                September 30
                                                 1999         1998           1999         1998           1999         1998
                                                                                (thousands)
Beginning balance                               $ 427,449    $ 429,216      $ 443,699    $ 428,452      $ 461,430    $ 444,984
Net income                                         37,457       58,885         74,478      111,807         83,393      121,223
                                                  464,906      488,101        518,177      540,259        544,823      566,207
Dividends declared
  Preferred stock - at required rates                 934          981          2,830        3,022          3,788        3,903
  Common stock                                     25,688       25,690         77,063       75,807        102,751      100,874
Ending balance                                  $ 438,284    $ 461,430      $ 438,284    $ 461,430      $ 438,284    $ 461,430

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                 8

KANSAS CITY POWER & LIGHT COMPANY

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:
-    the proposed Western Resources Inc. (Western Resources) merger
- future economic conditions in the regional, national and international markets
-    state, federal and foreign regulation
-    weather conditions
- financial market conditions, including, but not limited to changes in interest rates
-    inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
-    ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
-    nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- unforeseen events that would prevent correcting internal or external information systems for Year 2000 problems
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters

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

On March 18, 1998, KCPL and Western Resources entered into an Amended and Restated Agreement and Plan of Merger (Amended Agreement). This Amended Agreement would provide for the combination of the regulated electric utilities of KCPL and Western Resources into Westar

Energy, a new company, using purchase accounting. Westar Energy would be owned approximately 80.1% by Western Resources and approximately 19.9% by KCPL shareholders. KCPL shareholders would receive for each share of KCPL's stock one share of Westar Energy common stock and a fraction of a share of Western Resources common stock. The value of such transaction to KCPL shareholders cannot be determined until a twenty-day period ending the tenth trading day prior to closing. The Amended Agreement also requires KCPL to redeem all outstanding shares of cumulative preferred stock before consummation of the proposed transaction.

The status of the approvals of the merger is as follows:
1)   Shareholder Approval
     On  July  30,  1998,  KCPL's and Western Resources'  shareholders
     approved   the   Amended  Agreement  at   special   meetings   of
     shareholders.
2)   Missouri Public Service Commission (MPSC) Approval
     On  September  2,  1999, the Missouri Public  Service  Commission
     (MPSC)  issued  an  order approving the  transaction.   The  most
     significant provisions of the order provide:
     - that the parties would not file a request for a change in Missouri electric rates or a refund of those rates for three years beginning with the closing of the merger.
     - a $5 million refund to Missouri retail customers one year following the closing.
     -    no recovery of the acquisition premium or transaction costs.
     - discontinuance of use of the KCPL name and logo in connection with unregulated products and services eighteen months after closing.
3)   Kansas Corporation Commission (KCC) Approval
     On September 28, 1999, the Kansas Corporation Commission (KCC) issued an order approving the transaction subject to certain conditions. The most significant provisions of the order are as follows:
     - The KCC denied inclusion of the acquisition premium in Westar's cost of service in any ratemaking or stranded cost proceeding.
     - There would be a four-year rate moratorium for Westar. During that period, Westar would be permitted to retain all merger savings and may apply for accounting authority orders regarding carrying charges for new construction.
     - After the moratorium, for a period of 35 years, Westar would be allowed to keep an estimated $3.85 million per year of merger savings.
     - Westar would be subject to customer service standards that include significant penalties for non-compliance.
     Petitions for reconsideration or clarification of the KCC order were filed by several parties, including KCPL, Western Resources and the KCC Staff. On November 4, 1999, the KCC declined to make any significant changes to its order.
4)   Federal Energy Regulatory Commission (FERC) Approval
     In September 1999, KCPL and Western Resources reached a settlement agreement with FERC staff and all parties except the City of Wichita. The most significant provisions of the settlement agreement are as follows:
     - Westar agrees to join a FERC approved Regional Transmission Organization (RTO) and must file an application to do so by October 15, 2000.
     - Westar must file for a single system transmission rate under the RTO no later than four years from the effective date of the merger.
     - Until a single system rate is filed, Westar would charge open access transmission customers a single system rate based on the zone of delivery.

     - If the merger becomes effective prior to Westar joining an RTO, Westar must transfer functional control of the transmission facilities over to an independent transmission entity (ITE). The ITE must have the authority under FERC Order 888 to designate facilities for control for reliability, security, access or market power mitigation purposes. The ITE must have authority to redispatch for reliability.
     - Westar's transmission facilities must operate as one control area.
     - Westar would not file to increase rates for wholesale requirements customers to become effective before four years after the merger is consummated.
     - Fourteen current wholesale customers have the option to have their fuel adjustment clauses eliminated.

We cannot predict when or if approval by the FERC will be granted or whether the other remaining closing conditions will be met, including the approval by the Department of Justice. If all approvals have not been received by December 31, 1999 or if the average stock price is below $29.78 for a twenty-day period ending the tenth trading day prior to closing, either party may terminate the Amended Agreement.

If the Amended Agreement is terminated under other circumstances and KCPL, within two and one-half years following termination, agrees to consummate a business combination with a third party that made a proposal to combine before termination, a payment of $50 million would be due Western Resources. Western Resources would have to pay KCPL $5 million to $35 million if the Amended Agreement is terminated because of Western Resources' inability to receive a favorable tax opinion from its legal counsel, favorable statutory approvals or an exemption from the Public Utility Holding Company Act of 1935.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                     Year to Date        Twelve Months Ended
                                    1999        1998       1999       1998
Cash flows affected by changes in:                (thousands)
    Receivables                  $ (76,544) $ (34,992) $ (49,450) $ (17,541)
    Fuel inventories                (3,565)    (3,509)    (4,981)    (1,377)
    Materials and supplies            (157)     1,917       (858)     2,332
    Accounts payable                 6,353     (3,669)    14,218      8,092
    Accrued taxes                   45,786     61,770     (2,031)       630
    Accrued interest               (12,266)    (3,829)    (7,417)       669
    Wolf Creek refueling outage
      accrual                       (7,370)     8,168     (4,887)    (2,446)
Other                              (10,135)     3,132    (14,364)     7,729
            Total                $ (57,898) $  28,988  $ (69,770) $  (1,912)

3.  SECURITIES AVAILABLE FOR SALE

Certain investments in equity securities are accounted for as securities available for sale and adjusted to market value with unrealized gains (or losses) reported as a separate component of comprehensive income.

The cost of securities available for sale held by KLT Inc. (KLT) as of September 30, 1999 and December 31, 1998 was $4.8 million.
Accumulated net unrealized losses were $0.6 million at September 30, 1999, and accumulated net unrealized gains were $0.1 million at December 31, 1998.

4.  EQUITY METHOD INVESTMENTS

We use the equity method to account for equity investments when management can exert influence over the operations of the investee.
We had equity method investments, excluding affordable housing limited partnerships, of approximately $59 million at September 30, 1999. The following companies, which we account for as equity method investments, had on their books total assets of $504 million at September 30, 1999 and a combined net loss of $34 million for the nine months ended September 30, 1999. KCPL's wholly-owned subsidiaries held ownership percentages in these companies at September 30, 1999, as follows:

KLT
-    Kansas City Downtown Hotel Group, L.L.C., 25%
-    DTI Holdings, Inc., 47%
-    Lyco Energy Corporation, 30%
-    Custom Energy, L.L.C., 47%
-    Custom Lighting Services L.L.C., 50%
Home Service Solutions Inc. (HSS)
-    R.S. Andrews Enterprises, Inc., 49%

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

                     Electric                      Intersegment  Consolidated
                    Operations   KLT Inc.   Other  Eliminations     Totals
  Three Months Ended                    (thousands)
  September 30, 1999
Electric Operating
 Income (a)          $ 54,049                                      $ 54,049
Miscellaneous
 income (b)             6,907   $ 19,100  $   760    $    766        27,533
Miscellaneous
 deductions(c)        (11,663)   (27,368)    (870)          -       (39,901)
Income taxes on
 Other Income and
 (Deductions)           1,206     10,432       25           -        11,663
Interest Charges      (13,858)    (2,845)       -           -       (16,703)
Net income(loss)       37,457       (681)     (85)        766        37,457

                     Electric                      Intersegment  Consolidated
                    Operations   KLT Inc.   Other  Eliminations     Totals
  Three Months Ended                    (thousands)
  September 30, 1998
Electric Operating
 Income (a)          $ 77,073                                      $ 77,073
Miscellaneous
 income (b)             4,922   $  7,060  $   129    $ (2,188)        9,923
Miscellaneous
 deductions(c)        (10,868)   (11,217)                   -       (22,085)
Income taxes on
 Other Income and
 (Deductions)           1,324      9,480                    -        10,804
Interest Charges      (14,478)    (3,264)                   -       (17,742)
Net income             58,885      2,059      129      (2,188)       58,885
  Nine Months Ended
  September 30, 1999
Electric Operating
 Income (a)          $120,947                                      $120,947
Miscellaneous
 income (b)            16,003   $16,952   $ 1,747    $  2,514        37,216
Miscellaneous
 deductions(c)        (25,128)  (42,930)   (3,824)          -       (71,882)
Income taxes on
 Other Income and
 (Deductions)           1,832    33,775       730           -        36,337
Interest Charges      (41,678)   (8,964)        -           -       (50,642)
Net income(loss)       74,478    (1,167)   (1,347)      2,514        74,478
  Nine Months Ended
  September 30, 1998
Electric Operating
 Income (a)          $158,269                                      $158,269
Miscellaneous
 income (b)            16,768   $26,182   $   129    $ (9,105)       33,974
Miscellaneous
 deductions(c)        (25,758)  (34,211)                    -       (59,969)
Income taxes on
 Other Income and
 (Deductions)           3,779    27,389                     -        31,168
Interest Charges      (43,986)  (10,384)                    -       (54,370)
Net income            111,807     8,976       129      (9,105)      111,807
  Twelve Months Ended
  September 30, 1999
Electric Operating
 Income (a)          $146,843                                      $146,843
Miscellaneous
 income (b)            21,043   $22,044   $ 2,351    $  7,133        52,571
Miscellaneous
 deductions(c)        (35,866)  (62,120)   (4,757)          -      (102,743)
Income taxes on
 Other Income and
 (Deductions)           3,747    46,596       808           -        51,151
Interest Charges      (55,957)  (12,055)        -           -       (68,012)
Net income(loss)       83,393    (5,535)   (1,598)      7,133        83,393
  Twelve Months Ended
  September 30, 1998
Electric Operating
 Income (a)          $182,605                                      $182,605
Miscellaneous
 income (b)            24,072   $34,897   $   129    $(12,460)       46,638
Miscellaneous
 deductions(c)        (36,480)  (46,738)                    -       (83,218)
Income taxes on
 Other Income and
 (Deductions)           7,220    38,291                     -        45,511
Interest Charges      (59,564)  (14,119)                    -       (73,683)
Net income            121,223    12,331       129     (12,460)      121,223

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, income and losses from equity investments and gains on sales of property.
(c) Includes nonregulated expenses, losses on sales of property, asset impairments and merger-related expenses.

                             Identifiable Assets
                      September 30, 1999   December 31, 1998
                                  (thousands)
Electric Operations     $  2,879,827         $  2,831,052
KLT Inc.                     293,495              310,750
Other                         44,242               24,239
Intersegment
 Eliminations               (171,124)            (153,677)

   Consolidated Totals  $  3,046,440         $  3,012,364

7.  ENVIRONMENTAL MATTERS

KCPL's policy is to act in an environmentally responsible manner and use the latest technology available to avoid and treat contamination. We continually conduct environmental audits designed to ensure compliance with governmental regulations and to detect contamination. However, governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

     Monitoring Equipment and Certain Air Toxic Substances

     The Clean Air Act Amendments of 1990 required KCPL to spend about $5 million in prior years for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Also, a study under the Act could require regulation of certain air toxic substances, including mercury. We cannot predict the likelihood of any such regulations or compliance costs.

     Air Particulate Matter

     In July 1997 the United States Environmental Protection Agency
     (EPA) published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. Under the new fine particulate regulations the EPA is in the process of implementing a three-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

     Nitrogen Oxide

     In 1997 the EPA also issued new proposed regulations on reducing nitrogen oxide (NOx) emissions. The EPA announced in 1998 final regulations implementing reductions in NOx emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCPL's Missouri coal-fired plants by the year 2003. The United States Court of Appeals for the District of Columbia subsequently issued a stay of the requirement to issue these plans for controlling NOx emissions pending further order from the Court.

     To achieve these proposed reductions, KCPL would need to incur significantly higher capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5 (see Hawthorn No. 5 on page
     29). The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

     We continue to refine our preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program. The plaintiffs filed their initial briefs in April 1999. The EPA filed its brief on July 1, 1999. Reply briefs have been filed and oral arguments occurred on November 9, 1999. The outcome cannot be predicted at this time.

     A three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional. The EPA has requested a hearing before all judges of the court and oral argument in this case occurred on November 9, 1999. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

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

8.   LOW-LEVEL WASTE

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in Nebraska on which to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. KCPL's net investment on its books was approximately $7.5 million at September 30, 1999 and December 31, 1998.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In May 1999 the state of Nebraska appealed the injunction. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately. In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states. Withdrawal will not be effective for five years.

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

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could stop meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $143 million of regulatory assets at September 30, 1999, as long as FASB 71 requirements are met.

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

KCPL's equity investment in KLT was $119 million as of September 30, 1999 and 1998. KLT's loss for the nine months ended September 30, 1999, totaled $1.2 million compared to income of $9.0 million for the nine months ended September 30, 1998. (See KLT earnings per share analysis on page 23 for significant factors impacting KLT's operations and resulting net income for all periods.) KLT's consolidated assets at September 30, 1999, totaled $293 million.

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

KCPL's equity investment in HSS was $39.5 million as of September 30, 1999 and $21 million as of September 30, 1998. HSS' loss for the nine months ended September 30, 1999, totaled $0.4 million compared to income of $0.1 million for the nine months ended September 30, 1998. HSS' consolidated assets at September 30, 1999, totaled $44 million.

RESULTS OF OPERATIONS

Three-month period:        Three months ended September 30, 1999,
                           compared with three months ended September
                           30, 1998

Nine-month period:         Nine months ended September 30, 1999,
                           compared with nine months ended September 30,
                           1998

Twelve-month period:       Twelve months ended September 30, 1999,
                           compared with twelve months ended September
                           30, 1998

EARNINGS OVERVIEW

                   For the Periods Ended September 30
                     Earnings per     EPS Excluding   Decrease Excluding
                      Share (EPS)    Merger Expenses   Merger Expenses
                      1999    1998    1999     1998
 Three months ended  $0.59   $0.94   $0.60    $1.03        $(0.43)
 Nine months ended   $1.16   $1.76   $1.19    $1.95        $(0.76)
 Twelve months ended $1.29   $1.90   $1.33    $2.16        $(0.83)

EPS, excluding merger expenses for all periods, decreased primarily due to the following factors:
  -  The approximate $15 million Missouri rate reduction, effective
     March 1, 1999, reduced EPS by $0.05 this quarter and $0.10 for the nine and twelve months ended September 30, 1999.
  - Intense and prolonged heat during the last half of July produced a new summer peak demand of 3,251 megawatts and increased kilowatt-hour consumption. Because of these conditions, purchased power prices and volumes exceeded the prior year. These higher purchased power expenses, net of the increased revenues, lowered EPS by approximately $0.18 for all periods.
  -  The impact of the unavailability of Hawthorn No. 5 (see page 29).
  - Earnings per share from KLT decreased $0.04 for the three-month period, $0.16 for the nine-month period and $0.29 for the twelve-month period (see KLT earnings per share analysis on page 23).
  - Milder than normal weather during all periods, despite intense heat in July 1999, compared to warmer than normal weather in the three, nine and twelve months ended September 30, 1998.

Additionally, the approximately $14 million Kansas rate reduction, effective January 1, 1998, reduced EPS by $0.03 for the twelve-month period.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
           Periods ended September 30, 1999 versus September 30, 1998
                    Three Months      Nine Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential        (5)%  $   (6)    (3)%  $  (10)    (3)%  $  (12)
 Commercial         (2)%      (1)     - %      (5)     - %      (6)
 Industrial          - %       2      - %       3      1 %       2
 Other               2 %       -      2 %       -      2 %       -
   Total Retail     (3)%      (5)    (1)%     (12)    (1)%     (16)
Sales for Resale:
 Bulk Power Sales  (29)%      (7)   (48)%     (26)   (40)%     (28)
 Other              (4)%       -     (3)%       -     (7)%       -
   Total                     (12)             (38)             (44)
 Other revenues               (1)              (2)              (1)
   Total Operating
      Revenues            $  (13)          $  (40)          $  (45)

In 1999 the MPSC approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million after March 1, 1999. Revenues decreased by about $5 million for the three-month period and $10 million for the nine- and twelve-month periods as a result of the Missouri rate reduction.

The KCC approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, we accrued $14.2 million during 1998 for refund to customers. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million we accrued during 1998, plus the amount that we accrued for January and February 1999. The KCC rate settlement agreement reduced revenues by $14 million for the twelve months ended September 30, 1999, and $11 million for the twelve months ended September 30, 1998.

Retail mwh sales decreased 3% for the three-month period and decreased 1% for the nine- and twelve-month periods primarily due to milder weather, despite intense heat in July 1999, partially offset by continued load growth. Load growth consists of higher usage per customer as well as the addition of new customers. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and the requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to the decreased bulk power mwh sales of 29% for the three-month period, 48% for the nine-month period and 40% for the twelve-month period. In addition, the Spring 1999 Wolf Creek refueling and maintenance outage contributed to the decreased bulk power mwh sales for the nine- and twelve-month periods. Partially offsetting these declines in bulk power mwh sales, the Fall 1998 outage at Hawthorn No. 5 and the Fall 1998 outage at LaCygne No. 1 resulted in decreased bulk power mwh sales during the three-, nine- and twelve-months ended September 30, 1998.

Further, the extended 1997 Wolf Creek outage contributed to reduced bulk power mwh sales for the twelve months ended September 30, 1998.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

                         Percentage change for the period
                           Combined fuel
                           and purchased    Total MWH
                           power expenses    sales *
                                Increase(Decrease)
       Three-month period       31 %           (6)%
       Nine-month period         8 %          (11)%
       Twelve-month period       4 %           (9)%
         *  Total of retail and sales for resale

For all periods, the unavailability of Hawthorn No. 5 resulted in increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn No. 5. Additionally, as a result of the intense and prolonged heat in the Midwest during the last half of July 1999, KCPL incurred approximately $18 million in higher costs including purchased power expenses, net of the increased revenues (see Hawthorn No. 5 on page 29). Prices for purchased power in the wholesale market escalated during the last half of July 1999, reflecting constrained transmission and limited generating capacity in the region. Normal costs of $20 to $30 per mwh of purchased power in the Midwest and South rose to more than $3,000 per mwh. Because of these market conditions and the unavailability of Hawthorn No. 5, KCPL incurred purchased power costs of $35 million in July 1999, an increase of $25 million over July 1998. These higher prices are the reason that Combined fuel and purchased power expenses increased while Total MWH sales decreased. The three, nine and twelve months ended September 30, 1998 included increased purchased power expenses due to Fall 1998 outages at LaCygne No. 1 and Hawthorn No. 5.

Nuclear fuel costs per MMBTU, which decreased 3% for the twelve-month period, remained substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU averaged about 57% of the MMBTU price of coal for the twelve months ended September 30, 1999, and about 60% of the MMBTU price of coal for the twelve months ended September 30, 1998. We expect the price of nuclear fuel to remain fairly constant through the year 2001. During the twelve months ended September 30, 1999, fossil plants represented about 71% of total generation and the nuclear plant about 29%. For the twelve months ended September 30, 1998, fossil plants represented about 76% of total generation and the nuclear plant about 24%.

The cost of coal per MMBTU increased 2% for the twelve-month period because Hawthorn No. 5 was unavailable. The cost of coal per MMBTU at Hawthorn No. 5 was lower than the average cost of coal per MMBTU at most of KCPL's other coal-fired plants. KCPL's coal procurement strategies continue to provide coal costs below the regional average. We expect coal costs to remain fairly consistent with current levels through 2001.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses during the three-month period remained constant while they declined slightly during the nine- and twelve-month periods. As a result of the February 17, 1999, boiler explosion at Hawthorn No. 5, Hawthorn No. 5's other operation and maintenance expenses decreased for all periods. The nine- and twelve-month period declines in maintenance expenses were partially offset by increased maintenance expenses at LaCygne No. 2 during a scheduled outage in Spring 1999. In addition, maintenance expenses were increased during the three months ended September 30, 1998, due to outages at LaCygne No. 1 and Hawthorn No. 5. During the Wolf Creek outage completed in December 1997, actual costs incurred were $3.5 million in excess of the estimated and accrued costs increasing combined other operation and maintenance expenses for the twelve months ended September 30, 1998.

Partially offsetting the decreased maintenance expenses were increases in the bad debt provision for customer accounts receivable during the three months ended September 30, 1999. As a result customer accounts expenses increased in all periods. Furthermore, advertising expenses increased for all periods.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to provide increased efficiencies and improved operations. For example, through the use of cellular technology, more than 90% of KCPL's customer meters are read automatically.

DEPRECIATION

The increase in depreciation expense for all periods reflected normal increases in depreciation from capital additions offset by a $1.7 million decrease in depreciation expense for the nine months ended September 30, 1999 because of the partial retirement of Hawthorn No. 5 property due to the February 1999 explosion.

TAXES

Operating income taxes decreased for all periods, reflecting lower taxable operating income.

     Components of general taxes:
             Three Months Ended   Nine Months Ended   Twelve Months Ended
                 September 30        September 30         September 30
                 1999     1998       1999     1998        1999     1998
                                     (thousands)
 Property     $ 10,741 $ 10,508   $ 32,224 $ 31,525    $ 42,097 $ 41,350
 Gross receipts 14,158   14,472     32,077   32,922      41,295   42,006
 Other           2,519    2,954      7,019    7,688       9,379    9,710
       Total  $ 27,418 $ 27,934   $ 71,320 $ 72,135    $ 92,771 $ 93,066

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations

                        Three months     Nine months      Twelve months
                            ended           ended             ended
                        September 30    September 30      September 30
                         1999   1998     1999   1998       1999    1998
                           (millions, except for earnings per share)
Miscellaneous income and
(deductions) - net *   $ (8.3)$ (4.1) $ (26.0)$ (8.0)   $ (40.2)$ (11.8)
Income taxes             10.4    9.5     33.8   27.4       46.6    38.2
Interest charges         (2.8)  (3.3)    (9.0) (10.4)     (12.0)  (14.1)
       Net income      $ (0.7)$  2.1  $  (1.2)$  9.0    $  (5.6)$  12.3
KLT Earnings per share $(0.01)$ 0.03  $ (0.02)$ 0.14    $ (0.09)$  0.20

* To table on page 24

KLT earnings per share analysis

                          Three months     Nine months      Twelve months
                              ended           ended             ended
                          September 30    September 30      September 30
                           1999   1998     1999   1998       1999    1998
                                       (earnings per share)
KLT excluding items below $ 0.10 $ 0.06   $ 0.23 $ 0.20     $ 0.29  $ 0.27
Sale of Nationwide Electric 0.20      -     0.20      -       0.20       -
Write down of Lyco
 investment                (0.03)     -    (0.03)     -      (0.03)      -
Write off of note
 receivable                (0.05)     -    (0.05)     -      (0.05)      -
1998 KLT Power transactions    -   0.04        -   0.04      (0.06)   0.04
KLT Telecom - Telemetry
 Solutions                 (0.17) (0.02)   (0.20) (0.03)     (0.22)  (0.04)
KLT Telecom - Digital
 Teleport Inc.             (0.06) (0.05)   (0.17) (0.07)     (0.22)  (0.07)
   KLT Earnings per share $(0.01)$ 0.03   $(0.02)$ 0.14     $(0.09) $ 0.20

KLT Telecom consisted primarily of investments in Telemetry Solutions and Digital Teleport Inc. (DTI). As a result of the inability of Telemetry Solutions subsidiaries to bring their products to market, KLT Telecom made the decision in the third quarter of 1999 to cease funding Telemetry Solutions and wrote off its investment. (Both the write off of the investment ($0.13 per share) and the operating losses incurred prior to the write off are included on the line KLT Telecom - Telemetry Solutions in the earnings per share table above). We expect that KLT Telecom's loss for calendar year 1999 from its investment in DTI will be approximately the same as the loss incurred for the twelve months ended September 30, 1999.

The enlarged scope of the business plans of DTI accelerated the time and increased the magnitude of network depreciation expenses. KLT Telecom's total losses from its investment in DTI are limited to its $45 million equity investment. By December 31, 1999, the equity investment in DTI is estimated to be approximately $15 million, limiting the magnitude of possible future losses.

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

Miscellaneous income and (deductions) - net

                            Three months      Nine months      Twelve months
                                ended            ended             ended
                            September 30     September 30      September 30
                             1999   1998     1999    1998       1999    1998
                                              (millions)
  Merger-related expenses $ (1.0) $ (5.8)  $ (2.1) $ (12.0)   $ (2.6) $ (16.3)
* From table on page 23     (8.3)   (4.1)   (26.0)    (8.0)    (40.2)   (11.8)
  Other                     (3.1)   (2.3)    (6.6)    (6.0)     (7.4)    (8.5)
    Total Miscellaneous
     income and
     (deductions) - net   $(12.4) $(12.2)  $(34.7) $ (26.0)   $(50.2) $ (36.6)

Other Income and (Deductions) - Income taxes

Other Income and (Deductions) - Income taxes for all periods reflects the tax impact on total miscellaneous income and (deductions) - net. Additionally, KLT accrued tax credits of $21 million for the nine months ended September 30, 1999, and $19 million for the nine months ended September 30, 1998. KLT accrued tax credits of $27 million for the twelve months ended September 30, 1999 and $26 million for the twelve months ended September 30, 1998.

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

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 19% of KCPL's generating capacity, excluding the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 28% of the annual mwh generation while operating at an average capacity of 91%. Wolf Creek has the lowest fuel cost per MMBTU of any of KCPL's generating units.

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

ENVIRONMENTAL MATTERS

KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner, as well as prior owners back to the time of contamination.

We continually conduct environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws and regulations governing water and air quality including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 7 to the Consolidated Financial Statements).

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

We have assessed the potential of the Year 2000 Issue on KCPL's Information Technology (IT) and non-IT processes and operations. Beginning in 1997, we established a Year 2000 team responsible for evaluating, identifying and correcting problems in all critical computer software, hardware and embedded systems. We utilized both internal and external resources in this process. Because we have invested approximately $73 million in new Year 2000 ready technologies over the past several years, we identified fewer issues than some companies.

We completed readiness efforts for KCPL's mission-critical systems and processes and submitted our readiness report and statement to the North America Electric Reliability Council (NERC) on June 30, 1999. The critical control systems at all our base load generating units are currently running with the date set beyond year 2000. The identification, assessment and remediation efforts of all other KCPL systems impacted by Year 2000 issues have been completed and have undergone final implementation. These include the new customer information system and financial and operations support systems. Testing of these systems which was to be completed by the end of the third quarter of 1999 continues due to an unforeseen upgrade to the operating system software that had been previously declared compliant by the manufacturer. Testing will be completed in the fourth quarter of 1999.

On an ongoing basis, we are sharing information with other electric industry organizations, such as the Electric Power Research Institute, Edison Electric Institute and NERC in order to adequately anticipate and plan for potential problems. We participated in an industry-wide drill April 9, 1999 coordinated by the NERC. The drill simulated partial loss of telecommunications and found that our contingency procedures and backup systems worked well. We also participated in another industry-wide drill, coordinated by NERC, on September 9, 1999, which was a "dress rehearsal" for the transition to Year 2000. The monitoring phase of KCPL's Year 2000 project will continue through at least the first quarter of 2000. Total costs of the assessment, remediation, testing and monitoring efforts will be approximately $7 million. These costs are expensed as incurred.

Two separate independent reviews of the Year 2000 project were conducted to evaluate and validate the progress and effectiveness of our Year 2000 processes and methodologies, including an audit of embedded systems. Both audits resulted in favorable reporting. Based on recommendations received in the independent reviews, improvements have been made to the methods of detailed due diligence documentation.

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

We have addressed these and other potential Year 2000 risks by implementing a number of action plans, including:

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

SIGNIFICANT BALANCE SHEET CHANGES (September 30, 1999 compared to
December 31, 1998)

  - Net utility plant in service decreased by $74.7 million primarily due to the $80 million partial insurance recovery, for the Hawthorn
       No. 5 boiler explosion, that is included in accumulated depreciation.
  - Cash and cash equivalents decreased by $6.5 million and commercial paper, a current liability, increased $84.9 million due to expenditures exceeding cash receipts. Partially offsetting these expenditures, KLT's cash increased by $15.7 million primarily due to proceeds from the sale of stock in Nationwide Electric, Inc. in September 1999.
  - Investments and nonutility property increased $20.8 million primarily due to the following:
       -  $11.1 million increase in HSS' investment in R. S. Andrews
          Enterprises
       - $ 9.0 million increase in HSS' Worry Free equipment - net of depreciation
       - $ 4.5 million decrease in investments and nonutility property by KLT mainly because of the sale of an investment, asset impairments and equity losses offset by additional purchases of gas investments, as well as recording an interest in Custom Energy as an equity investment rather than in consolidation, beginning January 1999, due to a reduction in ownership.
       -  $ 4.0 million increase in KCPL's decommissioning trust fund
  - Electric customer accounts receivable increased $80.2 million primarily because KCPL terminated the accounts receivable sales facility utilized to sell $60 million of accounts receivables in addition to normal seasonal load growth at higher summer electric rates. KCPL entered into another accounts receivables sales agreement to sell currently $60 million of its accounts receivables in the fourth quarter of 1999.
  - Deferred regulatory assets increased $7.8 million due to the buyout of a fuel contract less normal amortization.
  - Other deferred charges decreased $14.0 million primarily reflecting the change in KLT's ownership in Custom Energy to less than 50% and the September 1999 write off of Telemetry Solutions by KLT Telecom. The change in ownership in Custom Energy changed KLT's accounting treatment of the investment from consolidation to an equity investment, removing Custom Energy's deferred charges from KLT's books.
  - Current maturities of long-term debt increased $25.6 million primarily reflecting a $42.0 million increase due to maturing medium-term notes partially offset by $21.5 million in retirements of medium-term notes. Moreover, KLT's borrowings on its bank credit agreement increased by $5.5 million since December 31, 1998.
  - Accrued taxes increased $45.8 million primarily due to the timing of income tax and property tax payments.

  - Other current liabilities decreased $15.5 million primarily due to the rate refund to Kansas retail customers in March 1999, of which $14.2 million was accrued at December 31, 1998.
  - A payment to the IRS in 1999 for the settlement of certain outstanding issues decreased deferred income taxes by $13 million and accrued interest by $7 million.

CAPITAL REQUIREMENTS AND LIQUIDITY

As of November 10, 1999, KCPL's liquid resources included cash flows from operations and $254 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $190 million and KLT's bank credit agreement of $64 million. KLT's availability on its bank credit agreement reflects $23.5 million in repayments made after September 30, 1999 using proceeds from the September 30, 1999 sale of the stock in Nationwide Electric, Inc. On September 30, 1999, KCPL had $85 million of commercial paper borrowings. During the fourth quarter of 1999, KCPL will issue significant additional commercial paper as needed in order to redeem $50 million of preferred stock, retire maturing long-term debt and finance day-to-day operations not expected to be met with internally generated funds.

KCPL continues to generate positive cash flows from operating activities. Cash from operating activities decreased for the nine- and twelve-month periods primarily due to decreased net income before non-cash expenses, the buyout of a fuel contract, the refund of amounts accrued for the Kansas rate adjustment, a payment of $20 million to the IRS to settle certain outstanding issues and a reduction of cash receipts of $60 million because KCPL stopped selling its accounts receivable through an accounts receivable sales facility.

Cash used in investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities increased for the nine- and twelve-month periods primarily due to increased utility capital expenditures. Additionally, the nine and twelve months ended
September 30, 1998 reflected the proceeds from the 1998 sale of KLT Power Inc. Partially offsetting these increases, the nine and twelve months ended September 30, 1999 reflected the proceeds from the sale of the Nationwide Electric, Inc. stock by KLT Energy Services and $80 million in partial insurance recoveries related to Hawthorn No. 5.

Cash used for financing activities decreased for the nine- and twelve-month periods primarily due to $85 million of commercial paper that KCPL borrowed during 1999. Additionally, the nine and twelve months ended September 30, 1999 reflected less in repayments of long-term debt compared to the nine and twelve months ended September 30, 1998. KLT primarily used the proceeds from the sale of KLT Power Inc. in 1998 to repay borrowings under its bank credit agreement.

KCPL's common dividend payout ratio was 129% for the twelve months ended September 30, 1999, and 86% for the twelve months ended
September 30, 1998.

Except as discussed above, we expect KCPL to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally generated funds. KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see discussion below). The funds needed to retire $361 million of maturing debt through the year 2003 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was destroyed, was not operating at the time, and there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through September 30, 1999, KCPL has received $80 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the Consolidated Balance Sheet.

After the explosion at Hawthorn No. 5, we estimated, assuming normal weather and operating conditions, a net increase in expense of between $6.5 million and $11.5 million (before tax) for the year 1999. This estimate included the effect of increased net replacement power costs, reduced bulk power sales and reduction of certain operating and maintenance expenses. At the end of September 1999, the net increase in expense for 1999, excluding the July 1999 heat storm, was estimated at $10 million. However, weather during July 1999 was abnormal. Intense and prolonged heat during the last half of July 1999 contributed to a reduction of core utility business earnings per share of $0.18, lowering EPS during all periods (see page 19 for further discussion). A portion of this reduction in EPS can be attributed to the unavailability of Hawthorn No. 5. However, it is not possible to estimate the impact of the unavailability of Hawthorn No. 5 on the reduction in EPS as a result of the July 1999 heat storm or to revise our original 1999 estimated net increase in expense, which was significantly exceeded.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5.
The new unit, expected to have a capacity of 540 megawatts, should be completed in the summer of 2001. However, we are continuing to evaluate alternatives to replace the power generated by Hawthorn No. 5 prior to completing the new coal-fired boiler in the summer of 2001. We believe that we can secure sufficient power to meet the energy needs of KCPL's customers. Prior to the explosion, we had planned to bring on line Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine (accepted under a lease arrangement and placed into commercial operation in July 1999) and an additional 294 megawatts of capacity by the summer of 2000. The additional 294 megawatts of capacity involves re-powering an existing unit and adding two new combustion turbines.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     PATRICIA S. LANG, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. KANSAS CITY POWER & LIGHT COMPANY. On October 8, 1999, a First Amended Class Action Complaint was filed against the Company in the United States District Court, Western District of Missouri by Patricia Lang on behalf of herself and all others similarly situated. The complaint alleges plaintiff seeks to bring a claim of race discrimination as a class action on behalf of herself and all other current and former African American employees from May 11, 1994 to the present. The complaint alleges that plaintiff and members of the proposed class are subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly situated or less qualified Caucasian employees; and are disciplined and/or terminated when they complain of racially discriminatory practices at the company. The complaint seeks a money award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction prohibiting the company from retaliating against anyone participating in the litigation and continuing monitoring of the Company's compliance with anti-discrimination laws. Because of the vagueness of the complaint, it also is not possible at this time to evaluate the materiality of the relief sought by the proposed class if certified. However, if no class is certified by the court, and we believe that we will be able to successfully defend the certification of any class action, then the relief sought by the individual plaintiff in this action would not be material to the company's financial condition or result of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 27 Financial Data Schedule (for the six months ended September 30, 1999)

REPORTS ON FORM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission for the quarter ended September 30, 1999.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 10, 1999        By:  /s/Drue Jennings
                                      (Drue Jennings)
                                      (Chief Executive Officer)


Dated:  November 10, 1999        By:  /s/Neil Roadman
                                      (Neil Roadman)
                                      (Principal Accounting Officer)