Form 10-K405
period 1999-12-31
KANSAS CITY POWER & LIGHT CO
filed 2000-02-10
CIK 54476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

           For the fiscal year ended DECEMBER 31, 1999

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

On February 7, 2000, KCPL had 61,898,020 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of KCPL (based upon the closing price of the Company's common stock on the New York Stock Exchange on February 7, 2000) was approximately $1,446,464,976.

              DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2000 Proxy Statement are incorporated by reference in Part III of this report.

                      TABLE OF CONTENTS
                                                                    Page
                                                                   Number
                                                                   ------
Item  1.  Business                                                    1
            Organization and History                                  1
            Strategy                                                  1
            Segment Information                                       1
            KCPL - Regulated Electric Utility                         1
              Competition                                             2
              Rates                                                   2
                Missouri                                              2
                Kansas                                                2
              Environmental                                           2
                Air                                                   3
                Water                                                 4
            Fuel Supply                                               5
              Coal                                                    5
              Nuclear                                                 5
                High-Level Waste                                      5
                Low-Level Waste                                       6
            Unregulated Subsidiaries                                  6
            Employees                                                 7
            Officers of the Registrant                                8

Item  2.  Properties                                                  9
            Generation Resources                                      9
            Transmission and Distribution Resources                  10
            General                                                  10

Item  3.  Legal Proceedings                                          10

Item  4.  Submission of Matters to a Vote of Security Holders        11

Item  5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters                                11

Item  6.  Selected Financial Data                                    12

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        13

Item  8.  Consolidated Financial Statements                          27

Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        53

Item 10.  Directors and Executive Officers of the Registrant         53

Item 11.  Executive Compensation                                     53

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                             53

Item 13.  Certain Relationships and Related Transactions             53

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                        54

             CERTAIN FORWARD-LOOKING INFORMATION

STATEMENTS MADE IN THIS REPORT WHICH ARE NOT BASED ON HISTORICAL FACTS ARE FORWARD-LOOKING AND, ACCORDINGLY, INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED. ANY FORWARD-LOOKING STATEMENTS ARE INTENDED TO BE AS OF THE DATE ON WHICH SUCH STATEMENT IS MADE. IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE ARE PROVIDING A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROVIDED FORWARD-LOOKING INFORMATION. THESE IMPORTANT FACTORS INCLUDE:

-- FUTURE ECONOMIC CONDITIONS IN THE REGIONAL, NATIONAL AND
   INTERNATIONAL MARKETS

-- STATE, FEDERAL AND FOREIGN REGULATION

-- WEATHER CONDITIONS

-- FINANCIAL MARKET CONDITIONS, INCLUDING, BUT NOT LIMITED
   TO CHANGES IN INTEREST RATES

-- INFLATION RATES

-- INCREASED COMPETITION, INCLUDING, BUT NOT LIMITED TO, THE
   DEREGULATION OF THE UNITED STATES ELECTRIC UTILITY INDUSTRY,
   AND THE ENTRY OF NEW COMPETITORS

-- ABILITY TO CARRY OUT MARKETING AND SALES PLANS
   ABILITY TO ACHIEVE GENERATION PLANNING GOALS AND THE
   OCCURRENCE OF UNPLANNED GENERATION OUTAGES

-- NUCLEAR OPERATIONS

-- ABILITY TO ENTER NEW MARKETS SUCCESSFULLY AND CAPITALIZE
   ON GROWTH OPPORTUNITIES IN NONREGULATED BUSINESSES

-- ADVERSE CHANGES IN APPLICABLE LAWS, REGULATIONS OR RULES
   GOVERNING ENVIRONMENTAL (INCLUDING AIR QUALITY REGULATIONS),
   TAX OR ACCOUNTING MATTERS

This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

                           PART I


ITEM 1.  BUSINESS

ORGANIZATION AND HISTORY

Kansas City Power & Light Company (KCPL) is a publicly-held, regulated electric utility incorporated in Missouri in 1922 and headquartered in downtown Kansas City, Missouri. KCPL engages in the generation, transmission, distribution and sale of electricity to approximately 463,000 customers located in all or portions of 31 counties in western Missouri and eastern Kansas. About two-thirds of KCPL's retail sales are to Missouri customers and the remainder to Kansas customers. Customers include approximately 407,000 residences, 53,000 commercial firms, and 3,000 industrials, municipalities and other electric utilities. Retail electric revenues in Missouri and Kansas accounted for approximately 93% of KCPL's total electric revenues in 1999. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues.

KCPL also owns two unregulated subsidiaries. KLT Inc., formed in 1992, holds interests in telecommunications, oil and gas development and production, energy services and affordable housing limited partnerships. Home Service Solutions Inc. (HSS), formed in 1998, holds interests in companies providing products and services solutions to residential customers. For additional information regarding KCPL's unregulated subsidiaries, see "KLT Inc. Nonregulated Opportunities" and "Home Service Solutions Inc. Nonregulated Opportunities" in Management's Discussion and Analysis on pages 14-16 included in this report.

STRATEGY

Our strategy is to add value for our shareholders by further separating the electric utility business into generation and transmission/distribution businesses along with our nonregulated ventures. In implementing this strategy, we are focused on:

     -- Providing low-cost electricity
     -- Aggressively pursuing high value, unregulated
        business opportunities
     -- Managing the Company as a portfolio of companies
     -- Investing in people, recognizing that KCPL's success is dependent upon the skills and expertise of its people

SEGMENT INFORMATION

Financial information with respect to business segments is set forth in Note 6 - Segment and Related Information on page 46 in the Consolidated Financial Information included in this report.

KCPL - REGULATED ELECTRIC UTILITY

KCPL, the electric utility, is regulated by the Public Service
Commission of the State of Missouri (MPSC), the State Corporation
Commission of the State of Kansas (KCC), the Federal Energy
Regulatory Commission (FERC), the Nuclear Regulatory Commission
(NRC) and certain other governmental regulatory bodies as to various phases of its operations, including rates, service, safety and nuclear plant operations, environmental matters and issuances of securities.

    COMPETITION

A number of states already have authorized retail electric competition. In Missouri, comprehensive retail access legislation has been introduced and is moving through the legislature. In Kansas, comprehensive retail competition legislation was proposed in the 1999 legislative session but is not expected to be reintroduced in 2000. We do not expect legislation to pass in either state this year. For additional information on competition, see "Regulation and Competition" of Management's Discussion and Analysis on page 13 included in this report.

We believe we have developed a number of competitive strengths that will enable us to successfully compete as more of our business becomes unregulated. These strengths include:

-- Delivered coal costs which are among the lowest in the region
-- Innovative, award-winning technology system offering
   expanded and value-added services to the customer
-- Aggressive financial management
-- Strong cash flows
-- Competitive regional retail rates

    RATES

The MPSC and KCC regulate KCPL's retail electric rates for sales within the respective states of Missouri and Kansas. FERC approves KCPL's rates for wholesale bulk electricity sales. Firm electric sales are made by contractual arrangements between the entity being served and KCPL.

       MISSOURI

Pursuant to a stipulation and agreement approved by the MPSC on April 13, 1999, a rate reduction for Missouri customers of 3.2% began on March 1, 1999. The stipulation and agreement also provided that the MPSC Staff or Office of Public Counsel would not request additional changes to rates prior to March 1, 2002.

       KANSAS

Pursuant to a rate settlement and agreement with the KCC, KCPL implemented a 4.7% reduction in Kansas retail rates effective
January 1, 1998.

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

We continually conduct environmental audits designed to detect contamination and ensure compliance with governmental regulations; however, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities. We cannot presently estimate any additional costs of meeting such new regulations or standards which might be established in the future or the possible effect which any new regulations or standards could have on KCPL's operations. We currently estimate, however, that expenditures necessary to comply with environmental regulations will not be material with the possible exceptions set forth below.

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

Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5. The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

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

In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The EPA is pursuing appellate review of this finding, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

The State of Missouri is currently developing a State
Implementation Plan (SIP) for NOx Reduction. This plan will likely result in KCPL having to comply with new standards for NOx that are less severe than those that would result from the EPA's
1998 NOx SIP call. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP.

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

       WATER

KCPL commissioned an environmental assessment of its Northeast Station and of its Spill Prevention Control and Countermeasure plan as required by the Clean Water Act. The assessment revealed contamination of the site by petroleum products, heavy metals, volatile and semi-volatile organic compounds, asbestos, pesticides and other regulated substances. Based upon studies and discussions with Burns & McDonnell, the cost of the cleanup could range between $1.5 million and $6 million. The Missouri Department of Natural Resources ("MDNR") tested for arsenic in soils at the Northeast site during December 1997. MDNR issued a report on these tests in April of 1998, concluding that arsenic levels are not a concern.

Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock. MDNR was notified of the possible release of petroleum products from prior operations on the site and the presence of volatile organic compounds moving under the site. Monitoring and removal of free petroleum products continues at the site. The RCRA division of MDNR has concluded that the volatile organic compounds originated from a source off site. This site is upgrade and upstream from Northeast Station and is being cleaned. KCPL has been advised that remediation has begun at this site which should affect the flow of volatile organic compounds moving through the site. At this time KCPL is under no obligation to perform further activities at the site as MDNR has concluded KCPL did not contribute to this contamination.

FUEL SUPPLY

KCPL's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy about 95% of the 2000 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 1999 and estimated 2000 fuel mix, based on total Btu generation, are as follows:

                                                ESTIMATED
                                1999               2000
                                ----            ---------
                 Coal            70%                67%
                 Nuclear         28%                28%
                 Other            2%                 5%

    COAL

KCPL's average cost per million Btu of coal burned, excluding fuel handling costs, was $0.82 in 1999, $0.81 in 1998, and $0.85 in 1997.

During 2000, approximately 9.6 million tons of coal (6.1 million tons, KCPL's share) are projected to be burned at KCPL's generating units, including jointly-owned units. (This amount has been reduced for 2000 due to the unavailability of Hawthorn 5. For additional information regarding Hawthorn 5, see "Hawthorn No. 5" in Management's Discussion and Analysis on page 25 included in this report.) KCPL has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 2000 through 2003, will satisfy approximately 95% of the projected coal requirements for 2000, 50% for 2001 and 2002, and 20% in 2003.

    NUCLEAR

KCPL also owns 47% of Wolf Creek Nuclear Operating
Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). WCNOC has on hand, or under contract, 100% of the uranium needs for 2000 and 77% of the uranium required to operate Wolf Creek through March 2005. The balance is expected to be obtained through contract and spot market purchases.

       HIGH-LEVEL WASTE

We amortize nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity.
Under the Nuclear Waste Policy Act of 1982, the Department of
Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. For this future disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold.
These disposal costs are charged to fuel expense.
A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has begun replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

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

Nebraska officials and some residents in the area of the proposed facility have raised significant opposition to the project throughout the licensing process. In 1999 the Nebraska legislature voted to withdraw from the compact, and in August 1999, the Nebraska governor officially notified the other member states of its intent to withdraw. Withdrawal will not be effective for five years. Meanwhile, the facility developer has sought a "contested case hearing" to challenge the Nebraska agencies' license denial. Also, the utilities and the compact commission filed suit against the state of Nebraska and others alleging that Nebraska officials acted in bad faith in conducting the licensing proceedings. In April 1999, the utilities and the commission obtained a US District Court injunction against further proceedings on the contested case hearing pending resolution of the "bad faith" litigation, and Nebraska has appealed from the injunction. For additional information on low-level waste, see Note 4 "Low-Level Waste" to Notes to Consolidated Financial Information on page 41 included in this report.

UNREGULATED SUBSIDIARIES

KLT INC. has five active wholly-owned direct subsidiaries:

    -- KLT INVESTMENTS INC., a passive investor in affordable housing investments that generate tax credits.

    -- KLT INVESTMENTS II INC., a passive investor in economic and community-development and energy-related projects.

    -- KLT ENERGY SERVICES INC., an investor in companies which provide products and services to commercial and industrial customers to control the amount, cost and quality of electricity. KLT Energy Services Inc. has a majority economic interest in Strategic Energy, L.L.C., which provides power supply coordination (including purchasing electricity in the wholesale market and selling it to end users), gas management, energy consulting, generation optimization and wholesale electricity marketing services. KLT Energy Services Inc. holds 50% interest in Custom Lighting Services, L.L.C., which provides streetlighting system design, installation and maintenance services to municipalities and utilities.

    -- KLT GAS INC., an investor in oil and gas producing properties and companies. The focus of KLT Gas Inc. is primarily on coalbed methane producing properties. It is the sole owner of Apache Canyon Gas, L.L.C., which has production from over 180 coalbed methane wells and continues development of mineral rights and leases in the vicinity of Weston, Colorado. KLT Gas Inc. also has a 50% working interest in natural gas producing properties in south Texas. FAR Gas Acquisitions Corporation, a wholly-owned subsidiary of KLT Gas Inc., holds limited partnership interests in coalbed methane gas well properties.

     -- KLT TELECOM INC., an investor in communications and information technology. KLT Telecom's major investment is a 47% ownership of DTI Holdings, parent of Digital Teleport Inc. (DTI). At year-end 1999 DTI owned or controlled over 8,000 route miles of fiber optic network, with 14,000 route miles of network projected to be completed by year-end 2000. When completed, DTI will have approximately 20,000 route miles on its network comprised of 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states. DTI intends to focus on the continued build-out of its sophisticated low-cost network and to grow its products and services with the objective of becoming a major competitor in the telecommunications services industry.

HOME SERVICE SOLUTIONS INC. (HSS) made investments in two companies:

    -- WORRY FREE SERVICE, INC., a participant in electrical and energy-related services to residential users (owned 100% by HSS).

    -- R. S. ANDREWS ENTERPRISE, INC., a consumer services company in Atlanta, Georgia (HSS holds 49% ownership interest).

EMPLOYEES

At December 31, 1999, KCPL and its wholly-owned subsidiaries had 2,222 employees (including temporary and part-time employees), 1,364 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCPL has labor agreements with Local 1613, representing clerical employees (which expires March 31, 2002), with Local 1464, representing outdoor workers (which expires January 31, 2003), and with Local 412, representing power plant workers (which expires February 28, 2001). KCPL is also a 47% owner of WCNOC, which employs 986 persons to operate Wolf Creek.

OFFICERS OF THE REGISTRANT

                                                                     YEAR
                                                                     NAMED
      NAME           AGE  POSITIONS CURRENTLY HELD                 OFFICER
      ----           ---  ------------------------                 -------

Drue Jennings         53  Chairman of the Board                      1980
                          and Chief Executive Officer

Bernard J. Beaudoin   59  President                                  1984

Marcus Jackson        48  Executive Vice President - Chief           1989
                          Financial Officer

Ronald G. Wasson      55  Executive Vice President - KCPL and        1983
                          Chairman of the Board - KLT Inc.

Gregory J. Orman      31  President and Chief Executive              2000
                          Officer - KLT Inc.

John J. DeStefano     50  Senior Vice President - Business           1989
                          Development

Jeanie Sell Latz      48  Senior Vice President - Corporate          1991
                          Services, Corporate Secretary
                          and Chief Legal Officer

Andrea F. Bielsker    41  Vice President - Finance and Treasurer     1996

Frank L. Branca       52  Vice President - Generation Services       1989

Nancy J. Moore        50  Vice President - Customer Services         2000

Douglas M. Morgan     57  Vice President - Information Technology    1994

Richard A. Spring     45  Vice President - Transmission and          1994
                          Environmental Services

Bailus M. Tate        53  Vice President - Human Resources           1994

Neil A. Roadman       54  Controller                                 1980

All of the above individuals have been officers or employees in a responsible position with KCPL for the past five years, with the exception of Mr. Orman who was appointed to his position in January 2000. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.

ITEM 2.  PROPERTIES

GENERATION RESOURCES

KCPL's generating facilities consist of the following:

                                                        ESTIMATED
                                                           2000
                                                         MEGAWATT
                                             YEAR          (MW)
                       UNIT               COMPLETED      CAPACITY   FUEL
                       ----               ---------      --------  -------
Existing Units
 Base Load...    Wolf Creek(a)               1985          550(b)  Nuclear
                 Iatan                       1980          469(b)     Coal
                 LaCygne 2                   1977          337(b)     Coal
                 LaCygne 1                   1973          344(b)     Coal
                 Hawthorn 9(c)*              2000          140         Gas
                 Hawthorn 8(d)*              2000           77         Gas
                 Hawthorn 7(d)*              2000           77         Gas
                 Hawthorn 6(d)               1997          141         Gas
                 Hawthorn 5(e)               1969            0    Coal/Gas
                 Montrose 3                  1964          176        Coal
                 Montrose 2                  1960          164        Coal
                 Montrose 1                  1958          170        Coal
 Peak Load...    Northeast 13 and 14(d)      1976          114         Oil
                 Northeast 17 and 18(d)      1977          117         Oil
                 Northeast 15 and 16(d)      1975          116         Oil
                 Northeast 11 and 12(d)      1972          111         Oil
                 Northeast Black Start Unit  1985            2         Oil
                 Grand Avenue (2 units)      1929 & 1948    73         Gas
                                                          -----
                 Total                                    3,178
                                                          =====
____________

(a) This unit is one of KCPL's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.

(b)  KCPL's share of jointly-owned unit.

(c)  Heat Recovery Steam Generator portion of combined cycle.

(d)  Combustion turbines.

(e)  On February 17, 1999, an explosion occurred at the Hawthorn
     Generating Station.  (For additional information regarding
     Hawthorn 5, see "Hawthorn No. 5" in Management's Discussion and Analysis on page 25 included in this report.)

*THIS ADDITIONAL CAPACITY IS UNDER CONSTRUCTION AND ON SCHEDULE
 TO BE IN SERVICE BY JULY 2000.

KCPL owns the Hawthorn Station (Jackson County, Missouri),
Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). KCPL also owns 50% of the 688-mw LaCygne 1 Unit and 674-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,170 mw Wolf Creek in Coffey County, Kansas.

TRANSMISSION AND DISTRIBUTION RESOURCES

KCPL's electric transmission system is interconnected with systems of other utilities to permit bulk power transactions with other electricity suppliers. KCPL owns approximately 1,700 miles of transmission lines, approximately 8,900 miles of overhead distribution lines, and approximately 3,300 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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


ITEM 3.  LEGAL PROCEEDINGS

CARLOS SALAZAR, ET AL. V. KANSAS CITY POWER & LIGHT COMPANY.
On May 28, 1999, an action was filed against KCPL in the United States District Court Western District of Missouri by three current Hispanic employees. The complaint alleges race discrimination on behalf of all existing Hispanic employees and those who tried to obtain employment with KCPL from May 28, 1994 to the present. While the petition requests formation of and certification as a class action, the relief sought is wages and fringe benefits, alleged wage differentials, punitive damages, attorneys fees and costs of the action for the three named plaintiffs, together with an injunction prohibiting KCPL from retaliating. This relief sought by the three individual plaintiffs would not be material to KCPL's financial condition or operations. Due to the vagueness of the complaint, it is not possible at this time to evaluate the materiality of the relief sought by the proposed class; however, KCPL believes it will be able to successfully defend the certification of the class.

PATRICIA S. LANG, ON BEHALF OF HERSELF AND ALL OTHERS
SIMILARLY SITUATED V. KANSAS CITY POWER & LIGHT COMPANY. On October 8, 1999, a First Amended Class Action Complaint was filed against KCPL in the United States District Court, Western District of Missouri by Patricia Lang on behalf of herself and all others similarly situated. The complaint alleges plaintiff seeks to bring a claim of race discrimination as a class action on behalf of herself and all other current and former African American employees from May 11, 1994 to the present. The complaint alleges that plaintiff and members of the proposed class are subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly situated or less qualified Caucasian employees; and are disciplined and/or terminated when they complain of racially discriminatory practices at KCPL. The complaint seeks a money award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction prohibiting

KCPL from retaliating against anyone participating in the litigation and continuing monitoring of KCPL's compliance with anti-discrimination laws. Because of the vagueness of the complaint, it also is not possible at this time to evaluate the materiality of the relief sought by the proposed class if certified. However, if no class is certified by the court, and we believe that we will be able to successfully defend the certification of any class action, then the relief sought by the individual plaintiff in this action would not be material to KCPL's financial condition or result of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                          PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

KCPL's common stock is listed on the New York and Chicago stock exchanges under the symbol KLT. At December 31, 1999, our common stock was held by 20,661 shareholders of record.
Information relating to market prices and cash dividends on our common stock is set forth below:

                                  Common Stock Price Range ($)
                        -----------------------------------------------
                               1998                        1999
                        ------------------          -------------------
        Quarter           High       Low              High       Low
        -------         --------   -------          --------   --------
        First           31-5/8     28-5/16          29-5/8     24-5/8
        Second          31-1/2     28-1/16          28-3/16    23-5/16
        Third           30-3/4     28               26-11/16   22-3/16
        Fourth          31-13/16   28-3/8           25-1/8     20-13/16



                            Common  Stock Dividends Declared
                            --------------------------------
                Quarter      1998         1999         2000
                -------     ------       ------       ------
                First       $0.405       $0.415       $0.415
                Second       0.405        0.415
                Third        0.415        0.415
                Fourth       0.415        0.415

KCPL's Restated Articles of Consolidation contain certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                                  Year Ended December 31
                       1999(a)(b)1998(a)   1997(a)   1996(a)   1995
                       (dollars in millions except per share amounts)

Operating revenues     $  897    $  939    $  896    $  904    $  886
Net income             $   82    $  121    $   77    $  108    $  123
Earnings per common
  share                $ 1.26    $ 1.89    $ 1.18    $ 1.69    $ 1.92
Total assets at
  year end             $2,990    $3,012    $3,058    $2,915    $2,883
Total mandatorily
  redeemable preferred
  securities           $  150    $  150    $  150    $   --    $   --
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)          $  815    $  913    $1,008    $  971    $  911
Cash dividends per
  common share         $ 1.66    $ 1.64    $ 1.62    $ 1.59    $ 1.54
Ratio of earnings to
  fixed charges          2.07      2.87      2.03      3.06      3.94

(a) KCPL incurred significant merger-related costs of $15 million in 1998, $60 million in 1997 and $31 million in 1996. Included in 1997 merger expense is the $53 million payment to UtiliCorp United (UtiliCorp) for terminating the merger with UtiliCorp and agreeing to a merger with Western Resources Inc. Subsequently, the planned merger with Western Resources Inc. was terminated.
(b)  See Management Discussion for explanation of 1999 results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TERMINATION OF MERGER

On January 2, 2000, KCPL's Board of Directors unanimously voted to terminate its Amended and Restated Agreement and Plan of Merger, dated as of March 18, 1998, with Western Resources Inc. (Western Resources). See Note 14 to the Consolidated Financial Statements for further information concerning the terminated Western Resources merger.

REGULATION AND COMPETITION

As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We are continuing to improve the efficiency of KCPL's electric utility operations, lowering prices and offering new services.

Competition in the electric utility industry accelerated with the passage of the National Energy Policy Act of 1992. This Act gave the Federal Energy Regulatory Commission (FERC) the authority to require electric utilities to provide transmission line access to independent power producers (IPPs) and other utilities (wholesale wheeling). In April 1996 FERC issued an order requiring all owners of transmission facilities to adopt open-access tariffs and participate in wholesale wheeling. We made the necessary filings to comply with that order.

FERC's April 1996 order encouraged more movement toward retail competition at the state level. An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states, including Kansas and Missouri, are actively considering retail wheeling. While retail wheeling legislation was introduced in Kansas and Missouri in 1999, no comprehensive legislation was passed.

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

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could cease meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $138 million of regulatory assets at December 31, 1999, as long as FASB 71 requirements are met.

Competition could eventually have a material, adverse effect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital requirements and related costs could increase significantly.

KLT INC. NONREGULATED OPPORTUNITIES

KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. Existing ventures include investments in telecommunications, oil and gas development and production, energy services and affordable housing limited partnerships.

KCPL's investment in KLT was $119 million as of December 31, 1999 and 1998. KLT's loss for 1999 totaled $1.3 million compared to income of $4.6 million in 1998. (See KLT earnings per share analysis on page 20 for significant factors impacting KLT's operations and resulting net income for 1999, 1998 and 1997.) KLT's consolidated assets at December 31, 1999, totaled $268 million.

Telecommunications
Through our subsidiary, KLT Telecom, we own 47% of DTI Holdings (acquired in 1997), which is the parent company of Digital Teleport, Inc. (DTI), a facilities-based telecommunications company. DTI is creating an approximately 20,000 route-mile, digital fiber optic network comprising 23 regional rings that interconnect primary, secondary and tertiary cities in 37 states. DTI now owns or controls over 8,000 route-miles of fiber optic capacity with local rings located in the metropolitan areas of Kansas City, St. Louis, Memphis and Tulsa. By the end of year 2000, DTI projects it will have over 14,000 route-miles of its network completed.

The strategic design of the DTI network allows DTI to offer reliable, high-capacity voice and data transmission services, on a region-by-region basis, to primary carriers and end-user customers who seek a competitive alternative to existing providers. DTI's network infrastructure is designed to provide reliable customer service through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If the network experiences a failure of one of its links, the routing intelligence of the equipment transfers traffic to the next choice route, thereby ensuring call delivery without affecting customers. DTI currently provides services to other communications companies including AT&T, Sprint, MCI Worldcom, Ameritech Cellular and Broadwing Communications, among others. DTI also provides private line services to targeted business and governmental end-user customers.

DTI intends to focus on the continued build-out of its sophisticated low cost network and to grow its products and services with the objective of becoming a major competitor in the telecommunication services industry.

Oil and Gas Development and Production
KLT Gas pursues nonregulated growth primarily through the acquisition, development and production of natural gas properties. We have built a knowledge base in coalbed methane production and reserves evaluation. Therefore, the focus of KLT Gas is on coalbed methane, a niche in the oil and gas industry where we believe our expertise gives us a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. In addition to coalbed methane projects, we seek out high quality conventional gas production to add additional value to our operations. Conventional gas properties comprise approximately 25% of KLT Gas' properties as of December 31, 1999.

KLT Gas has properties in Colorado, Texas, Wyoming, Oklahoma, Kansas, New Mexico and North Dakota. KLT Gas has an ownership interest in approximately 200 wells in these states and plans to drill over 150 additional wells during 2000. In 1999, KLT Gas acquired properties in five new basins. These acquisitions provide significant planned future growth potential by virtue of their development acreage and proven reserve base. At December 31, 1999, net proven reserves approximate 247 Billion Cubic Feet. Average gas production at December 31, 1999, was approximately 42 Million Cubic Feet per Day. These levels of net production and reserves in the United States would place KLT Gas in the top 100 publicly-traded oil and gas companies in the United States, based on the September 1999 Oil and Gas Journal.
In January 2000, KLT Gas acquired 80 wells with significant proven reserves, continuing its growth strategy. KLT Gas develops newly acquired areas to realize significant gas production from proven reserves.

The future price scenarios for natural gas appear strong, showing steady growth. We believe the demand for natural gas should strengthen into the future. Environmental concerns are leading to increased demand of natural gas by electric utilities switching from coal or oil generation to cleaner burning natural gas. We believe that natural gas prices will continue to be more stable than oil prices and that increased demand for natural gas will move natural gas prices upward in the future. Even with the stable gas prices, we utilize gas forward contracts to minimize the risk of gas price changes.

Energy Services
KLT Energy Services acquired in 1999 a 56% ownership (49% of the voting stock) in Strategic Energy, LLC (SEL). SEL provides energy supply coordination services and purchases electricity and gas for resale to retail end users. SEL also provides strategic planning and consulting services in natural gas and electricity markets.

SEL builds strong customer relationships by providing quality services over extended periods of time. SEL has provided services to over 100 Fortune 500 companies and currently serves over 5,000 customers. SEL has developed an excellent market reputation for providing energy procurement services to end-users over the past fifteen years. Their revenues grew significantly from $7 million in 1998 to $62 million in 1999.

SEL has developed into a major provider of services, mainly electricity for a fee, in the newly deregulated electricity market in Pennsylvania, capturing approximately 10% of the eligible commercial market and 4% of the eligible industrial market in western
Pennsylvania. SEL utilizes hedges on all of its retail obligations to eliminate any market risk.

SEL has invested substantial dollars in information systems necessary to manage both retail and wholesale energy on an integrated basis over the past three years. SEL plans to continue to invest in systems to maintain and exploit their technological advantage.

HOME SERVICE SOLUTIONS INC. NONREGULATED OPPORTUNITIES

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures, primarily in residential services. At December 31, 1999, HSS has a 49% ownership in R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. RSAE has made acquisitions in key U.S. markets. RSAE provides heating, cooling, plumbing and electrical services as well as appliance services, pest control and home warranties. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, provides financing for residential services, including preventative maintenance and warranty services for heating and air conditioning equipment.

KCPL's investment in HSS was $46.3 million as of December 31, 1999 and $21.2 million as of December 31, 1998. HSS' loss for 1999 totaled $3.7 million compared to a loss of $0.1 million in 1998. In 1999, HSS' loss included $2.4 million from its investment in RSAE primarily because of increased integration costs incurred by RSAE associated with recent acquisitions. HSS' consolidated assets at December 31, 1999, totaled $50 million.

EARNINGS OVERVIEW

             For the Years Ended December 31
                              1999      1998      1997

Earnings per share (EPS)     $1.26     $1.89     $1.18

EPS excluding merger
 expenses                    $1.23*    $2.09     $1.77

Increase(Decrease)
 excluding merger
 expenses                   $(0.86)    $0.32
- Net income in 1999 was increased $1.7 million ($0.03 per share) because the merger expenses incurred in 1999 were more than offset by the tax deductibility of certain 1998 merger expenses in 1999.

EPS, excluding merger expenses, decreased in 1999 compared to 1998 and was affected by the following factors:
  -  The approximate $15 million Missouri rate reduction, effective
     March 1, 1999, reduced EPS by $0.13 in 1999.
  - Intense and prolonged heat during the last half of July produced a new summer peak demand of 3,251 megawatts and increased kilowatt-hour consumption. Because of these conditions, purchased power prices and volumes exceeded the prior year's. These higher purchased power expenses in July 1999, net of the increased revenues, lowered EPS by approximately $0.18 in 1999.
  - The impact of the unavailability of Hawthorn No. 5, excluding the impact of the July 1999 heat storm, reduced EPS by $0.10 in 1999 (see page 25).
  - Earnings per share from KLT decreased $0.09 in 1999 (see KLT earnings per share analysis on page 20).
  - Earnings per share from HSS decreased $0.06 in 1999 primarily because of equity losses from HSS' investment in R.S. Andrews Enterprises, Inc. At December 31, 1999, HSS had a 49% ownership in R.S. Andrews Enterprises, Inc.
  -  Milder than normal weather in 1999, despite intense heat in July
     1999, compared with warmer than normal summer weather in 1998, reduced EPS in 1999.
  - Higher operating expenses in 1999 compared to 1998, excluding the impact of the unavailability of Hawthorn No. 5, reduced EPS in 1999.

EPS, excluding merger expenses, increased in 1998 compared to 1997 and was affected by the following factors:

  - Warmer than normal summer weather in 1998 compared with cooler than normal summer weather in 1997, in addition to continued load growth, increased EPS in 1998.
  - The Kansas rate reduction, effective January 1, 1998, reduced EPS by $0.14 in 1998.
  -  Increased depreciation expense reduced EPS by $0.05 in 1998.

MEGAWATT-HOUR (MWH) SALES AND ELECTRIC OPERATING REVENUES

Sales and revenue data:
                                   Increase (Decrease) from Prior Year
                                          1999              1998
                                      Mwh   Revenues     Mwh  Revenues
                                         (revenue change in millions)
Retail:
 Residential                        (3)%    $(10)      8 %    $ 19
 Commercial                          1 %      (5)      5 %      13
 Industrial                         (1)%       1       4 %       3
 Other                               2 %       -       8 %      (4)
  Total retail                      (1)%     (14)      6 %      31
Sales for resale:
 Bulk power sales                  (38)%     (26)      8 %      11
 Other                              (1)%       -       4 %       -
  Total                                      (40)               42
Other revenues                                (2)                1
  Total electric operating revenues         $(42)              $43

In 1999 the Missouri Public Service Commission (MPSC) approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999. Revenues decreased by about $13 million in 1999 as a result of the Missouri rate reduction. As part of the stipulation and agreement, KCPL, MPSC Staff or the Office of Public Counsel will not file any case with the Commission, requesting a general increase or decrease, rate credits or rate refunds that would become effective prior to March 1, 2002.

The Kansas Corporation Commission (KCC) approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, we accrued $14.2 million during 1998 for refund to customers. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million we accrued during 1998, plus the amount that we accrued for January and February 1999.

Milder than normal weather decreased retail mwh sales in 1999 compared with 1998, but the decrease was partially offset by continued load growth. Load growth consists of higher usage per customer as well as new customer additions. Warmer than normal summer weather and continued load growth increased retail mwh sales in 1998 compared with 1997. Less than 1% of revenues include an automatic fuel adjustment provision.

Other retail revenues in 1998 decreased from 1997 while Other retail mwh sales increased reflecting the sale of the public streetlight system to the City of Kansas City, Missouri in August 1997. KCPL reduced the rate per mwh paid by the City as a result of the sale agreement.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to a

38% decrease in bulk power mwh sales from 1998 levels. In addition, the Wolf Creek refueling and maintenance outage in Spring 1999 contributed to decreased bulk power mwh sales in 1999 compared to 1998. The price per mwh and quantity of bulk power sales increased in 1998 compared to 1997 increasing bulk power revenues. Outages at the Hawthorn No. 5 and LaCygne No. 1 generating units in 1998 decreased bulk power mwh sales partially offsetting this increase.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

Combined fuel and purchased power expenses for 1999 increased 8% from 1998 while total mwh sales (total of retail and sales for resale) decreased by 8%. Excluding the impacts of the unavailability of Hawthorn No. 5 and the July heat storm, net interchange and fuel costs increased in 1999 by $11 million compared to 1998 because of increased per unit prices. The unavailability of Hawthorn No. 5 resulted in increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn No. 5. Moreover, as a result of the intense and prolonged heat in the Midwest during the last half of July 1999, KCPL incurred approximately $18 million in higher costs including purchased power expenses, net of the increased revenues. Prices for purchased power in the wholesale market escalated during the last half of July 1999, reflecting constrained transmission and limited generating capacity in the region. Normal costs of $20 to $30 per mwh of purchased power in the Midwest and South rose to more than $3,000 per mwh. Because of these market conditions and the unavailability of Hawthorn No. 5, KCPL incurred purchased power costs of $35 million in July 1999, an increase of $25 million over July 1998. These higher prices explain why Combined fuel and purchased power expenses increased while Total MWH sales decreased.

Combined fuel and purchased power expenses for 1998 increased 7% from 1997 while total mwh sales increased by 6%. The price per unit of purchased power increased in 1998 compared to 1997 because the availability of purchased power decreased and market-based rates were widely used in the competitive wholesale market. Even with the increase in the price per unit of purchased power however, KCPL's price per unit of total generation and purchased power in 1998 remained consistent with 1997. Purchased power expenses also increased in 1998 due to replacement power expenses incurred during outages at the Hawthorn No. 5 and LaCygne No. 1 generating units. Purchased power expenses include capacity purchases that provide a cost-effective alternative to constructing new capacity.

Nuclear fuel costs per MMBTU remained substantially less than the MMBTU price of coal. Nuclear fuel costs per MMBTU decreased 5% during 1999 and 6% during 1998. Nuclear fuel costs per MMBTU averaged 56% of the MMBTU price of coal in 1999 and 60% of the MMBTU price of coal in 1998 and 1997. We expect the price of nuclear fuel to remain fairly constant through the year 2005. During 1999 fossil plants represented about 71% of total generation and the nuclear plant about 29%. During 1998 fossil plants represented about 70% of total generation and the nuclear plant about 30%.

The cost of coal per MMBTU increased 1% in 1999 compared to 1998 and declined 5% in 1998 compared to 1997. The cost of coal per MMBTU increased in 1999 because Hawthorn No. 5 was unavailable. The cost of coal per MMBTU at Hawthorn No. 5 was lower than the average cost of coal per MMBTU at most of KCPL's other coal-fired plants. Not only do KCPL's coal procurement strategies continue to provide coal costs below the regional average, but we also expect coal costs to remain fairly consistent with 1999 levels through 2000.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses for 1999 declined slightly from 1998. As a result of the February 17, 1999, boiler explosion at Hawthorn No. 5, Hawthorn No. 5's other operation and maintenance expenses decreased. The decline in maintenance expenses at Hawthorn No. 5 was partially offset by increased maintenance expenses at LaCygne No. 2 during a scheduled outage in Spring 1999. Administrative and general labor expenses and customer accounts expenses for meter reading and customer record keeping increased in 1999, offsetting most of the decline in other operation and maintenance expenses as a result of the Hawthorn No. 5 explosion.

Combined other operation and maintenance expenses for 1998 declined $4.2 million from 1997 due to lower non-fuel production operations and lower administrative and general expenses, partially offset by increased advertising expenses. In addition, during the Wolf Creek outage, completed in December 1997, actual costs incurred were $3.5 million in excess of the estimated and accrued costs, increasing combined other operation and maintenance expenses in 1997.

We continue to emphasize new technologies, improved work methodologies and cost control. We continuously improve our work processes to provide increased efficiencies and improved operations. For example, through the use of cellular technology, more than 90% of KCPL's customer meters are read automatically.

DEPRECIATION

The increased depreciation expense in 1999 compared to 1998 reflected increased depreciation of capitalized computer software for internal use and normal increases in depreciation from capital additions. These increases were partially offset by a $2.4 million decrease in depreciation expense in 1999 because Hawthorn No. 5 property was partially retired due to the February 1999 explosion.

The increase in depreciation expense in 1998 compared to 1997 reflected the implementation of the KCC settlement agreement as well as normal increases in depreciation from capital additions. The KCC settlement agreement, effective January 1, 1998, authorized a $2.8 million annual increase in depreciation expense.

TAXES

Operating income taxes decreased $20 million in 1999 compared to 1998 reflecting lower taxable operating income. Operating income taxes increased $8 million in 1998 compared to 1997 reflecting higher taxable operating income.

Components of general taxes:
                                         1999      1998        1997
                                                 (thousands)
  Property                             $ 42,734   $ 41,398   $ 43,529
  Gross receipts                         41,216     42,140     40,848
  Other                                   9,051     10,048      8,920
       Total                           $ 93,001   $ 93,586   $ 93,297

Property taxes decreased in 1998 compared to 1997, reflecting lower Missouri and Kansas property tax assessed valuations in 1998, as well as changes in Kansas tax law which reduced the mill levy rates.
Changes in gross receipts taxes result from changes in billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations

                                 For the year ended December 31
                                1999          1998          1997
                            (millions, except for earnings per share)

Miscellaneous income and
   (deductions) - net*        $(34.6)       $(22.1)       $(16.2)
Income taxes                    45.2          40.2          35.7
Interest charges               (11.9)        (13.5)        (13.5)
       Net income(loss)       $ (1.3)       $  4.6        $  6.0

KLT Earnings(Loss) per share  $(0.02)       $ 0.07        $ 0.10

* To table on page 21

KLT earnings per share analysis

                                    For the year ended December 31
                                    1999         1998         1997
                                         (earnings per share)
KLT excluding items below         $ 0.30       $ 0.24       $ 0.14
Sale of Nationwide Electric         0.20            -            -
Write down of Lyco investment      (0.03)           -            -
Write down of a note
  receivable                       (0.05)           -        (0.02)
KLT Power transactions                 -        (0.02)           -
KLT Telecom - Telemetry
  Solutions                        (0.20)       (0.06)       (0.02)
KLT Telecom - Digital
  Teleport Inc.                    (0.24)       (0.09)           -
    KLT Earnings(Loss) per share  $(0.02)      $ 0.07       $ 0.10

In September 1999, KLT Energy Services sold 100% of the stock it held in Nationwide Electric, Inc., resulting in a gain of $20 million.

KLT Telecom consisted primarily of investments in Telemetry Solutions and Digital Teleport Inc. (DTI). Because Telemetry Solutions' subsidiaries were unable to bring their products to market, KLT Telecom decided, in the third quarter of 1999, to cease funding Telemetry Solutions and wrote off its investment. (Both the write off of the investment ($0.13 per share) and the operating losses incurred prior to the write off are included on the KLT Telecom - Telemetry Solutions line in the earnings per share table above).

The enlarged scope of the business plans of DTI accelerated the time and increased the magnitude of network depreciation expenses.
Interest expense also increased, due to discounted, high-yield bonds offered in 1998 to obtain funds to expand the digital fiber optic network, contributing to DTI's 1999 and 1998 losses. KLT Telecom's total losses from its investment in DTI are limited to its $45 million equity investment. At December 31, 1999, the equity investment in DTI is approximately $14 million, limiting the magnitude of possible future losses.

The following significant factors affected KLT's 1998 operations:

- The $4 million gain on the sale of the common stock of KLT Power Inc.

- The $6 million write down of KLT's investment in a power station in China. After this write-off, KLT has no other recorded assets in foreign countries.
- A $9 million loss on a KLT equity investment in Digital Teleport, Inc. (DTI) due to developmental costs DTI incurred in 1998.

Miscellaneous income and (deductions) - net

                             For the years ended December 31
                             1999          1998          1997
                                        (millions)

  Merger related expenses  $ (3.2)        $(14.6)       $(60.0)
* From table on page 20     (34.6)         (22.1)        (16.2)
  Other                     (13.9)          (4.8)         (3.2)
    Total Miscellaneous
    income and
    (deductions) - net     $(51.7)        $(41.5)       $(79.4)

A $53 million payment to UtiliCorp United Inc. (UtiliCorp) in February 1997 comprised the bulk of merger-related expenses in 1997. The September 1996 termination of the UtiliCorp merger agreement and the February 1997 merger agreement with Western Resources triggered the payment to UtiliCorp under provisions of the UtiliCorp merger agreement. Subsequently, the planned merger with Western Resources was terminated.

Other Miscellaneous income and (deductions) - net for 1999 was affected by a $2 million write-off to comply with an AICPA Statement of Position (SOP) regarding start-up activities and a $3 million reduction in electric operations interest and dividend income in 1999 compared to 1998. Further, HSS' operations resulted in deductions of approximately $6 million primarily due to equity losses from HSS' investment in R.S. Andrews Enterprises, Inc.

Other Income and (Deductions) - Income taxes

Other Income and (Deductions) - Income taxes for all years reflects the tax impact on total miscellaneous income and (deductions) - net. Additionally, KLT accrued tax credits of $28 million in 1999, $25 million in 1998 and $23 million in 1997 related to investments in affordable housing limited partnerships and oil and gas investments. Also, income taxes in 1999 decreased by $3.6 million because we were able to deduct for tax purposes certain merger costs that were treated as permanent tax differences in 1998. These costs became deductible when we terminated the merger with Western Resources.

INTEREST CHARGES

Long-term debt interest expense decreased in 1999 compared to 1998, reflecting lower average levels of outstanding long-term debt. The lower average levels of debt reflected $69 million of scheduled debt repayments made by KCPL, repayments of affordable housing notes made by KLT and lower average levels of debt by KLT on its bank credit agreement.

Long-term debt interest expense decreased in 1998 compared to 1997, reflecting lower average levels of outstanding long-term debt. The lower average levels of debt reflected $61 million in scheduled debt repayments made by KCPL in 1998.

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

Short-term debt interest expense increased in 1999 compared to 1998 reflecting higher average levels of outstanding short-term debt by KCPL. Whereas KCPL had $214 million of commercial paper outstanding at December 31, 1999, it had no outstanding commercial paper at December 31, 1998.

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 19% of KCPL's generating capacity, excluding the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 28% of the annual mwh generation while operating at an average capacity of 91%. Furthermore, Wolf Creek has the lowest fuel cost per MMBTU of any of KCPL's generating units. During 1998 Wolf Creek generated more mwhs than in any other year of operation.

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's eleventh refueling and maintenance outage is scheduled for the fall of 2000 and is estimated to be a 35-day outage.

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

Wolf Creek's assets represent about 39% of utility total assets and its operating expenses represent about 19% of utility operating expenses. No major equipment replacements are currently projected. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the Nuclear Regulatory Commission could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

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

We continually conduct environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 4 to the Consolidated Financial Statements).

IMPACT OF THE YEAR 2000 ISSUE

Due to the many hours worked by knowledgeable and committed personnel, we experienced no Year 2000-related problems during the turn of the century. We will continue to monitor our systems to prevent incidental production errors and to ensure no problems occur during the leap year rollover. KCPL expensed about $4 million over the last three years to assess, remediate and test all of its computer hardware, software and embedded systems.

SIGNIFICANT CONSOLIDATED BALANCE SHEET CHANGES (December 31, 1999
compared to December 31, 1998)

  - Net utility plant in service decreased by $53.9 million primarily because the $80 million partial insurance recovery for the Hawthorn
     No. 5 boiler explosion is included in accumulated depreciation.
  -  Utility plant - construction work in process increased $48.1 million primarily due to increases of $35.6 million at Hawthorn No. 5 for rebuilding the boiler and $45.1 million for construction of an additional 294 megawatts of capacity partially offset by projects completed during 1999.
  - Investments and nonutility property increased $33.5 million primarily due to the following:
     -  $14.5 million increase in HSS' investment in R. S. Andrews
        Enterprises,
     - $12.9 million increase in HSS' Worry Free net equipment and Notes Receivable,
     -  $  4.8 million increase in KCPL's decommissioning trust fund,
     - $ 0.7 million increase in KLT's investments, including a $39.1 million increase in oil and gas property offset primarily by the sale of Nationwide Electric, Inc. and equity losses at Digital Teleport Inc.
  - Cash and cash equivalents decreased by $30.1 million; and commercial paper, a current liability, increased $214.0 million due to expenditures exceeding cash receipts.
  - Deferred charges - regulatory assets increased $5.7 million primarily because of the buyout of a fuel contract less normal amortization.
  - Other deferred charges decreased $15.0 million primarily reflecting the change in KLT's ownership in a subsidiary to less than 50% and KLT Telecom's September 1999 write off of Telemetry Solutions. The change in ownership changed KLT's accounting treatment of the investment from consolidation to an equity investment, removing deferred charges from KLT's books.

  - Capitalization decreased primarily due to redemption of $50 million Cumulative No Par Preferred Stock Auction Series A in December 1999. Additionally, KCPL reclassified $52.5 million of long-term debt to current maturities and made $24.7 million in dividend payments in excess of net income. KLT's long-term debt decreased $10.9 million primarily due to reclassification of the current maturities of affordable housing notes to current liabilities.
  - Notes payable to banks increased $14.7 million due to borrowings by KLT Gas to fund oil and gas development activities.
  - Current maturities of long-term debt decreased $34.8 million primarily reflecting a $16.5 million decrease in maturing medium-term notes. Moreover, KLT's borrowings on its bank credit agreement decreased by $18.0 million since December 31, 1998.
  - Accounts payable increased $6.5 million primarily due to accruals for Hawthorn station construction project expenditures at December 31, 1999.
  - Accrued taxes decreased $14.7 million primarily due to the timing of income tax and property tax payments.
  - Other current liabilities decreased $15.3 million primarily because of the rate refund to Kansas retail customers in March 1999, of which $14.2 million was accrued at December 31, 1998.
  - A payment to the IRS in 1999 for the settlement of certain outstanding issues decreased deferred income taxes by $12 million and accrued interest by $7 million.

PROJECTED CONSTRUCTION EXPENDITURES

Total utility capital expenditures, excluding allowance for funds used
during construction, were $181 million in 1999.   The utility
construction expenditures, excluding Hawthorn No. 5 construction expenditures (see Hawthorn No. 5 discussion below), are projected for the next five years as follows:

                                       Construction Expenditures
                               2000   2001    2002   2003    2004  Total
                                           (millions)

Generating facilities          $ 90   $ 54    $ 29    $30    $ 12   $215
Nuclear fuel                     19     11      11     22      12     75
Distribution and transmission
  facilities                     73     65      57     49      51    295
General facilities               11      6       2      3       3     25
     Total                     $193   $136    $ 99   $104    $ 78   $610

This construction expenditure plan is subject to continual review and change.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at December 31, 1999, included cash flows from operations; $300 million of registered but unissued, unsecured medium-term notes; and $125 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $61 million and KLT's bank credit agreement of $64 million. In January 2000, KLT borrowed $17 million on its bank credit agreement primarily to fund an oil and gas acquisition by KLT Gas. At December 31, 1999, KCPL had $214 million of commercial paper borrowings. We plan to issue unsecured medium-term notes during the first quarter of the year 2000 to refinance a portion of the commercial paper borrowings.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash from operating
activities decreased in 1999 compared to 1998 primarily due to decreased net income before non-cash expenses, the buyout of a fuel contract, the refund of amounts accrued for the Kansas rate adjustment, a payment of $19 million to the IRS to settle certain outstanding issues and changes in certain working capital items (as detailed in Note 1 to the Consolidated Financial Statements). Cash from operating activities increased in 1998 compared to 1997 due to increased net income before non-cash expenses and changes in certain working capital items.

Cash used in investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities increased in 1999 compared to 1998 primarily because of increased utility capital expenditures, increased utility plant net removal costs and increased expenditures for oil and gas nonutility property. The proceeds from the sale of the Nationwide Electric, Inc. stock by KLT Energy Services and $80 million in partial insurance recoveries related to Hawthorn No. 5 partially offset these increases in 1999. Proceeds in 1998 reflected the sale of KLT Power Inc. Cash used for investing activities decreased in 1998 compared to 1997 partly due to the proceeds from this sale. Additionally, KLT made several large investments during 1997. Partially offsetting these activities, KCPL received $21.5 million in 1997 from the sale of streetlights to the City of Kansas City, Missouri at a minimal gain.

Cash used for financing activities decreased in 1999 primarily due to $214 million of commercial paper that KCPL borrowed during 1999. Partially offsetting this decrease, KCPL redeemed $50 million of preferred stock in 1999. Cash used for financing activities increased in 1998 compared to 1997 primarily due to $103 million of debt repayments in 1998. KLT primarily used the proceeds from the sale of KLT Power Inc. in 1998 to repay borrowings under its bank credit agreement. Additionally, KCPL made $61 million in scheduled repayments of long-term debt in 1998.

KCPL's common dividend payout ratio was 132% in 1999, 87% in 1998 and 137% in 1997. See Earnings Overview on page 16 for discussion of declines in EPS that caused the increased payout ratio in 1999. The 1997 payout ratio was higher mainly due to $60 million in merger-related expenses incurred in 1997.

We expect KCPL to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally generated funds. But KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see discussion below). The funds needed to retire $349 million of maturing debt through the year 2004 will be provided from operations, refinancings or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was destroyed, was not operating at the time, and there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through December 31, 1999, KCPL has received $80 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the consolidated balance sheet.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Construction expenditures for rebuilding Hawthorn No. 5 were $36 million in 1999 and are projected to be $199 million in 2000 and $54 million in 2001. These amounts have not been reduced by the $80 million insurance proceeds received in 1999 or future proceeds to be received. The new unit, expected to have a capacity of 540 megawatts, is estimated to be in service June 1, 2001. However, we are continuing to evaluate alternatives to replace the power generated by Hawthorn No. 5 before the new coal-fired boiler comes on line. We believe that we can secure sufficient power to meet the energy needs of KCPL's customers. Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine was accepted under a lease arrangement and placed into commercial operation in July 1999. An additional 294 megawatts of capacity, represented by two new combustion turbines and a re-powered existing unit, are under construction and on schedule to be in service by July 2000.

We estimated for the year 1999, excluding the impact of the July heat storm, a net increase in expense of $10 million before taxes due to the February 17, 1999, Hawthorn No. 5 explosion. However, weather during July 1999 was abnormal. Intense and prolonged heat during the last half of July 1999 contributed to a reduction of core utility business earnings per share of $0.18, lowering EPS. A portion of this reduction in EPS can be attributed to the unavailability of Hawthorn No. 5. However, it is not possible to estimate the impact of the unavailability of Hawthorn No. 5 on that portion of the reduction in EPS that resulted from the July 1999 heat storm.

Assuming normal weather and operating conditions, we estimate a net increase in expense (before tax) of $31 million for the year 2000 and $3 million for the year 2001. This estimate mainly includes the effect of increased net replacement power costs, reduced bulk power sales and a reduction of Hawthorn No. 5 fuel expense.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME



Year Ended December 31                      1999          1998          1997
                                                      (thousands)


ELECTRIC OPERATING REVENUES               $897,393      $938,941      $895,943

OPERATING EXPENSES
 Operation
   Fuel                                    129,255       143,349       134,509
   Purchased power                          94,697        63,618        59,247
   Other                                   196,926       188,991       193,265
 Maintenance                                62,589        70,998        70,892
 Depreciation                              118,428       115,452       110,898
 Income taxes                               58,548        78,782        71,113
 General taxes                              93,001        93,586        93,297
    Total                                  753,444       754,776       733,221

ELECTRIC OPERATING INCOME                  143,949       184,165       162,722

OTHER INCOME AND (DEDUCTIONS)
 Allowance for equity funds
  used during construction                   2,657         3,816         2,407
 Miscellaneous income and
  (deductions) - net                       (51,725)      (41,501)      (79,421)
 Income taxes                               55,368        45,982        63,034
    Total                                    6,300         8,297       (13,980)


INCOME BEFORE INTEREST CHARGES             150,249       192,462       148,742

INTEREST CHARGES
 Long-term debt                             51,327        57,012        60,298
 Short-term debt                             4,362           295         1,382
 Mandatorily redeemable Preferred
  Securities                                12,450        12,450         8,853
 Miscellaneous                               3,573         4,457         3,990
 Allowance for borrowed funds
  used during construction                  (3,378)       (2,474)       (2,341)
    Total                                   68,334        71,740        72,182

 Net income                                 81,915       120,722        76,560
 Preferred stock
  dividend requirements                      3,733         3,884         3,789
 Earnings available for
  common stock                             $78,182      $116,838       $72,771

Average number of common
 shares outstanding                         61,898        61,884        61,895
Basic and diluted earnings
 per common share                            $1.26         $1.89         $1.18
Cash dividends per
 common share                                $1.66         $1.64         $1.62


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Year Ended December 31                      1999          1998          1997
                                                      (thousands)
Beginning Balance                         $443,699      $428,452      $455,934
Net Income                                  81,915       120,722        76,560
                                           525,614       549,174       532,494
Dividends Declared
  Preferred stock - at required rates        3,911         3,980         3,773
  Common stock                             102,751       101,495       100,269
Ending Balance                            $418,952      $443,699      $428,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

                                                     December 31   December 31
                                                        1999          1998
                                                            (thousands)
ASSETS
UTILITY PLANT, at original cost
 Electric                                             $3,628,120    $3,576,490
 Less-accumulated depreciation                         1,516,255     1,410,773
    Net utility plant in service                       2,081,865     2,165,717
 Construction work in progress                           158,616       110,528
 Nuclear fuel, net of amortization of
  108,077 and $105,661                                    28,414        40,203
    Total                                              2,298,895     2,316,448

REGULATORY ASSET - RECOVERABLE TAXES                     106,000       109,000

INVESTMENTS AND NONUTILITY PROPERTY                      376,704       343,247

CURRENT ASSETS
 Cash and cash equivalents                                13,073        43,213
 Receivables                                              71,548        70,131
 Fuel inventories, at average cost                        22,589        18,749
 Materials and supplies, at average cost                  46,289        45,363
 Deferred income taxes                                     2,751         4,799
 Other                                                     6,086         5,926
    Total                                                162,336       188,181

DEFERRED CHARGES
 Regulatory assets                                        31,908        26,229
 Other deferred charges                                   14,299        29,259
    Total                                                 46,207        55,488

    Total                                             $2,990,142    $3,012,364

CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see statements)                       $1,739,590    $1,880,147
CURRENT LIABILITIES
 Notes payable to banks                                   24,667        10,000
 Commercial paper                                        214,032             0
 Current maturities of long-term debt                    128,858       163,630
 Accounts payable                                         68,309        61,764
 Accrued taxes                                               972        15,625
 Accrued interest                                         15,418        23,380
 Accrued payroll and vacations                            20,102        21,684
 Accrued refueling outage costs                            7,056        12,315
 Other                                                    13,569        28,874
     Total                                               492,983       337,272

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes                                   592,227       625,426
 Deferred investment tax credits                          54,333        58,786
 Other                                                   111,009       110,733
    Total                                                757,569       794,945

COMMITMENTS AND CONTINGENCIES (Note 4)

   Total                                              $2,990,142    $3,012,364

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                     December 31   December 31
                                                        1999          1998
                                                            (thousands)
COMMON STOCK EQUITY
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      418,952       443,699
 Accumulated other comprehensive income (loss)
   Unrealized gain (loss)on securities available
     for sale                                             (2,337)           74
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          864,644       891,802
CUMULATIVE PREFERRED STOCK
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 No Par Value
   4.27%** - 500,000 shares issued                             0        50,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        89,062
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF A TRUST HOLDING SOLELY KCPL
SUBORDINATED DEBENTURES                                  150,000       150,000

LONG-TERM DEBT (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-2008, 6.99% and
       6.95% weighted-average rate                       286,000       338,500
    4.87%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Environmental Improvement Revenue Refunding Bonds
    5.06%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-08, 8.35%
       and 8.42% weighted-average rate                    44,616        54,775
    Other Long-Term Notes                                      0           740
          Total                                          685,884       749,283
          Total                                       $1,739,590    $1,880,147

* Variable rate securities, weighted-average rate as of December 31, 1999 ** Variable rate securities, weighted-average rate as of December 31, 1998

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31                         1999        1998        1997
                                                       (thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $81,915    $120,722     $76,560
 Adjustments to reconcile net income
  to net cash from operating activities:
 Depreciation of electric plant                118,428     115,452     110,898
 Amortization of:
  Nuclear fuel                                  15,782      19,146      16,836
  Other                                         12,263       9,071       9,591
 Deferred income taxes (net)                   (26,784)     (2,468)      4,780
 Investment tax credit amortization             (4,453)     (4,471)     (3,850)
 Fuel contract settlement                      (13,391)          0           0
 Losses from equity investments                 24,951      11,683       2,748
 Asset impairments                              21,078       6,027       2,300
 Gain on sale of Nationwide Electric, Inc.
   stock                                       (19,835)          0           0
 Kansas rate refund accrual                    (14,200)     14,200           0
 Allowance for equity funds used
   during construction                          (2,657)     (3,816)     (2,407)
 Other operating activities (Note 1)           (32,988)     17,117      (8,972)

  Net cash from operating activities           160,109     302,663     208,484

CASH FLOWS FROM INVESTING ACTIVITIES
 Utility capital expenditures                 (180,687)   (119,540)   (124,734)
 Allowance for borrowed funds used
   during construction                          (3,378)     (2,474)     (2,341)
 Purchases of investments                      (35,072)    (55,154)   (107,603)
 Purchases of nonutility property              (55,792)    (22,611)    (15,733)
 Sale of KLT Power                                   0      53,033           0
 Sale of Nationwide Electric, Inc. stock        39,617           0           0
 Hawthorn No. 5 partial insurance recovery      80,000           0           0
 Sale of streetlights                                0           0      21,500
 Other investing activities                    (10,316)      8,008      (8,902)

  Net cash from investing activities          (165,628)   (138,738)   (237,813)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of mandatorily redeemable
   Preferred Securities                              0           0     150,000
 Issuance of long-term debt                     10,889       7,406      66,292
 Repayment of long-term debt                  (109,060)   (102,680)    (28,832)
 Net change in short-term borrowings           228,699       8,757       1,243
 Dividends paid                               (106,662)   (105,475)   (104,042)
 Redemption of preferred stock                 (50,000)          0           0
 Other financing activities                      1,513      (2,818)     (4,805)

  Net cash from financing activities           (24,621)   (194,810)     79,856

NET CHANGE IN CASH AND CASH
      EQUIVALENTS                              (30,140)    (30,885)     50,527
CASH AND CASH EQUIVALENTS
      AT BEGINNING OF YEAR                      43,213      74,098      23,571
CASH AND CASH EQUIVALENTS
     AT END OF YEAR                            $13,073     $43,213     $74,098

CASH PAID DURING THE YEAR FOR:
Interest (net of amount capitalized)           $74,520     $71,696     $71,272
Income taxes                                   $52,300     $24,788     $22,385

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



Year Ended December 31                    1999           1998           1997
                                                      (thousands)
Net income                              $81,915        $120,722       $76,560

Other comprehensive loss:
   Unrealized loss on securities
    available for sale                   (3,778)         (2,915)       (7,138)

   Income tax benefit                     1,367           1,054         2,589

   Net unrealized loss on
    securities available for sale        (2,411)         (1,861)       (4,549)

Comprehensive Income                    $79,504        $118,861       $72,011

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Kansas City Power & Light Company is a medium-sized electric utility with more than 463,000 customers at year-end in western Missouri and eastern Kansas. About 95% of KCPL's retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About two-thirds of KCPL's retail sales are to Missouri customers, the remainder to Kansas customers.

The consolidated financial statements include the accounts of Kansas City Power & Light Company, KLT Inc. (KLT) and Home Service Solutions Inc. (HSS). KLT and HSS are wholly-owned, nonregulated subsidiaries. The consolidated entity is referred to as KCPL. We formed KLT in 1992 as a holding company for various nonregulated business ventures. Existing ventures include investments in energy services, oil and gas development and production, telecommunications and affordable housing limited partnerships. We formed HSS in 1998 and invested in R.S. Andrews Enterprises, Inc., a consumer services company in Atlanta, Georgia. Also in 1998, HSS acquired through its subsidiary Worry Free Service, Inc. the Worry Free assets from KCPL. Worry Free provides financing for residential services, including preventative maintenance and warranty services for heating and air conditioning equipment.

Currently, the electric utility accounts for about 89% of consolidated assets and substantially all results of operations. Intercompany balances and transactions have been eliminated. KLT and HSS revenues and expenses are classified as Other Income and (Deductions) and Interest Charges in the income statement.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Current Assets and Current Liabilities-The stated value of financial instruments classified as current assets or liabilities approximates fair value due to the short-term nature of the instruments.

Investments and Nonutility Property-The nuclear decommissioning trust fund is recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. The fair value of KLT's affordable housing limited partnership portfolio, based on the discounted cash flows generated by tax credits and tax deductions, approximates book value. This calculation did not include the estimated cash flows from the sale of properties. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt-KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. The stated values approximate fair market values.

Securities Available for Sale

An investment in CellNet Data System Inc. (CellNet) is accounted for as securities available for sale and adjusted to market value, with unrealized gains or (losses) reported as a separate component of comprehensive income.

The cost of these securities available for sale that KLT held as of December 31, 1999 and 1998 was $4.8 million. Accumulated net unrealized losses were $2.3 million at December 31, 1999, and accumulated net unrealized gains were $0.1 million at December 31, 1998.

On February 1, 2000, CellNet announced that it had agreed to sell its assets to a third party and that the third party had agreed to assume some of CellNet's financial obligations. As part of this transaction, CellNet plans to reorganize under Chapter 11 of the United States Bankruptcy Code. If the proposed reorganization plan is approved, KLT's investment would become worthless and would result in a realized loss of $4.8 million before taxes ($0.05 per share).

Investments in Affordable Housing Limited Partnerships

Through December 31, 1999, KLT had invested $104 million in affordable housing limited partnerships. About $71 million of these investments were recorded at cost; the equity method was used for the remainder. We reduce tax expense in the year tax credits are generated. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $68 million exceed this 5% level but were made before May 19, 1995.

Utility Plant

Utility plant is stated at historical costs of construction. These costs include taxes, an allowance for funds used during construction
(AFDC) and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage and removal, is charged to accumulated depreciation.

Through December 31, 1999, KCPL has received $80 million in insurance recoveries related to property destroyed in the February 17, 1999 explosion at the Hawthorn No. 5 generating unit. Recoveries received have been recorded in Utility Plant-accumulated depreciation.

AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is shown as a noncash
item in Other Income and (Deductions).   The rates used to compute
gross AFDC are compounded semi-annually and averaged 7.7% for 1999, 9.3% for 1998, and 8.6% for 1997.

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

Nuclear Plant Decommissioning Costs

The Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) require the owners of Wolf Creek to submit an updated decommissioning cost study every three years. The following table shows the decommissioning cost estimates and the escalation rates and earnings assumptions approved by the MPSC in January 2000. It also shows the decommissioning cost estimates submitted to the KCC on September 1, 1999, and the escalation rates and earnings assumptions approved by the KCC in 1997. We have not yet received approval from the KCC for the cost estimates submitted and we have not yet submitted to the KCC the 1999 study of escalation rates and earnings assumptions. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. We do not expect plant decommissioning to start before 2025.

                                         KCC           MPSC
  Future cost of decommissioning:
    Total Station                        $1.2 billion  $1.5 billion
    47% share                            $554 million  $694 million

  Current cost of decommissioning
   (in 1999 dollars):
    Total Station                        $470 million  $470 million
    47% share                            $221 million  $221 million

  Annual escalation factor               3.60%         4.50%
  Annual return on trust assets          6.80%         7.66%

KCPL contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operation expenses and recovered in billings to customers (rates). Contributions to the trust will increase slightly in the year 2000. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, we believe a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

The trust fund balance, including reinvested earnings, was $52 million at December 31, 1999, and $47 million at December 31, 1998. These assets are reflected in Investments and Nonutility Property. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

In 1996 the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets, that addressed the accounting for decommissioning costs. In

November 1997 the FASB decided to reconsider the scope of the statement. The FASB expects to issue another Exposure Draft in the year 2000.

If current electric utility industry accounting practices for decommissioning costs change, annual decommissioning expenses could increase and trust fund income from the external decommissioning trusts could be reported as investment income. We cannot predict the effect of any such changes, if any, on results of operations, financial position, or related regulatory practices. However, we do not anticipate results of operations to be significantly affected as long as KCPL is regulated.

Nuclear Fuel

We amortize nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for
the permanent disposal of spent nuclear fuel.   For the future
disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. Under current regulatory guidelines, this facility can provide storage space until about 2005. Wolf Creek has begun replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life, in 2025.

Regulatory Assets

FASB Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. Under this statement, we defer on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If FASB 71 were not applicable, the unamortized balance of $137.9 million of KCPL's regulatory assets, net of the related tax benefit, would be written off.


                                         December 31,    Amortization
                                             1999       Ending period
     Deferred Charges                     (millions)
         Coal contract termination
           costs                           $   15.5         2003
         1996 snowstorm costs                   3.5         2001
         Decommission and decontaminate
           federal uranium enrichment
           facilities                           5.0         2007
         Premium on redeemed debt               6.4         2023
         Other                                  1.5         2006
               Total                           31.9
     Recoverable Taxes                        106.0
               Total Regulatory Assets     $  137.9

Oil and Gas Properties

KLT Gas follows the full cost method of accounting for its oil and gas
properties.   Under the full cost
method, all costs of acquisition, exploration and development of oil and gas reserves are capitalized regardless of success. Any excess of book value plus costs to develop over the present value (10% discount rate) of estimated future net revenues (at year-end prices) from the oil and gas reserves would be expensed.

Depletion, depreciation and amortization of these assets is calculated using the units of production method. The depletion per mmBtu was $0.42 for 1999 and $0.26 for 1998. Undeveloped leaseholds were included in the depletable base in both years. All oil and gas property interests owned by KLT Gas are located in the United States.

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

Derivative Financial Instruments

We use interest rate swap agreements to reduce the impact of changes in interest rates on variable-rate debt. The net effect of these agreements is recorded as interest expense. Interest rate swap agreements effectively fix the interest rates on a portion of KCPL's variable-rate debt. These agreements are not adjusted to market value as they are used only to manage interest expense and the intent is to hold them until their termination date.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of SFAS 133 for KCPL is January 1, 2001. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. We are currently evaluating the effect adopting SFAS 133 will have on KCPL's financial statements.

Environmental Matters

We accrue environmental costs when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Basic and Diluted Earnings per Common Share Calculation

                                            1999     1998     1997
                                                  (millions)
Net Income                                 $  81.9   $ 120.7 $ 76.6
Less: Preferred stock dividend
  requirements                             $   3.7   $   3.9 $  3.8
Earnings available for common stock        $  78.2   $ 116.8 $ 72.8
Divided by: Average number of common
  shares outstanding                          61.9      61.9   61.9
Basic and diluted earnings per common
  share                                    $  1.26   $  1.89 $ 1.18

Consolidated Statements of Cash Flows - Other Operating Activities

                                        1999        1998       1997
Cash flows affected by changes in:              (thousands)
      Receivables                    $ (1,417)    $ (7,898)  $    973
      Fuel inventories                 (3,840)      (4,925)     5,253
      Materials and supplies             (926)       1,216        755
      Accounts payable                  6,545        4,196      1,950
      Accrued taxes                   (14,653)      13,953    (16,771)
      Accrued interest                 (7,962)       1,020      1,306
      Wolf Creek refueling outage
        accrual                        (5,259)      10,651     (5,517)
Other                                  (5,476)      (1,096)     3,079
            Total                    $(32,988)    $ 17,117   $ (8,972)

Change in Accounting Estimate

In 1998 we adopted the American Institute of Certified Public
Accountants Statement of Position (SOP) 98-1 - Accounting for the
Costs of Computer Software Developed or Obtained For Internal Use.

Because we adopted SOP 98-1 in 1998, net income increased approximately $2.9 million ($0.05 per share) in 1999 and $3.2 million ($0.05 per share) in 1998. Net income increased because we capitalized payroll costs for employees developing the software. We expensed such costs in prior years. We amortize capitalized software costs on a straight-line basis over estimated service lives of 5 to 10 years.

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

                                 Pension Benefits   Other Benefits
                                   1999     1998     1999     1998
                                            (thousands)
Change in benefit obligation
  Benefit obligation at
    beginning of year          $ 384,588  $334,017 $ 36,222 $ 33,198
  Service cost                    10,983     9,661      678      532
  Interest cost                   25,446    24,892    2,493    2,429
  Contribution by participants                          207      169
  Actuarial (gain) loss          (56,395)   39,214   (4,191)   2,980
  Benefits paid                  (29,362)  (22,875)  (3,024)  (2,832)
  Benefits paid by KCPL             (321)     (321)    (475)    (254)

  Benefit obligation at end of
    year (a)                   $ 334,939  $384,588 $ 31,910 $ 36,222

Change in plan assets
  Fair value of plan assets at
    beginning of year          $ 407,829  $423,331 $  6,364 $  4,970
  Actual return on plan assets    72,520     5,131      (85)     380
  Contributions by employer and
    participants                   2,163     2,242    3,845    3,846
  Benefits paid                  (29,362)  (22,875)  (3,024)  (2,832)

  Fair value of plan assets at
    end of year                $ 453,150  $407,829 $  7,100 $  6,364

  Funded status                $ 118,211  $ 23,241 $(24,810)$(29,858)
  Unrecognized actuarial (gain)
    loss                        (130,455)  (31,907)  (3,439)     370
  Unrecognized prior service
    cost                           3,423     3,921      478      555
  Unrecognized transition
    obligation                    (4,325)   (6,397)  15,267   16,442

  Accrued benefit cost         $ (13,146) $(11,142)$(12,504)$(12,491)

  (a) Based on weighted-average discount rates of 7.90% in 1999 and 6.75% in 1998; and increases in future salary levels of 4% to 5% in 1999 and 1998.

                            Pension Benefits         Other Benefits
                          1999     1998    1997    1999    1998   1997
Components of net                        (thousands)
  periodic Benefit cost
Service cost             $10,983  $9,661  $8,427    $678    $532   $514
Interest cost             25,446  24,892  24,258   2,493   2,429  2,518
Expected return on plan
  assets                 (31,263)(29,806)(25,142)   (348)   (203)  (118)
Amortization of prior
  service cost               498     547     491      77      77     77
Recognized net actuarial
  loss (gain)                896    (910)   (622)     51       8    (25)
Transition obligation     (2,072) (2,072) (2,072)  1,175   1,174  1,174

Net periodic benefit
  cost                   $ 4,488  $2,312  $5,340  $4,126  $4,017 $4,140
Long-term rates of return on pension assets of 9.0% to 9.25% were used.

Actuarial assumptions include an increase in the annual health care cost trend rate for the year 2000 of 7%, decreasing to its ultimate level of 6% in 2001. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. An increase or decrease in the assumed health care cost trend rate by 1% per year would only increase or decrease the benefit obligation as of December 31, 1999, by about $600,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 1999 by about $70,000.

Stock Options

The exercise price of stock options granted equaled the market price of KCPL's common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on KCPL's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At December 31, 1999, the market price of KCPL's common stock was $22.0625, which was below the grant price for three of the five years that options were granted. Unexercised options expire ten years after the grant date.

We follow Accounting Principles Board (APB) Opinion 25 - Accounting for Stock Issued to Employees and related interpretations in accounting for this plan. Because of the dividend equivalents provision, we expensed $(1.1) million in 1999, $0.1 million in 1998 and $1.2 million in 1997. The expense includes accumulated and reinvested dividends plus the impact of the change in stock price since the grant date. Because of the decrease in KCPL's common stock market price during 1999, we recorded a $1.1 million expense reduction.

FASB Statement No. 123 - Accounting for Stock-Based Compensation requires certain disclosures regarding expense and value of options granted using the fair-value method, even though we follow APB Opinion
25. We have expensed approximately the same amount as required by FASB 123. For options outstanding at December 31, 1999, grant prices range from $20.625 to $26.188 and the weighted-average remaining contractual life is 5.1 years.

Stock option activity over the last three years is summarized below:
                               1999             1998           1997
                           shares price*   shares price*   shares price*
Outstanding at January 1   97,875 $23.41  265,250 $23.12  298,875 $22.96
  Granted                     ---     --      ---     --      ---     --
  Exercised                   ---     -- (143,875) 22.68  (33,625) 21.75
  Canceled                 (8,000) 21.63  (23,500) 24.54      ---     --
Outstanding at December 31 89,875 $23.57   97,875 $23.41  265,250 $23.12
Exercisable as of
  December 31              89,875 $23.57   97,875 $23.41  235,750 $22.73
  *weighted-average price

3. INCOME TAXES

Income tax expense consisted of the following:
                                            1999      1998      1997
                                                  (thousands)
Current income taxes:
  Federal                                $ 31,439  $ 32,621   $ 2,801
  State                                     2,978     7,118     4,348
     Total                                 34,417    39,739     7,149

                                            1999      1998      1997
                                                  (thousands)
Deferred income taxes, net:
  Federal                                 (23,313)   (2,225)    4,108
  State                                    (3,471)     (243)      672
     Total                                (26,784)   (2,468)    4,780

Investment tax credit amortization
  and reversals                            (4,453)   (4,471)   (3,850)
     Total income tax expense            $  3,180  $ 32,800   $ 8,079

KCPL's effective income tax rates differed from the statutory federal rates mainly due to the following:
                                            1999      1998      1997

Federal statutory income tax rate           35.0%     35.0%     35.0%
Differences between book and tax
  depreciation not normalized                6.9       2.1       3.7
Amortization of investment tax credits      (5.2)     (2.9)     (4.5)
Federal income tax credits                 (26.4)    (14.6)    (26.0)
State income taxes                          (0.4)      2.9       3.9
Merger expenses                             (3.8)      2.1         -
Other                                       (2.4)     (3.2)     (2.6)
     Effective income tax rate               3.7 %    21.4%      9.5%

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:
December 31                                         1999         1998
                                                       (thousands)

Plant related                                   $ 523,539    $ 547,223
Recoverable taxes                                  41,000       42,000
Other                                              24,937       31,404
     Net deferred income tax liability          $ 589,476    $ 620,627

The net deferred income tax liability consisted of the following:
December 31                                         1999         1998
                                                       (thousands)

Gross deferred income tax assets                $ (65,491)   $ (64,564)
Gross deferred income tax liabilities             654,967      685,191
     Net deferred income tax liability          $ 589,476    $ 620,627

4. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

     Liability Insurance

     The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to

     $9.5 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection (SFP), an assessment plan mandated by the Nuclear Regulatory Commission (NRC), provides insurance for the $9.3 billion balance.

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

     In the event of an accident, insurance proceeds must first be used for reactor stabilization and NRC mandated site decontamination. KCPL's share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted (see Note 1 - Nuclear Plant Decommissioning Costs).

     The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

     Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.
     The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $6 million.

     In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on KCPL's financial condition, results of operations and cash flows.

Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of December 31, 1999, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in

Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. In December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In May 1999 the state of Nebraska appealed the injunction. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately. In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states. Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Nuclear Fuel Commitments

As of December 31, 1999, KCPL's portion of Wolf Creek nuclear fuel commitments included $26 million for enrichment through 2003, $65 million for fabrication through 2025 and $14 million for uranium and conversion through 2003.

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

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology will be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5. The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

     We continue to refine our preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in NOx reduction program. The outcome cannot be predicted at this time.

     In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The EPA is pursuing appellate review of this finding, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

     The State of Missouri is currently developing a State Implementation Plan (SIP) for NOx reduction. This plan will likely result in KCPL having to comply with new standards for NOx that are less severe than those that would result from the EPA's 1998 NOx SIP call. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP.

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

Coal Contracts

KCPL's share of coal purchased under existing contracts was $33 million in 1999, $37 million in 1998 and $38 million in 1997. Under these coal contracts, KCPL's remaining share of purchase commitments totals $56 million. Obligations for the years 2000 through 2003 total $29, $12, $11 and $4 million, respectively. The remainder of KCPL's coal requirements will be fulfilled through spot market purchases. KCPL has freight commitments for delivery of coal for the next six years at the cost of approximately $14 to $17 million per year.

Leases

KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs and we are able to secure an alternative transmission path, we can cancel the lease. Commitments under this lease total
$2 million per year and $49 million over the remaining life of the lease if it is not canceled.

Rental expense for other leases, including railcars, computer equipment, buildings, transmission line and other items, was about $22 million per year for the last three years. The remaining rental commitments under these leases total $163 million. Obligations for the years 2000 through 2004 average $15 million per year. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly-owned generating units, KCPL has entered into leases for railcars to serve those units. We have reflected the entire lease commitment in the above amounts although about $2 million per year ($30 million total) will be reimbursed by the other owners.

KCPL has a renewable lease agreement for a combustion turbine that expires in October 2000. The lease may be extended if both KCPL and the lessor agree to extend it. Commitments under this lease total approximately $3 million for the year 2000.

Purchased Capacity Commitments

KCPL purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This is a cost-effective
alternative to new construction.   As of December 31, 1999, contracts
to purchase capacity totaled $149 million through 2016. KCPL purchased capacity of about $26 million during each of the last three years. For the years 2000 through 2004, these commitments average
$20 million per year. For the next five years, net capacity purchases average about 6% of KCPL's 1999 total available capacity.

Corporate Owned Life Insurance

On January 4, 2000, KCPL received written notification from the Internal Revenue Service (IRS) that it intends to dispute interest deductions associated with KCPL's corporate owned life insurance
(COLI) program. We understand this issue is an IRS Coordinated Issue and thus has been raised and not finalized for many of the largest companies in the country. A disallowance of KCPL's COLI interest deductions and assessed interest on the disallowance for tax years 1994 to 1998 would reduce net income by approximately $12 million. KCPL believes it has complied with all applicable tax laws and regulations and will vigorously contest any adjustment or claim by the IRS including exhausting all appeals available.

Gas Firm Sales Agreement

KLT sells 15,000 mmBtu (equivalent to approximately 15 Million Cubic
Feet) of natural gas per day under 3 firm sales agreements of 5,000 mmBtu. Two of the contracts expire in April 2000 and are priced at $2.18 and $2.26 per mmBtu. The third contract expires in June 2000 and is priced at $2.365 per mmBtu. For gas sales not covered by these contracts, KLT's sales price at December 31, 1999, was $2.05 per mmBtu.

Guaranteed Savings Energy Management Agreements

KCPL is contingently liable for guaranteed energy savings under agreements with several customers. KCPL has entered agreements with an aggregate value of approximately $16 million over a period of five to fifteen years. In most cases a subcontractor would indemnify KCPL for any payments made by KCPL under these guarantees.

5.  EQUITY METHOD INVESTMENTS

Equity method investments, excluding affordable housing limited partnerships, consist of the following:

                                                             Goodwill
                          Common                            included in
                         Ownership     Carrying Value(1)   Carrying Value
                         Percentage      December 31         December 31
Name of Company          1999  1998    1999      1998      1999      1998
                                                   (thousands)
DTI Holdings, Inc.       47%   47%    $13,989   $36,172        -         -
Nationwide Electric,
  Inc.(2)                  -   57%          -    12,939        -   $12,303
Strategic Energy,
  LLC(2)                 56%     -      7,306         -  $ 5,362         -
R.S. Andrews
  Enterprises, Inc.      49%   42%     25,589    11,105    6,490     4,839
Other                     Various       4,363     7,603        -     1,763

Total equity method
  investments                         $51,247   $67,819  $11,852   $18,905

(1) Carrying Value is net of amortization of goodwill. Such amortization is over 15 to 40 years.
(2)  We hold less than 50% of the voting common stock.

In addition to the above goodwill, an additional $11 million of goodwill, net of amortization, as of December 31, 1998, was included in other deferred charges on the consolidated balance sheet. A portion of this goodwill was written off in 1999 and the remainder was included in the equity investment in Strategic Energy, LLC as a result of a reorganization of one of KLT's investments.

The non-public, unaudited combined summarized financial information supplied to KCPL by companies in which we have an equity investment is as follows:

December 31                       1999         1998
                                     (thousands)
Current assets                 $129,109     $268,958
Non-current assets              397,418      221,753
  Total Assets                 $526,527     $490,711

Current liabilities            $ 68,239     $ 49,483
Non-current liabilities         414,846      367,084
Equity (1)                       43,442       74,144
  Total Liabilities and Equity $526,527     $490,711

Revenues                       $193,171     $113,658
Costs and expenses              245,038      135,036
  Net Loss                     $(51,867)    $(21,378)
  KCPL's share of net loss     $(24,951)    $(11,683)
(1) Includes DTI's $45 million of convertible preferred stock held by KLT.

6. SEGMENT AND RELATED INFORMATION

KCPL's reportable segments are strategic business units. Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT and HSS are holding companies for various nonregulated business ventures.

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

                     Electric                     Intersegment   Consolidated
                    Operations   KLT        HSS   Eliminations      Totals
                                       (thousands)
1999
Electric Operating
  Income (a)        $ 143,949                                    $ 143,949
Miscellaneous
  Income (b)           25,630  $ 17,173   $ (355)   $  4,946        47,394
Miscellaneous
  Deductions (c)      (42,015)  (51,786)  (5,318)          -       (99,119)
Income taxes on
  Other Income and
  (Decuctions)          8,151    45,198    2,019           -        55,368
Interest Charges      (56,457)  (11,877)       -           -       (68,334)
Net Income(Loss)       81,915    (1,292)  (3,654)      4,946        81,915
Assets              2,851,469   267,763   50,043    (179,133)    2,990,142

1998
Electric Operating
  Income (a)        $ 184,165                                    $ 184,165
Miscellaneous
  Income (b)           21,808  $ 25,246   $  733    $ (4,486)       43,301
Miscellaneous
  Deductions (c)      (36,496)  (47,373)    (933)          -       (84,802)
Income taxes on
  Other Income and
  (Deductions)          5,694    40,210       78           -        45,982
Interest Charges      (58,265)  (13,475)       -           -       (71,740)
Net Income(Loss)      120,722     4,608     (122)     (4,486)      120,722
Assets              2,831,052   310,750   24,239    (153,677)    3,012,364

1997
Electric Operating
  Income (a)        $ 162,722                                    $ 162,722
Miscellaneous
  Income (b)           20,407  $ 24,651             $ (6,037)       39,021
Miscellaneous
  Deductions (c)      (77,614)  (40,828)                   -      (118,442)
Income taxes on
  Other Income and
  (Deductions)         27,279    35,755                    -        63,034
Interest Charges      (58,641)  (13,541)                   -       (72,182)
Net Income             76,560     6,037               (6,037)       76,560
Assets              2,835,414   346,154             (123,535)    3,058,033

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, income and losses from equity investments and gains on sales of property.
(c) Includes nonregulated expenses, losses on sales of property, asset impairments and merger-related expenses.

7. OIL AND GAS PROPERTY AND INTANGIBLE PROPERTY

Oil and gas property and equipment included in Investments and Nonutility Property on the consolidated balance sheets totaled $87 million, net of accumulated depreciation of $5 million, in 1999 and $43 million, net of accumulated depreciation of $2 million in 1998. Included in the oil and gas property and equipment were intangible drilling costs of $24 million in 1999 and $15 million in 1998.

Electric utility plant on the consolidated balance sheets included intangible computer software of $63 million, net of accumulated depreciation of $13 million, in 1999 and $27 million, net of accumulated depreciation of $7 million, in 1998.

8. RECEIVABLES

                                     December 31
                                   1999       1998
                                     (thousands)

KCPL Receivable Corporation     $ 29,705         -
Customer Accounts Receivable           -  $ 31,150
Other Receivables                 41,843    38,981

Receivables                     $ 71,548  $ 70,131

In 1999 KCPL entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to KCPL Receivable Corporation, a special purpose entity established to purchase customer accounts receivable from KCPL. KCPL Receivable Corporation has sold receivable interests to outside investors. In consideration of the sale, KCPL received $60 million in cash and the remaining balance in the form of a subordinated note from KCPL Receivable Corporation. The agreement is structured as a true sale under which the creditors of KCPL Receivable Corporation will be entitled to be satisfied out of the assets of KCPL Receivable Corporation prior to any value being returned to KCPL or its creditors. At December 31, 1999, $89.7 million of accounts receivable, net of reserves, was sold under the agreement.

At December 31, 1998, the customer accounts receivable of $31.2 million was recorded net of allowance for doubtful accounts of $1.9 million. As of December 31, 1998, we sold with limited recourse
$60 million of customer accounts receivable.

Costs associated with the sale of customer accounts receivable of approximately $3.5 million for each of the years ended December 31, 1999, 1998 and 1997, were included in Other Income and (Deductions) - Miscellaneous income and (deductions) - net.

The other receivables consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries.

9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted-average interest rate on the $214 million of commercial paper outstanding as of December 31, 1999, was 6.4%. Under minimal fee arrangements, KCPL's unused short-term bank lines of credit totaled $61 million as of December 31, 1999, and $210 million as of December 31, 1998.

KLT Gas has a short-term revolving note payable to a bank that provides borrowing capacity of up to $25 million for oil and gas development activities. Under this note, KLT had borrowings at December 31, 1999, of $24.7 million at an interest rate of 8.5% and borrowings at December 31, 1998, of $10.0 million at an interest rate of 7.0%. The note is collateralized by a mortgage on a significant portion of the natural gas leaseholds, mineral interest and facilities and expires in March 2000.

10. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity

KCPL has shares of common stock registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. We currently purchase shares for the Plan on the open market.

As of December 31, 1999 and 1998, KCPL held 10,706 shares of its common stock to be used for future distribution. We include the cost of these shares in Investments and Nonutility Property.

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

Preferred Stock and Redeemable Preferred Stock

Scheduled mandatory sinking fund requirements for the redeemable
4% Cumulative Preferred Stock are 1,600 shares per year. Shares issued totaled 7,957 as of December 31, 1999, and 9,557 as of December 31, 1998. Shares held by KCPL to meet future sinking fund requirements totaled 7,334 as of December 31, 1999, and 8,934 as of December 31, 1998. The cost of the shares held is reflected as a reduction of the capital account.

During 1999, we redeemed 500,000 shares of Cumulative No Par Preferred Stock, reducing the number of Cumulative Preferred Stock shares issued by 500,000 and the stated capital of KCPL by $50,000,000.

As of December 31, 1999, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. We have the option to redeem the $39 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities

In April 1997 KCPL Financing I (Trust) issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. We deduct these payments for tax purposes. We may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. We may redeem all or a portion of the debentures after March 31, 2002. If we redeem all or a portion of the debentures, the Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

11. LONG-TERM DEBT

General Mortgage Bonds and Unsecured Notes

KCPL is authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant.

As of December 31, 1999, $497 million general mortgage bonds were pledged under the Indenture to secure the outstanding medium-term notes and revenue refunding bonds.

KCPL is also authorized to issue up to $300 million in unsecured medium-term notes under an indenture dated December 1, 1996. This indenture prohibits KCPL from issuing additional general mortgage bonds while any unsecured notes are outstanding. We have not issued any unsecured notes.

Subsidiary Obligations

KLT has a bank credit agreement for $125 million collateralized by the capital stock of KLT's direct subsidiaries. Under this revolving credit agreement, KLT had borrowings at December 31, 1999, of $61 million with a weighted-average interest rate of 7.7%. KLT had borrowings at December 31, 1998, of $79 million with a weighted-average interest rate of 6.4%. This debt is classified as current maturities since the agreement expires in June 2000.

The affordable housing notes are collateralized by the affordable housing investments.

Scheduled Maturities

Long-term debt maturities for the years 2000 through 2004 are $129, $94, $38, $29 and $59 million, respectively.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 1999 and 1998, KCPL had entered into two interest rate swap agreements to limit the interest rate on $30 million of long-term debt. The swap agreements mature in 2001 and effectively fix the interest rate to a weighted-average rate of 3.88%. Also, as of December 31, 1998, KLT had entered into an interest rate swap agreement to limit the interest rate on $40 million of its variable-rate bank credit agreement. This swap agreement matured in 1999 and was not renewed.

These swap agreements are with highly rated financial institutions and simply limit KCPL's exposure to increases in interest rates. They do not subject KCPL to any material credit or market risks. The fair value of these agreements is immaterial and is not reflected in the financial statements. Although derivatives are an integral part of KCPL's interest rate management, the effect on interest expense for each of the last three years was less than $0.6 million.

KLT entered into a put and call agreement in 1999 in which the grantee has the option to sell to KLT up to 1,411,765 common shares of a publicly traded stock at a purchase price of $3.54 per share. KLT is also granted the right to purchase up to 1,411,765 common shares at a purchase price of $4.25 per share. At December 31, 1999, the stock was trading at $4.44. However, since the exercise period is from April 30, 2000 through September 30, 2000, the fair market value of these options is not readily determinable at December 31, 1999, and is not recorded in the consolidated financial statements.

13. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCPL's share of jointly-owned electric utility plants as of December 31, 1999, is as follows (in millions of dollars):

                                        Wolf Creek  LaCygne    Iatan
                                           Unit      Units      Unit
KCPL's share                               47%        50%        70%

Utility plant in service                $ 1,349      $  307    $   245
Estimated accumulated depreciation
  (production plant only)               $   464      $  195    $   153
Nuclear fuel, net                       $    28      $    -    $     -
KCPL's accredited capacity-megawatts        550         681        469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement.

14. TERMINATION OF PLANNED MERGER WITH WESTERN RESOURCES

On January 2, 2000, KCPL's Board of Directors unanimously voted to terminate its Amended and Restated Agreement and Plan of Merger, dated as of March 18, 1998, with Western Resources. The Board of Directors acted pursuant to a provision of the parties' Merger Agreement that permitted either party to terminate the Merger Agreement if it was not consummated on or before December 31, 1999. The termination was effective immediately.

A key factor in the KCPL Board's action was problems at Western Resources' Protection One subsidiary and their impact on Western Resources as a whole. These problems and the related decline in Western Resources' stock price since the signing of the Merger Agreement had a direct bearing on the value of the contemplated transaction to KCPL's shareholders, as well as the future prospects of Western Resources and its affiliated companies assuming such transaction was consummated. Western Resources' common stock, which closed at $43.13 per share on March 18, 1998, closed at $16.94 per share on December 31, 1999. Also critical among the KCPL Board's reasons for their decision was the fact that KCPL's financial advisor, Merrill Lynch & Co., was unable to provide an opinion that the contemplated transaction was fair to KCPL shareholders from a financial point of view.

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                               Quarter
                                 1st       2nd       3rd      4th
                                              (millions)
1999
Operating revenues              $  191    $  217    $  301   $  189
Operating income                    26        41        54       23
Net income                          12        25        37        7
Basic and diluted earnings
  per common share              $ 0.18    $ 0.39    $ 0.59   $ 0.11


                                               Quarter
                                 1st       2nd        3rd       4th
                                              (millions)
1998
Operating revenues              $  196   $  240    $  313     $  190
Operating income                    30       51        77         26
Net income                          14       39        59          9
Basic and diluted earnings
  per common share              $ 0.22   $ 0.60    $ 0.94     $ 0.13

The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

                  REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Kansas City Power & Light Company:

We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiaries listed in the index on page 54 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                       /s/PricewaterhouseCoopers LLP
                                         PricewaterhouseCoopers LLP
Kansas City, Missouri
February 1, 2000

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                          PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

See General Note to Part III.

EXECUTIVE OFFICERS

See Part I, page 8, entitled "Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

See General Note to Part III.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

See General Note to Part III.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

GENERAL NOTE TO PART III

Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, and 12) of Form 10-K not disclosed above will be either (i) incorporated by reference from the Definitive Proxy Statement for KCPL's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than March 31, 2000, or
(ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                                  Page
                                                                   No.
                                                                  ----
Financial Statements

a.  Consolidated Statements of Income and Consolidated             27
    Statements of Retained Earnings for the years ended
    December 31, 1999, 1998 and 1997

b.  Consolidated Balance Sheets - December 31, 1999 and 1998       28

c.  Consolidated Statements of Capitalization - December 31,       29
    1999 and 1998

d.  Consolidated Statements of Cash Flows for the years ended      30
    December 31, 1999, 1998 and 1997

e.  Consolidated Statements of Comprehensive Income for the        31
    years ended December 31, 1999, 1998 and 1997

f.  Notes to Consolidated Financial Statements                     32

g.  Report of Independent Accountants                              52

Exhibits

Exhibit
Number                   Description of Document
--------                 -----------------------
3-a          *Restated Articles of Consolidation of KCPL dated
              as of May 5, 1992 (Exhibit 4 to Registration Statement, Registration No. 33-54196).
3-b          *By-laws of KCPL, as amended and in effect on May 4, 1999
              (Exhibit 3-b to form 10-Q dated June 30, 1999).
4-a          *General Mortgage and Deed of Trust dated as of
              December 1, 1986, between KCPL and UMB Bank, n.a.
              (formerly United Missouri Bank) of Kansas City, N.A., Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
4-b          *Fourth Supplemental Indenture dated as of February 15,
              1992, to Indenture dated as of December 1, 1986
              (Exhibit 4-y to Form 10-K for year ended December 31, 1991).
4-c          *Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1992).
4-d          *Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).
4-e          *Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1993).
4-f          *Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).

4-g          *Ninth Supplemental Indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to
              Form 10-K for year ended December 31, 1993).
4-h          *Tenth Supplemental Indenture dated as of November 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-I to
              Form 10-K for year ended December 31, 1994).
4-i          *Resolution of Board of Directors Establishing 3.80% Cumulative
              Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).
4-j          *Resolution of Board of Directors Establishing 4%
              Cumulative Preferred Stock (Exhibit 2-S to Registration Statement, Registration No. 2-40239).
4-k          *Resolution of Board of Directors Establishing
              4.50% Cumulative Preferred Stock (Exhibit 2-T to
              Registration Statement, Registration No. 2-40239).
4-l          *Resolution of Board of Directors Establishing
              4.20% Cumulative Preferred Stock (Exhibit 2-U to
              Registration Statement, Registration No. 2-40239).
4-m          *Resolution of Board of Directors Establishing 4.35%
              Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4-n          *Indenture for Medium-Term Note Program dated as of
              February 15, 1992, between KCPL and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration
              No. 33-45736).
4-o          *Indenture for Medium-Term Note Program dated as of
              November 15, 1992, between KCPL and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration
              No. 33-54196).
4-p          *Indenture for Medium-Term Note Program dated as of
              November 17, 1994, between KCPL and The Bank of New York (Exhibit 4-s to Form 10-K for year ended December 31,
              1994).
4-q          *Indenture for Medium-Term Note Program dated as of
              December 1, 1996, between KCPL and The Bank of New York (Exhibit 4 to Registration Statement, Registration No. 333-17285).
4-r          *Amended and Restated Declaration of Trust of KCPL
              Financing I dated April 15, 1997 (Exhibit 4-a to Form
              10-Q for quarter ended March 31, 1997).
4-s          *Indenture dated as of April 1, 1997 between the
              Company and The First National Bank of Chicago, Trustee (Exhibit 4-b to Form 10-Q for quarter ended March 31,
              1997).
4-t          *First Supplemental Indenture dated as of April 1,
              1997 to the Indenture dated as of April 1, 1997 between
              the Company and The First National Bank of Chicago,
              Trustee (Exhibit 4-c to Form 10-Q for quarter ended
              March 31, 1997).
4-u          *Preferred Securities Guarantee Agreement dated
              April 15, 1997 (Exhibit 4-d to Form 10-Q for quarter
              ended March 31, 1997).
10-a         *Copy of Wolf Creek Generating Station Ownership
              Agreement between Kansas City Power & Light Company,
              Kansas Gas and Electric Company and Kansas Electric
              Power Cooperative, Inc. (Exhibit 10-d to Form 10-K for
              the year ended December 31, 1981).
10-b         *Long-Term Incentive Plan (Exhibit 28 to Registration
              Statement, Registration 33-42187).
10-c         *Long- and Short-Term Incentive Compensation Plan, dated
              January 1, 1997 (Exhibit 10-e to Form 10-K for year
              ended December 31, 1996).
10-d         *Copy of Indemnification Agreement entered into by KCPL
              with each of its officers and directors (Exhibit 10-f to
              Form 10-K for year ended December 31, 1995).
10-e         *Copy of Severance Agreement entered into by KCPL with
              certain of its executive officers (Exhibit 10 to Form 10-Q dated June 30, 1993).
10-f         *Copy of Amendment to Severance Agreement dated
              January 15, 1996, entered into by KCPL with certain of its executive officers (Exhibit 10-h to Form 10-K dated December 31, 1995).

10-g         *Copy of Amendment to Severance Agreement dated January
              1997 entered into by KCPL with certain of its executive
              officers (Exhibit 10-I to Form 10-K for year ended
              December 31, 1996).
10-h         *Copy of Supplemental Executive Retirement and Deferred
              Compensation Plan (Exhibit 10-h to Form 10-K for year
              ended December 31, 1993).
10-i         *Copy of Railcar Lease dated as of April 15, 1994,
              between Shawmut Bank Connecticut, National Association,
              and KCPL (Exhibit 10 to Form 10-Q for period ended
              June 30, 1994).
10-j         *Copy of Railcar Lease dated as of January 31, 1995,
              between First Security Bank of Utah, National
              Association, and KCPL (Exhibit 10-o to Form 10-K for
              year ended December 31, 1994).
10-k         *Copy of Lease Agreement dated as of October 18, 1995,
              between First Security Bank of Utah, N.A., and KCPL
              (Exhibit 10 to Form 10-Q for period ended September 30,
              1995).
10-l         *Railcar Lease dated as of September 8, 1998, with CCG
              Trust Corporation (Exhibit 10(b) to Form 10-Q for period
              ended September 30, 1998).
10-m          Purchase and Sale Agreement dated October 29, 1999
              between KCPL and Kansas City Power & Light Receivables
              Company.
12            Computation of Ratios of Earnings to Fixed Charges.
23-a          Consent of Counsel.
23-b          Consent of Independent Accountants-PricewaterhouseCoopers LLP.
24            Powers of Attorney.
27            Financial Data Schedules (filed electronically).

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

Reports on Form 8-K

No report on Form 8-K was filed during the fourth quarter 1999.

A report on Form 8-K was filed with the Securities and Exchange
Commission on January 3, 2000, with attached press release reporting the termination of the March 18, 1998 Amended and Restated Agreement and Plan of Merger between Kansas City Power &
Light Company and Western Resources, Inc.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 10 day of February, 2000.

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

       Signature                        Title                    Date

                           Chairman of the Board and       )
/s/ Drue Jennings          Chief Executive Officer         )
   (Drue Jennings)         (Principal Executive Officer)   )
                                                           )
                           Executive Vice President-Chief  )
/s/ Marcus Jackson         Financial Officer (Principal    )
   (Marcus Jackson)        Financial Officer)              )
                                                           )
/s/ Neil A. Roadman        Controller (Principal           )
   (Neil A. Roadman)       Accounting Officer)             )
                                                           )
Bernard J. Beaudoin*       President and Director          )
                                                           ) February 10, 2000
David L. Bodde*            Director                        )
                                                           )
William H. Clark*          Director                        )
                                                           )
Robert J. Dineen*          Director                        )
                                                           )
W. Thomas Grant II*        Director                        )
                                                           )
George E. Nettels, Jr.*    Director                        )
                                                           )
Linda Hood Talbott*        Director                        )
                                                           )
Robert H. West*            Director                        )

*By  /s/Drue Jennings
       (Drue Jennings)
       Attorney-in-Fact*