Form 10-Q
period 2000-03-31
KANSAS CITY POWER & LIGHT CO
filed 2000-05-09
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at May 8, 2000, was 61,898,020 shares.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

                                                      March 31     December 31
                                                        2000          1999
                                                            (thousands)
ASSETS
Utility Plant, at Original Cost
 Electric                                             $3,652,529    $3,628,120
 Less-accumulated depreciation                         1,541,840     1,516,255
    Net utility plant in service                       2,110,689     2,111,865
 Construction work in progress                           211,875       158,616
 Nuclear fuel, net of amortization of
  $112,396 and $108,077                                   24,933        28,414
    Total                                              2,347,497     2,298,895

Regulatory Asset - Recoverable Taxes                     106,000       106,000

Investments and Nonutility Property                      402,925       376,704

Current Assets
 Cash and cash equivalents                                14,107        13,073
 Receivables                                              52,395        71,548
 Fuel inventories, at average cost                        24,028        22,589
 Materials and supplies, at average cost                  47,226        46,289
 Deferred income taxes                                     3,783         2,751
 Other                                                     5,851         6,086
    Total                                                147,390       162,336

Deferred Charges
 Regulatory assets                                        29,944        31,908
 Prepaid pension costs                                    58,688             0
 Other deferred charges                                   19,396        14,299
    Total                                                108,028        46,207

    Total                                             $3,111,840    $2,990,142

CAPITALIZATION AND LIABILITIES
Capitalization (see statements)                       $1,960,822    $1,739,590
Current Liabilities
 Notes payable to banks                                        0        24,667
 Commercial paper                                         90,900       214,032
 Current maturities of long-term debt                    143,858       128,858
 Accounts payable                                         78,157        68,309
 Accrued taxes                                             3,623           972
 Accrued interest                                         11,870        15,418
 Accrued payroll and vacations                            22,784        20,102
 Accrued refueling outage costs                            9,702         7,056
 Other                                                    13,521        13,569
     Total                                               374,415       492,983

Deferred Credits and Other Liabilities
 Deferred income taxes                                   616,770       592,227
 Deferred investment tax credits                          53,215        54,333
 Other                                                   106,618       111,009
    Total                                                776,603       757,569

Commitments and Contingencies (Note 6)

   Total                                              $3,111,840    $2,990,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization

                                                      March 31     December 31
                                                        2000          1999
                                                            (thousands)
Common Stock Equity
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      428,688       418,952
 Accumulated other comprehensive loss
   Unrealized loss on securities available
     for sale                                                  0        (2,337)
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          876,717       864,644
Cumulative Preferred Stock
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        39,062
Company-obligated Mandatorily Redeemable Preferred
Securities of a trust holding solely KCPL
Subordinated Debentures                                  150,000       150,000

Long-Term Debt (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-08, 7.07% and
       6.99% weighted-average rate                       246,000       286,000
    4.44%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Unsecured Medium-Term Notes
    6.34%* due 2002                                      200,000             0
 Environmental Improvement Revenue Refunding Bonds
    4.18%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-08, 8.34%
       and 8.35% weighted-average rate                    44,775        44,616
    KLT Gas Bank Credit Agreement
       7.97%* due 2003                                    49,000             0
          Total                                          895,043       685,884
          Total                                       $1,960,822    $1,739,590

* Variable rate securities, weighted-average rate as of March 31, 2000. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Three Months Ended March 31                    2000          1999
                                                   (thousands)
Electric Operating Revenues                  $190,333      $190,734

Operating Expenses
 Operation
   Fuel                                        29,853        31,038
   Purchased power                             14,798        10,658
   Other                                       50,122        45,082
 Maintenance                                   20,061        17,341
 Depreciation                                  29,283        29,659
 Income taxes                                   4,744         9,210
 General taxes                                 21,214        21,811
    Total                                     170,075       164,799

Electric Operating Income                      20,258        25,935

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                         36         1,063
 Miscellaneous income and
  (deductions) - net                          (16,156)      (10,540)
 Income taxes                                  14,072        12,243
    Total                                      (2,048)        2,766

Income Before Interest Charges                 18,210        28,701

Interest Charges
 Long-term debt                                12,447        13,331
 Short-term debt                                3,667            69
 Mandatorily redeemable Preferred
  Securities                                    3,113         3,113
 Miscellaneous                                    624         1,037
 Allowance for borrowed funds
  used during construction                     (2,499)         (732)
    Total                                      17,352        16,818

 Income before cumulative effect of
    changes in accounting principles              858        11,883
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)               34,978             0
 Net income                                    35,836        11,883
 Preferred stock
  dividend requirements                           412           947
 Earnings available for
  common stock                                $35,424       $10,936

Average number of common
 shares outstanding                            61,898        61,898
Basic and diluted earnings per common
 share before cumulative effect of                 $0         $0.18
 changes in accounting principles
Cumulative effect to January 1, 2000,
 of changes in accounting principles             0.57             0
Basic and diluted earnings
 per common share                               $0.57         $0.18
Cash dividends per
 common share                                  $0.415        $0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Twelve Months Ended March 31                   2000          1999
                                                  (thousands)
Electric Operating Revenues                 $896,992      $934,040

Operating Expenses
 Operation
   Fuel                                      128,070       138,690
   Purchased power                            98,837        66,045
   Other                                     201,966       187,070
 Maintenance                                  65,309        72,601
 Depreciation                                118,052       116,480
 Income taxes                                 54,082        79,755
 General taxes                                92,404        93,229
    Total                                    758,720       753,870

Electric Operating Income                    138,272       180,170

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                     1,630         3,946
 Miscellaneous income and
  (deductions) - net                         (57,341)      (44,364)
 Income taxes                                 57,197        48,478
    Total                                      1,486         8,060

Income Before Interest Charges               139,758       188,230

Interest Charges
 Long-term debt                               50,443        55,404
 Short-term debt                               7,960           273
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 3,160         4,417
 Allowance for borrowed funds
  used during construction                    (5,145)       (2,553)
    Total                                     68,868        69,991

 Income before cumulative effect of
    changes in accounting principles          70,890       118,239
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)              34,978             0
 Net income                                  105,868       118,239
 Preferred stock
  dividend requirements                        3,198         3,841
 Earnings available for
  common stock                              $102,670      $114,398

Average number of common
 shares outstanding                           61,898        61,890
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles              $1.09         $1.85
Cumulative effect to January 1, 2000,
 of changes in accounting principles            0.57             0
Basic and diluted earnings
 per common share                              $1.66         $1.85
Cash dividends per
 common share                                  $1.66         $1.65

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Year to Date March 31                            2000        1999
                                                    (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes
  in accounting principles                        $858     $11,883
 Adjustments to reconcile income
  to net cash from operating activities:
    Depreciation of electric plant              29,283      29,659
    Amortization of:
      Nuclear fuel                               4,319       4,674
      Other                                      2,957       2,481
    Deferred income taxes (net)                   (173)     (3,271)
    Investment tax credit amortization          (1,118)     (1,117)
    Losses from equity investments               5,758       3,517
    Asset impairments                            6,156       1,400
    Kansas rate refund accrual                       0     (14,200)
    Missouri rate refund accrual                     0       1,100
    Allowance for equity funds used
      during construction                          (36)     (1,063)
    Other operating activities (Note 2)         23,788      14,293

        Net cash from operating activities      71,792      49,356

Cash Flows from Investing Activities
 Utility capital expenditures                  (79,283)    (26,105)
 Allowance for borrowed funds used
   during construction                          (2,499)       (732)
 Purchases of investments                      (26,233)    (11,794)
 Purchases of nonutility property               (6,162)    (14,078)
 Other investing activities                     (6,048)     (8,976)

        Net cash from investing activities    (120,225)    (61,685)

Cash Flows from Financing Activities
 Issuance of long-term debt                    268,000       5,388
 Repayment of long-term debt                   (44,000)          0
 Net change in short-term borrowings          (147,799)      4,058
 Dividends paid                                (26,100)    (26,634)
 Other financing activities                       (634)        (14)

        Net cash from financing activities      49,467     (17,202)

Net Change in Cash and Cash
  Equivalents                                    1,034     (29,531)
Cash and Cash Equivalents
  at Beginning of Year                          13,073      43,213
Cash and Cash Equivalents
  at End of Period                             $14,107     $13,682

Cash Paid During the Period for:
Interest (net of amount capitalized)           $20,444     $18,383
Income taxes                                       $62      $5,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Twelve Months Ended March 31                     2000        1999
                                                    (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes
  in accounting principles                     $70,890    $118,239
 Adjustments to reconcile income
  to net cash from operating activities:
    Depreciation of electric plant             118,052     116,480
    Amortization of:
      Nuclear fuel                              15,427      19,096
      Other                                     12,739       9,280
    Deferred income taxes (net)                (23,686)     (5,481)
    Investment tax credit amortization          (4,454)     (4,459)
    Fuel contract settlement                   (13,391)          0
    Losses from equity investments              27,192      14,427
    Asset impairments                           25,834       7,428
    Gain on sale of Nationwide Electric, Inc.
      stock                                    (19,835)          0
    Kansas rate refund accrual                       0      (3,165)
    Missouri rate refund accrual                (1,100)      1,100
    Allowance for equity funds used
      during construction                       (1,630)     (3,946)
    Other operating activities (Note 2)        (23,493)     26,855

        Net cash from operating activities     182,545     295,854

Cash Flows from Investing Activities
 Utility capital expenditures                 (233,865)   (123,158)
 Allowance for borrowed funds used
   during construction                          (5,145)     (2,553)
 Purchases of investments                      (49,511)    (47,718)
 Purchases of nonutility property              (47,876)    (33,895)
 Sale of KLT Power                                   0      53,033
 Sale of Nationwide Electric, Inc. stock        39,617           0
 Hawthorn No. 5 partial insurance recovery      80,000           0
 Other investing activities                     (7,388)     (3,852)

        Net cash from investing activities    (224,168)   (158,143)

Cash Flows from Financing Activities
 Issuance of long-term debt                    273,501       5,390
 Repayment of long-term debt                  (153,060)    (51,669)
 Net change in short-term borrowings            76,842      10,563
 Dividends paid                               (106,128)   (105,969)
 Redemption of preferred stock                 (50,000)          0
 Other financing activities                        893      (1,910)

        Net cash from financing activities      42,048    (143,595)

Net Change in Cash and Cash
  Equivalents                                      425      (5,884)
Cash and Cash Equivalents
  at Beginning of Period                        13,682      19,566
Cash and Cash Equivalents
  at End of Period                             $14,107     $13,682

Cash Paid During the Period for:
Interest (net of amount capitalized)           $76,581     $69,699
Income taxes                                   $46,640     $30,510

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income


                                   Three Months Ended      Twelve Months Ended
                                        March 31                 March 31
                                      2000      1999          2000       1999
                                                  (thousands)
Net income                         $ 35,836  $ 11,883     $ 105,868  $ 118,239

Other comprehensive income (loss):
   Unrealized gain (loss) on
     securities available for sale        0       733        (4,511)    (5,610)

   Income tax benefit (expense)           0      (265)        1,632      2,030

   Net unrealized gain (loss) on
     securities available for sale        0       468        (2,879)    (3,580)

   Reclassification adjustment,
     net of tax                       2,337         0         2,337          0

Comprehensive Income               $ 38,173  $ 12,351     $ 105,326  $ 114,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






Consolidated Statements of Retained Earnings


                                  Three Months Ended       Twelve Months Ended
                                       March 31                  March 31
                                   2000         1999         2000        1999
                                                   (thousands)
Beginning balance                  $ 418,952 $ 443,699   $ 428,948   $ 416,678
Net income                            35,836    11,883     105,868     118,239
                                     454,788   455,582     534,816     534,917
Dividends declared
  Preferred stock-at required rates      413       947       3,377       3,846
  Common stock                        25,687    25,687     102,751     102,123
Ending balance                     $ 428,688 $ 428,948   $ 428,688   $ 428,948

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statement is made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:
- future economic conditions in the regional, national and international markets
-  state, federal and foreign regulation
-  weather conditions
- financial market conditions, including, but not limited to changes in interest rates
-  inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
-  ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
-  nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters
- delays in the anticipated in service dates of new generating capacity

This list of factors may not be all-inclusive since it is not possible for us to predict all possible factors.

Notes to Consolidated Financial Statements

In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 1999 annual report on Form 10-K.

1. CHANGES IN PENSION ACCOUNTING PRINCIPLES

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expenses. This change is being made to reflect more timely in pension expense the gains and losses incurred by the pension funds.

At the time KCPL originally adopted the standards governing accounting for pensions, we chose the following accounting methods that would minimize fluctuations in pension expense:

- Recognized gains and losses if, as of the beginning of the year, the unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization is required, amortization is the excess divided by the average remaining service period, approximately 15 years, of active employees expected to receive benefits under the plan. This method has resulted in minimal gains being amortized.

- Determined the expected return by multiplying the long-term rate of return times the market-related value. We determine market-related value by recognizing changes in fair value of plan assets over a five-year period.

KCPL has changed the above accounting methods to the following:
- Recognize gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses.
- Determine the expected return by multiplying the long-term rate of return times the fair value of plan assets.

Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future and will have the following current effects:

                       Changes in Method of Accounting for Pensions *
                          Amortization of
                         Gains and Losses  Expected Return   Total
                                (millions except per share)
Cumulative effect of change
in method of accounting:
  Income                      $ 21.4           $ 13.6       $ 35.0
  Basic and diluted earnings
  per common share            $ 0.35           $ 0.22       $ 0.57
Year 2000 earnings effect
of change in method of
accounting:
  Income                      $  4.1           $  2.0       $  6.1
  Basic and diluted earnings
  per common share            $ 0.07           $ 0.03       $ 0.10
Prior year's earnings effect
of change in method of
accounting if the change had
been made January 1, 1998:
  1999
  Income                      $  4.4           $  1.1       $  5.5
  Basic and diluted earnings
  per common share            $ 0.07           $ 0.02       $ 0.09
  1998
  Income                      $  2.9           $  3.2       $  6.1
  Basic and diluted earnings
  per common share            $ 0.05           $ 0.05       $ 0.10

* All changes are increases to income or earnings per common share and are after income taxes. The effect on quarterly earnings would be one-fourth of the amounts reported except for the cumulative effect of change in method of accounting which is a one time income increase.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                              Three Months Ended  Twelve Months Ended
                                 2000     1999        2000      1999
Cash flows affected by changes in:          (thousands)
    Receivables               $ 19,153 $ 33,031  $ (15,295)  $ 15,295
    Fuel inventories            (1,439)  (2,619)    (2,660)    (5,367)
    Materials and supplies        (937)     925     (2,788)     1,418
    Accounts payable             9,848  (18,532)    34,925      2,927
    Accrued taxes                2,651    6,629    (18,631)     8,628
    Accrued interest            (3,548)  (1,233)   (10,277)     1,484
    Wolf Creek refueling
     outage accrual              2,646      412     (3,025)     8,468
Other                           (4,586)  (4,320)    (5,742)    (5,998)
       Total                  $ 23,788 $ 14,293  $ (23,493)  $ 26,855

3.  SECURITIES AVAILABLE FOR SALE

On February 1, 2000, CellNet Data System Inc. (CellNet) announced that it had agreed to sell its assets to a third party and that the third party had agreed to assume some of CellNet's financial obligations.
As part of this transaction, CellNet plans to reorganize under Chapter 11 of the United States Bankruptcy Code. In March 2000, KLT wrote-off its investment in CellNet of $4.8 million before taxes ($0.05 per share). At December 31, 1999, $3.8 million before taxes ($0.04 per share) of this loss had been reported as an unrealized loss in the Consolidated Statement of Comprehensive Income.

Prior to the write-off, the investment in CellNet had been accounted for as securities available for sale and adjusted to market value, with unrealized gains or (losses) reported as a separate component of comprehensive income.

The cost of these securities available for sale that KLT held as of March 31, 1999 was $4.8 million. Accumulated net unrealized losses were $0.5 million at March 31, 1999.

4.  CAPITALIZATION

KCPL Financing I (Trust) has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest
Debentures, due 2037, issued by KCPL.

In the first quarter of 2000, KCPL issued $200 million of unsecured medium-term notes (see Consolidated Statement of Capitalization). As of March 31, 2000, $100 million of unsecured medium-term notes remained available for issuance under an indenture dated December 1, 1996.

From April 1 through May 9, 2000, KLT's borrowings under its bank credit agreement increased $9.0 million. This total includes KLT Gas borrowings under its bank credit agreement of $2.0 million.

5. SEGMENT AND RELATED INFORMATION

KCPL's three reportable segments are strategic business units. Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT and HSS are holding companies for various nonregulated business ventures.

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
                        Electric                    Intersegment  Consolidated
                       Operations   KLT       HSS   Eliminations     Totals
Three Months Ended                        (thousands)
  March 31, 2000
Electric Operating
 Income (a)            $ 20,258                                     $ 20,258
Miscellaneous
 income (b)               4,180   $ 4,192   $  360    $  2,990        11,722
Miscellaneous
 deductions(c)          (11,234)  (14,594)  (2,050)          0       (27,878)
Income taxes on Other
 Income and (Deductions)  1,400    11,956      716           0        14,072
Interest Charges        (13,929)   (3,423)       0           0       (17,352)
Net income(loss)(d)      35,836    (1,869)  (1,121)      2,990        35,836
Three Months Ended
  March 31, 1999
Electric Operating
 Income (a)            $ 25,935                                     $ 25,935
Miscellaneous
 income (b)               5,790   $(1,084)  $  496    $   (170)        5,032
Miscellaneous
 deductions(c)           (7,888)   (7,025)    (659)          0       (15,572)
Income taxes on Other
 Income and (Deductions)    769    11,429       45           0        12,243
Interest Charges        (13,786)   (3,032)       0           0       (16,818)
Net income(loss)         11,883       288     (118)       (170)       11,883
Twelve Months Ended
  March 31, 2000
Electric Operating
 Income (a)           $ 138,272                                    $ 138,272
Miscellaneous
 income (b)              24,020   $22,449   $ (491)   $  8,106        54,084
Miscellaneous
 deductions(c)          (45,361)  (59,355)  (6,709)          0      (111,425)
Income taxes on Other
 Income and (Deductions)  8,782    45,725    2,690           0        57,197
Interest Charges        (56,600)  (12,268)       0           0       (68,868)
Net income(loss)(d)     105,868    (3,449)  (4,657)      8,106       105,868
Twelve Months Ended
  March 31, 1999
Electric Operating
 Income (a)           $ 180,170                                    $ 180,170
Miscellaneous
 income (b)              21,363   $13,864   $1,229    $   (508)       35,948
Miscellaneous
 deductions(c)          (35,634)  (43,086)  (1,592)          0       (80,312)
Income taxes on Other
 Income and (Deductions)  5,443    42,912      123           0        48,478
Interest Charges        (57,049)  (12,942)       0           0       (69,991)
Net income(loss)        118,239       748     (240)       (508)      118,239

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, income and losses from equity investments and gains on sales of property.
(c) Includes nonregulated expenses, losses on sales of property, asset impairments and merger-related expenses.
(d) Includes $35.0 million cumulative effect to January 1, 2000, of changes in accounting principles, net of income taxes.

                                Identifiable Assets
                        March 31, 2000     December 31, 1999
                                   (thousands)
Electric Operations      $  2,940,240          $  2,851,469
KLT                           299,491               267,763
HSS                            49,279                50,043
Intersegment Eliminations    (177,170)             (179,133)

  Consolidated Totals    $  3,111,840          $  2,990,142

6.   COMMITMENTS AND CONTINGENCIES

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

     To achieve these proposed reductions, KCPL would need to incur significant capital costs, purchase power or purchase
     NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

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

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. The impact of this decision, which is likely to be appealed in whole or part, is unknown at this time however it is likely to delay the implementation of new NOx regulations by EPA in Missouri for some time.

     In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The EPA is pursuing review of this finding with the U.S. Supreme Court, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

     The State of Missouri is currently developing a State Implementation Plan (SIP) for NOx reduction. This plan will likely result in KCPL having to comply with new standards for NOx that are less severe than those that would result from the EPA's 1998 regulations implementing reductions in NOx emissions. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of March 31, 2000, KCPL's net investment on its books was $7.4 million.

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

On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In May 1999 the state of Nebraska appealed the injunction. In April 2000 the court of appeals affirmed the U.S.
District Court's decision. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately.

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

7. RECEIVABLES

                                 March 31   December 31
                                   2000        1999
                                      (thousands)

KCPL Receivable Corporation    $  15,583   $  29,705
Other Receivables                 36,812      41,843

Receivables                    $  52,395   $  71,548

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

8. SIGNIFICANT NONREGULATED INVESTMENTS (Subsequent to December 31, 1999)

During the first quarter of 2000, KLT Gas purchased a 50% ownership in Patrick Energy, an Oklahoma oil and gas exploration and development company. The investment is accounted for using the equity method and is approximately $17 million at March 31, 2000.

On April 1, 2000, KLT Energy Services invested an additional $6.4 million in Strategic Energy, LLC (SEL). With this investment KLT Energy Services economic ownership percentage increased to about 71% (68% of the voting interest) and will require KLT to change its accounting treatment of SEL from the equity basis to consolidation.

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

An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states, including Kansas and Missouri, have actively considered retail competition. Several comprehensive retail competition bills were introduced in the 2000 Missouri General Assembly but none will pass this year. No comprehensive retail competition bills were introduced in the 2000 Kansas Legislature.

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

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 20% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies' rate structures in the region. In addition, we have entered into long-term contracts for a significant portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory; it does exist in the bulk power market and between alternative fuel suppliers and KCPL. Third-party energy management companies are seeking to initiate relationships with large users in KCPL's service territory to enhance their chances to supply electricity directly when retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could cease meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $136 million of regulatory assets at March 31, 2000, as long as FASB 71 requirements are met.

Competition could eventually have a material, adverse effect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital requirements and related costs could increase significantly.

PROPOSED RESTRUCTURING

KCPL is proactively seeking to restructure the company in advance of retail access legislation into a holding company with three separate subsidiaries - Power Supply, Power Delivery and KLT Inc. This proposed restructuring will be subject to approval by a number of regulatory authorities. We cannot predict when or if these approvals will be received. As part of this restructuring, we are requesting that the generation assets be deregulated.

We expect this proposed restructuring to create additional value for
KCPL and its shareholders by:
- Enabling KCPL to leverage its low-cost generation assets in an unregulated environment.
-    Allowing management to focus on value creation within each business unit.
-    Facilitating growth of each business unit and the expansion into new markets.
-    Allowing the financial market to evaluate the nonregulated assets at a share price to earnings multiple that is greater than the multiple historically used to evaluate the regulated electric utility.

Power Supply - generation
KCPL's electric generation business is fundamentally sound and competitive. It has a strong asset mix including baseload, intermediate and peaking units. KCPL has historically been a low-cost provider in its region and, with the rebuild of Hawthorn No. 5
(projected to be placed in service in June 2001), KCPL's generation should be positioned well to compete in a deregulated market.

In addition to the rebuild of Hawthorn No. 5, KCPL has been investing in increased capacity. In July 1999, Hawthorn No. 6, a 141-megawatt unit was placed in service. Hawthorn Nos. 7, 8 and 9 are scheduled to be completed and placed in service by July 2000, adding 294 megawatts of generating capacity.

We expect that there will be a power supply agreement for a period of time between the Power Supply and Power Delivery subsidiaries while Power Supply's additional generating capacity and competitive cost structure can be utilized to sell electricity in the competitive wholesale market. We believe KCPL will realize many benefits, including:
- The ability to make a higher return in a deregulated or competitive market.
- The ability to make investment decisions and enter into strategic partnerships without needing regulatory approval.

Power Delivery - transmission and distribution
KCPL transmission and distribution (T&D) currently serves over 461,000 customers and experiences annual load growth of around 3% through increased customer usage and additional customers. KCPL's rates charged for electricity are currently below the national average. Additionally, KCPL has a moratorium on Missouri retail rates until 2002.

The creation of a separate business for T&D will isolate KCPL's regulated assets in a separate business unit. We will pursue an incentive-based regulatory model under the new structure for the T&D regulated business. In addition, the T&D business currently plans to participate in the Southwest Power Pool Independent System Operator
(ISO). This will satisfy the FERC requirement to participate in a Regional Transmission Organization (RTO). RTOs will combine the transmission operations of utility businesses in the region into an organization that can schedule and deliver energy in the region to ensure regional transmission reliability.

KLT INC. NONREGULATED OPPORTUNITIES

KLT Inc. (KLT), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. Existing ventures include investments in telecommunications, oil and gas development and production, energy services and affordable housing limited partnerships.

KCPL's investment in KLT was $119 million as of March 31, 2000 and December 31, 1999. KLT's loss for the three months ended March 31, 2000, totaled $1.9 million compared to income of $0.3 million for the three months ended March 31, 1999. (See KLT earnings per share analysis on page 25 for significant factors impacting KLT's operations and resulting net income for all periods.) KLT's consolidated assets totaled $299 million at March 31, 2000 compared to $268 million at December 31, 1999.

Telecommunications
Through our subsidiary, KLT Telecom, we own 47% of DTI Holdings (acquired in 1997), which is the parent company of Digital Teleport, Inc. (DTI), a facilities-based telecommunications company. DTI is creating an approximately 20,000 route-mile, digital fiber optic network comprised of 23 regional rings that interconnect primary, secondary and tertiary cities in 37 states. DTI now owns or controls over 10,000 route-miles of fiber optic capacity with local rings located in the metropolitan areas of Kansas City, St. Louis, Memphis and Tulsa. By the end of 2000, DTI projects it will have over 18,000 route-miles of its network completed.

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

In the first quarter of 2000, KLT and KCPL entered into a partnership with Ameren Corporation and bex.com and announced the creation of a business-to-business vertical market exchange that will allow utilities to purchase various goods and services on-line. The exchange is expected to commence operations in June 2000.

Oil and Gas Development and Production
KLT Gas pursues nonregulated growth primarily through the acquisition, development and production of natural gas properties. We have built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the oil and gas industry where we believe our expertise gives us a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. In addition to coalbed methane projects, we seek out high quality conventional gas production to add further value to our operations. Conventional gas properties comprise approximately 25% of KLT Gas' production as of March 31, 2000.

KLT Gas has properties in Colorado, Texas, Wyoming, Oklahoma, Kansas, New Mexico and North Dakota. KLT Gas has an ownership interest in approximately 350 wells in these states and plans to drill over 150 additional wells during 2000. These totals include KLT Gas' January 2000 acquisition of 80 wells with significant proven reserves. As it pursues its growth strategy, KLT Gas develops newly acquired areas to realize significant gas production from proven reserves. With the January 2000 acquisition, we estimate net proven reserves at March 31, 2000, totaled approximately 300 billion cubic feet. Average gas production at March 31, 2000, was approximately 43 million cubic feet per day. These levels of net production and reserves in the United States would place KLT Gas in the top 100 publicly-traded oil and gas companies, based on the September 1999 Oil and Gas Journal.

The future price scenarios for natural gas appear strong, showing steady growth. We believe the demand for natural gas should strengthen into the future. Environmental concerns and the increased demand for natural gas for new electric generating capacity are driving this projected growth in demand. We believe that natural gas prices will continue to be more stable than oil prices and that an increased demand for natural gas will move natural gas prices upward in the future. Even with the stable gas prices, we utilize gas forward contracts to minimize the risk of gas price changes.

Energy Services
In 1999, KLT Energy Services acquired a 56% ownership interest (49% of the voting interest) in Strategic Energy, LLC (SEL). In April 2000, KLT Energy Services invested an additional $6.4 million to increase its ownership interest to about 71% (68% of the voting interest). SEL buys and manages electricity and natural gas in unregulated markets for commercial and industrial customers. SEL also provides strategic planning and consulting services in natural gas and electricity markets.

SEL builds strong customer relationships by providing quality services over extended periods of time. SEL has provided services to over 100 Fortune 500 companies and currently serves over 6,000 customers. SEL has developed an excellent market reputation over the past fifteen years.

SEL has developed into a major provider of services, mainly electricity for a fee, in the newly deregulated electricity market in Pennsylvania, capturing approximately 10% of the eligible commercial market and 4% of the eligible industrial market in western
Pennsylvania. SEL utilizes hedges on all of its retail obligations to eliminate any material market risk.

SEL has invested substantial dollars over the past three years in information systems necessary to manage both retail and wholesale energy on an integrated basis. SEL plans to continue investing in systems to maintain and exploit their technological advantage.

HOME SERVICE SOLUTIONS INC. NONREGULATED OPPORTUNITIES

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures, primarily in residential services. At March 31, 2000, HSS had a 49% ownership in R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. RSAE has made acquisitions in key U.S. markets. RSAE provides heating, cooling, plumbing and electrical services as well as appliance services, pest control and home warranties. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KCPL's investment in HSS was $47.3 million as of March 31, 2000, and $46.3 million as of December 31, 1999. HSS' loss for the three months ended March 31, 2000, totaled $1.1 million compared to $0.1 million for the three months ended March 31, 1999. HSS' increased loss for the three months ended March 31, 2000, was primarily due to continued losses associated with its investment in RSAE. HSS' consolidated assets totaled $49 million at March 31, 2000, compared to $50 million at December 31, 1999.

RESULTS OF OPERATIONS

Three-month period:    Three months ended March 31, 2000, compared
                       with three months ended March 31, 1999
Twelve-month period:   Twelve months ended March 31, 2000, compared
                       with twelve months ended March 31, 1999

EARNINGS OVERVIEW

                                     Three-months     Twelve-months
                                    ended March 31    ended March 31
                                    2000     1999     2000     1999
  Core utility earnings per
    share                          $0.05    $0.18   $ 1.23   $ 1.84
  KLT Inc. gain (loss) 1           (0.03)       0    (0.06)    0.01
  HSS Inc. loss                    (0.02)       0    (0.08)       0
  Cumulative effect of
    changes in pension
    accounting                      0.57        0     0.57        0
Reported earnings per share (EPS)  $0.57    $0.18   $ 1.66   $ 1.85

                                      For the Periods Ended
                                March 31, 2000 versus March 31, 1999
                                   Three Months     Twelve Months
Factors impacting core                  Increase (decrease)
utility EPS
  Merger impact                           0          $   0.14
  Hawthorn No. 5 explosion 2       $  (0.03)            (0.12)
  July 1999 heat storm                    0             (0.18)
  1999 write off of start up costs     0.02              0.02
  Annualized rate reduction in
    Missouri effective March 1,
    1999                              (0.02)            (0.14)
  Other (see discussion below)        (0.10)            (0.33)
Total impact of factors impacting
  core utility EPS                 $  (0.13)         $  (0.61)

1 See KLT earnings per share analysis on page 25.
2 See Hawthorn No. 5 on page 29.

Contributing to the decreases in other factors impacting core utility
EPS (reflected in the table above) are the following:
  - Higher net interchange and fuel costs of approximately $4 million or $0.04 per share in the three-month period and approximately $10 million or $0.10 per share in the twelve-month period because of increased per unit prices.
  - Higher other operating expenses in the three- and twelve-month periods, excluding the impact of the unavailability of Hawthorn No. 5.
  - Milder than normal weather during the three- and twelve-month periods.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required KCPL to record the cumulative effect of these changes in the three months ended March 31, 2000, increasing common stock earnings by $0.57 per share or $35 million. Additionally, the changes in pension accounting will reduce pension expense by $10 million for the year 2000, increasing earnings per share by $0.10 per share. One-fourth of this reduction in pension expense was allocated to the three months ended March 31, 2000. See Note 1 to the Consolidated Financial Statements for further information.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                                  For the Periods Ended
                            March 31, 2000 versus March 31, 1999
                              Three Months    Twelve Months
                              Mwh  Revenues    Mwh  Revenues
                                   Increase (decrease)
Retail Sales:
 Residential                   0 %  $     0    (3)%  $  (12)
 Commercial                    5 %        1     1 %      (5)
 Industrial                    1 %        1    (1)%       0
 Other                        12 %        0     5 %       1
   Total Retail                3 %        2    (1)%     (16)
Sales for Resale:
 Bulk Power Sales            (30)%       (2)  (34)%     (19)
 Other                         2 %        0    (1)%       0
   Total                      (3)%        0    (7)%     (35)
 Other revenues                           0              (2)
   Total Operating Revenues         $     0          $  (37)

In 1999 the Missouri Public Service Commission (MPSC) approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999. Revenues decreased by approximately $2 million for the three-month period and $14 million for the twelve-month period as a result of the Missouri rate reduction. As part of the stipulation and agreement, KCPL, MPSC Staff or the Office of Public Counsel will not file any case with the Commission, requesting a general increase or decrease, rate credits or rate refunds that would become effective prior to March 1, 2002.

Even though weather was milder than normal for the three months ended March 31, 2000, retail mwh sales increased 3% in the three-month period primarily due to continued load growth. Milder weather in the twelve-month period contributed to a decline in retail mwh sales but was partially offset by continued load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to the decreases in bulk power mwh sales of 30% for the three-month period and 34% for the twelve-month period. Wolf Creek's tenth maintenance and refueling outage during the second quarter of 1999 also contributed to the decrease in bulk power mwh sales for the twelve-month period. The 1998 outage at Hawthorn No. 5, due to a ruptured steam pipe, contributed to reduced bulk power mwh sales for the twelve months ended March 31, 1999.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

Combined fuel and purchased power expenses for the three-month period increased 7% while total mwh sales (total of retail and sales for resale) decreased 3%. Excluding the impact of the unavailability of Hawthorn No. 5, net interchange and fuel costs increased for the three-month period by about $4 million because of increased per unit prices. The unavailability of Hawthorn No. 5 resulted in decreased fuel expenses at Hawthorn No. 5 partially offset by increased purchased power expenses. The cost per mwh for purchased power was significantly higher than the fuel cost per mwh of generation.

Combined fuel and purchased power expenses for the twelve-month period increased 11% while total mwh sales decreased 7%. Excluding the impacts of the unavailability of Hawthorn No. 5 and the July 1999 heat storm, net interchange and fuel costs increased for the twelve-month period by about $10 million because of increased per unit prices. The unavailability of Hawthorn No. 5 resulted in increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn No.
5. Moreover, as a result of the intense and prolonged heat in the Midwest during the last half of July 1999, KCPL incurred approximately $18 million in higher costs, including purchased power expenses, net of the increased revenues.

We are implementing the following risk mitigation measures to protect
KCPL in the event of another very hot summer period:
- Price protection: We are replacing 325 megawatts of KCPL's purchased capacity at market-based energy prices with over 300 megawatts of generation at known prices. Hawthorn Unit Nos. 7, 8 and 9, gas-fired units located on the same site as the rebuilt Hawthorn
   No. 5, are under construction and are on schedule to be completed and placed in service by July 2000.
-  Forced outage swaps for the period June 1 to September 30, 2000:
   We made arrangements to share the forced outage exposure of two of KCPL's larger generating units with another utility's two generating units outside of our service territory. Each utility will supply the other with up to 50 mwh per hour of electricity per generating unit at a set price per mwh should a forced outage occur. In the second quarter of 2000, we intend to enter two similar 50 mwh per hour forced outage swaps with a second utility outside of our service territory.
   The agreement will cover forced outages at the same two KCPL generating units and two generating units of the other utility. If
   KCPL has to supply power under these four agreements, the maximum exposure (which is unlikely) is from $5 million to $10 million per agreement.
- Forced outage insurance: We are negotiating to purchase insurance to partially cover, above certain deductible limits, the excess costs of replacement power that would be incurred if a forced outage occurs at any of KCPL's generating units.
- Delivery protection: KCPL has purchased 905 megawatts of firm transmission capacity from neighboring systems to ensure the delivery of power from outside sources during summer peak periods.

Nuclear fuel costs per mmBtu decreased 7% for the twelve-month period and remained substantially less than the mmBtu price of coal. Nuclear fuel costs per mmBtu averaged about 55% of the mmBtu price of coal for the twelve months ended March 31, 2000, and 60% of the mmBtu price of coal for the twelve months ended March 31, 1999. We expect the price of nuclear fuel to remain fairly constant through the year 2001.
During the twelve months ended March 31, 2000, fossil plants represented about 70% and the nuclear plant about 30% of total generation. For the twelve months ended March 31, 1999, fossil plants represented about 69% and the nuclear plant about 31% of total generation.

The cost of coal per mmBtu increased 2% for the twelve-month period partially because of the unavailability of Hawthorn No. 5. The cost of coal per mmBtu at Hawthorn No. 5 was lower than the average cost of coal per mmBtu at most of KCPL's other coal-fired plants. However, KCPL's coal procurement strategies continue to provide coal costs below the regional average and we expect coal costs to remain fairly consistent with current levels through 2000.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses increased about $8 million or 12% for the three-month period and about $8 million or 3% for the twelve-month period primarily due to the following:
- Customer accounts expenses increased due to higher customer record keeping expenses.
- Distribution expenses increased because of higher cable locating expenses.
- Non-fuel production operations increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999.
- Hawthorn No. 5's other operation and maintenance expenses decreased because of the boiler explosion on February 17, 1999.
- For the three-month period, maintenance expenses increased primarily due to higher maintenance expenses for scheduled maintenance at KCPL's generating units.
- For the three-month period, distribution expenses also increased because of higher fleet expenses.
- For the twelve-month period, administrative and general labor expenses increased primarily due to increased salary expenses including additional salary expenses incurred for information technology Year 2000 preparedness and implementation of system applications. Much of the additional salary expenses associated with the implementation of system applications was capitalized in the twelve months ended March 31, 1999.
- For the twelve-month period, maintenance expenses decreased primarily due to lower maintenance expenses during outages at KCPL's generating units.
- For the twelve-month period, customer accounts expenses also increased because of higher meter reading expenses.
- For the twelve-month period, non-fuel production operations also increased because of higher operating expenses at certain generating units.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to increase efficiencies and improve operations.

DEPRECIATION

The increase in depreciation expense for the twelve-month period reflected increased depreciation of capitalized computer software for internal use and normal increases in depreciation from capital additions. These increases were partially offset by a $2.8 million decrease in depreciation expense for the twelve-month period because Hawthorn No. 5 was partially retired due to the February 1999 explosion.

TAXES

Operating income taxes decreased for the three- and twelve-month periods reflecting lower taxable operating income.

Components of general taxes:
                         Three months ended    Twelve months ended
                               March 31            March 31
                            2000      1999      2000      1999
                                        (thousands)
Property                 $ 10,341  $ 10,741  $ 42,333  $ 40,781
Gross receipts              8,654     8,912    40,959    42,439
Other                       2,219     2,158     9,112    10,009
      Total              $ 21,214  $ 21,811  $ 92,404  $ 93,229

Property taxes increased in the twelve-month period because reductions in Kansas property taxes booked in the last half of 1998 impacted the twelve months ended March 31, 1999. The reductions resulted primarily from changes in Kansas tax law which reduced the mill levy rates and lower Missouri and Kansas property tax assessed valuations in 1998. Changes in gross receipts taxes result from changes in billed Missouri revenues.

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations:
                          Three months ended    Twelve months ended
                               March 31             March 31
                            2000      1999        2000       1999
                                        (millions)
Miscellaneous income and
   (deductions) - net *  $ (10.4)   $ (8.1)    $ (36.9)    $ (29.2)
Income taxes                11.9      11.4        45.7        42.9
Interest charges            (3.4)     (3.0)      (12.3)      (13.0)
    Net income (loss)    $  (1.9)   $  0.3     $  (3.5)    $   0.7

KLT earnings (loss)
   per share             $ (0.03)   $     0    $ (0.06)    $  0.01

* To table on page 25

KLT earnings per share analysis:
                          Three months ended    Twelve months ended
                               March 31             March 31
                            2000      1999       2000        1999
                                   (earnings per share)
KLT excluding items below $ 0.09   $  0.05    $  0.35     $  0.24
Write-off of CellNet stock (0.05)        0      (0.05)          0
Sale of Nationwide
 Electric                      0         0       0.20           0
Write down of Lyco
 investment                    0         0      (0.03)          0
Write down of a note
 receivable                    0         0      (0.05)          0
KLT Power transactions
 - 1998                        0         0          0       (0.02)
KLT Telecom - Telemetry
 Solutions                     0     (0.02)     (0.20)      (0.07)
KLT Telecom - Digital
 Teleport Inc.             (0.07)    (0.03)     (0.28)      (0.14)
KLT Earnings(Loss)
 per share                $(0.03)  $     0    $ (0.06)    $  0.01

In the three months ended March 31, 2000, KLT wrote off its investment of $4.8 million before taxes in CellNet Data Systems Inc., reducing earnings per share by $0.05. Through December 31, 1999, $3.8 million before taxes, or $0.04 per share, of this loss had been reported as an unrealized loss in the Consolidated Statements of Comprehensive Income.

KLT recorded equity losses on its investment in Digital Teleport, Inc.
(DTI) of approximately $7 million for the three months ended March 31, 2000, and approximately $26 million for the twelve months ended March 31, 2000. DTI is developing a National fiber optic network. KLT's total losses from its investment in DTI are limited to its $45 million equity investment. At March 31, 2000, the equity investment in DTI was approximately $7 million, limiting the magnitude of possible future losses.

In the twelve months ended March 31, 2000, KLT Energy Services sold 100% of the stock it held in Nationwide Electric, Inc., resulting in a gain of $20 million. Additionally, in the twelve months ended March 31, 2000, KLT Telecom wrote off its investment in Telemetry Solutions. Both the write-off of the investment ($0.13 per share) and the operating losses incurred in the twelve months ended March 31, 2000, prior to the write-off, are included on the KLT Telecom - Telemetry Solutions line in the earnings per share table above.

For the three- and twelve-month periods, earnings per share from KLT (excluding KLT Telecom and one-time transactions) increased primarily due to improved earnings from its investments in affordable housing, gas production and development, and energy services.

Miscellaneous income and (deductions) - net:
                             Three months ended   Twelve months ended
                                  March 31              March 31
                                2000       1999       2000       1999
                                            (millions)
   Merger-related expenses   $  (0.2)    $ (0.3)    $ (3.1)    $ (9.6)
*  From table on page 24       (10.4)      (8.1)     (36.9)     (29.2)
   Other                        (5.6)      (2.1)     (17.3)      (5.6)
     Total Miscellaneous
     income and (deductions)
     - net                   $ (16.2)   $ (10.5)   $ (57.3)   $ (44.4)

Other Miscellaneous income and (deductions) - net for the three- and twelve-month periods were affected by an increase of approximately $1 million primarily reflecting bad debt expense associated with the sale of accounts receivable to KCPL Receivable Corporation. Prior to establishing KCPL Receivable Corporation, bad debt expense on accounts receivable was recorded as an other operating expense. A $2.8 million reduction in electric operations interest and dividend income also affected the twelve-month period. Further, HSS' operations resulted in increased deductions of approximately $1.5 million for the three-month period and $6.8 million for the twelve-month period primarily due to equity losses from HSS' investment in R.S. Andrews Enterprises, Inc.

Other Income and (Deductions) - Income taxes
Other Income and (Deductions) - Income taxes for the three- and twelve-month periods reflect the tax impact on total miscellaneous income and (deductions) - net. In addition, KLT accrued tax credits of $7 million for the three months ended March 31, 2000, and March 31, 1999. KLT accrued tax credits of $28 million for the twelve months ended March 31, 2000 and $26 million for the twelve months ended March 31, 1999.

INTEREST CHARGES

Long-term debt interest expense decreased for the three- and twelve-month periods, reflecting lower average levels of outstanding long-term debt. The lower average levels of debt primarily reflect scheduled debt repayments by KCPL and repayments by KLT on its affordable housing notes. The twelve-month period also reflects lower average levels of debt by KLT on its bank credit agreement.

Short-term debt interest expense increased for the three- and twelve-month periods, since KCPL had higher average levels of outstanding short-term debt. In March 2000, KCPL issued $200 million of unsecured medium-term notes and used the proceeds to repay short-term commercial paper.

Allowance for borrowed funds used during construction increased during the three- and twelve-month periods due to higher balances of outstanding short-term debt during the periods. This resulted in a higher proportion of the allowance being calculated using the short-term borrowing rate versus the rate for equity funds. This follows FERC guidelines for calculating the allowance which require consideration of the level of outstanding short-term debt before long-term debt and equity funds. Additionally, construction expenditures increased significantly during the three- and twelve-month periods primarily because of the construction projects at the Hawthorn generating station.

We use interest rate swap and cap agreements to limit the volatility in interest expense on a portion of KCPL's variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant. We do not use derivative financial instruments for speculative purposes.

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

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's eleventh refueling and maintenance outage is scheduled for Fall 2000 and is estimated to be a 35-day outage.

Wolf Creek's tenth refueling and maintenance outage, estimated to be a 40-day outage, began April 3, 1999, and was completed May 9, 1999. Actual costs of the 1999 outage were $1 million less than the estimated and accrued costs for the outage primarily because the 36-day outage was shorter than estimated. In fact, it was the shortest refueling and maintenance outage in Wolf Creek's history.

Ownership and operation of a nuclear generating unit exposes KCPL to risks regarding decommissioning costs at the end of the unit's life and to potential retrospective assessments and property losses in excess of insurance coverage.

ENVIRONMENTAL MATTERS

KCPL's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other potentially hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. This liability extends to the current property owner, as well as prior owners, back to the time of contamination.

We continually conduct environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 6 to the Consolidated Financial Statements).

SIGNIFICANT CONSOLIDATED BALANCE SHEET CHANGES (March 31, 2000
compared to December 31, 1999)

  -  Utility plant - construction work in process increased $53.3 million primarily due to increases of $31.8 million at Hawthorn No. 5 for rebuilding the boiler and $23.3 million for construction of an additional 294 megawatts of capacity.
  - Investments and nonutility property increased $26.2 million primarily due to a $23.7 million increase in KLT's investments including:
     -    $ 22.1 million increase in oil and gas property and investments,
     -    $ 5.3 million increase in marketable securities,
     -    $ 3.5 million increase in long-term notes receivable,
     - $ 6.6 million decrease due to continued equity losses from the investment in Digital Teleport Inc.
  - Receivables decreased $19.2 million primarily due to a $14.1 million reduction in a receivable from KCPL Receivable Corporation. Because of seasonally lower retail sales in March 2000 versus December 1999, there were fewer customer accounts receivable available to sell to KCPL Receivable Corporation.
  - Prepaid pension costs increased $58.7 million because KCPL changed its methods of accounting for pension expenses (see Note 1 to the Consolidated Financial Statements).
  - Capitalization increased $221.2 million primarily due to KCPL's issuance of $200 million of unsecured medium-term notes. Proceeds from the issuance were used to repay outstanding short-term commercial paper. Additionally, KCPL reclassified $40.0 million of long-term debt to current maturities and recorded net income in excess of dividend payments of $9.7 million, including $35.0 million for the cumulative effect of changes in pension accounting. KLT's long-term debt increased $49.2 million primarily due to $49.0 million of borrowings on a new KLT Gas bank credit agreement.
  - Notes payable to banks decreased $24.7 million because KLT Gas repaid its notes payable to banks with proceeds from borrowings on its new long-term bank credit agreement.
  - Commercial paper decreased $123.1 million as a result of the $200.0 million repayment. This repayment with the proceeds from the new long-term debt was partially offset by additional commercial paper borrowings because expenditures exceeded cash receipts.
  - Current maturities of long-term debt increased $15.0 million primarily reflecting a $17.0 million net increase in KLT Inc.'s borrowings on its bank credit agreement partially offset by a $2.0 million decrease in the current portion of KCPL's medium-term notes.
  - Accounts payable increased $9.8 million due to the timing of payments for expenditures associated with construction projects at the Hawthorn generating station and a scheduled maintenance outage at the Iatan station.
  - Deferred income taxes increased by $24.5 million mostly due to a $22.3 million increase in deferred taxes associated with the cumulative effect of changes in pension accounting.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at March 31, 2000 included cash flows from operations; $100 million of registered but unissued, unsecured medium-term notes; and $231 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $184 million and KLT's bank credit agreement of $47 million. These amounts do not include $6 million available to KLT Gas on its new $55 million bank credit agreement as these funds are only available to KLT Gas for oil and gas development and production. During the first quarter of 2000, KCPL issued $200 million of unsecured medium-term notes and used the proceeds to repay outstanding commercial paper. KCPL had $91 million of commercial paper borrowings at March 31, 2000, decreased from $214 million at December 31, 1999.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. For the three-month period, income before non-cash expenses (income is before the cumulative effect of changes in accounting principles) did not change significantly. The increase in cash from operating activities for the three-month period was primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements).

Cash from operating activities decreased for the twelve-month period reflecting a decrease in income before non-cash expenses (income is before the cumulative effect of changes in accounting principles). The buyout of a fuel contract in 1999; a payment of $19 million in 1999 to the IRS to settle certain outstanding issues; and changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements) also contributed to the decrease for the twelve-month period.

Cash used in investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility properties. Cash used for investing activities increased for the three-month period primarily reflecting increased utility capital expenditures for construction projects at the Hawthorn generating station and increased purchases by KLT of oil and gas investments. Cash used for investing activities increased for the twelve-month period primarily because of increased utility capital expenditures and increased expenditures for oil and gas nonutility property. The proceeds from the sale of the Nationwide Electric, Inc. stock by KLT Energy Services and $80 million in partial insurance recoveries related to Hawthorn No. 5 partially offset these increases in the twelve-month period. The twelve months ended March 31, 1999, reflected the proceeds from the sale of KLT Power Inc.

Cash from financing activities increased for the three- and twelve-month periods primarily because KCPL issued $200 million of unsecured medium-term notes in the first quarter of 2000 and KLT increased borrowings on its bank credit agreements, including KLT Gas' new bank credit agreement. Furthermore, KCPL's short-term borrowings increased for both periods prior to the repayment with proceeds from the unsecured medium-term note issuance. Partially offsetting these increases, KCPL's scheduled debt repayments were higher in both periods. In the twelve-month period, KCPL redeemed $50 million of preferred stock.

KCPL's common dividend payout ratio was 152% (excluding the cumulative effect of changes in accounting principles) for the twelve months ended March 31, 2000, and 89% for the twelve months ended March 31, 1999.

We expect KCPL to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally-generated funds. But KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see Hawthorn No. 5 discussion below). The funds needed to retire $573 million of maturing debt through the year 2004 will be provided from operations, refinancings and/or short-term debt. KCPL might issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was not operating at the time, was destroyed, but there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through March 31, 2000, KCPL has received $80 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the consolidated balance sheet. In April 2000, KCPL received an additional $11 million in insurance recoveries.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Expenditures for rebuilding Hawthorn No. 5 were $36 million in 1999 and are projected to be $217 million in 2000 and $65 million in 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received. The new unit, expected to have a capacity of 550 megawatts, is estimated to be complete and placed in service by June 2001. However, we are continuing to evaluate alternatives to replace the power generated by Hawthorn No. 5 before the new coal-fired boiler comes on line (in addition to the risk mitigation measures discussed on page 22). We believe that we can secure sufficient power to meet the energy needs of KCPL's customers. Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine was accepted under a lease arrangement and placed into commercial operation in July 1999. An additional 294 megawatts of capacity, represented by two new combustion turbines and a re-powered existing unit, are under construction and on schedule to be completed and placed in service by July 2000.

Assuming normal weather and operating conditions, we estimate additional expenses (before tax) of $31 million for the year 2000 and $3 million for the year 2001 due to the unavailability of Hawthorn No.
5. This estimate mainly includes the effect of increased net replacement power costs, reduced bulk power sales and reduced fuel expense at Hawthorn No. 5.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits
--------
Exhibit 3     By-laws of KCPL, as amended and in effect on May 2, 2000

Exhibit 10-a  Supplemental Executive Retirement Plan for KCPL executives

Exhibit 10-b  Nonqualified Deferred Compensation Plan for KCPL executives

Exhibit 10-c Employment Agreement between KLT Inc. and Gregory J. Orman, President of KLT Inc.

Exhibit 10-d  KLT Inc. Incentive Compensation Plan for Employees and Directors

Exhibit 18    Letter regarding Change in Accounting Principles

Exhibit 27    Financial Data Schedule (for the three months ended
              Mach 31, 1999).

Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on January 3, 2000, with attached press release announcing the termination of the Amended and Restated Agreement and Plan of Merger with Western Resources,
Inc., and certain affiliated companies.

A report on Form 8-K was filed with the Securities and Exchange Commission on February 15, 2000, with attached presentation materials prepared for the financial community.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KANSAS CITY POWER & LIGHT COMPANY

Dated:  May 9, 2000           By:  /s/Drue Jennings
                                   (Drue Jennings)
                                   (Chief Executive Officer)

Dated: May 9, 2000            By:  /s/Neil Roadman
                                   (Neil Roadman)
                                   (Principal Accounting Officer)