Form 10-Q/A
period 2000-03-31
KANSAS CITY POWER & LIGHT CO
filed 2000-06-22
CIK 54476

Form 10-Q/A
                             Amendment No. 1
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

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

                                                      March 31     December 31
                                                        2000          1999
                                                            (thousands)
ASSETS
Utility Plant, at Original Cost
 Electric                                             $3,646,668    $3,628,120
 Less-accumulated depreciation                         1,541,157     1,516,255
    Net utility plant in service                       2,105,511     2,111,865
 Construction work in progress                           211,875       158,616
 Nuclear fuel, net of amortization of
  $112,396 and $108,077                                   24,933        28,414
    Total                                              2,342,319     2,298,895

Regulatory Asset - Recoverable Taxes                     106,000       106,000

Investments and Nonutility Property                      402,925       376,704

Current Assets
 Cash and cash equivalents                                14,107        13,073
 Receivables                                              52,395        71,548
 Fuel inventories, at average cost                        24,028        22,589
 Materials and supplies, at average cost                  47,226        46,289
 Deferred income taxes                                     3,783         2,751
 Other                                                     5,851         6,086
    Total                                                147,390       162,336

Deferred Charges
 Regulatory assets                                        29,944        31,908
 Prepaid pension costs                                    55,361             0
 Other deferred charges                                   19,396        14,299
    Total                                                104,701        46,207

    Total                                             $3,103,335    $2,990,142

CAPITALIZATION AND LIABILITIES
Capitalization (see statements)                       $1,955,634    $1,739,590
Current Liabilities
 Notes payable to banks                                        0        24,667
 Commercial paper                                         90,900       214,032
 Current maturities of long-term debt                    143,858       128,858
 Accounts payable                                         78,157        68,309
 Accrued taxes                                             3,442           972
 Accrued interest                                         11,870        15,418
 Accrued payroll and vacations                            22,784        20,102
 Accrued refueling outage costs                            9,702         7,056
 Other                                                    13,521        13,569
     Total                                               374,234       492,983

Deferred Credits and Other Liabilities
 Deferred income taxes                                   613,634       592,227
 Deferred investment tax credits                          53,215        54,333
 Other                                                   106,618       111,009
    Total                                                773,467       757,569

Commitments and Contingencies (Note 6)

   Total                                              $3,103,335    $2,990,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization

                                                      March 31     December 31
                                                        2000          1999
                                                            (thousands)
Common Stock Equity
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      423,500       418,952
 Accumulated other comprehensive loss
   Unrealized loss on securities available
     for sale                                                  0        (2,337)
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          871,529       864,644
Cumulative Preferred Stock
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        39,062
Company-obligated Mandatorily Redeemable Preferred
Securities of a trust holding solely KCPL
Subordinated Debentures                                  150,000       150,000

Long-Term Debt (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2000-08, 7.07% and
       6.99% weighted-average rate                       246,000       286,000
    4.44%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Unsecured Medium-Term Notes
    6.34%* due 2002                                      200,000             0
 Environmental Improvement Revenue Refunding Bonds
    4.18%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2000-08, 8.34%
       and 8.35% weighted-average rate                    44,775        44,616
    KLT Gas Bank Credit Agreement
       7.97%* due 2003                                    49,000             0
          Total                                          895,043       685,884
          Total                                       $1,955,634    $1,739,590

* Variable rate securities, weighted-average rate as of March 31, 2000. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Three Months Ended March 31                    2000          1999
                                                   (thousands)
Electric Operating Revenues                  $190,333      $190,734

Operating Expenses
 Operation
   Fuel                                        29,853        31,038
   Purchased power                             14,798        10,658
   Other                                       50,586        45,082
 Maintenance                                   20,061        17,341
 Depreciation                                  29,283        29,659
 Income taxes                                   4,563         9,210
 General taxes                                 21,214        21,811
    Total                                     170,358       164,799

Electric Operating Income                      19,975        25,935

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                         36         1,063
 Miscellaneous income and
  (deductions) - net                          (16,156)      (10,540)
 Income taxes                                  14,072        12,243
    Total                                      (2,048)        2,766

Income Before Interest Charges                 17,927        28,701

Interest Charges
 Long-term debt                                12,447        13,331
 Short-term debt                                3,667            69
 Mandatorily redeemable Preferred
  Securities                                    3,113         3,113
 Miscellaneous                                    624         1,037
 Allowance for borrowed funds
  used during construction                     (2,499)         (732)
    Total                                      17,352        16,818

 Income before cumulative effect of
    changes in accounting principles              575        11,883
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)               30,073             0
 Net income                                    30,648        11,883
 Preferred stock
  dividend requirements                           412           947
 Earnings available for
  common stock                                $30,236       $10,936

Average number of common
 shares outstanding                            61,898        61,898
Basic and diluted earnings per common
 share before cumulative effect of                 $0         $0.18
 changes in accounting principles
Cumulative effect to January 1, 2000,
 of changes in accounting principles             0.49             0
Basic and diluted earnings
 per common share                               $0.49         $0.18
Cash dividends per
 common share                                  $0.415        $0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Twelve Months Ended March 31                   2000          1999
                                                  (thousands)
Electric Operating Revenues                 $896,992      $934,040

Operating Expenses
 Operation
   Fuel                                      128,070       138,690
   Purchased power                            98,837        66,045
   Other                                     202,430       187,070
 Maintenance                                  65,309        72,601
 Depreciation                                118,052       116,480
 Income taxes                                 53,901        79,755
 General taxes                                92,404        93,229
    Total                                    759,003       753,870

Electric Operating Income                    137,989       180,170

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                     1,630         3,946
 Miscellaneous income and
  (deductions) - net                         (57,341)      (44,364)
 Income taxes                                 57,197        48,478
    Total                                      1,486         8,060

Income Before Interest Charges               139,475       188,230

Interest Charges
 Long-term debt                               50,443        55,404
 Short-term debt                               7,960           273
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 3,160         4,417
 Allowance for borrowed funds
  used during construction                    (5,145)       (2,553)
    Total                                     68,868        69,991

 Income before cumulative effect of
    changes in accounting principles          70,607       118,239
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)              30,073             0
 Net income                                  100,680       118,239
 Preferred stock
  dividend requirements                        3,198         3,841
 Earnings available for
  common stock                               $97,482      $114,398

Average number of common
 shares outstanding                           61,898        61,890
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles              $1.09         $1.85
Cumulative effect to January 1, 2000,
 of changes in accounting principles            0.49             0
Basic and diluted earnings
 per common share                              $1.58         $1.85
Cash dividends per
 common share                                  $1.66         $1.65

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Year to Date March 31                            2000        1999
                                                    (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes
  in accounting principles                        $575     $11,883
 Adjustments to reconcile income
  to net cash from operating activities:
    Depreciation of electric plant              29,283      29,659
    Amortization of:
      Nuclear fuel                               4,319       4,674
      Other                                      2,957       2,481
    Deferred income taxes (net)                   (173)     (3,271)
    Investment tax credit amortization          (1,118)     (1,117)
    Losses from equity investments               5,758       3,517
    Asset impairments                            6,156       1,400
    Kansas rate refund accrual                       0     (14,200)
    Missouri rate refund accrual                     0       1,100
    Allowance for equity funds used
      during construction                          (36)     (1,063)
    Other operating activities (Note 2)         23,766      14,293

        Net cash from operating activities      71,487      49,356

Cash Flows from Investing Activities
 Utility capital expenditures                  (78,978)    (26,105)
 Allowance for borrowed funds used
   during construction                          (2,499)       (732)
 Purchases of investments                      (26,233)    (11,794)
 Purchases of nonutility property               (6,162)    (14,078)
 Other investing activities                     (6,048)     (8,976)

        Net cash from investing activities    (119,920)    (61,685)

Cash Flows from Financing Activities
 Issuance of long-term debt                    268,000       5,388
 Repayment of long-term debt                   (44,000)          0
 Net change in short-term borrowings          (147,799)      4,058
 Dividends paid                                (26,100)    (26,634)
 Other financing activities                       (634)        (14)

        Net cash from financing activities      49,467     (17,202)

Net Change in Cash and Cash
  Equivalents                                    1,034     (29,531)
Cash and Cash Equivalents
  at Beginning of Year                          13,073      43,213
Cash and Cash Equivalents
  at End of Period                             $14,107     $13,682

Cash Paid During the Period for:
Interest (net of amount capitalized)           $20,444     $18,383
Income taxes                                       $62      $5,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Twelve Months Ended March 31                     2000        1999
                                                    (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes
  in accounting principles                     $70,607    $118,239
 Adjustments to reconcile income
  to net cash from operating activities:
    Depreciation of electric plant             118,052     116,480
    Amortization of:
      Nuclear fuel                              15,427      19,096
      Other                                     12,739       9,280
    Deferred income taxes (net)                (23,686)     (5,481)
    Investment tax credit amortization          (4,454)     (4,459)
    Fuel contract settlement                   (13,391)          0
    Losses from equity investments              27,192      14,427
    Asset impairments                           25,834       7,428
    Gain on sale of Nationwide Electric, Inc.
      stock                                    (19,835)          0
    Kansas rate refund accrual                       0      (3,165)
    Missouri rate refund accrual                (1,100)      1,100
    Allowance for equity funds used
      during construction                       (1,630)     (3,946)
    Other operating activities (Note 2)        (23,515)     26,855

        Net cash from operating activities     182,240     295,854

Cash Flows from Investing Activities
 Utility capital expenditures                 (233,560)   (123,158)
 Allowance for borrowed funds used
   during construction                          (5,145)     (2,553)
 Purchases of investments                      (49,511)    (47,718)
 Purchases of nonutility property              (47,876)    (33,895)
 Sale of KLT Power                                   0      53,033
 Sale of Nationwide Electric, Inc. stock        39,617           0
 Hawthorn No. 5 partial insurance recovery      80,000           0
 Other investing activities                     (7,388)     (3,852)

        Net cash from investing activities    (223,863)   (158,143)

Cash Flows from Financing Activities
 Issuance of long-term debt                    273,501       5,390
 Repayment of long-term debt                  (153,060)    (51,669)
 Net change in short-term borrowings            76,842      10,563
 Dividends paid                               (106,128)   (105,969)
 Redemption of preferred stock                 (50,000)          0
 Other financing activities                        893      (1,910)

        Net cash from financing activities      42,048    (143,595)

Net Change in Cash and Cash
  Equivalents                                      425      (5,884)
Cash and Cash Equivalents
  at Beginning of Period                        13,682      19,566
Cash and Cash Equivalents
  at End of Period                             $14,107     $13,682

Cash Paid During the Period for:
Interest (net of amount capitalized)           $76,581     $69,699
Income taxes                                   $46,640     $30,510

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income


                                   Three Months Ended      Twelve Months Ended
                                        March 31                 March 31
                                      2000      1999          2000       1999
                                                  (thousands)
Net income                         $ 30,648  $ 11,883     $ 100,680  $ 118,239

Other comprehensive income (loss):
   Unrealized gain (loss) on
     securities available for sale        0       733        (4,511)    (5,610)

   Income tax benefit (expense)           0      (265)        1,632      2,030

   Net unrealized gain (loss) on
     securities available for sale        0       468        (2,879)    (3,580)

   Reclassification adjustment,
     net of tax                       2,337         0         2,337          0

Comprehensive Income               $ 32,985  $ 12,351     $ 100,138  $ 114,659

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






Consolidated Statements of Retained Earnings


                                  Three Months Ended       Twelve Months Ended
                                       March 31                  March 31
                                   2000         1999         2000        1999
                                                   (thousands)
Beginning balance                  $ 418,952 $ 443,699   $ 428,948   $ 416,678
Net income                            30,648    11,883     100,680     118,239
                                     449,600   455,582     529,628     534,917
Dividends declared
  Preferred stock-at required rates      413       947       3,377       3,846
  Common stock                        25,687    25,687     102,751     102,123
Ending balance                     $ 423,500 $ 428,948   $ 423,500   $ 428,948

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

Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future and will have the following current effects:

                       Changes in Method of Accounting for Pensions *
                          Amortization of
                             Gains and    Expected                        Net
                              Losses       Return   Total  Adjustment**  Total
                                     (millions except per share)
Cumulative effect of change
in method of accounting:
  Income                      $ 21.4      $ 13.6   $ 35.0    $ (4.9)    $ 30.1
  Basic and diluted earnings
  per common share            $ 0.35      $ 0.22   $ 0.57    $(0.08)    $ 0.49
Year 2000 earnings effect
of change in method of
accounting:
  Income                      $  4.1      $  2.0   $  6.1    $ (1.1)    $  5.0
  Basic and diluted earnings
  per common share            $ 0.07      $ 0.03   $ 0.10    $(0.02)    $ 0.08
Prior year's earnings effect
of change in method of
accounting if the change had
been made January 1, 1998:
  1999
  Income                      $  4.4      $  1.1   $  5.5    $ (1.0)    $  4.5
  Basic and diluted earnings
  per common share            $ 0.07      $ 0.02   $ 0.09    $(0.02)    $ 0.07
  1998
  Income                      $  2.9      $  3.2   $  6.1    $ (1.1)    $  5.0
  Basic and diluted earnings
  per common share            $ 0.05      $ 0.05   $ 0.10    $(0.02)    $ 0.08

* All changes are increases to income or earnings per common share and are after income taxes. The effect on quarterly earnings would be one-fourth of the amounts reported except for the cumulative effect of change in method of accounting which is a one time income increase.

** The Adjustment column reflects amounts originally omitted in the calculation of the cumulative effect of changes in pension accounting to KCPL for the effects of capitalized labor, net of depreciation, and joint-owner shares of power plants operating costs.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                              Three Months Ended  Twelve Months Ended
                                 2000     1999        2000      1999
Cash flows affected by changes in:          (thousands)
    Receivables               $ 19,153 $ 33,031  $ (15,295)  $ 15,295
    Fuel inventories            (1,439)  (2,619)    (2,660)    (5,367)
    Materials and supplies        (937)     925     (2,788)     1,418
    Accounts payable             9,848  (18,532)    34,925      2,927
    Accrued taxes                2,470    6,629    (18,812)     8,628
    Accrued interest            (3,548)  (1,233)   (10,277)     1,484
    Wolf Creek refueling
     outage accrual              2,646      412     (3,025)     8,468
Other                           (4,427)  (4,320)    (5,583)    (5,998)
       Total                  $ 23,766 $ 14,293  $ (23,515)  $ 26,855

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
                        Electric                    Intersegment  Consolidated
                       Operations   KLT       HSS   Eliminations     Totals
Three Months Ended                        (thousands)
  March 31, 2000
Electric Operating
 Income (a)            $ 19,975                                     $ 19,975
Miscellaneous
 income (b)               4,180   $ 4,192   $  360    $  2,990        11,722
Miscellaneous
 deductions(c)          (11,234)  (14,594)  (2,050)          0       (27,878)
Income taxes on Other
 Income and (Deductions)  1,400    11,956      716           0        14,072
Interest Charges        (13,929)   (3,423)       0           0       (17,352)
Net income(loss)(d)      30,648    (1,869)  (1,121)      2,990        30,648
Three Months Ended
  March 31, 1999
Electric Operating
 Income (a)            $ 25,935                                     $ 25,935
Miscellaneous
 income (b)               5,790   $(1,084)  $  496    $   (170)        5,032
Miscellaneous
 deductions(c)           (7,888)   (7,025)    (659)          0       (15,572)
Income taxes on Other
 Income and (Deductions)    769    11,429       45           0        12,243
Interest Charges        (13,786)   (3,032)       0           0       (16,818)
Net income(loss)         11,883       288     (118)       (170)       11,883
Twelve Months Ended
  March 31, 2000
Electric Operating
 Income (a)           $ 137,989                                    $ 137,989
Miscellaneous
 income (b)              24,020   $22,449   $ (491)   $  8,106        54,084
Miscellaneous
 deductions(c)          (45,361)  (59,355)  (6,709)          0      (111,425)
Income taxes on Other
 Income and (Deductions)  8,782    45,725    2,690           0        57,197
Interest Charges        (56,600)  (12,268)       0           0       (68,868)
Net income(loss)(d)     100,680    (3,449)  (4,657)      8,106       100,680
Twelve Months Ended
  March 31, 1999
Electric Operating
 Income (a)           $ 180,170                                    $ 180,170
Miscellaneous
 income (b)              21,363   $13,864   $1,229    $   (508)       35,948
Miscellaneous
 deductions(c)          (35,634)  (43,086)  (1,592)          0       (80,312)
Income taxes on Other
 Income and (Deductions)  5,443    42,912      123           0        48,478
Interest Charges        (57,049)  (12,942)       0           0       (69,991)
Net income(loss)        118,239       748     (240)       (508)      118,239

(a) Refer to the Consolidated Statements of Income for detail of Electric Operations revenues and expenses.
(b) Includes nonregulated revenues, interest and dividend income, income and losses from equity investments and gains on sales of property.
(c) Includes nonregulated expenses, losses on sales of property, asset impairments and merger-related expenses.
(d) Includes $30.1 million cumulative effect to January 1, 2000, of changes in accounting principles, net of income taxes.

                                Identifiable Assets
                        March 31, 2000     December 31, 1999
                                   (thousands)
Electric Operations      $  2,931,735          $  2,851,469
KLT                           299,491               267,763
HSS                            49,279                50,043
Intersegment Eliminations    (177,170)             (179,133)

  Consolidated Totals    $  3,103,335          $  2,990,142

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

EARNINGS OVERVIEW

                                     Three-months     Twelve-months
                                    ended March 31    ended March 31
                                    2000     1999     2000     1999
  Core utility earnings per
    share                          $0.05    $0.18   $ 1.23   $ 1.84
  KLT Inc. gain (loss) 1           (0.03)       0    (0.06)    0.01
  HSS Inc. loss                    (0.02)       0    (0.08)       0
  Cumulative effect of
    changes in pension
    accounting                      0.49        0     0.49        0
Reported earnings per share (EPS)  $0.49    $0.18   $ 1.58   $ 1.85

                                      For the Periods Ended
                                March 31, 2000 versus March 31, 1999
                                   Three Months     Twelve Months
Factors impacting core                  Increase (decrease)
utility EPS
  Merger impact                           0          $   0.14
  Hawthorn No. 5 explosion 2       $  (0.03)            (0.12)
  July 1999 heat storm                    0             (0.18)
  1999 write off of start up costs     0.02              0.02
  Annualized rate reduction in
    Missouri effective March 1,
    1999                              (0.02)            (0.14)
  Other (see discussion below)        (0.10)            (0.33)
Total impact of factors impacting
  core utility EPS                 $  (0.13)         $  (0.61)

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

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required KCPL to record the cumulative effect of these changes in the three months ended March 31, 2000, increasing common stock earnings by $0.49 per share or $30.1 million. Additionally, the changes in pension accounting will reduce pension expense by $8.2 million for the year 2000, increasing earnings per share by $0.08 per share. One-fourth of this reduction in pension expense was allocated to the three months ended March 31, 2000. See Note 1 to the Consolidated Financial Statements for further information.

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

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses increased about $8 million or 13% for the three-month period and about $8 million or 3% for the twelve-month period primarily due to the following:
- Customer accounts expenses increased due to higher customer record keeping expenses.
- Distribution expenses increased because of higher cable locating expenses.
- Non-fuel production operations increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999.
- Hawthorn No. 5's other operation and maintenance expenses decreased because of the boiler explosion on February 17, 1999.
- For the three-month period, maintenance expenses increased primarily due to higher maintenance expenses for scheduled maintenance at KCPL's generating units.
- For the three-month period, distribution expenses also increased because of higher fleet expenses.
- For the twelve-month period, administrative and general labor expenses increased primarily due to increased salary expenses including additional salary expenses incurred for information technology Year 2000 preparedness and implementation of system applications. Much of the additional salary expenses associated with the implementation of system applications was capitalized in the twelve months ended March 31, 1999.
- For the twelve-month period, maintenance expenses decreased primarily due to lower maintenance expenses during outages at KCPL's generating units.
- For the twelve-month period, customer accounts expenses also increased because of higher meter reading expenses.
- For the twelve-month period, non-fuel production operations also increased because of higher operating expenses at certain generating units.

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

SIGNIFICANT CONSOLIDATED BALANCE SHEET CHANGES (March 31, 2000
compared to December 31, 1999)

  -  Utility plant - construction work in process increased $53.3 million primarily due to increases of $31.8 million at Hawthorn No. 5 for rebuilding the boiler and $23.3 million for construction of an additional 294 megawatts of capacity.
  - Investments and nonutility property increased $26.2 million primarily due to a $23.7 million increase in KLT's investments including:
     -    $ 22.1 million increase in oil and gas property and investments,
     -    $ 5.3 million increase in marketable securities,
     -    $ 3.5 million increase in long-term notes receivable,
     - $ 6.6 million decrease due to continued equity losses from the investment in Digital Teleport Inc.
  - Receivables decreased $19.2 million primarily due to a $14.1 million reduction in a receivable from KCPL Receivable Corporation. Because of seasonally lower retail sales in March 2000 versus December 1999, there were fewer customer accounts receivable available to sell to KCPL Receivable Corporation.
  - Prepaid pension costs increased $55.4 million because KCPL changed its methods of accounting for pension expenses (see Note 1 to the Consolidated Financial Statements).
  - Capitalization increased $216.0 million primarily due to KCPL's issuance of $200 million of unsecured medium-term notes. Proceeds from the issuance were used to repay outstanding short-term commercial paper. Additionally, KCPL reclassified $40.0 million of long-term debt to current maturities and recorded net income in excess of dividend payments of $4.5 million, including $30.1 million for the cumulative effect of changes in pension accounting. KLT's long-term debt increased $49.2 million primarily due to $49.0 million of borrowings on a new KLT Gas bank credit agreement.
  - Notes payable to banks decreased $24.7 million because KLT Gas repaid its notes payable to banks with proceeds from borrowings on its new long-term bank credit agreement.
  - Commercial paper decreased $123.1 million as a result of the $200.0 million repayment. This repayment with the proceeds from the new long-term debt was partially offset by additional commercial paper borrowings because expenditures exceeded cash receipts.
  - Current maturities of long-term debt increased $15.0 million primarily reflecting a $17.0 million net increase in KLT Inc.'s borrowings on its bank credit agreement partially offset by a $2.0 million decrease in the current portion of KCPL's medium-term notes.
  - Accounts payable increased $9.8 million due to the timing of payments for expenditures associated with construction projects at the Hawthorn generating station and a scheduled maintenance outage at the Iatan station.
  - Deferred income taxes increased by $21.4 million mostly due to a $19.2 million increase in deferred taxes associated with the cumulative effect of changes in pension accounting.

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

PART II - OTHER INFORMATION

Item 5.  Other Information.

     On June 22, 2000, Kansas City Power & Light Company issued a press release amending its first quarter financials as a result of a change in pension plan accounting for the years
1986-1999.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 3*     By-Laws of KCPL, as amended and in effect on May 2, 2000

Exhibit 10-a*  Supplemental Executive Retirement Plan for KCPL executives

Exhibit 10-b*  Nonqualified Deferred Compensation Plan for KCPL executives

Exhibit 10-c* Employment Agreement between KLT Inc. and Gregory J. Orman, President of KLT Inc.

Exhibit 10-d*  KLT Inc. Incentive Compensation Plan for Employees and
               Directors

Exhibit 18*    Letter regarding Change in Accounting Principles

Exhibit 27     Financial Data Schedule (for the three months ended
               March 31, 1999)

Exhibit 99     Press Release issued June 22, 2000

     *Previously filed


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

                              KANSAS CITY POWER & LIGHT COMPANY

Dated:  June 22, 2000         By:  /s/Drue Jennings
                                   (Drue Jennings)
                                   (Chief Executive Officer)


Dated:  June 22, 2000         By:  /s/Andrea Bielsker
                                   (Andrea Bielsker)
                                   (Principal Accounting Officer)