Form 10-Q
period 2000-06-30
KANSAS CITY POWER & LIGHT CO
filed 2000-08-04
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 3, 2000, was 61,846,020 shares.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

                                                       June 30     December 31
                                                        2000          1999
                                                            (thousands)
ASSETS
Utility Plant, at Original Cost
 Electric                                             $3,687,613    $3,628,120
 Less-accumulated depreciation                         1,609,010     1,516,255
    Net utility plant in service                       2,078,603     2,111,865
 Construction work in progress                           300,525       158,616
 Nuclear fuel, net of amortization of
  $116,717 and $108,077                                   36,961        28,414
    Total                                              2,416,089     2,298,895
Regulatory Asset - Recoverable Taxes                     106,000       106,000
Investments and Nonutility Property                      384,815       376,704

Current Assets
 Cash and cash equivalents                                11,196        13,073
 Receivables                                              95,080        71,548
 Fuel inventories, at average cost                        23,499        22,589
 Materials and supplies, at average cost                  46,808        46,289
 Deferred income taxes                                     4,815         2,751
 Other                                                    16,505         6,086
    Total                                                197,903       162,336
Deferred Charges
 Regulatory assets                                        28,271        31,908
 Prepaid pension costs                                    58,739             0
 Other deferred charges                                   27,974        14,299
    Total                                                114,984        46,207
    Total                                             $3,219,791    $2,990,142

CAPITALIZATION AND LIABILITIES
Capitalization (see statements)                       $2,017,197    $1,739,590
Current Liabilities
 Notes payable to banks                                        0        24,667
 Commercial paper                                        159,360       214,032
 Current maturities of long-term debt                     73,957       128,858
 Accounts payable                                        113,992        68,309
 Accrued taxes                                            18,933           972
 Accrued interest                                         11,307        15,418
 Accrued payroll and vacations                            20,744        20,102
 Accrued refueling outage costs                           12,348         7,056
 Other                                                    16,034        13,569
     Total                                               426,675       492,983
Deferred Credits and Other Liabilities
 Deferred income taxes                                   611,373       592,227
 Deferred investment tax credits                          52,098        54,333
 Other                                                   112,448       111,009
    Total                                                775,919       757,569

Commitments and Contingencies (Note 6)
   Total                                              $3,219,791    $2,990,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization

                                                       June 30     December 31
                                                        2000          1999
                                                            (thousands)
Common Stock Equity
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                         $449,697      $449,697
 Retained earnings (see statements)                      424,163       418,952
 Accumulated other comprehensive loss
   Unrealized loss on securities available
     for sale                                                  0        (2,337)
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          872,192       864,644
Cumulative Preferred Stock
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        39,062
Company-obligated Mandatorily Redeemable Preferred
Securities of a trust holding solely KCPL
Subordinated Debentures                                  150,000       150,000

Long-term Debt (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2001-2008, 7.10% and
       6.99% weighted-average rate                       236,000       286,000
    5.02%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Unsecured Medium-Term Notes
    6.91%* due 2002                                      200,000             0
 Environmental Improvement Revenue Refunding Bonds
    5.08%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2001-08, 8.28%
       and 8.35% weighted-average rate                    31,675        44,616
    KLT Gas Bank Credit Agreement
       9.43%* due 2003                                    51,000             0
    KLT Inc Bank Credit Agreement
       7.85%* due 2003                                    82,000             0
          Total                                          955,943       685,884
          Total                                       $2,017,197    $1,739,590
*   Variable rate securities, weighted-average rate as of June 30, 2000.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Three Months Ended June 30                     2000          1999
                                                   (thousands)
Electric Operating Revenues                  $228,026     $216,947

Operating Expenses
 Operation
   Fuel                                        35,332        24,373
   Purchased power                             20,825        18,656
   Other                                       48,598        49,139
 Maintenance                                   18,456        13,449
 Depreciation                                  30,883        29,838
 Income taxes                                  14,696        18,438
 General taxes                                 21,999        22,091
    Total                                     190,789       175,984

Electric Operating Income                      37,237        40,963

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                      1,914           623
 Miscellaneous income and
  (deductions) - net                           (2,706)      (11,758)
 Income taxes                                   9,311        12,431
    Total                                       8,519         1,296

Income Before Interest Charges                 45,756        42,259

Interest Charges
 Long-term debt                                16,292        12,924
 Short-term debt                                1,557         1,069
 Mandatorily redeemable Preferred
  Securities                                    3,112         3,112
 Miscellaneous                                    676           691
 Allowance for borrowed funds
  used during construction                     (2,621)         (675)
    Total                                      19,016        17,121

 Income before cumulative effect of
    changes in accounting principles           26,740        25,138
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)                    0             0
 Net Income                                    26,740        25,138
 Preferred Stock
  Dividend Requirements                           412           944
 Earnings Available for
  Common Stock                                $26,328       $24,194

Average Number of Common
 Shares Outstanding                            61,864        61,898
Basic and diluted earnings per common
 share before cumulative effect of              $0.43         $0.39
 changes in accounting principles
Cumulative effect to January 1, 2000,
 of changes in accounting principles                0             0
Basic and Diluted Earnings
 per Common Share                               $0.43         $0.39
Cash Dividends per
 Common Share                                  $0.415        $0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Year to Date June 30                           2000          1999
                                                  (thousands)
Electric Operating Revenues                  $418,359      $407,681

Operating Expenses
 Operation
   Fuel                                        65,185        55,411
   Purchased power                             35,623        29,314
   Other                                       99,184        94,221
 Maintenance                                   38,517        30,790
 Depreciation                                  60,166        59,497
 Income taxes                                  19,259        27,648
 General taxes                                 43,213        43,902
    Total                                     361,147       340,783

Electric Operating Income                      57,212        66,898

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                      1,950         1,686
 Miscellaneous income and
  (deductions) - net                          (18,862)      (22,298)
 Income taxes                                  23,383        24,674
    Total                                       6,471         4,062

Income Before Interest Charges                 63,683        70,960

Interest Charges
 Long-term debt                                28,739        26,255
 Short-term debt                                5,224         1,138
 Mandatorily redeemable Preferred
  Securities                                    6,225         6,225
 Miscellaneous                                  1,300         1,728
 Allowance for borrowed funds
  used during construction                     (5,120)       (1,407)
    Total                                      36,368        33,939
 Income before cumulative effect of
    changes in accounting principles           27,315        37,021
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)               30,073             0
 Net Income                                    57,388        37,021
 Preferred Stock
  Dividend Requirements                           824         1,891
 Earnings Available for
  Common Stock                                $56,564       $35,130

Average Number of Common
 Shares Outstanding                            61,881        61,898
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles               $0.42         $0.57
Cumulative effect to January 1, 2000,
 of changes in accounting principles             0.49             0
Basic and Diluted Earnings
 per Common Share                               $0.91         $0.57
Cash Dividends per
 Common Share                                   $0.83         $0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Twelve Months Ended June 30                    2000          1999
                                                  (thousands)
Electric Operating Revenues                 $908,071      $911,485

Operating Expenses
 Operation
   Fuel                                      139,029       127,175
   Purchased power                           101,006        69,888
   Other                                     201,889       189,523
 Maintenance                                  70,316        69,543
 Depreciation                                119,097       117,568
 Income taxes                                 50,159        74,634
 General taxes                                92,312        93,287
    Total                                    773,808       741,618

Electic Operating Income                     134,263       169,867

Other Income and (Deductions)
 Allowance for equity funds
  used during construction                     2,921         3,679
 Miscellaneous income and
  (deductions) - net                         (48,289)      (49,966)
 Income taxes                                 54,077        50,292
    Total                                      8,709         4,005

Income Before Interest Charges               142,972       173,872

Interest Charges
 Long-term debt                               53,811        53,897
 Short-term debt                               8,448         1,266
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 3,145         4,078
 Allowance for borrowed funds
  used during construction                    (7,091)       (2,640)
    Total                                     70,763        69,051

Income before cumulative effect of
   changes in accounting principles           72,209       104,821
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes (Note 1)               30,073             0
Net Income                                   102,282       104,821
Preferred Stock
  Dividend Requirements                        2,666         3,818
Earnings Available for
  Common Stock                               $99,616      $101,003

Average Number of Common
 Shares Outstanding                           61,890        61,896
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles              $1.12         $1.63
Cumulative effect to January 1, 2000,
 of changes in accounting principles            0.49             0
Basic and Diluted Earnings
 per Common Share                              $1.61         $1.63
Cash Dividends per
 Common Share                                  $1.66         $1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Year to Date June 30                               2000        1999
                                                      (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes in
   accounting principles                           $27,315     $37,021
 Adjustments to reconcile income to net
  cash from operating activities:
 Depreciation of electric plant                     60,166      59,497
 Amortization of:
  Nuclear fuel                                       8,640       7,129
  Other                                              5,731       6,035
 Deferred income taxes (net)                        (3,467)    (16,479)
 Investment tax credit amortization                 (2,235)     (2,218)
 Fuel contract settlements                               0     (13,391)
 Losses from equity investments                     16,240       8,918
 Asset impairments                                   6,750       1,773
 Kansas rate refund accrual                              0     (14,200)
 Missouri rate refund accrual                            0       4,989
 Allowance for equity funds used
   during construction                              (1,950)     (1,686)
 Other operating activities (Note 2)                26,795     (27,858)

       Net cash from operating activities          143,985      49,530

Cash Flows from Investing Activities
 Utility capital expenditures                     (230,236)    (58,811)
 Allowance for borrowed funds used
   during construction                              (5,120)     (1,407)
 Purchases of investments                          (40,850)    (17,744)
 Purchases of nonutility property                  (13,485)    (18,473)
 Hawthorn No. 5 partial insurance recovery          50,000
 Other investing activities                         13,113      (2,481)

        Net cash from investing activities         (226,578)    (98,916)

Cash Flows from Financing Activities
 Issuance of long-term debt                        272,000      10,889
 Repayment of long-term debt                       (57,000)    (35,938)
 Net change in short-term borrowings               (79,339)     99,648
 Dividends paid                                    (52,177)    (53,271)
 Other financing activities                         (2,768)       (783)

        Net cash from financing activities           80,716      20,545

Net Change in Cash and Cash Equivalents             (1,877)    (28,841)
Cash and Cash Equivalents at Beginning of Year      13,073      43,213
Cash and Cash Equivalents at End of Period         $11,196     $14,372

Cash Paid During the Period for:
Interest (net of amount capitalized)               $39,503     $44,365
Income taxes                                          $109     $17,870

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Twelve Months Ended June 30                        2000        1999
                                                      (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes in
   accounting principles                           $72,209    $104,821
 Adjustments to reconcile income to net
  cash from operating activities:
 Depreciation of electric plant                    119,097     117,568
 Amortization of:
  Nuclear fuel                                      17,293      16,776
  Other                                             11,959      10,565
 Deferred income taxes (net)                       (13,772)    (25,272)
 Investment tax credit amortization                 (4,470)     (4,408)
 Fuel contract settlements                               0     (13,391)
 Losses from equity investments                     32,273      18,705
 Asset impairments                                  26,055       7,801
 Gain on sale of Nationwide Electric, Inc.
  stock                                            (19,835)          0
 Kansas rate refund accrual                              0      (6,640)
 Missouri rate refund accrual                       (4,989)      4,989
 Allowance for equity funds used
   during construction                              (2,921)     (3,679)
 Other operating activities (Note 2)                21,665     (16,267)

        Net cash from operating activities          254,564     211,568

Cash Flows from Investing Activities
 Utility capital expenditures                     (352,112)   (129,942)
 Allowance for borrowed funds used
   during construction                              (7,091)     (2,640)
 Purchases of investments                          (58,178)    (41,647)
 Purchases of nonutility property                  (50,804)    (34,217)
 Sale of KLT Power                                       0      53,033
 Sale of Nationwide Electric, Inc. stock            39,617           0
 Hawthorn No. 5 partial insurance recovery         130,000           0
 Other investing activities                          5,278      (3,363)

       Net cash from investing activities         (293,290)   (158,776)

Cash Flows from Financing Activities
 Issuance of long-term debt                        272,000       8,890
 Repayment of long-term debt                      (130,122)    (75,393)
 Net change in short-term borrowings                49,712     106,198
 Dividends paid                                   (105,568)   (106,588)
 Redemption of preferred stock                     (50,000)          0
 Other financing activities                           (472)     (1,485)

        Net cash from financing activities          35,550     (68,378)

Net Change in Cash and Cash Equivalents             (3,176)    (15,586)
Cash and Cash Equivalents at Beginning of Period    14,372      29,958
Cash and Cash Equivalents at End of Period         $11,196     $14,372
Cash Paid During the Period for:
Interest (net of amount capitalized)               $69,658     $75,908
Income taxes                                       $34,539     $42,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                             Three Months Ended             Year to Date             Twelve Months Ended
                                                  June 30                      June 30                     June 30
                                              2000         1999           2000         1999            2000         1999
                                                                             (thousands)
Net income                                $  26,740    $  25,138      $  57,388    $  37,021       $ 102,282   $ 104,821

Other comprehensive income (loss):
   Unrealized gain (loss) on
     securities available for sale                -        3,167              -        3,900          (7,678)       (669)

   Income tax benefit (expense)                   -       (1,144)             -       (1,409)          2,776         244

   Net unrealized gain (loss) on
     securities available for sale                -        2,023              -        2,491          (4,902)       (425)

   Reclassification adjustment,
     net of tax                                   -            -          2,337            -           2,337           -

Comprehensive Income                      $  26,740    $  27,161      $  59,725    $  39,512       $  99,717   $ 104,396

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.






CONSOLIDATED STATEMENTS OF RETAINED EARNINGS


                                             Three Months Ended            Year to Date             Twelve Months Ended
                                                  June 30                     June 30                     June 30
                                             2000         1999           2000         1999           2000         1999
                                                                             (thousands)
Beginning Balance                         $ 423,500    $ 428,948      $ 418,952    $ 443,699       $ 427,449   $ 429,216
Net Income                                   26,740       25,138         57,388       37,021         102,282     104,821
                                            450,240      454,086        476,340      480,720         529,731     534,037
Dividends Declared
  Preferred stock - at required rates           411          949            824        1,896           2,839       3,835
  Common stock                               25,666       25,688         51,353       51,375         102,729     102,753
Ending Balance                            $ 424,163    $ 427,449      $ 424,163    $ 427,449       $ 424,163   $ 427,449

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                       8
<PAGE)

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

1. CHANGES IN PENSION ACCOUNTING PRINCIPLES

Effective January 1, 2000, Kansas City Power & Light Company (KCPL) changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. This change is being made to reflect more timely in pension expense the gains and losses incurred by the pension funds.

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

Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future and will have the following current effects:

                       Changes in Method of Accounting for Pensions *
                          Amortization of
                             Gains and    Expected                        Net
                              Losses       Return   Total  Reductions**  Total
                                     (millions except per share)

Cumulative effect of change
in method of accounting:
  Income                      $ 21.4      $ 13.6   $ 35.0    $  (4.9)   $ 30.1
  Basic and diluted earnings
  per common share            $ 0.35      $ 0.22   $ 0.57    $ (0.08)   $ 0.49
Year 2000 earnings effect
of change in method of
accounting:
  Income                      $  4.1      $  2.0   $  6.1    $  (1.1)   $  5.0
  Basic and diluted earnings
  per common share            $ 0.07      $ 0.03   $ 0.10    $ (0.02)   $ 0.08
Prior year's earnings effect
of change in method of
accounting if the change had
been made January 1, 1998:
  1999
  Income                      $  4.4      $  1.1   $  5.5    $  (1.0)   $  4.5
  Basic and diluted earnings
  per common share            $ 0.07      $ 0.02   $ 0.09    $ (0.02)   $ 0.07
  1998
  Income                      $  2.9      $  3.2   $  6.1    $  (1.1)   $  5.0
  Basic and diluted earnings
  per common                  $ 0.05      $ 0.05   $ 0.10    $ (0.02)   $ 0.08

* All changes are increases to income or earnings per common share and are after income taxes. The effect on quarterly earnings would be one-fourth of the amounts reported except for the cumulative effect of change in method of accounting which is a one time income increase.

** The Reductions column reflects amounts for the effects of capitalized labor, net of depreciation, and power plants joint-owner shares of pension costs.

2.  CONSOLIDATED STATEMENTS OF CASH FLOWS - OTHER OPERATING ACTIVITIES

                                 Year to Date     Twelve Months Ended
                                 2000     1999        2000     1999
Cash flows affected by changes in:          (thousands)
    Receivables              $ (23,532) $ (8,364) $(16,585)  $  2,362
    Fuel inventories              (910)   (3,776)     (974)    (4,778)
    Materials and supplies        (519)      181    (1,626)       560
    Accounts payable            45,683    (7,446)   59,674      9,753
    Accrued taxes               17,961    14,134   (10,826)    (7,733)
    Accrued interest            (4,111)   (9,805)   (2,268)    (5,465)
    Wolf Creek refueling
     outage accrual              5,292   (10,337)   10,370     (4,876)
Other                          (13,069)   (2,445)  (16,100)    (6,090)
       Total                 $  26,795  $(27,858) $ 21,665   $(16,267)

3.  SECURITIES AVAILABLE FOR SALE

In 2000, CellNet Data System Inc. (CellNet) completed a sale of its assets to a third party. Accordingly, in March 2000, KLT Inc. (KLT) wrote-off its investment in CellNet of $4.8 million before taxes ($0.05 per share). At December 31, 1999, $3.8 million before taxes ($0.04 per share) of this loss had been reported as an unrealized loss in the Consolidated Statement of Comprehensive Income.

Prior to the write-off, the investment in CellNet had been accounted for as securities available for sale and adjusted to market value, with unrealized gains or (losses) reported as a separate component of comprehensive income.

The cost of these securities available for sale that KLT held as of June 30, 1999 was $4.8 million. Accumulated net unrealized gains were $2.6 million at June 30, 1999.

4.  CAPITALIZATION

KCPL Financing I (Trust) has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest
Debentures, due 2037, issued by KCPL.

In the first quarter of 2000, KCPL issued $200 million of unsecured, floating rate medium-term notes. As of June 30, 2000, $100 million of unsecured medium-term notes remained available for issuance under an indenture dated December 1, 1996.

In 2000, KCPL entered into interest rate cap agreements to limit the interest rate on the $200 million of unsecured medium-term notes. The cap agreements mature in 2002 and limit the interest rate on the $200 million of unsecured debt to a maximum of 7.65%.

In the second quarter of 2000, KLT renegotiated its existing $125 million bank credit agreement from short-term to a three-year revolving credit agreement. The new agreement had a weighted-average rate of 7.85% at June 30, 2000. At June 30, 2000, KLT had borrowed $82 million under this agreement, which has been included in long-term debt in the Consolidated Statements of Capitalization. At December 31, 1999, KLT had borrowed $61 million under its previous bank credit agreement, which was included in current maturities of long-term debt in the Consolidated Balance Sheet.

5. SEGMENT AND RELATED INFORMATION

KCPL's three reportable segments are strategic business units. Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT and HSS are holding companies for various nonregulated business ventures.

The summary of significant accounting policies applies to all of the segments. We evaluate performance based on profit or loss from operations and return on capital investment. We eliminate all intersegment sales and transfers. We include KLT and Home Service Solutions Inc. (HSS) revenues and expenses in Other Income and (Deductions) and Interest Charges in the Consolidated Statements of Income.

The tables below reflect summarized financial information concerning KCPL's reportable segments.

                           Electric                  Intersegment Consolidated
                          Operations  KLT      HSS   Eliminations    Totals
Three Months Ended                         (thousands)
  June 30, 2000
Electric Operating
 Income (a)              $ 37,237                                   $ 37,237
Miscellaneous
 income (b)                15,737   $ 52,907  $ (141)  $ (2,748)      65,755
Miscellaneous
 deductions (c)           (12,982)   (53,973) (1,656)        150     (68,461)
Income taxes on Other
 Income and (Deductions)       53      8,557     701           -       9,311
Interest Charges          (15,219)    (3,797)      -           -     (19,016)
Net income(loss)           26,740      3,694  (1,096)     (2,598)     26,740

Three Months Ended
  June 30, 1999
Electric Operating
 Income (a)              $ 40,963                                   $ 40,963
Miscellaneous
 income (b)                 4,212   $ (1,436) $  491   $   1,012       4,279
Miscellaneous
 deductions (c)            (7,068)    (8,165)   (804)          -     (16,037)
Income taxes on Other
 Income and (Deductions)      442     11,914      75           -      12,431
Interest Charges          (14,034)    (3,087)      -           -     (17,121)
Net income(loss)           25,138       (774)   (238)      1,012      25,138

Six Months Ended
  June 30, 2000
Electric Operating
 Income (a)              $ 57,212                                   $ 57,212
Miscellaneous
 income (b)                20,064   $ 57,099  $  219   $      95      77,477
Miscellaneous
 deductions (c)           (24,216)   (68,567) (3,853)        297     (96,339)
Income taxes on Other
 Income and (Deductions)    1,453     20,513   1,417           -      23,383
Interest Charges          (29,148)    (7,220)      -           -     (36,368)
Net income(loss)(d)        57,388      1,825  (2,217)        392      57,388

Six Months Ended
  June 30, 1999
Electric Operating
 Income (a)             $ 66,898                                   $ 66,898
Miscellaneous
 income (b)               10,002    $ (2,520) $  987   $     842      9,311
Miscellaneous
 deductions (c)          (14,956)    (15,190) (1,463)          -    (31,609)
Income taxes on Other
 Income and (Deductions)   1,211      23,343     120           -     24,674
Interest Charges         (27,820)     (6,119)      -           -    (33,939)
Net income(loss)          37,021        (486)   (356)        842     37,021

                           Electric                  Intersegment Consolidated
                          Operations  KLT      HSS   Eliminations    Totals
Twelve Months Ended                        (thousands)
  June 30, 2000
Electric Operating
 Income (a)            $ 134,263                                   $ 134,263
Miscellaneous
 income (b)               35,692    $ 76,792  $(1,123)  $  4,199     115,560
Miscellaneous
 deductions (c)          (51,275)   (105,163)  (7,708)       297    (163,849)
Income taxes on Other
 Income and (Deductions)   8,393      42,368    3,316          -      54,077
Interest Charges         (57,785)    (12,978)       -          -     (70,763)
Net income(loss)(d)      102,282       1,019   (5,515)     4,496     102,282

Twelve Months Ended
  June 30, 1999
Electric Operating
 Income (a)            $ 169,867                                   $ 169,867
Miscellaneous
 income (b)               19,964    $  3,604  $ 1,720   $  3,273      28,561
Miscellaneous
 deductions (c)          (36,562)    (39,569)  (2,396)         -     (78,527)
Income taxes on Other
 Income and (Deductions)   4,450      45,644      198          -      50,292
Interest Charges         (56,577)    (12,474)       -          -     (69,051)
Net income(loss)         104,821      (2,795)    (478)     3,273     104,821

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


                                Identifiable Assets
                        June 30, 2000     December 31, 1999
                                   (thousands)
Electric Operations      $  3,037,921      $  2,851,469
KLT                           314,283           267,763
HSS                            45,673            50,043
Intersegment Eliminations    (178,086)         (179,133)

  Consolidated Totals    $  3,219,791      $  2,990,142

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

     Air Particulate Matter
     In July 1997, the United States Environmental Protection Agency
     (EPA) published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. Under the new fine particulate regulations the EPA is conducting a three-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. The impact of this decision, which is likely to be appealed in whole or part, is unknown at this time, however, it is likely to delay the implementation of new NOx regulations by EPA in Missouri for some time.

     In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The U.S. Supreme Court has agreed to hear the appeal of this decision by the EPA. A final decision by the U.S. Supreme Court is expected in the spring of 2001, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

     To achieve the reductions proposed in the 1997 NOx reduction program, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicate that selective catalytic reduction technology may be required for some of the KCPL units, as well as other changes. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5. The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

     We continue to refine our preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

     The State of Missouri is currently developing a State Implementation Plan (SIP) for NOx reduction in response to the EPA's effort to regulate NOx emissions. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP. In May 2000, the Missouri Air Conservation Commission approved statewide NOx regulations requiring compliance with a rate of 0.35 lbs. NOx / mmBtu of heat input. We do not anticipate that KCPL will incur significant additional costs to comply with these new regulations.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of June 30, 2000, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. In December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In May 1999, the state of Nebraska appealed the injunction. In April 2000 the court of appeals affirmed the U.S. District Court's decision. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately.

In May 1999, the Nebraska legislature passed a bill withdrawing
Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states.
Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Corporate Owned Life Insurance
On January 4, 2000, KCPL received written notification from the Internal Revenue Service (IRS) that it intends to dispute interest deductions associated with KCPL's corporate owned life insurance
(COLI) program. We understand this issue is an IRS Coordinated Issue and thus has been raised and not finalized for many of the largest companies in the country. A disallowance of KCPL's COLI interest deductions and assessed interest on the disallowance for tax years 1994 to 1998 would reduce net income by approximately $13 million. KCPL believes it has complied with all applicable tax laws and regulations and will vigorously contest any adjustment or claim by the IRS including exhausting all appeals available.

Home Service Solutions Inc. Debt Guarantee
During 2000, R.S. Andrews Enterprises, Inc. (RSAE), entered into a bank credit agreement, which currently has an outstanding loan balance of $8 million. The agreement is collateralized by the common stock shares of a major shareholder of RSAE. As secondary assurance to the lender, HSS guaranteed the loan; however, HSS' wholly-owned subsidiary, Worry Free Service, Inc., and its assets are not subject to the guaranty.

Legal Proceedings
See Part II - Other Information, Item 1. Legal Proceedings.

7. RECEIVABLES

                                 June 30   December 31
                                   2000       1999
                                    (thousands)

KCPL Receivable Corporation     $ 42,192   $ 29,705

Other Receivables                 52,888     41,843

Receivables                     $ 95,080   $ 71,548


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

8. SIGNIFICANT NONREGULATED INVESTMENTS (Subsequent to December 31,
1999)

During the first quarter of 2000, KLT Gas purchased a 50% ownership in Patrick Energy, an Oklahoma oil and gas exploration and development company. The investment is accounted for using the equity method and is approximately $20 million at June 30, 2000.

On April 1, 2000, KLT Energy Services invested an additional $6.4 million in Strategic Energy, LLC (SEL). SEL provides energy supply coordination services and purchases electricity and gas for resale to retail end users. SEL also provides strategic planning and consulting services in natural gas and electricity markets. With this investment, KLT Energy Services economic ownership percentage increased to 71% (68% of the voting interest) and required KLT to change its accounting treatment of SEL from the equity basis to consolidation. Goodwill associated with KLT Energy Services' ownership in SEL is being amortized over 15 years using the straight-line method.

KLT Energy Services has consolidated SEL as if the acquisition took place at the beginning of 2000. Consistent with the purchase method of accounting for business combinations, prior year financial information has not been restated. SEL revenues consolidated by KLT for the six months ended June 30, 2000, totaled $48 million resulting in income before taxes of $6 million. SEL revenues for the year ended December 31, 1999, totaled $63 million resulting in SEL's income before taxes of $7 million.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Put and Call Option Agreement
KLT entered into a put and call agreement in 1999 in which the grantee has the option to sell to KLT up to 1,411,765 common shares of a publicly traded stock at a purchase price of $3.54 per share. KLT is also granted the right to purchase up to 1,411,765 common shares at a purchase price of $4.25 per share. The exercise period of the option is from April 30, 2000 through September 30, 2000. At June 30, 2000, the stock was trading at approximately $4.99 per share but KLT has not exercised its option. Since there are no publicly traded options for the underlying common stock, the value of KLT's option is not readily determinable therefore it has not been recorded in the consolidated financial statements.

Gas Market Price Hedge Instruments
KLT sells 15,000 mmBtu (equivalent to approximately 15 Million Cubic
Feet) of natural gas per day under 3 firm sales agreements of 5,000 mmBtu. One of the contracts expired on June 30, 2000. The remaining two contracts expire in February 2001 and are priced at weighted-average rates of $2.57 and $2.59 per mmBtu, respectively. These contracts are forward contracts settled by physical delivery and KLT records revenues on the covered sales using the weighted-average rates under the agreements.

KLT has also entered three financial hedge instruments covering an additional 22,500 mmBtu of natural gas per day as of June 30, 2000. Two of these instruments expire in April 2001 and fix KLT's revenue on sales of 10,000 mmBtu per day at a weighted-average rate of $2.62 per mmBtu. The third instrument also expires in April 2001, but the mmBtu covered and the swap price per mmBtu are variable. At June 30, 2000, this instrument covered 12,500 mmBtu per day and fixed KLT's revenue on the covered sales at a weighted-average rate of $3.11 per mmBtu. The effect of the swap agreement is calculated by comparing the rate per the swap agreements to the NYMEX natural gas rate as of the beginning of the month, which for June 2000 was $4.41 per mmBtu. The difference is accounted for by KLT as an adjustment to the related revenues.

With these six agreements, KLT has mitigated its exposure to market price fluctuations on approximately 85% of its daily sales. For its remaining gas sales not covered by these contracts, KLT sells at prevailing market prices.

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

An increasing number of states have already adopted open access requirements for utilities' retail electric service, allowing competing suppliers access to their retail customers (retail wheeling). Many other states, including Kansas and Missouri, have actively considered retail competition. Several comprehensive retail competition bills were introduced in the 2000 Missouri General Assembly but none passed this year. No comprehensive retail competition bills were introduced in the 2000 Kansas Legislature.

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

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 20% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies' rate structures in the region. In addition, we have entered into long-term contracts for a significant portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory, it does exist in the bulk power market and between alternative fuel suppliers and KCPL. Third-party energy management companies are seeking to initiate relationships with large users in KCPL's service territory to enhance their chances to supply electricity directly when retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could cease meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $134 million of regulatory assets at June 30, 2000, as long as FASB 71 requirements are met.

Competition could eventually have a material, adverse effect on KCPL's results of operations and financial position. Should competition eventually result in a significant charge to equity, capital requirements and related costs could increase significantly.

PROPOSED RESTRUCTURING

KCPL is proactively seeking to restructure the company in advance of retail access legislation into a holding company with three separate subsidiaries - Power Supply, Power Delivery and KLT Inc. (KLT). This proposed restructuring will be subject to approval by a number of regulatory authorities. We cannot predict when or if these approvals will be received. As part of this restructuring, we are requesting that the generation assets (Power Supply) be deregulated.

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

Applications for approval of the proposed restructuring were filed with the Missouri Public Service Commission on May 15, 2000, and with the Kansas Corporation Commission on June 5, 2000.

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

In addition to the rebuild of Hawthorn No. 5, KCPL has been investing in increased capacity. In July 1999, Hawthorn No. 6, a 141-megawatt unit was placed in service. Hawthorn Nos. 7, 8 and 9 have been placed into commercial use this summer. Combined, Hawthorn Nos. 7, 8 and 9 have nearly 300 megawatts of natural gas-fired generating capacity.

We expect that there will be a power supply agreement for a period of time between the Power Supply and Power Delivery subsidiaries while Power Supply's additional generating capacity and competitive cost structure can also be utilized to sell electricity in the competitive wholesale market. We believe KCPL will realize many benefits, including:
- The ability to make a higher return in a deregulated or competitive market.
- The ability to make investment decisions and enter into strategic partnerships without needing regulatory approval.

Power Delivery - transmission and distribution
KCPL transmission and distribution (T&D) currently serves over 460,000 customers and experiences annual load growth of around 3% through increased customer usage and additional customers. KCPL's rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until 2002.

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

KLT INC. NONREGULATED OPPORTUNITIES

KLT, a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. Existing ventures include investments in telecommunications, oil and gas development and production, energy services and affordable housing limited partnerships.

KCPL's investment in KLT was $119 million as of June 30, 2000 and December 31, 1999. KLT's income for the six months ended June 30, 2000, totaled $1.8 million compared to a loss of $0.5 million for the six months ended June 30, 1999. (See KLT earnings per share analysis on page 27 for significant factors impacting KLT's operations and resulting net income for all periods.) KLT's consolidated assets totaled $314 million at June 30, 2000 compared to $268 million at December 31, 1999.

Telecommunications
Through our subsidiary, KLT Telecom, we own 47% of DTI Holdings (acquired in 1997), which is the parent company of Digital Teleport, Inc. (DTI), a facilities-based telecommunications company. DTI is creating an approximately 20,000 route-mile, digital fiber optic network comprised of 23 regional rings that interconnect primary, secondary and tertiary cities in 37 states. DTI now owns or controls over 12,000 route-miles of fiber optic capacity with local rings located in the metropolitan areas of Kansas City, St. Louis, Memphis and Tulsa. By the end of 2000, DTI projects it will have over 18,000 route-miles of its network constructed. DTI Holdings has disclosed that to achieve this business plan it will need significant financing to fund capital expenditures, working capital, debt service requirements and anticipated future operating losses. DTI Holdings estimates total capital expenditures necessary to complete their network will be in excess of $300 million.

The strategic design of the DTI network allows DTI to offer reliable, high-capacity voice and data transmission services, on a region-by-region basis, to primary carriers and end-user customers who seek a competitive alternative to existing providers. DTI's network infrastructure is designed to provide reliable customer service through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If the network experiences a failure of one of its links, the routing intelligence of the equipment transfers traffic to the next choice route, thereby ensuring call delivery without affecting customers. DTI currently provides services to other communications companies including Tier 1 and Tier 2 carriers. DTI also provides private line services to targeted business and governmental end-user customers.

KLT Telecom continues to evaluate options to realize value from its 47% ownership in DTI. At June 30, 2000, KLT Telecom's $45 million equity investment in DTI had been completely written down. Should DTI experience losses after June 30, 2000, KCPL's consolidated earnings will not be impacted.

KLT and KCPL continue to explore the creation of a business-to-business exchange, the purpose of which is to allow utilities and other companies to purchase various goods and services online. The exchange is now expected to commence operations in the third quarter of 2000.

Oil and Gas Development and Production
KLT Gas pursues nonregulated growth primarily through the acquisition, development and production of natural gas properties. KLT Gas' strategy is to create shareholder value through the acquisition and development of natural gas properties, ultimately divesting the developed properties as appropriate. We have built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the oil and gas industry where we believe our expertise gives us a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. In addition to coalbed methane projects, we seek out high quality conventional gas production to add further value to our operations. Conventional gas properties comprise approximately 25% of KLT Gas' production as of June 30, 2000.

KLT Gas has properties in Colorado, Texas, Wyoming, Oklahoma, Kansas, New Mexico and North Dakota. KLT Gas has an ownership interest in approximately 350 wells in these states and plans to drill over 150 additional wells during 2000. These totals include KLT Gas' January 2000 acquisition of 80 wells with significant proven reserves. As it pursues its growth strategy, KLT Gas develops newly acquired areas to realize significant gas production from proven reserves. With the January 2000 acquisition, we estimate net proven reserves at June 30, 2000, of approximately 275 billion cubic feet. Average gas production at June 30, 2000, was approximately 43 million cubic feet per day. These levels of net production and reserves in the United States would place KLT Gas in the top 100 publicly-traded oil and gas companies, based on the September 1999 Oil and Gas Journal.

The future price scenarios for natural gas appear strong, showing steady growth. We believe the demand for natural gas should strengthen into the future. Environmental concerns and the increased demand for natural gas for new electric generating capacity are driving this projected growth in demand. We believe that natural gas prices will continue to be more stable than oil prices and that an increased demand for natural gas will move natural gas prices upward in the future. We utilize gas forward contracts and price swap contracts for up to 85% of production to minimize the risk of gas price changes.

Energy Services
In 1999 KLT Energy Services acquired a 56% ownership interest (49% of the voting interest) in Strategic Energy, LLC (SEL). In April 2000, KLT Energy Services invested an additional $6.4 million to increase its ownership interest to 71% (68% of the voting interest). SEL buys and manages electricity and natural gas in unregulated markets for commercial and industrial customers. SEL also provides strategic planning and consulting services in natural gas and electricity markets.

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

HOME SERVICE SOLUTIONS INC. NONREGULATED OPPORTUNITIES

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures, primarily in residential services. At June 30, 2000, HSS had a 49% ownership in

R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. RSAE has made acquisitions in key U.S. markets. RSAE provides heating, cooling, plumbing and electrical services as well as appliance services, pest control and home warranties. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KCPL's investment in HSS was $46.3 million as of June 30, 2000, and December 31, 1999. HSS' loss for the six months ended June 30, 2000, totaled $2.2 million compared to $0.4 million for the six months ended June 30, 1999. HSS' increased loss for the six months ended June 30, 2000, was primarily due to continued losses associated with its investment in RSAE. At June 30, 2000, KCPL's net investment in HSS was $39.6 million, which includes losses to date of $6.7 million.

RESULTS OF OPERATIONS

Three-month period:     Three months ended June 30, 2000, compared
                        with three months ended June 30, 1999
Six-month period:       Six months ended June 30, 2000, compared with
                        six months ended June 30, 1999
Twelve-month period:    Twelve months ended June 30, 2000, compared
                        with twelve months ended June 30, 1999

EARNINGS OVERVIEW

                         Three months    Six months      Twelve months
                         ended June 30   ended June 30   ended June 30
                          2000   1999    2000   1999     2000   1999
  Core utility earnings per
    share                $0.39  $0.40   $0.43  $0.59    $1.19  $1.69
  KLT Inc. gain (loss) 1  0.06  (0.01)   0.03  (0.01)    0.02  (0.05)
  HSS Inc. loss          (0.02)     -   (0.04) (0.01)   (0.09) (0.01)
  Cumulative effect of
    changes in pension
    accounting               -      -    0.49      -     0.49      -
Reported earnings per
    share (EPS)          $0.43  $0.39   $0.91  $0.57    $1.61  $1.63

                                              For the Periods Ended
                                        June 30, 2000 versus June 30,1999
                                        Three       Six         Twelve
                                        Months      Months      Months
Factors impacting core                        Increase (decrease)
utility EPS
  Merger impact                        $ 0.02      $ 0.02       $ 0.17
  July 1999 heat storm                      -           -        (0.18)
  1999 write off of start up costs          -        0.02         0.02
  Retail customers' rate reduction in
    Missouri effective March 1, 1999        -       (0.02)       (0.10)
  Other (see discussion below)          (0.03)      (0.18)       (0.41)
Total impact of factors impacting
  core utility EPS                     $(0.01)     $(0.16)      $(0.50)
1 See KLT earnings per share analysis on page 27.


Contributing to the decreases in other factors impacting core utility EPS (reflected in the table above) are the following:
  - The impact of the unavailability of Hawthorn No. 5 (see discussion on page 32).

  - Higher net interchange and fuel costs, because of increased per unit prices, of approximately $11 million or $0.11 per share in the three-month period, $15 million or $0.15 per share in the six-month period and $17 million or $0.17 per share in the twelve-month period. The impact of these increased costs on EPS was partially offset by increased revenues during the three- and six-month periods.
  - Higher customer accounts expenses in the six- and twelve-month periods.
  - Forced outage insurance and guaranteed capacity costs in all periods of approximately $2 million or $0.02 per share.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required KCPL to record the cumulative effect of these changes in the three months ended March 31, 2000, increasing common stock earnings by $0.49 per share or $30.1 million. Additionally, the changes in pension accounting will reduce pension expense by $8.2 million for the year 2000, increasing earnings per share by $0.08 per share. One-half of this reduction in pension expense was allocated to the six months ended June 30, 2000. See Note 1 to the Consolidated Financial Statements for further information.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                   Periods ended June 30, 2000 versus June 30, 1999
                   Three Months      Six Months      Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                 Increase (decrease)
Retail Sales:
 Residential        4  %   $   3     2  %    $   3    (1)%   $  (3)
 Commercial         4  %       4     5  %        5     3 %       4
 Industrial         3  %       2     2  %        3     - %       2
 Other              8  %       -    10  %        -     6 %       1
  Total Retail      4  %       9     3  %       11     1 %       4
Sales for Resale:
 Bulk Power Sales   2  %       1   (19) %       (1)  (15)%      (7)
 Other              2  %       -     2  %        -     1 %       -
   Total            4  %      10     -  %       10    (1)%      (3)
 Other revenues                1                 1               -
   Total Operating
      Revenues             $  11             $  11           $  (3)

In 1999 the Missouri Public Service Commission (MPSC) approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999. Revenues decreased by approximately $2 million for the six-month period and $10 million for the twelve-month period as a result of the Missouri rate reduction. As part of the stipulation and agreement, KCPL, MPSC Staff or the Office of Public Counsel will not file any case with the Commission, requesting a general increase or decrease, rate credits or rate refunds that would become effective prior to March 1, 2002.

For all periods, retail mwh sales increased primarily due to continued load growth. Load growth consists of higher usage-per-customer as well as the addition of new customers. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to the decreases in bulk power mwh sales for the six- and twelve-month periods. Wolf Creek's tenth maintenance and refueling outage during the second quarter of 1999 contributed to reduced bulk power mwh sales for the three, six and twelve months ended June 30, 1999.
Furthermore, the Fall 1998 outage at Hawthorn No. 5, due to a ruptured steam pipe, and the Fall 1998 outage at LaCygne No. 1 contributed to reduced bulk power mwh sales for the twelve months ended June 30, 1999.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenue.

FUEL AND PURCHASED POWER

                                Percentage change for the period
                              Combined fuel
                              and purchased
                              power expenses    Total MWH sales
                                     Increase(Decrease)
    Three-month period             31 %               4 %
    Six-month period               19 %               - %
    Twelve-month period            22 %              (1)%

Excluding the fuel costs of Hawthorn No. 5 for all periods, and the impact of the July 1999 heat storm for the twelve-month period, net interchange and fuel costs increased by about $11 million for the three-month period, $15 million for the six-month period and $17 million for the twelve-month period. These increased costs included higher fuel costs per mwh of generation by 28% for the three-month period, 15% for the six-month period and 8% for the twelve-month period primarily because of increased generation at fossil plants using natural gas and oil. Natural gas and oil have a significantly higher fuel cost per mwh of generation than coal or nuclear fuel. Additionally, for all periods the cost per mwh for purchased power was significantly higher than the fuel cost per mwh of generation. The total cost of purchased power increased 12% for the three-month period, 22% for the six-month period and 45% for the twelve-month period even though total mwh of purchased power decreased for all periods. For the twelve-month period, the unavailability of Hawthorn No. 5 resulted in increased purchased power expenses partially offset by decreased fuel expenses at Hawthorn No. 5. Moreover, as a result of the intense and prolonged heat in the Midwest during the last half of July 1999, KCPL incurred approximately $18 million in higher costs, including purchased power expenses, net of the increased revenues.

We have implemented the following risk mitigation measures to protect KCPL in the event of another very hot summer period:
- Price protection: We have replaced 325 megawatts of KCPL's purchased capacity at market-based energy prices with about 300 megawatts of generation at known prices. Hawthorn Nos. 7, 8 and 9, gas-fired units, have been completed and placed into commercial use this summer.
- Forced outage swaps for the period June 1 to September 30, 2000:
  We made arrangements to share the forced outage exposure of two of KCPL's larger generating units with another utility's two generating units outside of our service territory. Each utility will supply the other with up to 50 mwh per hour of electricity per generating unit at a set price per mwh should a forced outage occur. If KCPL has to supply power under this agreement, the maximum exposure (which is unlikely) is from $5 million to $10 million.
- Forced outage insurance: We have implemented two insurance risk mitigation measures to protect KCPL in the event of a forced outage during the summer months. Insurance coverage, above certain deductible limits and at a cost of $3.7 million, would partially offset the excess costs of replacement power incurred if a forced outage occurs at any of KCPL's major generating units. In addition, we purchased 100 megawatts of capacity with delivery guaranteed by the supplier at a cost of $4.3 million, from June through September, in the event of a forced outage at certain of KCPL's major generating units. These costs are being expensed equally over the coverage periods.
- Delivery protection: KCPL has purchased 905 megawatts of firm transmission capacity from neighboring systems to ensure the delivery of power from outside sources during summer peak periods.

Nuclear fuel costs per mmBtu decreased 7% for the twelve-month period and remained substantially less than the mmBtu price of coal. Nuclear fuel costs per mmBtu averaged about 54% of the mmBtu price of coal for the twelve months ended June 30, 2000, and 59% of the mmBtu price of coal for the twelve months ended June 30, 1999. We expect the price of nuclear fuel to remain fairly constant through the year 2003. During the twelve months ended June 30, 2000, fossil plants represented about 68% and the nuclear plant about 32% of total generation. For the twelve months ended June 30, 1999, fossil plants represented about 71% and the nuclear plant about 29% of total generation.

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

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses increased about $4 million or 7% for the three-month period, $13 million or 10% for the six-month period and about $13 million or 5% for the twelve-month period primarily due to the following:
- Non-station production expenses increased because of the cost of forced outage insurance purchased in the second quarter of 2000 and energy costs incurred during the test runs at Hawthorn Nos. 7, 8 and 9.
- Non-fuel production operations increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999 and higher operating expenses at certain generating units.
- For the three- and six-month periods, administrative and general expenses decreased primarily due to the impact of the changes in pension accounting.
- For the three- and six-month periods, maintenance expenses increased primarily due to scheduled maintenance at KCPL's generating units.
- For the six- and twelve-month periods, customer accounts expenses increased primarily due to computer software consulting services.
- For the twelve-month period, customer accounts expenses also increased because of higher meter reading expenses.
- For the twelve-month period, Hawthorn No. 5's other operation and maintenance expenses decreased because of the boiler explosion in February 1999.

- For the twelve-month period, administrative and general expenses increased primarily due to increased salary expenses incurred for information technology Year 2000 preparedness and implementation of system applications. Much of the additional salary expense associated with the implementation of system applications was capitalized in the twelve months ended June 30, 1999.
- For the twelve-month period, production maintenance expenses decreased primarily due to lower maintenance expenses during forced outages at KCPL's generating units.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to increase efficiencies and improve operations.

DEPRECIATION

The increase in depreciation expense for all periods reflected increased depreciation of capitalized computer software for internal use and normal increases in depreciation from capital additions. These increases were partially offset in the six- and twelve-month periods by a decrease in depreciation expense because Hawthorn No. 5 was partially retired due to the February 1999 explosion.

TAXES

Operating income taxes decreased for all periods reflecting lower taxable operating income.

Components of general taxes:
                     Three months       Six months        Twelve months
                     ended June 30      ended June 30     ended June 30
                     2000     1999      2000     1999      2000     1999
                                         (thousands)

  Property         $ 10,341 $ 10,741  $ 20,681 $ 21,483  $ 41,933 $ 41,864
  Gross receipts      9,281    9,007    17,936   17,919    41,233   41,609
  Other               2,377    2,343     4,596    4,500     9,146    9,814
     Total         $ 21,999 $ 22,091  $ 43,213 $ 43,902  $ 92,312 $ 93,287

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations:
                          Three months     Six months      Twelve months
                          ended June 30    ended June 30   ended June 30
                          2000   1999     2000    1999      2000    1999
                            (millions, except for earnings per share)
Miscellaneous income and
  (deductions) - net *  $ (1.1) $ (9.6) $ (11.5) $ (17.7) $ (28.4) $ (36.0)
Income taxes               8.6    11.9     20.5     23.3     42.4     45.6
Interest charges          (3.8)   (3.1)    (7.2)    (6.1)   (13.0)   (12.4)
    Net income (loss)   $  3.7  $ (0.8) $   1.8  $  (0.5) $   1.0  $  (2.8)

KLT earnings (loss) per
  share                 $  0.06 $(0.01) $  0.03  $ (0.01) $  0.02  $ (0.05)
* To table on page 28

KLT earnings per share analysis:
                          Three months      Six months       Twelve months
                          ended June 30    ended June 30     ended June 30
                          2000   1999      2000   1999       2000    1999
                                       (earnings per share)
KLT excluding items
  below                  $ 0.11 $ 0.08   $ 0.20  $ 0.13     $ 0.39  $ 0.26
Write-off of CellNet
  stock                       -      -    (0.05)      -      (0.05)      -
Sale of Custom Lighting
  Services                 0.02      -     0.02       -       0.02       -
Sale of Nationwide
  Electric                    -      -        -       -       0.20       -
Write down of Lyco
  investment                  -      -        -       -      (0.03)      -
Write down of a note
  receivable                  -      -        -       -      (0.05)      -
KLT Power transactions-
  1998                        -      -        -       -          -   (0.02)
KLT Telecom - Telemetry
  Solutions                   -   (0.02)      -   (0.04)     (0.18)  (0.08)
KLT Telecom - Digital
  Teleport Inc.           (0.07)  (0.07)  (0.14)  (0.10)     (0.28)  (0.21)
     KLT Earnings (Loss)
       per share         $ 0.06 $ (0.01) $ 0.03  $(0.01)    $ 0.02  $(0.05)

For all periods, earnings per share from KLT (excluding KLT Telecom and one-time transactions) increased primarily due to improved earnings from its investments in gas production and development, and energy services.

In June 2000, KLT sold its investment in Custom Lighting Services, resulting in a gain of $2.5 million before taxes. In March 2000, KLT wrote off its investment of $4.8 million before taxes in CellNet Data Systems Inc. Through December 31, 1999, $3.8 million before taxes, or $0.04 per share, of this loss had been reported as an unrealized loss in the Consolidated Statements of Comprehensive Income.

KLT recorded equity losses on its investment in Digital Teleport, Inc.
(DTI) of approximately $7 million for the three months ended June 30, 2000, $14 million for the six months ended June 30, 2000, and $28 million for the twelve months ended June 30, 2000. DTI is developing a National fiber optic network. At June 30, 2000, the equity investment in DTI had been completely written down. Should DTI experience losses after June 30, 2000, KCPL's consolidated earnings will not be impacted.

In the twelve months ended June 30, 2000, KLT Energy Services sold 100% of the stock it held in Nationwide Electric, Inc., resulting in a gain of $20 million. Additionally, in the twelve months ended June 30, 2000, KLT Telecom wrote off its investment in Telemetry Solutions. Both the write-off of the investment ($0.13 per share) and the operating losses incurred in the twelve months ended June 30, 2000, prior to the write-off, are included on the KLT Telecom - Telemetry Solutions line in the earnings per share table above.

Miscellaneous income and (deductions) - net:
                             Three months     Six months        Twelve months
                             ended June 30    ended June 30     ended June 30
                             2000     1999    2000     1999     2000     1999
                                               (millions)
  Merger-related expenses  $   -   $ (0.8)  $ (0.2)  $ (1.1)  $ (2.3)  $ (9.6)
* From table on page 27     (1.1)    (9.6)   (11.5)   (17.7)   (28.4)   (36.0)
  Other                     (1.6)    (1.4)    (7.2)    (3.5)   (17.6)    (4.4)
   Total Miscellaneous
   income and (deductions)
   -net                   $ (2.7) $ (11.8) $ (18.9) $ (22.3) $ (48.3) $ (50.0)


Other Miscellaneous income and (deductions) - net for the six- and twelve-month periods were affected by an increase of approximately $2 million in the six-month period and $3 million in the twelve-month period primarily reflecting bad debt expense associated with the sale of accounts receivable to KCPL Receivable Corporation. Prior to establishing KCPL Receivable Corporation, bad debt expense on accounts receivable was recorded as an other operating expense. A $2.3 million reduction in electric operations interest and dividend income also affected the twelve-month period. Further, HSS' operations resulted in increased deductions of approximately $1.5 million for the three-month period, $3.2 million for the six-month period and $8.2 million for the twelve-month period primarily due to equity losses from HSS' investment in R.S. Andrews Enterprises, Inc.

Other Income and (Deductions) - Income taxes
Other Income and (Deductions) - Income taxes for all periods reflects the tax impact on total miscellaneous income and (deductions) - net. In addition, KLT accrued tax credits of $14 million for the six months ended June 30, 2000, and $15 million for the six months ended June 30, 1999. KLT accrued tax credits of $27 million for the twelve months ended June 30, 2000 and 1999.

INTEREST CHARGES

Long-term debt interest expense increased for the three- and six-month periods, reflecting higher average levels of outstanding long-term debt and higher average interest rates on variable rate debt. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL in March 2000 partially offset by scheduled debt repayments by KCPL. In addition, KLT Gas made borrowings on a new bank credit agreement entered in the first quarter of 2000. KLT made scheduled debt repayments on its affordable housing notes partially offsetting the increase in average levels of outstanding long-term debt.

Short-term debt interest expense increased for all periods, since KCPL had higher average levels of outstanding short-term debt. KCPL had $159 million of commercial paper outstanding at June 30, 2000, compared to $95 million at June 30, 1999.

We use interest rate swap and cap agreements to limit the volatility in interest expense on a portion of KCPL's variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant. We do not use derivative financial instruments for speculative purposes.

Allowance for Funds Used During Construction
Allowance for funds used during construction (allowance for equity funds and borrowed funds) increased during all periods because of increased expenditures for construction projects at the Hawthorn generating station. Allowance for borrowed funds used during construction increased more than equity funds used during construction in all periods due to higher balances of outstanding short-term debt during the periods. FERC guidelines for calculating the allowance used during construction require consideration of the level of outstanding short-term debt before equity funds.

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 18% of KCPL's generating capacity, excluding the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 28% of the annual mwh generation while operating at an average capacity of 92%. Furthermore, Wolf Creek has the lowest fuel cost per mmBtu of any of KCPL's generating units.

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

SIGNIFICANT CONSOLIDATED BALANCE SHEET CHANGES (June 30, 2000 compared to December 31, 1999)

  -  Utility plant - construction work in process increased $141.9 million primarily due to increases of $111.1 million at Hawthorn No. 5 for rebuilding the boiler and $43.2 million for construction of Hawthorn Nos. 8 and 9, which were placed into commercial use in July 2000.
  - Investments and nonutility property increased $8.1 million primarily due to a $6.1 million increase in KLT's investments including:
     -   $ 30.5 million increase in oil and gas property and investments,
     - $ 7.3 million decrease due to increased ownership in Strategic Energy, L.L.C. (SEL) resulting in a change in the accounting for SEL from the equity method to consolidation,
     - $ 14.0 million decrease due to equity losses from the investment in Digital Teleport Inc.
  - Receivables increased $23.5 million primarily due to $18.8 million in accounts receivable recorded by KLT due to the consolidation of SEL and a $12.5 million increase in a receivable from KCPL Receivable Corporation. Because of seasonally higher retail sales in June 2000 versus December 1999, there were higher customer accounts receivable available to sell to KCPL Receivable Corporation. These increases were partially offset by decreased receivables from partners in jointly-owned plants by $6.5 million.
  - Other current assets increased $10.4 million primarily due to $4.0 million in prepayments for risk mitigation measures including forced outage insurance and guaranteed electric capacity during the summer months.
  - Prepaid pension costs increased $58.7 million because KCPL changed its methods of accounting for pension expenses (see Note 1 to the Consolidated Financial Statements).
  - Other deferred charges increased $13.7 million primarily due to increased goodwill resulting from KLT's purchase of an additional ownership interest in SEL and the change in accounting for SEL from the equity method to consolidation.
  - Capitalization increased $277.6 million primarily due to KCPL's issuance of $200 million of unsecured medium-term notes. Proceeds from the issuance were used to repay outstanding short-term commercial paper. Additionally, KCPL reclassified $50.0 million of long-term debt to current maturities and recorded net income in excess of dividend payments of $5.2 million, including $30.1 million for the cumulative effect of changes in pension accounting. KLT's long-term debt increased $120.1 million primarily due to renegotiating KLT's bank credit agreement from short-term to long-term, and $51.0 million of borrowings on a new KLT Gas bank credit agreement.
  - Notes payable to banks decreased $24.7 million because KLT Gas repaid its notes payable to banks with proceeds from borrowings on its new long-term bank credit agreement.
  - Commercial paper decreased $54.7 million as a result of the $200.0 million repayment with the proceeds from the new long-term debt. This decrease was partially offset by additional commercial paper borrowings because expenditures exceeded cash receipts.
  - Current maturities of long-term debt decreased $54.9 million primarily reflecting the renegotiating of KLT's bank credit agreement from short-term to long-term, which was $61.0 million at December 31, 1999, partially offset by an $8.0 million increase in the current portion of KCPL's medium-term notes.
  - Accounts payable increased $45.7 million primarily due to the timing of payments for expenditures associated with construction projects at the Hawthorn generating station and $13.6 million in accounts payable recorded by KLT due to the consolidation of SEL.

  - Accrued taxes increased $18.0 million primarily due to the timing of income tax and property tax payments.
  - Deferred income taxes increased by $19.1 million mostly due to a $19.2 million increase in deferred taxes associated with the cumulative effect of changes in pension accounting.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at June 30, 2000, included cash flows from operations; $100 million of registered but unissued, unsecured medium-term notes; and $159 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $116 million and KLT's bank credit agreement of $43 million. These amounts do not include $4 million available to KLT Gas on its new $55 million bank credit agreement as these funds are only available to KLT Gas for oil and gas development and production.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. The increase in cash from operating activities for the six-month period was primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). Additionally, the buyout of a fuel contract in 1999; the refund of amounts accrued for the Kansas rate refunds; and a payment of $19 million in 1999 to the IRS to settle certain outstanding issues decreased cash flows from operating activities for the six months ended June 30, 1999. Partially offsetting these changes for the six-month period, income before non-cash expenses (income is before the cumulative effect of changes in accounting principles) decreased by about $7 million.

Cash from operating activities increased for the twelve-month period primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). Additionally, the buyout of a fuel contract in 1999 and a payment of $19 million in 1999 to the IRS to settle certain outstanding issues decreased cash flows from operating activities for the twelve months ended June 30, 1999. Partially offsetting these changes for the twelve-month period, income before non-cash expenses (income is before the cumulative effect of changes in accounting principles) decreased by about $29 million.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for investing activities increased for the six-month period primarily reflecting increased utility capital expenditures for construction projects at the Hawthorn generating station and increased purchases by KLT of oil and gas investments.
The receipt of $50 million in the six-month period of partial insurance recoveries related to Hawthorn No. 5 partially offset the above increases. Cash used for investing activities increased for the twelve-month period primarily because of increased utility capital expenditures and increased expenditures for oil and gas nonutility property. The proceeds from the sale of the Nationwide Electric, Inc. stock by KLT Energy Services and $130 million in partial insurance recoveries related to Hawthorn No. 5 partially offset these increases in the twelve-month period. The twelve months ended June 30, 1999, reflected the proceeds from the sale of KLT Power Inc.

Cash from financing activities increased for the six- and twelve-month periods primarily because KCPL issued $200 million of unsecured medium-term notes in the first quarter of 2000 and KLT increased borrowings on its bank credit agreements, including KLT Gas' new bank credit agreement. Furthermore, KCPL's short-term borrowings increased for both periods prior to the repayment with proceeds from the unsecured medium-term note issuance. Partially offsetting these increases, KCPL's scheduled debt repayments were higher in both periods. In the twelve-month period, KCPL redeemed $50 million of preferred stock.

KCPL's common dividend payout ratio was 148% (excluding the cumulative effect of changes in accounting principles) for the twelve months ended June 30, 2000, and 102% for the twelve months ended June 30, 1999.

We expect KCPL to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally-generated funds. But KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environment regulations and the availability of generating units (see Hawthorn No. 5 discussion below). The funds needed to retire $564 million of maturing debt through the year 2004 will be provided from operations, refinancings and/or short-term debt. KCPL may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was not operating at the time, was destroyed, but there were no injuries. Though the cause of the explosion is still under investigation, preliminary results indicate that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through June 30, 2000, KCPL has received $130 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the consolidated balance sheet.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Expenditures for rebuilding Hawthorn No. 5 were $36 million in 1999 and are projected to be $213 million in 2000 and $73 million in 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received. Construction on the new unit, expected to have a capacity of 550 megawatts, is progressing and is on target for an in-service date in June 2001. A milestone event was reached in June 2000 when the steam drum was successfully raised into place on the rebuilt structure.

We believe that we can secure sufficient power to meet the energy needs of KCPL's customers during the Hawthorn No. 5 reconstruction and we have implemented risk mitigation measures as discussed on page 24. Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine was accepted under a lease arrangement and placed into commercial operation in July 1999. In addition, construction of two new natural gas-fired combustion turbines and a re-powered existing unit, Hawthorn Nos. 7, 8 and 9, has been completed and the units were placed into commercial use this summer. These three units are capable of generating 294 megawatts of capacity.

Assuming normal weather and operating conditions, we estimate additional expenses (before tax) of $31 million for the year 2000 and $3 million for the year 2001 due to the unavailability of Hawthorn No.
5. This estimate mainly includes the effect of increased net replacement power costs, reduced bulk power sales and reduced fuel expense at Hawthorn No. 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

KCPL is exposed to market risks associated with commodity price and supply, interest rates and equity prices.

Commodity Risk
KCPL and KLT, through its majority-owned subsidiary, Strategic
Energy, L.L.C. (SEL), engage in the wholesale and retail marketing of electricity, and accordingly, are exposed to risk associated with the price of electricity.

KCPL's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term contracts. KCPL maintains a net positive supply of energy and capacity, through its generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Including the proposed capacity for the rebuilt Hawthorn No. 5, KCPL's expected reserve margin will approximate 18% of its capacity. However, as necessary, KCPL enters into power purchase agreements with the objective of obtaining low-cost energy to meet its physical delivery obligations to its customers. We have implemented price and volume risk mitigation measures to protect KCPL in the event of a hot summer period. These measures are more fully discussed in the Fuel and Purchased Power section of Management's Discussion and Analysis.

KCPL's operations include the regulated sales of electricity to its retail customers and bulk power sales of electricity in the unregulated, wholesale market. There is a moratorium on changes to Missouri retail rates until 2002. A hypothetical 10% increase in the cost of purchased power would have resulted in a $10 million decrease in pretax earnings in the twelve months ended June 30, 2000. A hypothetical 10% increase in fossil fuel costs for generation would have resulted in a $11 million decrease in pretax earnings in the twelve months ended June 30, 2000.

SEL provides power supply coordination services purchasing electricity and reselling it to retail end users. SEL aggregates retail customers into economic purchasing pools, develops predictive load models for the pools and then builds a portfolio of suppliers to provide the pools with reliable power at the lowest possible cost. SEL has entered into a supply contract with a call option that mitigates the commodity risk associated with its power supply coordination services.

KLT, through its wholly-owned subsidiary, KLT Gas Inc., has entered into three firm gas sales agreements and three financial hedge instruments to mitigate its exposure to market price fluctuations on approximately 85% of its daily gas sales. For further discussion of these agreements see Note 9. Derivative Financial Instruments in the Notes to Consolidated Financial Statements.

We continue to believe that KCPL and KLT's business philosophy, performance measurement and other management activities are not consistent with that of a "trading organization". Commitments to purchase and sell energy and energy-related products are carried at cost. We report the revenue and expense associated with all energy contracts at the time the underlying physical transaction closes consistent with the business philosophy of generating/purchasing and delivering physical power to customers.

Interest Rate Risk
KCPL and KLT use a combination of fixed rate and variable rate debt. Interest rate swap and cap agreements may be entered into with highly rated financial institutions to reduce interest rate exposure on variable rate debt when deemed appropriate, based upon market conditions. Using outstanding balances and annualized interest rates as of June 30, 2000, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a $5 million decrease in pretax earnings for the twelve-months ended June 30, 2000.

Equity Price Risk
KCPL maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of decommissioning its nuclear plant. We do not expect nuclear plant decommissioning to start before 2025. As of June 30, 2000, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the Consolidated Balance Sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $2 million reduction in the fair value of the equity securities as of June 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Discrimination Claims. Three law firms joined together and filed eight cases representing a number of plaintiffs alleging race discrimination and hostile work environment against KCPL in the United States District Court, Western District of Missouri. The first of these cases was tried during the second quarter of 2000. Although the outcome was unfavorable to the Company, it was not in an amount which was material to results of operations. Two of theses cases, Patricia S. Lang, on behalf of herself and all others similarly situated v. Kansas City Power & Light Company, and Carlos Salazar, et al. v. Kansas City Power & Light Company, were previously disclosed in the Company's report on Form 10-K for the period ended December 31, 1999.

     In the Patricia S. Lang case, plaintiff seeks to bring a claim of race discrimination as a class action on behalf of herself and all other current and former African American employees from May 11, 1994 to the present. The complaint alleges that plaintiff and members of the proposed class are subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly situated or less qualified Caucasian employees, and are disciplined and/or terminated when they complain of racially discriminatory practices at KCPL. The complaint seeks a money award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction prohibiting KCPL from retaliating against anyone participating in the litigation and continuing monitoring of KCPL's compliance with anti-discrimination laws. Additional plaintiffs were added to the case during the second quarter. It is not possible at this time to evaluate the materiality of the relief sought. We believe, however, that we will be able to successfully defend the certification of any class action. In the Carlos Salazar case, the request for class action certification has been withdrawn.

     Management intends to vigorously defend the remainder of these cases, but it is possible that the total costs (including legal costs) associated with these cases and potential related unasserted claims could be in an amount material to the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.

EXHIBITS

Exhibit 10 Second Amended and Restated Credit Agreement among KLT Inc., Bank One, NA, as Agent, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches, as Syndication Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as Documentation Agent, and Various Lenders, dated June 30, 2000

Exhibit 27    Financial Data Schedule (for the six months ended
              June 30, 2000)

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the six months ended June 30, 2000.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 4, 2000   By:  /s/Drue Jennings
                                (Drue Jennings)
                                (Chief Executive Officer)


Dated:  August 4, 2000   By: /s/Neil Roadman
                               (Neil Roadman)
                               (Principal Accounting Officer)