Form 10-Q
period 2000-09-30
KANSAS CITY POWER & LIGHT CO
filed 2000-10-30
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at October 26, 2000, was 61,846,020 shares.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

                                                    September 30   December 31
                                                        2000          1999
                                                           (thousands)
ASSETS
Utility Plant, at Original Cost
 Electric                                             $3,789,428    $3,628,120
 Less-accumulated depreciation                         1,618,816     1,516,255
    Net utility plant in service                       2,170,612     2,111,865
 Construction work in progress                           276,854       158,616
 Nuclear fuel, net of amortization of
  $120,801 and $108,077                                   33,288        28,414
    Total                                              2,480,754     2,298,895
Regulatory Asset - Recoverable Taxes                     106,000       106,000
Investments and Nonutility Property                      317,508       376,704

Current Assets
 Cash and cash equivalents                                18,948        13,073
 Receivables                                             128,153        71,548
 Equity securities                                       114,741             0
 Fuel inventories, at average cost                        19,758        22,589
 Materials and supplies, at average cost                  47,280        46,289
 Deferred income taxes                                     4,316         2,751
 Other                                                     8,112         6,086
    Total                                                341,308       162,336
Deferred Charges
 Regulatory assets                                        26,059        31,908
 Prepaid pension costs                                    61,957             0
 Other deferred charges                                   27,813        14,299
    Total                                                115,829        46,207
    Total                                             $3,361,399    $2,990,142

CAPITALIZATION AND LIABILITIES
Capitalization (see statements)                       $2,043,736    $1,739,590
Current Liabilities
 Notes payable to banks                                        0        24,667
 Commercial paper                                        222,125       214,032
 Current maturities of long-term debt                     73,957       128,858
 Accounts payable                                        113,539        68,309
 Accrued taxes                                            76,259           972
 Accrued interest                                          8,911        15,418
 Accrued payroll and vacations                            24,338        20,102
 Accrued refueling outage costs                           11,069         7,056
 Other                                                    16,603        13,569
     Total                                               546,801       492,983
Deferred Credits and Other Liabilities
 Deferred income taxes                                   595,511       592,227
 Deferred investment tax credits                          50,980        54,333
 Other                                                   124,371       111,009
    Total                                                770,862       757,569

Commitments and Contingencies (Note 6)
   Total                                              $3,361,399    $2,990,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization

                                                    September 30   December 31
                                                        2000          1999
                                                           (thousands)
Common Stock Equity
 Common stock-150,000,000 shares authorized
   without par value 61,908,726 shares issued,
   stated value                                      $   449,697   $   449,697
 Retained earnings (see statements)                      479,702       418,952
 Accumulated other comprehensive loss
   Unrealized loss on securities available
     for sale                                                  0        (2,337)
 Capital stock premium and expense                        (1,668)       (1,668)
          Total                                          927,731       864,644
Cumulative Preferred Stock
 $100 Par Value
   3.80% - 100,000 shares issued                          10,000        10,000
   4.50% - 100,000 shares issued                          10,000        10,000
   4.20% -  70,000 shares issued                           7,000         7,000
   4.35% - 120,000 shares issued                          12,000        12,000
 $100 Par Value - Redeemable
   4.00%                                                      62            62
          Total                                           39,062        39,062
Company-obligated Mandatorily Redeemable Preferred
   Securities of a trust holding solely KCPL
   Subordinated Debentures                               150,000       150,000
Long-term Debt (excluding current maturities)
 General Mortgage Bonds
    Medium-Term Notes due 2001-08, 7.10% and
       6.99% weighted-average rate                       236,000       286,000
    5.28%* Environmental Improvement Revenue
       Refunding Bonds due 2012-23                       158,768       158,768
 Unsecured Medium-Term Notes
    6.81%* due 2002                                      200,000             0
 Environmental Improvement Revenue Refunding Bonds
    5.83%* Series A & B due 2015                         106,500       106,500
    4.50% Series C due 2017                               50,000        50,000
    4.35% Series D due 2017                               40,000        40,000
 Subsidiary Obligations
    Affordable Housing Notes due 2002-08, 8.28%
       and 8.35% weighted-average rate                    31,675        44,616
    KLT Inc Bank Credit Agreement
       7.76%* due 2003                                   104,000             0
          Total                                          926,943       685,884
          Total                                       $2,043,736    $1,739,590
* Variable rate securities, weighted-average rate as of September 30, 2000. The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Three Months Ended September 30                2000          1999
                                                 (thousands)
Electric Operating Revenues              $    324,378  $    300,658
Operating Expenses
 Operation
   Fuel                                        54,149        41,397
   Purchased power                             42,942        53,397
   Other                                       59,658        51,635
 Maintenance                                   17,258        16,596
 Depreciation                                  31,757        29,047
 Income taxes                                  29,570        27,119
 General taxes                                 27,340        27,418
    Total                                     262,674       246,609
Electric Operating Income                      61,704        54,049
Other Income and (Deductions)
 Allowance for equity funds
  used during construction                      1,140           816
 Miscellaneous income and
  (deductions) - net                           47,054       (12,368)
 Income taxes                                  (7,873)       11,663
    Total                                      40,321           111
Income Before Interest Charges                102,025        54,160
Interest Charges
 Long-term debt                                16,805        12,754
 Short-term debt                                3,108         1,097
 Mandatorily redeemable Preferred
  Securities                                    3,113         3,113
 Miscellaneous                                    943           659
 Allowance for borrowed funds
  used during construction                     (3,562)         (920)
    Total                                      20,407        16,703
 Income before cumulative effect of
    changes in accounting principles           81,618        37,457
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)                    0             0
 Net income                                    81,618        37,457
 Preferred stock
  dividend requirements                           412           984
 Earnings available for
  common stock                           $     81,206  $     36,473
Average number of common
 shares outstanding                            61,846        61,898
Basic and diluted earnings per common
 share before cumulative effect of       $       1.31  $       0.59
 changes in accounting principles
Cumulative effect to January 1, 2000,
 of changes in accounting principles                0             0
Basic and diluted earnings
 per common share                        $       1.31  $       0.59
Cash dividends per
 common share                            $      0.415  $      0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Year to Date September 30                       2000          1999
                                                 (thousands)
Electric Operating Revenues              $    742,737  $    708,339
Operating Expenses
 Operation
   Fuel                                       119,334        96,808
   Purchased power                             78,565        82,711
   Other                                      158,842       145,856
 Maintenance                                   55,775        47,386
 Depreciation                                  91,923        88,544
 Income taxes                                  48,829        54,767
 General taxes                                 70,553        71,320
    Total                                     623,821       587,392
Electric Operating Income                     118,916       120,947
Other Income and (Deductions)
 Allowance for equity funds
  used during construction                      3,090         2,502
 Miscellaneous income and
  (deductions) - net                           28,192       (34,666)
 Income taxes                                  15,510        36,337
    Total                                      46,792         4,173
Income Before Interest Charges                165,708       125,120
Interest Charges
 Long-term debt                                45,544        39,009
 Short-term debt                                8,332         2,235
 Mandatorily redeemable Preferred
  Securities                                    9,338         9,338
 Miscellaneous                                  2,243         2,387
 Allowance for borrowed funds
  used during construction                     (8,682)       (2,327)
    Total                                      56,775        50,642
 Income before cumulative effect of
    changes in accounting principles          108,933        74,478
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)               30,073             0
 Net income                                   139,006        74,478
 Preferred stock
  dividend requirements                         1,236         2,875
 Earnings available for
  common stock                           $    137,770  $     71,603
Average number of common
 shares outstanding                            61,869        61,898
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles        $       1.74  $       1.16
Cumulative effect to January 1, 2000,
 of changes in accounting principles             0.49             0
Basic and diluted earnings
 per common share                        $       2.23  $       1.16
Cash dividends per
 common share                            $      1.245  $      1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income



Twelve Months Ended September 30               2000          1999
                                                (thousands)
Electric Operating Revenues             $    931,791  $    898,681
Operating Expenses
 Operation
   Fuel                                      151,781       127,533
   Purchased power                            90,551        92,012
   Other                                     209,912       191,527
 Maintenance                                  70,978        67,542
 Depreciation                                121,807       117,758
 Income taxes                                 52,610        62,695
 General taxes                                92,234        92,771
    Total                                    789,873       751,838
Electic Operating Income                     141,918       146,843
Other Income and (Deductions)
 Allowance for equity funds
  used during construction                     3,245         3,583
 Miscellaneous income and
  (deductions) - net                          11,133       (50,172)
 Income taxes                                 34,541        51,151
    Total                                     48,919         4,562
Income Before Interest Charges               190,837       151,405
Interest Charges
 Long-term debt                               57,862        52,595
 Short-term debt                              10,459         2,291
 Mandatorily redeemable Preferred
  Securities                                  12,450        12,450
 Miscellaneous                                 3,429         3,661
 Allowance for borrowed funds
  used during construction                    (9,733)       (2,985)
    Total                                     74,467        68,012
 Income before cumulative effect of
    changes in accounting principles         116,370        83,393
 Cumulative effect to January 1, 2000,
    of changes in accounting principles,
    net of income taxes (Note 1)              30,073             0
 Net income                                  146,443        83,393
 Preferred stock
  dividend requirements                        2,094         3,829
 Earnings available for
  common stock                          $    144,349  $     79,564
Average number of common
 shares outstanding                           61,877        61,899
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles       $       1.84  $       1.29
Cumulative effect to January 1, 2000,
 of changes in accounting principles            0.49             0
Basic and diluted earnings
 per common share                       $       2.33  $       1.29
Cash dividends per
 common share                           $       1.66  $       1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Year to Date September 30                            2000        1999
                                                      (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes in
   accounting principles                        $  108,933  $   74,478
 Adjustments to reconcile income to net
  cash from operating activities:
 Depreciation of electric plant                     91,923      88,544
 Amortization of:
  Nuclear fuel                                      12,725      11,430
  Other                                              8,992       8,785
 Deferred income taxes (net)                       (18,830)    (32,498)
 Investment tax credit amortization                 (3,353)     (3,336)
 Fuel contract settlements                               0     (13,391)
 Losses from equity investments                     15,987      14,757
 Asset impairments                                  23,805      20,362
 Gain on sale of KLT Gas properties                (60,413)          0
 Gain on sale of Nationwide Electric, Inc.
  stock                                                  0     (19,835)
 Kansas rate refund accrual                              0     (14,200)
 Allowance for equity funds used
   during construction                              (3,090)     (2,502)
 Other operating activities (Note 2)                44,767     (57,898)
       Net cash from operating activities          221,446      74,696
Cash Flows from Investing Activities
 Utility capital expenditures                     (325,004)   (118,937)
 Allowance for borrowed funds used
   during construction                              (8,682)     (2,327)
 Purchases of investments                          (53,575)    (23,444)
 Purchases of nonutility property                  (18,069)    (40,836)
 Sale of Nationwide Electric, Inc. stock                 0      39,617
 Sale of KLT Gas properties                         36,925           0
 Hawthorn No. 5 partial insurance recovery          50,000      80,000
 Other investing activities                         18,191      (1,778)
       Net cash from investing activities         (300,214)    (67,705)
Cash Flows from Financing Activities
 Issuance of long-term debt                        294,000      10,889
 Repayment of long-term debt                      (108,000)    (37,870)
 Net change in short-term borrowings               (16,574)     91,674
 Dividends paid                                    (78,256)    (79,893)
 Other financing activities                         (6,527)      1,749
       Net cash from financing activities           84,643     (13,451)
Net Change in Cash and Cash Equivalents              5,875      (6,460)
Cash and Cash Equivalents at Beginning of Year      13,073      43,213
Cash and Cash Equivalents at End of Period      $   18,948  $   36,753

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows



Twelve Months Ended September 30                   2000        1999
                                                      (thousands)

Cash Flows from Operating Activities
 Income before cumulative effect of changes in
   accounting principles                        $  116,370  $   83,393
 Adjustments to reconcile income to net
  cash from operating activities:
 Depreciation of electric plant                    121,807     117,758
 Amortization of:
  Nuclear fuel                                      17,077      16,253
  Other                                             12,470      11,054
 Deferred income taxes (net)                       (13,116)    (35,862)
 Investment tax credit amortization                 (4,470)     (4,374)
 Fuel contract settlements                               0     (13,391)
 Losses from equity investments                     26,181      19,053
 Asset impairments                                  24,521      26,390
 Gain on sale of KLT Gas properties                (60,413)          0
 Gain on sale of Nationwide Electric, Inc.
  stock                                                  0     (19,835)
 Kansas rate refund accrual                              0     (11,174)
 Allowance for equity funds used
   during construction                              (3,245)     (3,583)
 Other operating activities (Note 2)                69,677     (69,770)
       Net cash from operating activities          306,859     115,912
Cash Flows from Investing Activities
 Utility capital expenditures                     (386,754)   (166,536)
 Allowance for borrowed funds used
   during construction                              (9,733)     (2,985)
 Purchases of investments                          (65,203)    (56,260)
 Purchases of nonutility property                  (33,025)    (49,761)
 Sale of KLT Gas properties                         36,925           0
 Sale of Nationwide Electric, Inc. stock                 0      39,617
 Hawthorn No. 5 partial insurance recovery          50,000      80,000
 Other investing activities                          9,653      14,154
       Net cash from investing activities         (398,137)   (141,771)
Cash Flows from Financing Activities
 Issuance of long-term debt                        294,000       7,890
 Repayment of long-term debt                      (179,190)    (17,820)
 Net change in short-term borrowings               120,451      94,933
 Dividends paid                                   (105,025)   (106,539)
 Redemption of preferred stock                     (50,000)          0
 Other financing activities                         (6,763)      1,667
       Net cash from financing activities           73,473     (19,869)
Net Change in Cash and Cash Equivalents            (17,805)    (45,728)
Cash and Cash Equivalents at Beginning of Period    36,753      82,481
Cash and Cash Equivalents at End of Period      $   18,948  $   36,753

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



KANSAS CITY POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                       Three Months Ended          Year to Date         Twelve Months Ended
                                          September 30             September 30             September 30
                                        2000        1999         2000        1999         2000        1999
                                                                   (thousands)
Net income                           $  81,618   $  37,457    $ 139,006   $  74,478    $ 146,443   $  83,393

Other comprehensive income (loss):
   Unrealized loss on
     securities available for sale           0      (4,935)           0      (1,035)      (2,743)     (2,010)

   Income tax benefit                        0       1,784            0         375          992         727

   Net unrealized loss on
     securities available for sale           0      (3,151)           0        (660)      (1,751)     (1,283)

   Reclassification adjustment,
     net of tax                              0           0        2,337           0        2,337           0

Comprehensive Income                 $  81,618   $  34,306    $ 141,343   $  73,818    $ 147,029   $  82,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

                                       Three Months Ended          Year to Date         Twelve Months Ended
                                          September 30             September 30             September 30
                                        2000        1999         2000        1999         2000        1999
                                                                   (thousands)
Beginning balance                    $ 424,163   $ 427,449    $ 418,952   $ 443,699    $ 438,284   $ 461,430
Net income                              81,618      37,457      139,006      74,478      146,443      83,393
                                       505,781     464,906      557,958     518,177      584,727     544,823
Dividends declared
  Preferred stock - at required rates      412         934        1,236       2,830        2,317       3,788
  Common stock                          25,667      25,688       77,020      77,063      102,708     102,751
Ending balance                       $ 479,702   $ 438,284    $ 479,702   $ 438,284    $ 479,702   $ 438,284

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

Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future and will have the following current effects:

                        Changes in Method of Accounting for Pensions *
                      Amortization
                           of
                       Gains and   Expected                        Net
                         Losses     Return   Total  Reductions**  Total
                               (millions except per share)
Cumulative effect of
 change in method of
 accounting:
  Income                $ 21.4     $ 13.6   $ 35.0    $ (4.9)     $ 30.1
  Basic and diluted
   earnings per common
   share                $ 0.35       0.22   $ 0.57    $(0.08)     $ 0.49
Year 2000 earnings
 effect of change in
 method of accounting:
  Income                $  4.1     $  2.0   $  6.1    $ (1.1)     $  5.0
  Basic and diluted
  earnings per common
   share                $ 0.07     $ 0.03   $ 0.10    $(0.02)     $ 0.08
Prior year's earnings
 effect of change in
 method of accounting
 if the change had
 been made January 1,
 1998:
  1999
  Income                $  4.4     $  1.1   $  5.5    $ (1.0)     $  4.5
  Basic and diluted
   earnings per common
   share                $ 0.07     $ 0.02   $ 0.09    $(0.02)     $ 0.07
  1998
  Income                $  2.9     $  3.2   $  6.1    $ (1.1)     $  5.0
  Basic and diluted
   earnings per common
   share                $ 0.05     $ 0.05   $ 0.10    $(0.02)     $ 0.08
* All changes are increases to income or earnings per common share and are after income taxes. The effect on quarterly earnings would be one-fourth of the amounts reported except for the cumulative effect of change in method of accounting which is a one time increase to income.

** The Reductions column reflects amounts for the effects of capitalized labor, net of depreciation, and power plants joint-owner shares of pension costs.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

Sale of KLT Gas properties in September 2000 (Note 9):
    Cash proceeds                  $ 36,925
    Equity securities               106,000
    Receivable                        2,463
        Total                       145,388
    Property                        (58,814)
    Accounts payable                (15,409)
    Other assets and liabilities    (10,752)
        Gain on sale before tax    $ 60,413


                                      Year to Date       Twelve Months Ended
                                      September 30          September 30
                                     2000       1999       2000      1999
                                                  (thousands)
Cash flows affected by changes in:
    Receivables                    $(54,142)  $(76,544)  $ 20,985  $(49,450)
    Fuel inventories                  2,831     (3,565)     2,556    (4,981)
    Materials and supplies             (991)      (157)    (1,760)     (858)
    Accounts payable                 29,821      6,353     30,013    14,218
    Accrued taxes                    75,287     45,786     14,848    (2,031)
    Accrued interest                 (6,507)   (12,266)    (2,203)   (7,417)
    Wolf Creek refueling
      outage accrual                  4,013     (7,370)     6,124    (4,887)
Other                                (5,545)   (10,135)      (886)  (14,364)
       Total other operating
        activities               $   44,767   $(57,898)  $ 69,677  $(69,770)

Cash paid during the period for:
    Interest                     $   61,591    $61,577   $ 74,534  $ 74,358
    Income taxes                 $    8,370    $30,722   $ 29,948  $ 55,042


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

The cost of these securities available for sale that KLT held as of September 30, 1999, was $4.8 million. Accumulated net unrealized losses were $0.6 million at September 30, 1999.

4.  CAPITALIZATION

KCPL Financing I (Trust) has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest
Debentures, due 2037, issued by KCPL.

In the first quarter of 2000, KCPL issued $200 million of unsecured, floating rate medium-term notes. As of September 30, 2000, $100 million of unsecured medium-term notes remained available for issuance under a previously filed registration statement.

In 2000, KCPL entered into interest rate cap agreements to limit the interest rate on the $200 million of unsecured medium-term notes. The cap agreements mature in 2002 and limit the interest rate on the $200 million of unsecured debt to a maximum of 7.5%.

In the second quarter of 2000, KLT renegotiated its existing $125 million bank credit agreement from short-term to a three-year revolving credit agreement. The new agreement had a weighted-average rate of 7.76% at September 30, 2000, on borrowings of $104 million, which has been included in long-term debt in the Consolidated Statements of Capitalization. At December 31, 1999, KLT had borrowed $61 million under its previous bank credit agreement, which was included in current maturities of long-term debt in the Consolidated Balance Sheet.

In October 2000, KLT used the proceeds from the October gas property sales (See Note 9 - Significant Nonregulated Investments) to repay $92 million of the outstanding balance under the revolving credit agreement.

On October 20, 2000, Standard and Poor's Corporation lowered its long-term credit rating on KCPL to A- from A and lowered its short-term credit rating to A-2 from A-1. The outlook was changed from negative to stable. Moody's Investors Service's long-term credit rating on KCPL is A1 and its short-term credit rating is P-1.

5. SEGMENT AND RELATED INFORMATION

KCPL's three reportable segments are strategic business units.
Electric Operations includes the regulated electric utility, unallocated corporate charges and wholly-owned subsidiaries on an equity basis. KLT and Home Service Solutions Inc. (HSS) are holding companies for various nonregulated business ventures.

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
                      Electric                      Intersegment  Consolidated
                     Operations    KLT       HSS    Eliminations     Totals
Three Months Ended                      (thousands)
September 30, 2000
Electric Operating
 Income (a)           $ 61,704                                       $  61,704
Miscellaneous
 income (b)             48,647  $ 117,797  $ (1,401)   $ (37,830)      127,213
Miscellaneous
 deductions (c)        (14,993)   (49,583)  (15,727)         144       (80,159)
Income taxes on
 Other Income and
 (Deductions)            1,545    (16,098)    6,680            0        (7,873)
Interest Charges       (16,425)    (3,982)        0            0       (20,407)
Net income(loss)        81,618     48,134   (10,448)     (37,686)       81,618

                      Electric                      Intersegment  Consolidated
                     Operations    KLT       HSS    Eliminations     Totals
Three Months Ended
September 30, 1999
Electric Operating
 Income (a)           $ 54,049                                       $  54,049
Miscellaneous
 income (b)              6,907  $  19,472  $    760    $     766        27,905
Miscellaneous
 deductions (c)        (11,663)   (27,740)     (870)           0       (40,273)
Income taxes on
 Other Income and
 (Deductions)            1,206     10,432        25            0        11,663
Interest Charges       (13,858)    (2,845)        0            0       (16,703)
Net income(loss)        37,457       (681)      (85)         766        37,457

Nine Months Ended
September 30, 2000
Electric Operating
 Income (a)           $118,916                                       $ 118,916
Miscellaneous
 income (b)             68,711  $ 174,896  $ (1,182)   $ (37,735)      204,690
Miscellaneous
 deductions (c)        (39,209)  (118,150)  (19,580)         441      (176,498)
Income taxes on
 Other Income and
 (Deductions)            2,998      4,415     8,097            0        15,510
Interest Charges       (45,573)   (11,202)        0            0       (56,775)
Net income(loss)       139,006     49,959   (12,665)     (37,294)      139,006

Nine Months Ended
September 30, 1999
Electric Operating
 Income (a)           $120,947                                       $ 120,947
Miscellaneous
 income (b)             16,909  $  16,952  $  1,747    $   1,608        37,216
Miscellaneous
 deductions (c)        (26,619)   (42,930)   (2,333)           0       (71,882)
Income taxes on
 Other Income and
 (Deductions)            2,417     33,775       145            0        36,337
Interest Charges       (41,678)    (8,964)        0            0       (50,642)
Net income(loss)        74,478     (1,167)     (441)       1,608        74,478

Twelve Months Ended
September 30, 2000
Electric Operating
 Income (a)           $141,918                                       $ 141,918
Miscellaneous
 income (b)             77,432  $ 175,117  $ (3,284)   $ (34,397)      214,868
Miscellaneous
 deductions (c)        (54,605)  (127,006)  (22,565)         441      (203,735)
Income taxes on
 Other Income and
 (Deductions)            8,732     15,838     9,971            0        34,541
Interest Charges       (60,352)   (14,115)        0            0       (74,467)
Net income(loss)       146,443     49,834   (15,878)     (33,956)      146,443

Twelve Months Ended
September 30, 1999
Electric Operating
Income (a)            $146,843                                       $ 146,843
Miscellaneous
 income (b)             21,949  $  16,016  $  2,351    $   6,227        46,543
Miscellaneous
 deductions (c)        (37,357)   (56,092)   (3,266)           0       (96,715)
Income taxes on
 Other Income and
 (Deductions)            4,332     46,596       223            0        51,151
Interest Charges       (55,957)   (12,055)        0            0       (68,012)
Net income(loss)        83,393     (5,535)     (692)       6,227        83,393

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

                                  Identifiable Assets
                        September 30, 2000     December 31, 1999
                                     (thousands)
Electric Operations        $  3,167,043          $  2,851,469
KLT                             381,525               267,763
HSS                              27,867                50,043
Intersegment Eliminations      (215,036)             (179,133)
Consolidated Totals        $  3,361,399          $  2,990,142

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

     Monitoring Equipment and Certain Air Toxic Substances
     The Clean Air Act Amendments of 1990 required KCPL to spend about $5 million in prior years for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Also, a study under the Act could require regulation of certain air toxic substances. In July 2000, the National Research Council published its findings stating power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. The United States Environmental Protection Agency (EPA) is expected to reach a decision in December on whether or not to regulate mercury. We cannot predict the likelihood or compliance costs of such regulations.

     Air Particulate Matter
     In July 1997, the EPA published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. Under the new fine particulate regulations, the EPA is conducting a three-year study of fine particulate emissions. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. The impact of this decision, which has been appealed, is unknown at this time, however, it is likely to delay the implementation of new NOx regulations by EPA in Missouri for some time.

     In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The U.S. Supreme Court has agreed to hear the EPA's appeal of this decision. A final decision by the U.S. Supreme Court is expected in the spring of 2001, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

     To achieve the reductions proposed in the 1997 NOx reduction program, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, we estimate that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment to be installed at Hawthorn No. 5. The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities.
The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact have provided most of the pre-construction financing for this project. As of September 30, 2000, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. In December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. In September 1999, the U.S. District Court partially denied and partially granted Nebraska's motions to dismiss the utilities' case. Nebraska has appealed the denial. The parties presented oral arguments to the U.S. Court of Appeals in October 2000 and are awaiting the court's decision.

On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In April 2000, the court of appeals affirmed the U.S. District Court's decision. The possibility of reversing the license denial will be greater when the contested case hearing ultimately is conducted than it would have been had the hearing been conducted immediately.

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

Home Service Solutions Inc. Debt Guarantee
During 2000, R.S. Andrews Enterprises, Inc. (RSAE), 49%-owned by HSS, entered into a bank credit agreement which as of October 26, 2000, had an outstanding loan balance of $8.5 million. The agreement is collateralized by the common stock shares of a major shareholder of RSAE. As secondary assurance to the lender, HSS guaranteed the loan; however, HSS' wholly-owned subsidiary, Worry Free Service, Inc., and its assets are not subject to the guarantee.

Legal Proceedings
See Part II - Other Information, Item 1. Legal Proceedings.

7. OIL AND GAS PROPERTY AND INTANGIBLE PROPERTY

Oil and gas property and equipment included in Investments and Nonutility Property on the consolidated balance sheets totaled $40 million, net of accumulated depreciation of $11 million, at September 30, 2000 and $87 million, net of accumulated depreciation of $5 million at December 31, 1999. See Note 9 Significant Nonregulated Investments for discussion of the gas property sales.

8. RECEIVABLES

                                 September 30     December 31
                                     2000            1999
                                          (thousands)
KCPL Receivable Corporation      $  74,470         $  29,705
Other Receivables                   53,683            41,843
Receivables                      $ 128,153         $  71,548

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

Other receivables consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and receivables held by subsidiaries.

9. SIGNIFICANT NONREGULATED INVESTMENTS (Subsequent to December 31,
1999)

KLT Gas Agreements to Sell Producing Natural Gas Properties

KLT Gas Inc. sold producing natural gas properties to Evergreen Resources, Inc. (Evergreen) in two parts with one part closed in September 2000 (total proceeds of $145 million) and the remaining portion closed in October 2000 (total proceeds of $35 million). KLT Gas Inc.'s business strategy is to acquire and develop early stage coal bed methane properties and then divest properties in order to create shareholder value.

Proceeds of $145 million from the Evergreen sale closed in September
2000 primarily consisted of $37 million in cash, $100 million of 9.5% redeemable preferred stock held to maturity and $6 million of Evergreen common stock. The preferred stock is expected to be redeemed by December 29, 2000, and has been classified as a current asset along with the Evergreen common stock that is considered a trading security. A $1 million increase in the value of the Evergreen common stock held by KLT Gas since the closing was recorded as income. The $145 million of proceeds from the sale closed in September 2000 were reduced by $26 million in transaction costs and the cost basis of the properties sold of $59 million resulting in a $60 million gain before taxes. The after tax gain on the sale was $39 million and $0.62 per share. The $26 million in transaction costs consist primarily of the $20.2 million present value cost incurred by KLT Gas to reduce its hedge position on gas sales since the producing properties associated with the hedges were sold. This cost will be paid over 16 months and has been recorded in Accounts Payable ($14.7 million) and Deferred Credits and Other Liabilities - other ($5.5 million).

On October 23, 2000, KLT Gas sold additional natural gas properties to Barrett Resources Corporation (Barrett) for total proceeds of about $54 million. This sale, along with the part of the Evergreen sale that closed in October, will increase fourth quarter 2000 earnings per share by approximately $0.50.

KLT Gas

During the first quarter of 2000, KLT Gas purchased a 50% ownership in Patrick Energy, LLC, an Oklahoma oil and gas exploration and development company. The investment is accounted for using the equity method and is about $21 million at September 30, 2000.

KLT Energy Services

In April 2000, KLT Energy Services invested an additional $6.4 million to purchase shares in Strategic Energy, LLC (SEL) from passive shareholders. SEL provides energy supply coordination services and purchases electricity and gas for resale to retail end users. SEL also provides strategic planning and consulting services in natural gas and electricity markets. With this investment, KLT Energy Services economic ownership percentage increased to 71% (68% of the voting interest) and required KLT to change its accounting treatment of SEL from the equity basis to consolidation. Goodwill associated with KLT Energy Services' ownership in SEL is being amortized over 15 years using the straight-line method.

KLT Energy Services has consolidated SEL as if the acquisition took place at the beginning of 2000. Consistent with the purchase method of accounting for business combinations, prior year financial information has not been restated. SEL revenues, consolidated by KLT for the nine months ended September 30, 2000, totaled $85 million and resulted in $14 million of income before taxes. SEL revenues for the year ended December 31, 1999, totaled $63 million.

HSS' Investment in R. S. Andrews Enterprises, Inc.

HSS' net investment of $23 million in R. S. Andrews Enterprises, Inc. was written down to net realizable value of $8 million.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Common Stock Put and Call Option Agreement
In September 2000, KLT exercised its option to purchase common shares of a publicly traded stock for $4.8 million. The shares are considered trading securities and have been classified as a current asset. A $2.9 million increase in the market value of the securities has been recorded in income since the closing of the purchase.

Gas Market Price Hedge Instruments
KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on approximately 85% of its daily natural gas production.

Prior to the sales of producing natural gas properties in September and October 2000 (See Note 9 to the Consolidated Financial Statements), KLT Gas had two firm sales agreements each covering 5,000 mmBtu (equivalent to approximately 5 Million Cubic Feet) of natural gas per day through February 2001 at rates of $2.59 and $2.61 per mmBtu, respectively. These contracts are forward contracts settled by physical delivery and KLT Gas records revenues on the covered sales using the rates under the agreements. Additionally, KLT Gas had entered financial hedge instruments covering additional mmBtu of natural gas production through April 2002. These financial instruments have weighted-average rates of $2.71 to $3.07 per mmBtu.

After the sales of producing natural gas properties in September and October 2000, KLT Gas retained production or entered into physical gas purchase agreements to fulfill the firm commitment
contracts.   KLT Gas also unwound the financial instruments to reduce
its hedge position to approximately 85% of the remaining gas production. The net present value cost of the physical gas purchase agreements to fulfill the firm commitment contracts and to unwind the financial hedge instruments approximated $24.9 million and reduced the before tax gains on the sales. Of the $24.9 million, $20.2 million was recorded with the Evergreen sale in September 2000. The remaining
$4.7 million will be recorded in October 2000 as part of the October 2000 Evergreen sale and the Barrett sale.

After the September and October 2000 sales, the financial hedge instruments, covering approximately 85% of the remaining natural gas production, total 5,000 mmBtu per day in January 2001 and decrease to 3,000 mmBtu per day in April 2002. The weighted-average rate ranges from $2.71 to $3.07 per mmBtu. The effect of the remaining hedge instruments is calculated by comparing the rate per the agreements to the NYMEX natural gas rate as of the beginning of the month, which for September 2000, was $4.62 per mmBtu. KLT Gas accounts for the difference as an adjustment to the related revenues. For its remaining gas sales not covered by these agreements, KLT Gas sells at prevailing market prices.

11.  NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FASB 133). FASB 133, as amended, is effective for fiscal years beginning after June 15, 2000. KCPL will adopt FASB 133 January 1, 2001. We have not yet quantified all
effects of adopting FASB 133.   At September 30, 2000, we have
completed a preliminary review of KCPL's significant commodity contracts and financial instruments that have been identified as derivative instruments. Based on our preliminary review of these contracts, we believe that adoption of FASB 133 will not have a material impact on KCPL's financial position or results of operations. However, changing market conditions, effects of transactions not yet identified or new transactions, and interpretations from the FASB's Derivative Implementation Group could change our current assessment. FASB 133, as amended, could increase the volatility of KCPL's future earnings.

12. KLT TELECOM INC. ENTERS AGREEMENT TO PURCHASE AN ADDITIONAL
  OWNERSHIP INTEREST IN DTI HOLDINGS, INC.

On September 27, 2000, KLT Telecom Inc. entered a conditional agreement to purchase shares of the common stock of DTI Holdings, Inc. held by Richard Weinstein. Under the agreement, KLT Telecom would purchase from Weinstein a portion of his outstanding shares of common stock (Initial Shares) at an aggregate purchase price of about $110 million. This purchase would increase KLT Telecom's ownership of DTI Holdings, Inc. to 78%. If KLT Telecom acquires the Initial Shares by November 20, 2000, Weinstein will grant KLT Telecom a five-year option to purchase his remaining 15% ownership of DTI Holdings, Inc. (Remaining Shares). The aggregate exercise price of the Remaining Shares equals about $12 million plus an escalation factor of 15% per year compounded semi-annually commencing from the Initial Shares Closing Date.

The purchase of the Initial Shares by KLT Telecom is subject to the satisfaction of several significant conditions by November 20, 2000
(Initial Shares Closing Date). The conditions consist of the following among others. KLT Telecom shall:
- have purchased, at prices determined at the sole discretion of KLT Telecom, at least:
  -    90% of the principal amount of the 12 1/2% Series B Senior
       Discount Notes (Notes) due 2008 issued by DTI Holdings, Inc. The accreted value of the Notes at June 30, 2000, was about $357 million.
  - 90% of the warrants, issued as part of the Notes agreement, each initially entitling the holder to purchase 1.552 shares of the common stock of DTI Holdings, Inc. (Warrants).

- have received all waivers of covenants and other provisions in KLT Inc.'s current credit agreement in form and substance satisfactory to KLT Inc.
- have received assurance of no threatened or pending litigation that would prohibit the closing of the transactions or expose KLT Telecom, KLT Inc. or KCPL to any liability.
- have obtained financing commitments sufficient to meet financial obligations in connection with the transactions, including the $121 million purchase price for the initial and remaining shares and the purchase of Notes and Warrants at an aggregate purchase price to be determined by KLT Telecom.
- be under no obligation to purchase any Notes or Warrants unless the aggregate purchase price does not exceed the price determined by KLT Telecom and all of the conditions set forth in the Agreement have been satisfied, or waived by KLT Telecom, at the Initial Shares Closing.

The Agreement can be terminated under certain circumstances including:
- By either party if certain conditions as identified above have not been met.
- By mutual consent of the parties.
- By either party if a material breach of any representation, warranty or covenant in the Agreement has been committed by the other party.
- By either party if the Initial Shares Closing has not occurred on or before December 1, 2000, or such other later date as the parties may agree upon.

On October 23, 2000, KLT Telecom placed on hold a tender offer for the Notes and Warrants due to the unfavorable credit market for telecommunications companies. This also placed on hold the conditional agreement to purchase Weinstein's shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REGULATION AND COMPETITION

As competition develops throughout the electric utility industry, we are positioning Kansas City Power & Light Company (KCPL) to excel in an open market. We continually strive to improve the efficiency of KCPL's electric utility operations.

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

KCPL is positioned to compete in an open market with its diverse customer mix and pricing strategies. Industrial customers make up about 19% of KCPL's retail mwh sales, well below the utility industry average. KCPL's flexible industrial rate structure is competitive with other companies' rate structures in the region. In addition, we have entered into long-term contracts for a significant portion of KCPL's industrial sales. Although no direct competition for retail electric service currently exists within KCPL's service territory, it does exist in the bulk power market and between alternative fuel suppliers and KCPL. Third-party energy management companies are seeking to initiate relationships with large users in KCPL's service territory to enhance their chances to supply electricity directly when retail wheeling is authorized.

Increased competition could also force utilities to change accounting methods. Financial Accounting Standards Board (FASB) Statement No. 71
- Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. A utility's operations could cease meeting the requirements of FASB 71 for various reasons, including a change in regulation or a change in the competitive environment for a company's regulated services. For those operations no longer meeting the requirements of regulatory accounting, regulatory assets would be written off. KCPL can maintain its $132 million of regulatory assets at September 30, 2000, as long as FASB 71 requirements are met.

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

We expect this proposed restructuring to create additional value for KCPL and its shareholders by:
- Enabling KCPL to leverage its low-cost generation assets in an unregulated environment.
- Allowing management to focus on value creation within each business unit.
- Facilitating growth of each business unit and expansion into new markets.
- Allowing the financial market to evaluate the nonregulated assets at a share price to earnings multiple that is greater than the multiple historically used to evaluate the regulated electric utility.

Applications for approval of the proposed restructuring were filed with the Missouri Public Service Commission (MPSC) on May 15, 2000, and with the Kansas Corporation Commission (KCC) on June 5, 2000. The state regulatory process has been divided into four phases, and the approval process will extend at least into the last quarter of 2001. Phase I filings were made on September 14, 2000, and Phase II filings are due in December 2000. Required federal filings will be made in 2001.

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

In addition to the rebuild of Hawthorn No. 5, KCPL has increased its generating capacity. In July 1999, Hawthorn No. 6, a 141-megawatt unit was placed in service. Hawthorn Nos. 7, 8 and 9 were placed into commercial use this summer. Combined, Hawthorn Nos. 7, 8 and 9 have 294 megawatts of natural gas-fired generating capacity.

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

Power Delivery - transmission and distribution
KCPL transmission and distribution (T&D) serves over 460,000 customers and experiences annual load growth of around 2% to 3% through increased customer usage and additional customers. KCPL's rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until 2002.

The creation of a separate business for T&D will segregate KCPL's regulated assets into a separate business unit. In addition, the T&D business intends to join a FERC approved Regional Transmission Organization (RTO), most likely the Southwest Power Pool Independent System Operator (ISO). RTOs will combine the transmission operations of utility businesses in the region into an organization that can schedule and deliver energy in the region to ensure regional transmission reliability.

KLT INC. NONREGULATED OPPORTUNITIES

KLT, a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures. Existing ventures include investments in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships.

KCPL's investment in KLT was $119 million as of September 30, 2000 and December 31, 1999. KLT's income for the nine months ended September 30, 2000, totaled $50.0 million compared to a loss of $1.2 million for the nine months ended September 30, 1999. (See KLT earnings per share analysis on page 30 for significant factors impacting KLT's operations and resulting net income (loss) for all periods.) KLT's consolidated assets totaled $382 million at September 30, 2000 compared to $268 million at December 31, 1999.

Telecommunications
KLT Telecom owns 47% of DTI Holdings, Inc. (acquired in 1997), which is the parent company of Digital Teleport, Inc. (DTI), a facilities-based telecommunications company. DTI is creating an approximately 20,000 route-mile, digital fiber optic network comprised of 23 regional rings that interconnect primary, secondary and tertiary cities in 37 states. Currently, DTI has approximately 18,000 route miles of fiber optic cable in place or under construction throughout the United States consisting of long-haul segments and local loop networks in the St. Louis, Kansas City and Memphis metropolitan areas, as well as other smaller markets. DTI currently offers services over approximately 2,000 route miles of the network.

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

DTI Holdings disclosed in its report on Form 10-K for the fiscal year ended June 30, 2000, that it has not yet been successful in obtaining additional financing to sustain its operations and may have insufficient liquidity to meet its needs for continuing operations and obligations. DTI Holdings also disclosed that there is substantial doubt about its ability to continue as a going concern. DTI Holdings also estimated total capital expenditures necessary to complete its network will be in excess of $300 million.

KLT Telecom continues to evaluate options to realize value from its 47% ownership in DTI. At June 30, 2000, KLT Telecom's $45 million equity investment in DTI had been completely written down. In September 2000, KLT Telecom announced its intent to conditionally acquire an additional ownership in DTI. See Note 12 to the Consolidated Financial Statements on page 19 for further information.

KLT Telecom and KCPL continue to explore the creation of a business-to-business online exchange, the purpose of which is to allow utilities and other companies to purchase various goods and services online.
KLT Telecom is pursuing additional participants for the exchange and cannot at this time predict when operations will commence.

Natural Gas Development and Production
KLT Gas Inc.'s business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. We believe that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America. We have built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the oil and gas industry where we believe our expertise gives us a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. The future price scenarios for natural gas appear strong, showing steady growth. We believe the demand for natural gas should strengthen into the future. Environmental concerns and the increased demand for natural gas for new electric generating capacity are driving this projected growth in demand. We believe that natural gas prices will continue to be more stable than oil prices and that an increased demand for natural gas will move natural gas prices upward in the future.

In September and October 2000, KLT Gas completed sales of a portion of its coalbed methane properties. See Note 9 to the Consolidated
Financial Statements on page 17 for further information concerning the sales.

After the sales, KLT Gas' remaining properties are located in Colorado, Texas, Wyoming, Oklahoma, Kansas, New Mexico, and North Dakota. The retained properties represent 72% of the total natural gas development acreage prior to the sales. After the September and October 2000 sales, KLT Gas has a remaining ownership interest in approximately 80 wells with significant proved reserves.

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

SEL has developed into a major provider of services, mainly electricity for a fee, in the newly deregulated electricity market in Pennsylvania, capturing in excess of 300 megawatts in western
Pennsylvania. SEL is also serving customers in newly deregulated markets of California and New York. SEL utilizes hedges on most of its retail obligations to eliminate any material market risk.

SEL has invested substantial amounts over the past three years in information systems necessary to manage both retail and wholesale energy on an integrated basis. SEL plans to continue investing in systems to maintain and exploit their technological advantage.

Affordable Housing Limited Partnerships
Through September 30, 2000, KLT Investments Inc. had invested $101 million in affordable housing limited partnerships. About 70% of these investments were recorded at cost and were incurred prior to May 19, 1995; the equity method was used for the remainder. We reduce tax expense in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years.

On a quarterly basis, KLT completes a valuation study of its cost method investments in affordable housing by comparing the cost of those properties to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Projected annual reductions of the book cost based on the latest valuation study for the years 2000 through 2005 total $2, $13, $9, $11, $10 and $8 million, respectively. Estimated reductions for the year ended December 31, 2000, are expected to be incurred in the fourth quarter. Even after these reductions, earnings from affordable housing will continue to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates. Also, based on preliminary external information, management believes the assets could be sold at a loss significantly lower than the accumulated reductions to be recorded during the next five years.

HOME SERVICE SOLUTIONS INC. NONREGULATED OPPORTUNITIES

Home Service Solutions Inc. (HSS), a wholly-owned subsidiary of KCPL, pursues nonregulated business ventures primarily in residential services. At September 30, 2000, HSS had a 49% ownership in R.S. Andrews Enterprises, Inc. (RSAE), a consumer services company in Atlanta, Georgia. Additionally, Worry Free Service, Inc., a wholly-owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KCPL's investment in HSS was $46.3 million as of September 30, 2000, and December 31, 1999. HSS' loss for the nine months ended September 30, 2000, totaled $12.6 million compared to $0.4 million for the nine months ended September 30, 1999. HSS' increased loss for the nine months ended September 30, 2000, was primarily due to writing down its investment in RSAE to net realizable value of $8 million. At September 30, 2000, KCPL's accumulated losses were $17.1 million on its investment in HSS.

RESULTS OF OPERATIONS

Three-month period:    Three months ended September 30, 2000, compared
                       with three months ended September 30, 1999
Nine-month period:     Nine months ended September 30, 2000, compared
                       with nine months ended September 30, 1999
Twelve-month period:   Twelve months ended September 30, 2000, compared
                       with twelve months ended September 30, 1999

EARNINGS OVERVIEW

                                   Three months  Nine months   Twelve months
                                      ended         ended         ended
                                   September 30  September 30  September 30

Earnings per share (EPS) summary   2000   1999   2000   1999   2000   1999

  Core utility                    $0.70  $0.60  $1.13  $1.19  $1.29  $1.39
  KLT Inc. 1                       0.78  (0.01)  0.81  (0.02)  0.81  (0.09)
  HSS Inc.                        (0.17)     -  (0.20) (0.01) (0.26) (0.01)
  Cumulative effect of changes
    in pension accounting             -      -   0.49      -   0.49      -
Reported Consolidated EPS         $1.31  $0.59  $2.23  $1.16  $2.33  $1.29

                                               For the Periods Ended
                                                 September 30, 2000
                                            Three      Nine       Twelve
                                            Months     Months     Months
                                                 Increase (decrease)
Factors impacting the change in
core utility EPS

  Merger impact                           $ 0.01     $ 0.03     $ 0.10
  July 1999 heat storm                      0.18       0.18       0.18
  1999 write off of start up costs             -       0.02       0.02
  Retail customers' rate reduction in
    Missouri effective March 1, 1999           -      (0.02)     (0.05)
  Increased cost of gas and oil            (0.06)     (0.08)     (0.08)
  Replacement power insurance and
    options to purchase capacity           (0.06)     (0.08)     (0.08)
  Other (see discussion below)              0.03      (0.11)     (0.19)
Total                                     $ 0.10     $(0.06)    $(0.10)
1 See KLT earnings per share analysis on page 30.

Contributing to the other factors impacting core utility EPS
(reflected in the table above) are the following:
  - In all periods, the impact of the unavailability of Hawthorn No.5 (see discussion on page 35).
  - In all periods, increased retail sales primarily due to warmer summer weather in 2000 as compared to 1999 and continued load growth.
  - In all periods, increased natural gas-fired generation as a percentage of total generation from fossil plants because of the addition of Hawthorn Nos. 6 through 9. Natural gas has a significantly higher fuel cost per mwh of generation than coal or nuclear fuel.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required KCPL to record the cumulative effect of these changes in the three months ended March 31, 2000, increasing common stock earnings by $0.49 per share or $30.1 million. Additionally, the changes in pension accounting will reduce pension expense by $8.2 million for the year 2000, increasing earnings per share by $0.08 per share. Three-fourths of this reduction in pension expense was allocated to the nine months ended September 30, 2000. See Note 1 to the Consolidated Financial Statements for further information.

MEGAWATT-HOUR (MWH) SALES AND OPERATING REVENUES

Sales and revenue data:
(revenue change in millions)
                        For the Periods ended September 30, 2000
                    Three Months      Nine Months     Twelve Months
                    Mwh  Revenues    Mwh  Revenues    Mwh  Revenues
                                  Increase (decrease)
Retail Sales:
 Residential        13  %   $ 15     7  %     $ 18    5  %    $ 18
 Commercial         10  %      9     7  %       14    6  %      14
 Industrial         (6) %      -    (1) %        3   (2) %       1
 Other               9  %      -    10  %        -    8  %       -
   Total Retail      8  %     24     5  %       35    4  %      33
Sales for Resale:
 Bulk Power Sales    1  %     (2)  (14) %       (4)  (8) %      (3)
 Other               6  %      -     4  %        -    5  %       -
   Total             8  %     22     3  %       31    3  %      30
 Other Revenues                2                 3               3
   Total Operating
      Revenues              $ 24              $ 34            $ 33

In 1999 the Missouri Public Service Commission (MPSC) approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999. Revenues decreased by approximately $2 million for the nine-month period and $5 million for the twelve-month period as a result of the Missouri rate reduction. As part of the stipulation and agreement, KCPL, MPSC Staff or the Office of Public Counsel will not file any case with the Commission requesting a general increase or decrease, rate credits or rate refunds that would become effective prior to March 1, 2002.

For all periods, retail mwh sales increased primarily due to warmer summer weather and continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. Less than 1% of revenues include an automatic fuel adjustment provision.

KCPL set a record peak demand for the consumption of energy of 3,374 megawatts on August 28, 2000, which replaced the record of 3,312 megawatts set on August 16, 2000. This reflects the higher than normal megawatt demand on the system during the summer of 2000.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Bulk power mwh sales increased for the three-month period, even with increased retail mwh sales, due to the additions of Hawthorn Nos. 7, 8 and 9 during summer 2000. The unavailability of Hawthorn No. 5 contributed to the decreased bulk power mwh sales in the nine- and twelve-month periods. Wolf Creek's tenth maintenance and refueling outage during the second quarter of 1999 contributed to reduced bulk power mwh sales for the nine and twelve months ended September 30, 1999.

Future mwh sales and revenues per mwh could be affected by national and local economies, weather, customer conservation efforts and availability of generating units. Competition, including alternative sources of energy, such as natural gas, co-generation, IPPs and other electric utilities, may also affect future sales and revenues.

FUEL AND PURCHASED POWER

                                 Percentage change for the period
                              Combined fuel
                              and purchased
                              power expenses     Total MWH sales
                                      Increase(Decrease)
    Three-month period              2 %              8 %
    Nine-month period              10 %              3 %
    Twelve-month period            10 %              3 %

Fuel costs per mmBtu of generation increased 27% for the three-month period, 16% for the nine-month period and 13% for the twelve-month period primarily because of the addition of 294 megawatts of natural gas-fired generation. This increase in generation capacity replaced more expensive purchased power contracts. Natural gas-fired generation increased as a percentage of total generation by 6% for the three-month period, 4% for the nine-month period and 3% for the twelve-month period. Natural gas has a significantly higher cost per mmBtu of generation than coal or nuclear fuel. In addition, the cost of natural gas increased considerably in all periods due to market price increases.

For all periods, the unavailability of Hawthorn No. 5 resulted in increased purchased power expenses. In addition, excluding the impact of the July 1999 heat storm, the cost per mwh of purchased power increased in the nine- and twelve-month periods primarily due to the addition of new natural gas-fired generation throughout the country. In all periods, the cost per mwh for purchased power was significantly higher than the fuel cost per mwh of generation.

As a result of the intense and prolonged heat in the Midwest during the last half of July 1999, KCPL incurred approximately $18 million in higher costs, including purchased power expenses, net of the increased revenues.

We continually evaluate the need for risk mitigation measures in order to minimize KCPL's financial exposure to, among other things, spikes in wholesale power prices during periods of high demand. Replacement power insurance and options to purchase capacity totaled $6 million or $0.06 per share for the three-month period and $8 million or $0.08 per share for the nine- and twelve-month periods.

Nuclear fuel costs per mmBtu decreased 5% for the twelve-month period and remained substantially less than the mmBtu price of coal. Nuclear fuel costs per mmBtu averaged about 53% of the mmBtu price of coal for the twelve months ended September 30, 2000, and 57% of the mmBtu price of coal for the twelve months ended September 30, 1999. We expect the price of nuclear fuel to remain fairly constant through the year 2003. During the twelve months ended September 30, 2000, fossil plants represented about 69% and the nuclear plant about 31% of total generation. For the twelve months ended September 30, 1999, fossil plants represented about 71% and the nuclear plant about 29% of total generation.

The cost of coal per mmBtu increased 2% for the twelve-month period partially because of the unavailability of Hawthorn No. 5. The cost of coal per mmBtu at Hawthorn No. 5 was lower than the average cost of coal per mmBtu at most of KCPL's other coal-fired plants. While we expect a slight increase in the cost of coal in 2001, KCPL's coal procurement strategies continue to provide coal costs below the regional average.

OTHER OPERATION AND MAINTENANCE EXPENSES

Combined other operation and maintenance expenses increased about $9 million or 13% for the three-month period, $21 million or 11% for the nine-month period and about $22 million or 8% for the twelve-month period primarily due to the following:
- For all periods, non-station production expenses increased because of the cost of replacement power insurance incurred during the summer months of 2000 and energy costs incurred during the test runs at Hawthorn Nos. 7, 8 and 9.
- For all periods, non-fuel production operations increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999, and higher operating expenses at certain generating units.
- For all periods, administrative and general expenses increased primarily due to increased salary expenses for implementation of system applications partially offset in the nine-month period by KCPL's share of a property insurance refund related to Wolf Creek and in all periods due to the impact of the changes in pension accounting.
- For all periods, production maintenance expenses vary primarily due to the timing of scheduled maintenance at KCPL's generating units. For all periods, distribution maintenance expenses increased primarily due to maintenance costs incurred on overhead distribution lines as a result of July and August 2000 storm damage.
- For all periods, customer record keeping expenses increased primarily due to computer software consulting services. For the twelve-month period, meter reading expenses increased because of higher payments for automated meter reading primarily due to additional meters being read and a 1999 rate increase for automated reading services.
- For all periods, other operating expenses decreased because of the October 1999 sale of accounts receivable to KCPL Receivable Corporation. Bad debt expenses associated with the receivables was reflected as other operating expenses prior to the sale and is reflected as a miscellaneous deduction subsequent to the sale.
- For all periods, Hawthorn No. 5's other operation and maintenance expenses decreased because of the boiler explosion in February 1999.

We continue to emphasize new technologies, improved work methodology and cost control. We continuously improve our work processes to increase efficiencies and improve operations.

DEPRECIATION

The increase in depreciation expense for all periods reflected increased depreciation of capitalized computer software for internal use and normal increases in depreciation from capital additions. These increases were partially offset in the nine- and twelve-month periods by a decrease in depreciation expense because Hawthorn No. 5 was partially retired due to the February 1999 explosion.

TAXES

Operating income taxes increased for the three-month period reflecting higher taxable operating income. Operating income taxes decreased for the nine- and twelve-month periods reflecting lower taxable operating income.

Components of general taxes:
                   Three months       Nine months        Twelve months
                      ended              ended               ended
                   September 30       September 30       September 30
                  2000     1999      2000     1999      2000      1999
                                      (thousands)
 Property       $ 10,101 $ 10,741  $ 30,782 $ 32,224  $ 41,292  $ 42,097
 Gross receipts   14,578   14,158    32,514   32,077    41,653    41,295
 Other             2,661    2,519     7,257    7,019     9,289     9,379
    Total       $ 27,340 $ 27,418  $ 70,553 $ 71,320  $ 92,234  $ 92,771

OTHER INCOME AND (DEDUCTIONS)

KLT summarized operations:
                           Three months     Nine months     Twelve months
                              ended            ended           ended
                           September 30     September 30    September 30
                           2000   1999      2000   1999      2000   1999
                             (millions, except for earnings per share)
Miscellaneous income and
   (deductions) - net    $ 68.3  $ (8.3)   $ 56.8  $(26.0)  $ 48.2  $(40.2)
Income taxes              (16.1)   10.4       4.4    33.8     15.8    46.6
Interest charges           (4.0)   (2.8)    (11.2)   (9.0)   (14.1)  (12.0)
    Net income (loss)    $ 48.2  $ (0.7)   $ 50.0  $ (1.2)  $ 49.9  $ (5.6)
KLT earnings (loss) per
  share                  $ 0.78  $(0.01)   $ 0.81  $(0.02)  $ 0.81  $(0.09)

KLT earnings per share analysis:
                          Three months       Nine months       Twelve months
                              ended             ended             ended
                          September 30       September 30      September 30
                          2000    1999       2000    1999      2000   1999
                                        (earnings per share)
KLT normal operations    $ 0.78  $ 0.10    $ 1.00  $ 0.23    $ 1.08  $ 0.29
Write-off of CellNet
  stock                       -      -      (0.05)      -     (0.05)      -
Sale of Nationwide
  Electric                    -    0.20         -    0.20         -    0.20
Write down of Lyco
  investment                  -   (0.03)        -   (0.03)        -   (0.03)
Write off of a note
  receivable                  -   (0.05)        -   (0.05)        -   (0.05)
KLT Power transactions -
  1998                        -       -         -       -         -   (0.06)
KLT Telecom - Digital
  Teleport Inc.               -   (0.06)    (0.14)  (0.17)     (0.21) (0.22)
KLT Telecom - Telemetry
  Solutions                   -   (0.17)        -   (0.20)     (0.01) (0.22)
    KLT Earnings(Loss)
      per share          $ 0.78  $(0.01)   $ 0.81  $(0.02)   $  0.81 $(0.09)


KLT normal operations earnings per share increased $0.62 in all periods as a result of KLT Gas' sale of producing natural gas properties to Evergreen Resources, Inc. in September 2000. KLT Gas' business strategy is to acquire and develop early stage coal bed methane properties and then divest properties in order to create shareholder value. Normal operations also increased primarily due to improved earnings from its investments in gas production and development, and income from Strategic Energy, LLC.

In March 2000, KLT wrote off its investment of $4.8 million before taxes in CellNet Data Systems Inc. Through December 31, 1999, $3.8 million before taxes, or $0.04 per share, of this loss had been reported as an unrealized loss in the Consolidated Statements of Comprehensive Income. In September 1999, KLT Energy Services sold 100% of the stock it held in Nationwide Electric, Inc., resulting in a gain of $20 million and increasing EPS by $0.20 for the three, nine and twelve months ended September 30, 1999.

KLT recorded equity losses on its investment in DTI Holdings, Inc. of approximately $14 million for the nine months ended September 30, 2000, and $21 million for the twelve months ended September 30, 2000. At June 30, 2000, the equity investment in DTI Holdings, Inc. had been completely written down.

In September 1999, KLT Telecom wrote off its investment in Telemetry Solutions. Both the write-off of the investment ($0.13 per share) and the operating losses incurred prior to the write-off are included on the KLT Telecom - Telemetry Solutions line in the earnings per share table above.

Miscellaneous income and (deductions) - net:
                              Three months     Nine months     Twelve months
                                 ended           ended             ended
                              September 30    September 30     September 30
                              2000    1999    2000     1999    2000     1999
                                                (millions)
 Merger-related expenses    $    -  $ (1.0)  $ (0.2) $ (2.1)  $ (1.3) $ (2.6)
 From table on page 30        68.3    (8.3)    56.8   (26.0)    48.2   (40.2)
 Other                       (21.2)   (3.1)   (28.4)   (6.6)   (35.8)   (7.4)
   Total Miscellaneous
    income and (deductions)
    - net                   $ 47.1  $(12.4)  $ 28.2  $(34.7)  $ 11.1  $(50.2)

Other increased $3 million in the three-month period, $4 million in the nine-month period, and $5 million in the twelve-month period because of a change in classification of bad debt expense. After the new agreement in October 1999 to sell accounts receivable to KCPL Receivable Corporation, bad debt expense was recorded to this category. Prior to the sale, bad debt expense was charged to other operating expense. Further, HSS' operations resulted in increased deductions of approximately $17.0 million for the three-month period, $20.2 million for the nine-month period and $24.9 million for the twelve-month period primarily due to writing down its investment in R.S. Andrews Enterprises, Inc. by $15 million to net realizable value of $8 million and equity losses on this investment prior to the writedown.

Other Income and (Deductions) - Income taxes
Other Income and (Deductions) - Income taxes for all periods reflects the tax impact on total miscellaneous income and (deductions) - net. In addition, KLT accrued tax credits of $21 million for the nine months ended September 30, 2000 and 1999. KLT accrued tax credits of $28 million for the twelve months ended September 30, 2000 and $27 million for the twelve months ended September 30, 1999.

INTEREST CHARGES

Long-term debt interest expense increased for all periods reflecting higher average levels of outstanding long-term debt and higher average interest rates on variable rate debt. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL in March 2000 partially offset by scheduled debt repayments by KCPL. In addition, KLT Gas made borrowings on a new bank credit agreement entered in the first quarter of 2000. However, the KLT Gas borrowings were repaid in September 2000 primarily with proceeds from the

September 2000 sale of producing natural gas properties to Evergreen Resources, Inc. and also with funds from increased borrowings on the KLT Inc. bank credit agreement. KLT also made scheduled debt repayments on its affordable housing notes partially offsetting the increase in average levels of outstanding long-term debt.

Short-term debt interest expense increased for all periods because KCPL had higher average levels of outstanding short-term debt. KCPL had $222 million of commercial paper outstanding at September 30, 2000, compared to $85 million at September 30, 1999.

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

WOLF CREEK

Wolf Creek is one of KCPL's principal generating units, representing about 17% of KCPL's generating capacity, excluding the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 28% of the annual mwh generation while operating at an average capacity of 91%. Furthermore, Wolf Creek has the lowest fuel cost per mmBtu of any of KCPL's generating units.

We accrue the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's eleventh refueling and maintenance outage, estimated to be a 35-day outage, began September 30, 2000, and is expected to be completed on schedule in November 2000.

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

SIGNIFICANT CONSOLIDATED BALANCE SHEET CHANGES (September 30, 2000 compared to December 31, 1999)

  -  Utility plant - construction work in process increased $118.2 million primarily due to increases of $169.6 million at Hawthorn No. 5 for rebuilding the boiler partially offset by amounts related to the construction of Hawthorn Nos. 7, 8 and 9 which were placed into commercial service in 2000. Hawthorn Nos. 7, 8 and 9 had $45.1 million in construction work in process at December 31, 1999.
  - Investments and nonutility property decreased $59.2 million primarily due to a $14.9 million writedown by HSS of its investment in R.S. Andrews Enterprises, Inc. and a $46.4 million decrease in KLT's investments including:
     -    $ 25.3 million decrease in natural gas property and investments,
     - $ 7.3 million decrease due to increased ownership in Strategic Energy, L.L.C. (SEL) resulting in a change in the accounting for SEL from the equity method to consolidation,
     - $ 14.0 million decrease due to equity losses from the investment in Digital Teleport Inc.
  - Receivables increased $56.6 million primarily due to $11.8 million in receivables recorded by KLT due to the consolidation of SEL, a $5.4 million increase in receivables associated with KLT Gas, and a $44.8 million increase in a receivable from KCPL Receivable Corporation. Because of seasonally higher retail sales in September 2000 versus December 1999, there were higher customer accounts receivable available to sell to KCPL Receivable Corporation. These increases were partially offset by decreased receivables of $8.5 million from partners in jointly-owned plants.
  - Equity securities increased $114.7 million due to $100.0 million of preferred stock and $6.0 million in common stock received as proceeds in the sale of natural gas properties to Evergreen Resources, Inc. by KLT Gas in September 2000 and $4.8 million of a publicly-traded common stock purchased by KLT Energy Services in September 2000 under an option agreement. These common stock holdings increased in value by $3.9 million as of September 30, 2000.
  - Prepaid pension costs increased $62.0 million because KCPL changed its methods of accounting for pension expenses (see Note 1 to the Consolidated Financial Statements).
  - Other deferred charges increased $13.5 million primarily due to increased goodwill resulting from KLT's purchase of an additional ownership interest in SEL and the change in accounting for SEL from the equity method to consolidation.
  - Capitalization increased $304.1 million primarily due to KCPL's issuance of $200 million of unsecured medium-term notes. Proceeds from the issuance were used to repay outstanding commercial paper. Additionally, KCPL recorded net income in excess of dividend payments of $60.8 million, including $30.1 million for the cumulative effect of changes in pension accounting. KLT's long-term debt increased $91.1 million primarily due to renegotiating KLT's bank credit agreement from short-term to long-term. Partially offsetting these increases in capitalization, KCPL reclassified $50.0 million of long-term debt to current maturities.
  - Notes payable to banks decreased $24.7 million because KLT Gas repaid its notes payable to banks with proceeds from borrowings on its new long-term bank credit agreement.
  - Commercial paper increased $8.1 million because of additional commercial paper borrowings as expenditures exceeded cash receipts. The $200.0 million repayment with proceeds from the long-term debt issuance mostly offset these increased borrowings.
  - Current maturities of long-term debt decreased $54.9 million primarily reflecting the renegotiating of KLT's bank credit agreement from short-term to long-term, which was $61.0 million at December 31, 1999, partially offset by an $8.0 million increase in the current portion of KCPL's medium-term notes.
  - Accounts payable increased $45.2 million primarily due to the timing of payments for expenditures associated with the reconstruction of Hawthorn No. 5, $5.9 million in accounts payable recorded by KLT due to the consolidation of SEL, and $14.7 million in accounts payable recorded by KLT Gas for the current portion of the cost to reduce its hedge position on natural gas sales.
  - Accrued taxes increased $75.3 million primarily due to taxes accrued on the proceeds of the sale of producing natural gas properties by KLT Gas and the timing of income tax and property tax payments.
  - Deferred income taxes increased by $3.3 million mostly due to a $19.2 million increase in deferred taxes associated with the cumulative effect of changes in pension accounting offset by deferred tax assets related to equity losses incurred by KLT Telecom on its investment in DTI and the write down of HSS' investment in R.S. Andrews Enterprises, Inc.

CAPITAL REQUIREMENTS AND LIQUIDITY

KCPL's liquid resources at September 30, 2000, included cash flows from operations; $100 million of registered but unissued, unsecured medium-term notes; and $54 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $33 million and KLT's bank credit agreement of $21 million.

KCPL continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. The increase in cash from operating activities for the nine-month period was primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). In addition, the buyout of a fuel contract in 1999; the refund of amounts accrued for the Kansas rate refunds; and a payment of $19 million in 1999 to the IRS to settle certain outstanding issues decreased cash flows from operating activities for the nine months ended September 30, 1999. Partially offsetting these changes for the nine-month period, income before non-cash expenses (income is before the cumulative effect of changes in accounting principles) decreased by about $3 million.

Cash from operating activities increased for the twelve-month period primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). Also, the buyout of a fuel contract in 1999 and a payment of $19 million in 1999 to the IRS to settle certain outstanding issues decreased cash flows from operating activities for the twelve months ended September 30, 1999. In addition, contributing to the increased cash from operating activities for the twelve-month period, income before non-cash expenses (income is before the cumulative effect of changes in accounting principles) increased by about $8 million.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for investing activities increased for the nine-month period primarily reflecting increased utility capital expenditures for construction projects at the Hawthorn generating station, increased purchases by KLT of natural gas investments and KLT's exercise of its option to acquire common stock of a publicly-traded company. Cash used for investing activities increased for the twelve-month period primarily because of increased utility capital expenditures. The receipt of $50 million of partial insurance recoveries related to Hawthorn No. 5 and proceeds from the September sale of KLT Gas properties to Evergreen Resources, Inc. reduced cash used for investing activities in the nine and twelve months ended September 30, 2000. Proceeds from the sale of Nationwide Electric, Inc. stock by KLT Energy Services and $80 million in partial insurance recoveries related to Hawthorn No. 5 reduced cash used for investing activities in the nine and twelve months ended September 30, 1999.

Cash from financing activities increased for the nine- and twelve-month periods primarily because KCPL issued $200 million of unsecured medium-term notes in the first quarter of 2000 and KLT Inc. increased borrowings on its bank credit agreement. KLT Gas borrowed $51 million on a new bank credit agreement and repaid the amount in full during the nine months ended September 30, 2000. Furthermore, KCPL's short-term borrowings increased for the nine- and twelve-month periods however the increase in the nine-month period was more than offset by the repayment with proceeds from the unsecured medium-term note issuance. Partially offsetting these increases, KCPL's scheduled debt repayments were higher in both periods. In the twelve-month period, KCPL redeemed $50 million of preferred stock.

On October 20, 2000, Standard and Poor's Corporation lowered its long-term credit rating on KCPL to A- from A and lowered its short-term credit rating to A-2 from A-1. The outlook was changed from negative to stable. Moody's Investors Service's long-term credit rating on KCPL is A1 and its short-term credit rating is P-1.

KCPL's common dividend payout ratio was 90% (excluding the cumulative effect of changes in accounting principles) for the twelve months ended September 30, 2000, and 129% for the twelve months ended
September 30, 1999.

We expect KCPL to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally-generated funds. But KCPL might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units (see Hawthorn No. 5 discussion below). The funds needed to retire $535 million of maturing debt through the year 2004 will be provided from operations, refinancings and/or short-term debt. KCPL may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

HAWTHORN NO. 5

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn Generating Station Unit No. 5 (Hawthorn No. 5). The boiler, which was not operating at the time, was destroyed, but there were no injuries. KCPL's investigation indicates that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through September 30, 2000, KCPL has received $130 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the consolidated balance sheet.

We have entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Expenditures for rebuilding Hawthorn No. 5 were $36 million in 1999 and are projected to be $210 million in 2000 and $73 million in 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received. Construction on the new unit, expected to have a capacity of 550 megawatts, is progressing and is on target to be in-service in June 2001.

We believe that we can secure sufficient power to meet the energy needs of KCPL's customers during the Hawthorn No. 5 reconstruction. Hawthorn No. 6, a 141-megawatt, gas-fired combustion turbine was accepted under a lease arrangement and placed into commercial operation in July 1999. In addition, construction of Hawthorn Nos. 7, 8 and 9 has been completed and the units were placed into commercial use this summer. These three units are capable of generating 294 megawatts of capacity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

KCPL is exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, KCPL also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risk and are not represented in the following analysis.

Commodity Risk
KCPL and KLT, through its majority-owned subsidiary, Strategic
Energy, L.L.C. (SEL), engage in the wholesale and retail marketing of electricity, and accordingly, are exposed to risk associated with the price of electricity.

KCPL's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term contracts. KCPL maintains a net positive supply of energy and capacity, through its generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Including the proposed capacity for the rebuilt Hawthorn No. 5, KCPL's expected reserve margin will approximate 16% of its capacity. However, as necessary, KCPL enters into power purchase agreements with the objective of obtaining low-cost energy to meet its physical delivery obligations to its customers. We implemented price and volume risk mitigation measures to protect KCPL in the event of a hot summer period. We continually evaluate the need for risk mitigation measures in order to minimize KCPL's financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCPL's sales include the regulated sales of electricity to its retail customers and bulk power sales of electricity in the unregulated, wholesale market. There is a moratorium on changes to Missouri retail rates until 2002. A hypothetical 10% increase in the cost of purchased power would have resulted in a $9 million decrease in pretax earnings in the twelve months ended September 30, 2000. A hypothetical 10% increase in gas and oil fuel costs for generation would have resulted in a $3 million decrease in pretax earnings in the twelve months ended September 30, 2000. KCPL has approximately 80% of its forecasted coal requirements under contract for the year 2001.

SEL provides power supply coordination services purchasing electricity and reselling it to retail end users. SEL aggregates retail customers into economic purchasing pools, develops predictive load models for the pools and then builds a portfolio of suppliers to provide the pools with reliable power at the lowest possible cost. SEL has entered into significant supply contracts with dispatchable and firm power agreements through the year 2005 that mitigates most of the commodity risk associated with its power supply coordination services.

KLT, through its wholly-owned subsidiary, KLT Gas Inc., entered into two firm gas sales agreements and three financial hedge instruments to mitigate its exposure to market price fluctuations on approximately 85% of its daily gas sales. After the September and October 2000 sales of producing natural gas properties, KLT reduced its hedge position on gas sales at a present value cost of $24.9 million. For further discussion of these agreements see
Note 9 to the Consolidated Financial Statements.

We continue to believe that KCPL and KLT's business philosophy, performance measurement and other management activities are not consistent with that of a "trading organization".

Commitments to purchase and sell energy and energy-related products are carried at cost. We report the revenue and expense associated with all energy contracts at the time the underlying physical transaction closes consistent with industry practice and the business philosophy of generating/purchasing and delivering physical power to customers.

Interest Rate Risk
KCPL and KLT use a combination of fixed rate and variable rate debt. Interest rate swap and cap agreements may be entered into with highly rated financial institutions to reduce interest rate exposure on variable rate debt when deemed appropriate, based upon market conditions. Using outstanding balances and annualized interest rates as of September 30, 2000, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a $5 million decrease in pretax earnings for the twelve-months ended September 30, 2000.

Equity Price Risk
KCPL maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of decommissioning its nuclear plant. We do not expect nuclear plant decommissioning to start before 2025. As of September 30, 2000, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the Consolidated Balance Sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $2 million reduction in the fair value of the equity securities as of September 30, 2000. KCPL's exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCPL is currently allowed to recover its decommissioning costs in its rates.

KLT owns common stock of certain companies with a cost basis of $11 million. These equity securities are considered trading securities and as such have been recorded at their fair value of about $15 million at September 30, 2000. These equity securities are exposed to price fluctuations in equity markets. A hypothetical 10% decrease in equity prices would have resulted in a $1.5 million reduction in the fair value of these equity securities as of September 30, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     DISCRIMINATION CLAIMS. Three law firms joined together and filed eight cases representing a number of plaintiffs alleging race discrimination and hostile work environment against KCPL in the United States District Court, Western District of Missouri. Three of these cases were settled or tried with outcomes in amounts which were not material to results of operations. Two of these cases, PATRICIA S. LANG, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. KANSAS CITY POWER & LIGHT COMPANY, and CARLOS SALAZAR, ET AL.
V. KANSAS CITY POWER & LIGHT COMPANY, were previously disclosed in the Company's report on Form 10-K for the period ended December 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 10(a)  Agreement For Purchase and Sale by and between
               Apache Canyon Gas, L.L.C., and Evergreen
               Resources, Inc. dated September 19, 2000.

Exhibit 10(b)  Agreement For Purchase and Sale by and between
               Apache Canyon Gas, L.L.C., and Evergreen
               Resources, Inc. dated September 19, 2000.

Exhibit 10(c)  Amended and Restated Agreement between Richard
               D. Weinstein and KLT Telecom, Inc., dated as of September 27, 2000

Exhibit 10(d)  Purchase and Sale Agreement between Apache
               Canyon Gas, L.L.C. and Barrett Resources
               Corporation dated October 13, 2000

Exhibit 27 Financial Data Schedule (for the nine months ended September 30, 2000)


REPORTS ON FORM 8-K

     No reports on Form 8-K were filed for the three months ended September 30, 2000.

                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KANSAS CITY POWER & LIGHT COMPANY

Dated:  October 30, 2000        By:  /s/Drue Jennings
                                       (Drue Jennings)
                                       (Chief Executive Officer)


Dated:  October 30, 2000        By: /s/Neil Roadman
                                      (Neil Roadman)
                                      (Principal Accounting Officer)