Form 10-K405
period 2000-12-31
KANSAS CITY POWER & LIGHT CO
filed 2001-02-28
CIK 54476

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 2000

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

                                                     Name of each exchange
Title of each class                                  on which registered
____________________                                 _______________________

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

On February 26, 2001, KCPL had 61,847,885 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of KCPL (based upon the closing price of the Company's common stock on the New York Stock Exchange on February 26, 2001) was approximately $1,627,732,339.

              Documents Incorporated by Reference

Portions of the 2001 Proxy Statement are incorporated by reference  in
Part III of this report.
_______________________________________________________________________

                           TABLE OF CONTENTS

                                                                 Page
                                                                Number
                                                                ______

Item  1.  Business                                                1
          Organization and History                                1
          Strategy                                                1
          Segment Information                                     1
          KCPL - Regulated Electric Utility                       2
               Competition                                        2
               Rates                                              2
                    Missouri                                      2
                    Kansas                                        2
               Environmental Matters                              2
                    Air                                           3
                    Water                                         4
          Fuel Supply                                             5
               Coal                                               5
               Nuclear                                            5
                    High-Level Waste                              5
                    Low-Level Waste                               6
                    Nuclear Fuel Commitments                      6
          Unregulated Subsidiaries                                7
          Employees                                               7
          Officers of the Registrant                              8

Item  2.  Properties                                              9
          Generation Resources                                    9
          Transmission and Distribution Resources                10
          General                                                10

Item  3.  Legal Proceedings                                      10

Item  4.  Submission of Matters to a Vote of Security Holders    11

Item  5.  Market for the Registrant's Common Equity and          11
          Related Stockholder Matters

Item  6.  Selected Financial Data                                12

Item  7.  Management's Discussion and Analysis of Financial      13
          Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About         27
          Market Risks

Item  8.  Consolidated Financial Statements                      29

Item  9.  Changes in and Disagreements with Accountants          61
          on Accounting and Financial Disclosure

Item 10.  Directors and Executive Officers of the Registrant     61

Item 11.  Executive Compensation                                 61

Item 12.  Security Ownership of Certain Beneficial Owners        61
          and Management

Item 13.  Certain Relationships and Related Transactions         61

Item 14.  Exhibits, Financial Statement Schedules, and           62
          Reports on Form 8-K

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statements are made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:

- future economic conditions in the regional, national and international markets
-    state, federal and foreign regulation
-    weather conditions
- financial market conditions, including, but not limited to, changes in interest rates
-    inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
-    ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
-    nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters
- delays in the anticipated in-service dates of additional generating capacity

This list of factors may not be all-inclusive since it is not possible to predict all possible factors.

                           PART I


ITEM 1.  BUSINESS

Organization and History

Kansas City Power & Light Company (KCPL) is a publicly-held, regulated electric utility incorporated in Missouri in 1922 and headquartered in downtown Kansas City, Missouri. KCPL engages in the generation, transmission, distribution and sale of electricity to approximately 467,000 customers located in all or portions of 22 counties in western Missouri and eastern Kansas. About 62% of KCPL's 2000 retail megawatt hour sales were to Missouri customers and the remainder to Kansas customers. Customers include approximately 413,000 residences, 51,000 commercial firms, and 3,000 industrials, municipalities and other electric utilities. Retail electric revenues in Missouri and Kansas accounted for approximately 94% of KCPL's total electric revenues in 2000. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues.

KCPL also owns unregulated subsidiaries (collectively the Company). KLT Inc., formed in 1992, holds interests in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships. Home Service Solutions Inc. (HSS), formed in 1998, holds interests in companies providing products and services solutions to residential customers. In February 2001, KCPL also formed an unregulated generation company that will acquire additional generation for sales to wholesale markets. For additional information, see the "KLT Inc. Operations" and "HSS Operations" sections in Management's Discussion and Analysis.

Strategy

In order to add value for its shareholders, the Company plans to restructure by forming a holding company with three operating subsidiaries. These subsidiaries will include:

-    A regulated utility;
-    An unregulated generation company; and
-    KLT Inc. with its non-utility growth opportunities.

In implementing this strategy, the Company is focused on:

-    Providing reliable, low-cost electricity to retail customers;
- Acquiring and investing in generation to serve the wholesale market;
-    Pursuing high growth, unregulated business opportunities;
-    Managing the Company as a portfolio of companies; and
- Investing in a diverse group of people, recognizing that KCPL's success is dependent upon the skills and expertise of its people.

Segment Information

Financial information with respect to business segments is set forth in Note 7 - Segment and Related Information on pages 52-53 in the
Consolidated Financial Information included in this report.

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

    Competition

A number of states already have authorized retail electric competition, but no retail competition legislation is expected to be introduced in 2001 in either Missouri or Kansas.

KCPL believes it has developed a number of competitive strengths that will enable it to successfully compete as more of its business becomes competitive. These strengths include:

-    Delivered coal costs which are among the lowest in the region
- Innovative, award-winning technology system offering expanded and value-added services to the customer
-    Aggressive financial management
-    Strong cash flows
-    Competitive regional retail rates
-    Seasoned and experienced management team

    Rates

The MPSC and KCC regulate KCPL's retail electric rates for sales within the respective states of Missouri and Kansas. FERC approves KCPL's rates for wholesale sales for resale and for transmission services. Firm electric sales are made by contractual arrangements between the entity being served and KCPL.

       Missouri

Pursuant to a stipulation and agreement approved by the MPSC on April 13, 1999, a rate reduction for Missouri customers of 3.2% began on March 1, 1999. The stipulation and agreement also provided that the MPSC Staff or Office of Public Counsel would not request additional changes to rates that would be effective before March 1, 2002.

       Kansas

Pursuant to a rate settlement and agreement with the KCC, KCPL implemented a 4.7% reduction in Kansas retail rates effective
January 1, 1998.

    Environmental Matters

The Company's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. In addition, the current owner of contaminated property, as well as prior owners since the time of contamination, may be liable for cleanup costs.

The Company operates in an environmentally responsible manner and uses the latest technology available to avoid and treat contamination. The Company continually conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

       Air

       Monitoring Equipment and Certain Air Toxic Substances

The Clean Air Act Amendments of 1990 required KCPL to spend about $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Also, a study under the Act could require regulation of certain air toxic substances. In July 2000, the National Research Council published its findings stating power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. In December 2000, The United States Environmental Protection Agency
(EPA) announced it will propose regulations to reduce mercury emissions by 2003 and issue final rules by 2004. KCPL cannot predict the likelihood or compliance costs of such regulations.

       Air Particulate Matter

In July 1997, the EPA published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. The impact of this decision, which has been appealed, is unknown at this time, however, it is likely to delay the implementation of new NOx regulations by the EPA in Missouri for some time.

In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals remanded the EPA's more stringest ambient air quality standard for ozone. The U.S. Supreme Court heard oral arguments on the EPA's appeal of this decision on November 7, 2000. A final decision by the U.S. Supreme Court is expected in the spring of 2001, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

To achieve the reductions proposed in the 1997 NOx reduction program, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million over a period of the next few years. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment being installed at Hawthorn No. 5, a unit currently being rebuilt.
The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

KCPL continues to refine its preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, its capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

The State of Missouri is currently developing a State Implementation Plan (SIP) for NOx reduction. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP. In May 2000, the Missouri Air Conservation Commission approved NOx regulations requiring compliance with a rate of 0.35 lbs. NOx / mmBtu of heat input for western Missouri where KCPL's Missouri power plants are located. KCPL does not anticipate that it will incur significant additional costs to comply with these new regulations.

       Carbon Dioxide

At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. This treaty has not been submitted to the U.S. Senate. If future reductions of electric utility CO2 emissions are eventually required, the financial impact upon KCPL would be substantial.

       Water

KCPL commissioned an environmental assessment at several of its generating stations. The assessment at its Northeast Station revealed contamination of the site by petroleum products, heavy metals, volatile and semi-volatile organic compounds, asbestos, pesticides and other regulated substances. Based upon studies and discussions with Burns & McDonnell, the cost of the cleanup could range between $1.5 million and $6 million. The Missouri Department of Natural Resources
(MDNR) tested for arsenic in soils at the Northeast site during December 1997. MDNR issued a report on these tests in April of 1998, concluding that arsenic levels are not a concern.

Also, groundwater analysis has indicated that certain volatile organic compounds are moving through the Northeast site, just above bedrock. MDNR was notified of the possible release of petroleum products from prior operations on the site and the presence of volatile organic compounds moving under the site. Monitoring and removal of free petroleum products continues at the site. The MDNR has concluded that the volatile organic compounds originated from a source off site.
This site is upgrade and upstream from Northeast Station and is being cleaned. KCPL has been advised that remediation has begun at this site which should affect the flow of volatile organic compounds moving through the site. At this time KCPL is under no obligation to perform further activities at the site as MDNR has concluded KCPL did not contribute to this contamination.

Fuel Supply

KCPL's principal sources of fuel for electric generation are coal and nuclear fuel. These fuels are expected to satisfy about 97% of the 2001 fuel requirements with the remainder provided by other sources including natural gas, oil and steam. The 2000 and estimated 2001 fuel mix, based on total Btu generation, are as follows:

                                          Estimated
                                2000          2001
                                ____      ___________

                      Coal       67%           70%
                      Nuclear    28%           27%
                      Other       5%            3%

    Coal

KCPL's average cost per million Btu of coal burned, excluding fuel handling costs, was $0.85 in 2000, $0.82 in 1999, and $0.81 in 1998.

During 2001, approximately 10.5 million tons of coal (7.2 million tons, KCPL's share) are projected to be burned at KCPL's generating units, including jointly-owned units. This amount reflects reduced coal use in 2001 due to the unavailability of Hawthorn 5 during the first five months of 2001. KCPL has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 2001 through 2003, will satisfy approximately 95% of the projected coal requirements for 2001, 65% for 2002 and 40% for 2003.

    Nuclear

KCPL also owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). WCNOC has on hand, or under contract, 65% of the uranium required to operate Wolf Creek through March 2005. The balance is expected to be obtained through contract and spot market purchases.

       High-Level Waste

Under the Nuclear Waste Policy Act of 1982, the Department of Energy
(DOE) is responsible for the permanent disposal of spent nuclear fuel. For the future disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel.
In early 2000, Wolf Creek completed replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

       Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. As of December 31, 2000, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. In December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. Shortly thereafter, the Central Interstate Low-Level Radioactive Waste Compact Commission (responsible for causing a new disposal facility to be developed within the Compact region) and US Ecology (the license applicant) filed similar claims against Nebraska. In September 1999, the U.S. District Court partially denied and partially granted Nebraska's motions to dismiss the utilities' and US Ecology's cases, and denied Nebraska's motion to dismiss the Compact Commission's case. Nebraska has appealed the denials. The parties presented oral arguments to the U.S. Court of Appeals in October 2000 and are awaiting the court's decision.

On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In April 2000, the court of appeals affirmed the injunction granted by the U.S. District Court's decision. The passage of time, along with the appointment of a new state administration in Nebraska, has increased the chances for reversal of the license denial.

In May 1999, the Nebraska legislature passed a bill withdrawing
Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states.
Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

       Nuclear Fuel Commitments

As of December 31, 2000, KCPL's portion of Wolf Creek nuclear fuel commitments included $16 million for enrichment through 2003, $61 million for fabrication through 2025 and $8 million for uranium and conversion through 2003.

Unregulated Subsidiaries

KLT Inc. has five active wholly-owned direct subsidiaries:

- KLT Telecom Inc., an investor in communications and information technology. KLT Telecom's major investment is an 84% ownership of DTI Holdings, Inc., parent of Digital Teleport Inc. (DTI). At year-end 2000, DTI had about 14,000 route miles of fiber optic network in place or under construction, with 20,000 route miles of network projected at completion. When completed, the network will be comprised of 23 regional rings interconnecting primary, secondary and tertiary cities in 37 states. DTI intends to focus on the completion of its sophisticated low-cost network and to grow its products and services with the objective of becoming a major competitor in the telecommunications services industry.

- KLT Gas Inc., an investor in natural gas producing properties and companies. The focus of KLT Gas Inc. is primarily on creating value through early stage coalbed methane property discovery, development and divestiture. It directly owns and is developing approximately 129,500 net acres of coalbed methane properties primarily in Wyoming, Colorado and Kansas. KLT Gas Inc. has a 50% interest in Patrick KLT Gas, LLC, which owns and is developing approximately 100,000 acres of coalbed methane properties in Oklahoma, and has production from over
  80 wells on such properties.   KLT Gas Inc. also has a 50% working
  interest in natural gas producing properties in south Texas. FAR Gas Acquisitions Corporation, a wholly-owned subsidiary of KLT Gas Inc. holds limited partnership interests in coalbed methane gas well properties.

- KLT Energy Services Inc., an investor in companies which provide products and services to commercial and industrial customers to control the amount, cost and quality of electricity. KLT Energy Services Inc. has a majority interest in Strategic Energy, L.L.C., an energy services provider operating primarily in Pennsylvania, Southern California, Ohio and New York. Strategic Energy acts as an energy manager in deregulated markets.

- KLT Investments Inc., a passive investor in affordable housing investments that generate tax credits.

- KLT Investments II Inc., a passive investor in economic and community-development and energy-related projects.

Home Service Solutions Inc. (HSS) has made investments in two companies:

- R. S. Andrews Enterprise, Inc., a consumer services company in
  Atlanta, Georgia (HSS holds 49% ownership interest).

- Worry Free Service, Inc., a participant in electrical and energy-related services to residential users (owned 100% by HSS).

Employees

At December 31, 2000, KCPL and its wholly owned subsidiaries had 2,266 employees (including temporary and part-time employees), 1,389 of which were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCPL has labor agreements with Local 1613, representing clerical employees (which expires
March 31, 2002), with Local 1464, representing outdoor workers (which expires January 31, 2003), and with Local 412, representing power plant workers (which expires February 29, 2004). KCPL is also a 47% owner of WCNOC, which employs 1,001 persons to operate Wolf Creek.

Officers of the Registrant
                                                                         Year
                                                                         Named
       Name          Age          Positions Currently Held              Officer
___________________  ___    ______________________________________      _______


Drue Jennings         54    Chairman of the Board                        1980
Bernard J. Beaudoin   60    President and Chief Executive Officer        1984
William H. Downey     55    Executive Vice President-KCPL and            2000
                            President-KCPL Delivery (1)
Marcus Jackson        49    Executive Vice President-KCPL and            1989
                            President-KCPL Power
Ronald G. Wasson      56    Executive Vice President-KCPL and            1983
                            Chairman of the Board-KLT Inc.
Gregory J. Orman      32    President and Chief Executive                2000
                            Officer-KLT Inc. (2)
Andrea F. Bielsker    42    Vice President-Finance, Chief                1996
                            Finance Officer and Treasurer
Frank L. Branca       53    Vice President-Generation Services-          1989
                            KCPL Power
John J. DeStefano     51    Vice President-Finance-KCPL Power            1989
Stephen T. Easley     45    Vice President-Business Development-         2000
                            KCPL Power (3)
Jeanie Sell Latz      49    Senior Vice President-Corporate              1991
                            Services and Corporate Secretary
Nancy J. Moore        51    Vice President-Customer Services-            2000
                            KCPL Delivery
Douglas M. Morgan     58    Vice President-Information Technology        1994
                            and Support Services
Brenda Nolte          48    Vice President-Public Affairs (4)            2000
Richard A. Spring     46    Vice President-Transmission and              1994
                            Environmental Services-KCPL Delivery
Bailus M. Tate        54    Vice President-Human Resources-              1994
                            KCPL Power
William J. Riggins    42    General Counsel                              2000
Neil Roadman          55    Controller                                   1980

All of the above individuals have been officers or employees in a responsible position with KCPL for the past five years except as noted in the footnotes below. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.
____________

(1)Mr. Downey was President of Unicom Energy Services Company Inc. from 1997-1999; and Vice President of Commonwealth Edison Company from 1992-1999.
(2)Mr. Orman was Chief Executive Officer and President of Custom Energy LLC from 1997-1999; and Chairman and Chief Executive Officer of Environmental Lighting Concepts, Inc. from 1994-1997.
(3)Mr. Easley was Director, Construction at KCPL from October 1999-April 2000; Assistant to the Chief Financial Officer at KCPL in 1999; Vice President, Business Development Americas with KLT Power, Inc. from March 1996-
   November 1998; and Director Business Development with Cinergy during 1996.
(4)Ms. Nolte was Vice President, Corporate Affairs with AMC Entertainment from 1997-2000; Director, Center for Regional Development with Midwest Research Institute in 1997; and Public Affairs Officer with Payless Cashways from 1987-1997.

ITEM 2.  PROPERTIES

Generation Resources

KCPL's generating facilities consist of the following:

                                                 Estimated
                                                   2001
                                    Year        Megawatt (mw)   Primary
                 Unit             Completed       Capacity        Fuel
                 ____             _________       ________      _______
______
Existing Units
Base Load...Wolf Creek(a)           1985           550(b)       Nuclear
            Iatan                   1980           469(b)          Coal
            LaCygne 2               1977           337(b)          Coal
            LaCygne 1               1973           344(b)          Coal
            Hawthorn 9(c)           2000           137              Gas
            Hawthorn 6(d)           1997           132              Gas
            Hawthorn 5(e)           1969           550             Coal
            Montrose 3              1964           176             Coal
            Montrose 2              1960           164             Coal
            Montrose 1              1958           170             Coal
Peak Load...Hawthorn 8(d)           2000            77              Gas
            Hawthorn 7(d)           2000            77              Gas
            Northeast 13 and 14(d)  1976           114              Oil
            Northeast 17 and 18(d)  1977           117              Oil
            Northeast 15 and 16(d)  1975           116              Oil
            Northeast 11 and 12(d)  1972           111              Oil
            Northeast Black Start   1985             2              Oil
              Unit
            Grand Avenue (2 units)  1929 & 1948     60              Gas
                                                 _____

           Total                                 3,703
                                                 =====
____________

(a) This unit is one of KCPL's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCPL and its financial condition.
(b)  KCPL's share of jointly-owned unit.
(c)  Heat Recovery Steam Generator portion of combined cycle.
(d)  Combustion turbines.
(e)  On February 17, 1999, an explosion occurred at the Hawthorn
     Generating Station. The station is currently being rebuilt and is scheduled to be on line in June 2001.

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

Transmission and Distribution Resources

KCPL's electric transmission system is interconnected with systems of other utilities to permit bulk power transactions with other electricity suppliers. KCPL owns approximately 1,700 miles of transmission lines, approximately 8,900 miles of overhead distribution lines, and approximately 3,400 miles of underground distribution lines. KCPL has all franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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


ITEM 3.  LEGAL PROCEEDINGS

    Three law firms have joined together and filed several cases representing a number of plaintiffs alleging race discrimination and hostile work environment against KCPL in the United States District Court, Western District of Missouri. In one of these cases, the plaintiff is seeking to certify the case as a class action (see below).

     Patricia S. Lang, et al. on behalf of herself and all others similarly situated v. Kansas City Power & Light Company. On October 8, 1999, a First Amended Class Action Complaint was filed against KCPL in the United States District Court, Western District of Missouri by Patricia Lang on behalf of herself and all others similarly situated. Ten additional individuals subsequently joined the case as named plaintiffs. The complaint alleges plaintiff seeks to bring a claim of race discrimination as a class action on behalf of herself and all other current and former African American employees from May 11, 1994 to the present. The complaint alleges that plaintiff and members of the proposed class are subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly situated or less qualified Caucasian employees, and are disciplined and/or terminated when they complain of racially discriminatory practices at KCPL. The complaint seeks a money award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction prohibiting KCPL from retaliating against anyone participating in the litigation and continuing monitoring of KCPL's compliance with anti-discrimination laws. Because of the vagueness of the complaint, it is not possible at this time to evaluate the materiality of the relief sought by the proposed class if certified. However, if no class is certified by the court, and KCPL believes that it will be able to successfully defend the certification of any class action, then the relief sought by the individual plaintiffs in this action would not be material to KCPL's financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.



                          PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

KCPL's common stock is listed on the New York and Chicago stock exchanges under the symbol KLT. At December 31, 2000, KCPL's common stock was held by 19,110 shareholders of record. Information relating to market prices and cash dividends on KCPL's common stock is set forth below:


                         Common Stock Price Range ($)
                    _________________________________________

                          1999                   2000
                    _________________       _________________

         Quarter     High      Low           High      Low
         _______    _______   _______       _______   _______

         First      29.625    24.625        29        20.875
         Second     28.1875   23.3125       28.75     22.50
         Third      26.6875   22.1875       28.75     23.5625
         Fourth     25.125    20.8125       28.1875   23.8125



                           Common Stock Dividends Declared
                        ___________________________________

          Quarter        1999         2000            2001
          _______       ______       ______          ______

          First         $0.415       $0.415          $0.415
          Second         0.415        0.415
          Third          0.415        0.415
          Fourth         0.415        0.415

KCPL's Restated Articles of Consolidation contain certain restrictions on the payment of dividends on KCPL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
                                     Year Ended December 31
                             2000(a)   1999(a)   1998(b)   1997(b)   1996(b)
                             (dollars in millions except per share amounts)

Operating revenues           $1,116    $  921    $  973    $  917    $  905
Income before cumulative
  effect of changes in
  accounting principles (c)  $  129    $   82    $  121    $   77    $  108
Net income                   $  159    $   82    $  121    $   77    $  108
Basic and diluted earnings
  per common share before
  cumulative effect of
  changes in accounting
  principles (c)             $ 2.05    $ 1.26    $ 1.89    $ 1.18    $ 1.69
Basic and diluted earnings
  per common share           $ 2.54    $ 1.26    $ 1.89    $ 1.18    $ 1.69
Total assets at
  year end                   $3,294    $2,990    $3,012    $3,058    $2,915
Total mandatorily redeemable
  preferred securities       $  150    $  150    $  150    $  150    $    0
Total redeemable
  preferred stock and
  long-term debt
  (including current
  maturities)                $1,136    $  815    $  913    $1,008    $  971
Cash dividends per
  common share               $ 1.66    $ 1.66    $ 1.64    $ 1.62    $ 1.59

(a)  See Management's Discussion for explanation of 2000 and 1999 results.
(b) KCPL incurred significant merger-related costs of $15 million in 1998, $60 million in 1997 and $31 million in 1996. Included in 1997 merger expense is the $53 million payment to UtiliCorp United (UtiliCorp) for terminating the merger with UtiliCorp and agreeing to a merger with Western Resources Inc. Subsequently, the planned merger with Western Resources Inc. was terminated.
(c) In 2000, this amount is before the $30.1 million after taxes cumulative effect of changes in methods of accounting for pensions. For further information concerning the changes in accounting, see Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on the consolidated financial condition and results of operations during the periods presented. It should be read in conjunction with the accompanying Financial Statements and Notes. Note 7. Segment and Related Information summarizes the income statement by segment. The consolidated company (referred to throughout as consolidated or the Company) consists of Kansas City Power & Light Company (KCPL), KLT Inc., Home Service Solutions Inc. (HSS) and the new unregulated generation subsidiary.

Consolidated Earnings Overview

                  For the Years Ended December 31
                                        2000     1999    1998
 Earnings per share (EPS) summary
   KCPL                               $ 0.91   $ 1.34  $ 1.82
   KLT Inc.                             1.36    (0.02)   0.07
   HSS Inc.                            (0.22)   (0.06)      0
     EPS before cumulative effect of
       changes in pension accounting    2.05     1.26    1.89
   Cumulative effect of changes
     in pension accounting              0.49        0       0
     Reported Consolidated EPS        $ 2.54   $ 1.26  $ 1.89

Consolidated EPS, excluding the impact of the cumulative effect of changes in pension accounting, increased $0.79 in 2000 compared to 1999. This increase is primarily due to a $1.10 EPS increase resulting from KLT Gas' sales of producing natural gas properties to Evergreen Resources, Inc. and Barrett Resources Corporation offset by a $0.21 EPS charge for a $12.7 million tax reserve recorded for a proposed Internal Revenue Service (IRS) adjustment regarding Corporate Owned Life Insurance (COLI). See Note 17 to the consolidated financial statements for further information concerning COLI. Consolidated EPS decreased $0.63 in 1999 compared to 1998 primarily due to reduced contributions from KLT Inc. and HSS of $0.15 per share and from KCPL of $0.48 per share. The reduced contributions from KLT Inc. and HSS were primarily due to higher losses from equity method investments in 1999 compared to 1998. The reduced contribution from KCPL was primarily due to cooler summer weather in 1999, despite intense heat in July 1999, than in 1998 and increased expenses because of the unavailability of Hawthorn No. 5.

Effective January 1, 2000, the Company changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required the Company to record the cumulative effect of these changes increasing common stock earnings by $0.49 per share or $30.1 million. Additionally, the changes in pension accounting reduced pension expense by $8.2 million for the year 2000, increasing earnings by $0.08 per share. Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future. The portions of the cumulative effect of pension accounting changes attributable to KLT Inc. and HSS are immaterial and therefore have not been allocated to these subsidiaries. See Note 3 to the Consolidated Financial Statements for further information.

For further discussion regarding each segment's contribution to consolidated EPS, see its respective Earnings Overview section below.

KCPL Operations

KCPL Business Overview

KCPL, a regulated utility, consists of two business units - generation and delivery. Dividing into two business units has provided KCPL the opportunity to reexamine the businesses' internal processes in order to operate more efficiently and create additional value for shareholders.

In addition to the rebuild of Hawthorn No. 5 (projected to be on-line in June 2001), KCPL has increased its generating capacity. In July 1999, Hawthorn No. 6, a 141-megawatt natural gas-fired unit was placed in service. Hawthorn Nos. 7, 8 and 9 were placed into commercial use during the summer of 2000. Hawthorn Nos. 7, 8 and 9 combined have 294 megawatts of natural gas-fired generating capacity. KCPL's generating capacity will be over 3,700 megawatts after completion of the Hawthorn No. 5 rebuild.

The delivery business consists of transmission and distribution that serves over 467,000 customers and experiences annual load growth of around 2% to 3% through increased customer usage and additional customers. Rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until 2002.

KCPL has a regulatory obligation to join a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO) by December 2001. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access.

KCPL Earnings Overview

KCPL's contribution to consolidated EPS, excluding the cumulative effect of changes in pension accounting, was $0.91 in 2000, $1.34 in 1999 and $1.82 in 1998. The following table and discussion highlight significant factors affecting the changes in KCPL's EPS contribution between the three years.

                                         2000         1999
 Factors impacting the change in      compared to  compared to
 KCPL's EPS contribution                 1999         1998

 Merger impact                         $ (0.03)     $  0.23
 Retail customers' rate reduction in
  Missouri effective March 1, 1999       (0.02)       (0.13)
 July 1999 heat storm                     0.18        (0.18)
 (Increased) Decreased cost of
  purchased power energy, excluding
  July 1999                              (0.32)        0.04
 Proposed IRS adjustment regarding
  COLI (see Note 17 to the
  consolidated financial statements)     (0.21)           0
 Increased price of natural gas
  and oil                                (0.13)           0
 Replacement power insurance and
 options to purchase capacity            (0.08)           0
 Other (see discussion below)             0.18        (0.44)
      Total                              (0.43)       (0.48)

Contributing to the other factors impacting KCPL's EPS contribution in 2000 compared to 1999 are the following:
  - Increased retail sales primarily due to warmer summer weather and colder winter weather in 2000 compared to 1999 and continued load growth.
  - Increased impact of the unavailability of Hawthorn No. 5 (see discussion below).
  - Increased natural gas-fired generation as a percentage of total generation because of the addition of Hawthorn Nos. 6 through 9. Natural gas has a significantly higher fuel cost per mmBtu of generation than coal or nuclear fuel.
  - Increased expenses because of the write-off of $4.3 million of billings for November and December 2000 sales to one of KCPL's larger customers because of their Chapter 11 bankruptcy filing on February 7, 2001. Additional unpaid billings of about $2 million were incurred after January 1, 2001, but prior to the bankruptcy and will be written off in the first quarter of 2001. Billings subsequent to the bankruptcy are being paid weekly. Any recoveries from this bankruptcy proceeding will be recorded in income when received.
  - Increased depreciation expenses mostly due to increased depreciation of capitalized computer software for internal use and normal increases in depreciation from capital additions.
  - Increased interest expenses due to higher average levels of borrowing and higher average interest rates.

Contributing to the other factors impacting KCPL's EPS contribution in 1999 compared to 1998 are the following:
  - Decreased retail sales primarily due to cooler summer weather in 1999, despite intense heat in July 1999, compared to 1998 partially offset by continued load growth.
  - The impact of the unavailability of Hawthorn No. 5 (see discussion below).
  - Increased operating expenses in 1999 compared to 1998, excluding the impact of the unavailability of Hawthorn No. 5.

Assuming normal weather and operating conditions, KCPL originally estimated a net increase in expenses of $31 million before taxes in 2000 because of the unavailability of Hawthorn No. 5. Due to the abnormal weather (warmer in the summer and colder in the winter) and significantly higher prices of natural gas, oil and purchased power, actual expenses significantly exceeded the projection. These higher prices increased expenses by about $45 million. While the exact impact of the unavailability of Hawthorn No. 5 with respect to these higher prices cannot be determined, a significant portion of this additional expense can be attributed to the Hawthorn No. 5 outage.

KCPL estimated for the year 1999, excluding the impact of the July heat storm, a net increase in expenses of $10 million before taxes due to the February 17, 1999, Hawthorn No. 5 explosion. Weather during July 1999 was abnormal. Intense and prolonged heat during the last half of July 1999 contributed to a reduction of KCPL's EPS contribution of $0.18. A portion of this reduction in EPS can be attributed to the unavailability of Hawthorn No. 5. However, it is not possible to estimate the impact of the unavailability of Hawthorn No. 5 on that portion of the reduction in EPS that resulted from the July 1999 heat storm.

Assuming normal weather and operating conditions, KCPL estimates a net increase in expenses of $3 million before taxes for the year 2001 because of the unavailability of Hawthorn No. 5. This estimate mainly includes the effect of increased net replacement power costs, reduced bulk power sales and reduced fuel expense at Hawthorn No. 5.

KCPL Megawatt-hour (Mwh) Sales and Electric Sales Revenues

                            2000 compared to 1999     1999 compared to 1998
                                Mwh   Revenues            Mwh   Revenues
                                       (revenue change in millions)
 Retail:
  Residential                    10 %     $ 28            (3)%    $(10)
  Commercial                      7 %       19             1 %      (5)
  Industrial                      0          8            (1)%       1
  Other                           9 %        0             2 %       0
   Total retail                   6 %       55            (1)%     (14)
 Sales for resale:
  Bulk power sales              (25)%       (5)          (38)%     (26)
  Other                           4 %        0            (1)%       0
   Total                                    50                     (40)
 Other revenues                              5                      (2)
   KCPL electric sales revenues           $ 55                    $(42)


In 1999, the Missouri Public Service Commission (MPSC) approved a stipulation and agreement that called for KCPL to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999. Revenues decreased by approximately $2 million in 2000 as a result of the Missouri rate reduction. As part of the stipulation and agreement, KCPL, MPSC Staff or the Office of Public Counsel will not file any case with the Commission requesting a general increase or decrease, rate credits or rate refunds that would become effective prior to March 1, 2002.

The Kansas Corporation Commission (KCC) approved a rate settlement agreement, effective January 1, 1998, authorizing a $14.2 million annual revenue reduction and an annual increase in depreciation expense of $2.8 million. Pending the approval of a new Kansas rate design, KCPL accrued $14.2 million during 1998 for refund to customers. The new rate design was approved in December 1998 and directed KCPL to refund, starting March 1, 1999, the $14.2 million accrued during 1998, plus the amount that KCPL accrued for January and February 1999.

In 2000, retail revenues reached their highest level in KCPL's history. Retail mwh sales increased in 2000 compared to 1999 primarily due to the impacts of weather and continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. KCPL set a record summer peak demand for the consumption of energy of 3,374 megawatts on August 28, 2000. KCPL also set a record winter peak of 2,382 megawatts on December 18, 2000. In addition, industrial revenues increased because KCPL was able to pass through its higher costs of fuel and purchased power to certain industrial customers under special contracts. In December 2000, three major customers under special contract chose to cancel their special contract pricing and be billed under KCPL's existing tariff rate structure. Also, one of KCPL's larger customers filed for bankruptcy on February 7, 2001, and will close its Kansas City, Missouri facilities. KCPL expects that the lost megawatt-hour sales as a result of this closure will improve future earnings through a combination of reduced purchased power costs during high load conditions and the sale of the electricity to other customers at higher rates during other periods. Milder than normal weather decreased retail mwh sales in 1999 compared with 1998, but the decrease was partially offset by continued load growth. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to decreased bulk power mwh sales of 25% in 2000 and 38% in 1999. However, the average price per mwh of bulk power sales in 2000 increased 17% from 1999, partially offsetting the effect of lower bulk power mwh sales on revenues.

KCPL Fuel and Purchased Power

Fuel costs increased by $23.8 million in 2000 compared to 1999 primarily due to the addition of gas-fired generation and higher costs per mmBtu of natural gas and oil. In 2000, KCPL added 294 megawatts of natural gas-fired generation with the completion of Hawthorn Nos. 7, 8 and 9. This increase in generation capacity replaced more expensive purchased power contracts. Natural gas has a significantly higher cost per mmBtu of generation than coal or nuclear fuel. In addition, the cost of natural gas and oil increased considerably in 2000 resulting in about a $13 million increase in 2000 fuel costs compared to 1999. Fuel costs decreased by $14.0 million in 1999 compared to 1998 primarily due to decreased fuel costs at Hawthorn No. 5 as a result of the February 1999 explosion.

During 2000, fossil plants represented about 72% and the nuclear plant about 28% of total generation. During 1999, fossil plants represented about 71% and the nuclear plant about 29% of total generation.
Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCPL expects the price of nuclear fuel to remain fairly constant through the year 2003. KCPL's coal procurement strategies continue to provide coal costs below the regional average.

Purchased power expenses increased $11.0 million in 2000 compared to 1999 primarily due to the unavailability of Hawthorn No. 5 and higher customer demand. In addition, excluding the impact of the July 1999 heat storm, the cost per mwh of purchased power increased by 66% in 2000 from 1999 resulting in higher purchased power energy costs primarily due to the addition of new natural gas-fired generation throughout the country. The cost per mwh for purchased power is significantly higher than the fuel cost per mwh of generation. Purchased power expenses increased $31.1 million in 1999 compared to 1998 primarily due to the July 1999 heat storm and the unavailability of Hawthorn No. 5. As a result of the intense and prolonged heat in the Midwest during the last half of July 1999 and the unavailability of Hawthorn No. 5, KCPL incurred purchased power costs of $35.1 million in July 1999, an increase of $25.1 million over July 1998.

KCPL Other (including other operating, maintenance and general tax expenses)

Other expenses for 2000 increased about $30 million or 9% from 1999 primarily due to the following:
- Production expenses increased because of the cost of replacement power insurance incurred during the summer months of 2000, energy costs incurred during the test runs at Hawthorn Nos. 7, 8 and 9 and increased production training costs. Production expenses also increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999, and higher operating expenses at certain generating units. Partially offsetting this increase was a decrease in operating expenses at the Wolf Creek Generating Station, a nuclear unit.
- Administrative and general expenses increased primarily due to increased salary expenses for implementation of system applications and increased legal costs partially offset by the impact of the changes in pension accounting.
- Production maintenance expenses increased $6.8 million in 2000.
  These expenses vary primarily due to the timing of scheduled maintenance at KCPL's generating units.
- Distribution expenses increased primarily due to $3.5 million of costs incurred as a result of July and August 2000 storm damage.

- Other operating expenses decreased about $4 million because of the October 1999 sale of accounts receivable to KCPL Receivable Corporation. Bad debt expenses associated with the receivables were reflected as other operating expenses prior to the sale and are reflected as other expenses subsequent to the sale.

Other expenses for 1999 declined slightly from 1998 and were impacted by the following:
- Hawthorn No. 5's other operation and maintenance expenses decreased because of the February 1999 explosion.
- Production maintenance expenses decreased $10.1 million in 1999. These expenses vary primarily due to the timing of scheduled maintenance at KCPL's generating units.
- Administrative and general expenses increased primarily due to increased salary expenses for implementation of system applications. A portion of the 1998 salary expenses were able to be capitalized during the development of these applications.
- Customer accounts expenses for meter reading and customer record keeping increased in 1999.

KCPL Other Income and Expenses

KCPL's other expenses increased in 2000 to $16.3 million from $8.8 million in 1999 primarily because of a $4 million increase in net expenses resulting from the continued installation of streetlights for the City of Kansas City. In addition, the October 1999 sale of accounts receivable to KCPL Receivable Corporation increased expenses by about $4 million in 2000. Bad debt expenses associated with the receivables were reflected as other operating expenses prior to the sale and are reflected as other expenses subsequent to the sale.
Other expenses also increased by $4.3 million because of the write-off of billings to KCPL's largest customer as a result of its bankruptcy filing. These increased expenses were partially offset by a $3.0 million decline in merger-related expenses in 2000 from 1999. KCPL's other expenses decreased in 1999 to $8.8 million from $16.2 million in 1998 primarily due to a $11.4 million decline in merger-related expenses in 1999 from 1998.

KCPL Interest Charges

KCPL's long-term debt interest expense increased to $48.5 million in 2000 from $40.6 million in 1999, reflecting higher average levels of outstanding long-term debt and higher average interest rates on variable rate debt. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL in March 2000 and $250 million of unsecured fixed-rate senior notes issued in December 2000, partially offset by $52.5 million of scheduled debt repayments by KCPL.

KCPL uses interest rate swap and cap agreements to limit the volatility in interest expense on a portion of its variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant. KCPL does not use derivative financial instruments for speculative purposes.

Short-term debt interest expense increased to $11.1 million in 2000 from $3.2 million in 1999 and $0.3 million in 1998 reflecting higher average levels of outstanding short-term debt by KCPL. KCPL primarily used the proceeds from the issuance of senior notes to reduce the outstanding commercial paper to $55.6 million at December 31, 2000. KCPL had $214.0 million of commercial paper outstanding at December 31, 1999 and no outstanding commercial paper at December 31, 1998.

Wolf Creek

Wolf Creek is one of KCPL's principal generating units, representing about 17% of KCPL's 2000 generating capacity, which excludes the Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 29% of KCPL's annual mwh generation while operating at an average capacity of 93%. Furthermore, Wolf Creek has the lowest fuel cost per mmBtu of any of KCPL's generating units.

KCPL accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's next refueling and maintenance outage is scheduled for the spring of 2002 and is estimated to be a 30-day outage.

Wolf Creek's assets represent about 34% of utility total assets and its operating expenses represent about 19% of utility operating expenses. No major equipment replacements are currently projected. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCPL's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the Nuclear Regulatory Commission could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

Ownership and operation of a nuclear generating unit exposes KCPL to risks regarding decommissioning costs at the end of the unit's life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 5 to the Consolidated Financial Statements.

KCPL Projected Construction Expenditures

Total utility capital expenditures, excluding allowance for funds used
during construction, were $401.0 million in 2000.   The utility
construction expenditures, excluding expenditures by the new unregulated generation subsidiary and the Hawthorn No. 5 rebuild, are projected for the next five years as follows:

                            Projected Construction Expenditures
                           2001   2002  2003   2004  2005   Total
                                         (millions)
 Generating facilities     $  46  $  31 $  19  $  25 $  20  $ 141
 Nuclear fuel                 20      1    20     19     1     61
 Distribution and
  transmission facilities     80     76    75     61    62    354
 General facilities           17      7     4      4     4     36
      Total                $ 163  $ 115 $ 118  $ 109 $  87  $ 592

This construction expenditure plan is subject to continual review and change.

On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn No. 5 unit. The boiler, which was not operating at the time, was destroyed, but there were no injuries. KCPL's investigation indicates that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. Through December 31, 2000, KCPL has received $130 million in insurance recoveries under this coverage and has recorded the recoveries in Utility Plant - accumulated depreciation on the consolidated balance sheet.

KCPL has entered into a contract for construction of a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Expenditures, excluding capitalized interest, for rebuilding Hawthorn No. 5, were $207.6 million in 2000, $35.6 million in 1999 and are projected to be about $73 million in 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received. Construction on the new unit, expected to have a capacity of 550 megawatts, is progressing and is on target to be on-line in June 2001.

KLT Inc. Operations

KLT Inc. Business Overview

KLT Inc., an unregulated subsidiary, pursues business ventures in higher growth businesses. Existing ventures include investments in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships. The Company's investment in KLT Inc. was $119 million at December 31, 2000 and December 31, 1999 and increased to $150 million on February 6, 2001.

Telecommunications
At December 31, 2000, KLT Telecom owned 47% of DTI Holdings, Inc. (acquired in 1997), the parent company of Digital Teleport, Inc.
(DTI), a facilities-based telecommunications company. Through utilization of a $94 million bridge loan from KLT Telecom, DTI successfully completed a tender offer to restructure its debt on February 1, 2001, reducing interest costs and improving cash flow going forward. On February 8, 2001, KLT Telecom increased its ownership from 47 percent to 84 percent of DTI Holdings, Inc. See
Note 15 to the Consolidated Financial Statements for further information.

The strategic design of the DTI network allows DTI to offer reliable, high-capacity voice and data transmission services, on a region-by-region basis, to primary carriers and end-user customers who seek a competitive alternative to existing providers. DTI's network infrastructure is designed to provide reliable customer service through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If the network experiences a failure of one of its links, the routing intelligence of the equipment transfers traffic to the next choice route, thereby ensuring delivery without affecting customers. DTI currently provides services to other communication companies including Tier 1 and Tier 2 carriers. DTI also provides private line services to targeted business and governmental end-user customers. DTI Holdings estimates total capital expenditures in excess of $250 million to complete its network.

Natural Gas Development and Production
KLT Gas Inc.'s business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the natural gas industry where it believes its expertise gives it a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. While gas prices have been volatile recently and are unlikely to continue to increase at levels experienced over the past year, KLT Gas continues to believe the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

In 2000, KLT Gas completed sales of a portion of its coalbed methane properties for total proceeds of $237.2 million resulting in an after tax gain of $68.0 million ($1.10 per share). The sales consisted of interests in 240 wells and 81,000 acres of producing natural gas properties. After the sales, KLT Gas' remaining properties are located in Colorado, Texas, Wyoming, Oklahoma, Kansas, Montana and North Dakota. The properties cover approximately 173,000 undeveloped acres.

Energy Services
Strategic Energy LLC (SEL) is an energy services provider that operates in the newly deregulated electricity markets of Pennsylvania, Southern California, Ohio and New York. SEL began operations in 1987 as an energy consulting firm. In 1999, KLT Energy Services acquired a 56% ownership interest (49% of the voting interest) in SEL. In 2000, KLT Energy Services invested an additional $6.9 million to increase its ownership interest to 72% (69% of the voting interest). In 2001, in exchange for its $5.6 million preferred stock ownership in an energy services company, KLT Energy Services received additional shares of SEL increasing its ownership and voting interests to 83%.

As a result of dramatic changes in the electricity and natural gas markets, and on the strength of SEL's value to its customers, revenues have grown from $7 million in 1998, to $62 million in 1999, and to $130 million in 2000. The consolidated income statements only reflect the year 2000 revenues because SEL was only consolidated as of January 1, 2000. It was recorded on an equity basis in 1999.

SEL acts as an energy manager in deregulated markets on behalf of over 7,000 commercial and industrial customers. SEL enters into long term contracts (1-5 years) with customers to supply energy and manage their energy needs. For this service they receive an ongoing management fee plus the contracted price for the electricity and natural gas. SEL purchases energy in the wholesale markets to meet its customers energy needs. On occasion, SEL must purchase small blocks of power prior to the sales contract in order to quote stable pricing to new potential customers. SEL has deployed strong professional risk management practices and strategies to manage this market risk.

SEL's supplier and customer base are both very diverse. Suppliers include small and large energy generators across the country. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Its customer base is currently concentrated in the four previously mentioned deregulated states, with the largest concentration being in Pennsylvania with approximately 300 megawatts of its total 485 megawatt load.

KLT Inc. Earnings Overview

The following table and discussion highlight significant factors affecting KLT Inc.'s contribution to consolidated EPS for the years 2000, 1999 and 1998.

                                     For the year ended December 31
                                     2000         1999         1998
                                          (earnings per share)
 KLT Inc. normal operations         $ 1.55       $ 0.30       $ 0.24
 Realized loss on CellNet stock      (0.05)           0            0
 Sale of Nationwide Electric             0         0.20            0
 Write-down of Lyco investment           0        (0.03)           0
 Write-off of a note receivable          0        (0.05)           0
 KLT Power transactions                  0            0        (0.02)
 KLT Telecom - Digital
  Teleport Inc.                      (0.14)       (0.24)       (0.09)
 KLT Telecom - Telemetry
  Solutions                              0        (0.20)       (0.06)
    KLT Inc. EPS contribution       $ 1.36       $(0.02)      $ 0.07

In 2000, KLT Gas recorded a gain on sales of property increasing KLT Inc.'s normal operations earnings per share by $1.10 as a result of KLT Gas' sale of producing natural gas properties. KLT Inc.'s normal operations earnings per share also increased primarily due to improved earnings from KLT Gas' investments in natural gas development and production, and income from SEL.

In 2000, KLT Investments II wrote off its investment of $4.8 million before taxes in CellNet Data Systems Inc. Through December 31, 1999, $3.8 million before taxes, or $0.04 per share, of this loss had been reported as an unrealized loss in the Consolidated Statements of Comprehensive Income. Also in 2000, KLT Telecom recorded equity losses on its investment in DTI Holdings, Inc. of $14.3 million. At June 30, 2000, the equity investment in DTI Holdings, Inc. had been completely written down. However, additional equity losses of $0.4 million were recorded because KLT Telecom purchased $3.2 million of DTI bonds in 2000.

In 1999, KLT Energy Services sold all of the stock it held in Nationwide Electric, Inc., resulting in a gain of $19.8 million. Also in 1999, because Telemetry Solutions' subsidiaries were unable to bring their products to market, KLT Telecom decided to cease funding Telemetry Solutions and wrote off its investment. (Both the write off of the investment ($0.13 per share) and the operating losses incurred prior to the write off are included on the KLT Telecom - Telemetry Solutions line in the earnings per share table above).

KLT Inc. Operating Income

KLT Inc.'s operating income increased $131.4 million in 2000 from 1999 primarily due to a $110.6 million before tax gain on property recorded by KLT Gas on the sale of natural gas producing properties. Also in 2000, KLT Energy Services increased its ownership interest in SEL to 72% and began consolidating SEL's operations. In 1999, KLT Energy
Services reported SEL as an equity method investment only.   The
consolidation of SEL added about $15 million to KLT Inc.'s operating income in 2000, which after taxes and minority interests resulted in about $6 million of net income.

KLT Inc. Other Income and Expenses

KLT Inc.'s other income and expenses decreased to $0.3 million of expense in 2000 compared to $1.1 million of income in 1999 primarily due to minority interests in SEL recorded in 2000 of $4.4 million because KLT Energy Services began consolidating SEL in 2000 and $4.8 million of realized losses on an investment in CellNet. These decreases were partially offset by an increase in interest and dividend income of $4.2 million and unrealized gains of $3.8 million on trading securities acquired in 2000. KLT Inc.'s other income decreased in 1999 compared to 1998 primarily due to decreased dividend and interest income of $4.2 million because in 1998 KLT Power received dividend income on an investment prior to the sale of the common stock of KLT Power.

KLT Inc. Taxes

KLT Inc.'s income taxes increased in 2000 compared to 1999 primarily because of $42.6 million in income tax expense incurred by KLT Gas on the gain from the sale of natural gas producing properties. KLT Inc. accrued tax credits of $26.7 million in 2000, $28.2 million in 1999 and $25.1 million in 1998 related to investments in affordable housing limited partnerships and natural gas investments.

HSS Operations

HSS, an unregulated subsidiary, pursues business ventures primarily in residential services. HSS has a 49% ownership in R.S. Andrews
Enterprises, Inc. (RSAE), a consumer services company in Atlanta,

Georgia. Additionally, Worry Free Service, Inc., a wholly owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

The Company's investment in HSS was $46.3 million at December 31, 2000, and December 31, 1999. HSS' loss for 2000 totaled $13.5 million ($0.22 per share) compared to a loss of $3.7 million ($0.06 per share) for 1999 and a loss of $0.1 million for 1998. HSS' increased loss for 2000 was primarily due to writing down its investment in RSAE and continuing equity losses on this investment. At December 31, 2000, the Company's accumulated losses were $18.0 million on its investment in HSS.

New Unregulated Generation Subsidiary

A new unregulated generation subsidiary will focus on fossil fuel-fired electric generation in the central part of the U.S. Five combustion turbines have already been ordered by KCPL to add 385 megawatts of peaking capacity to serve the region and a sixth combustion turbine will be ordered at a later date. The Company currently plans to transfer these units to the new unregulated subsidiary later this year after the holding company structure is approved. The new subsidiary anticipates that five of the combustion turbines will be placed in service in 2003 and one in 2005. The new subsidiary's construction expenditures, excluding capitalized interest, are projected for the next five years as $61 million in 2001, $62 million in 2002, $39 million in 2003, $11 million in 2004, and $3 million in 2005. Operating leases may be used to replace some of these expenditures. A significant portion of the output from these units will be sold to KCPL.

Other Consolidated Discussion

Significant Consolidated Balance Sheet Changes (December 31, 2000
compared to December 31, 1999)

  - Receivables increased $43.8 million primarily due to $31.5 million in receivables recorded by KLT Energy Services due to the consolidation of SEL and a $18.5 million increase in a receivable from KCPL Receivable Corporation. Because of a colder than normal November and December
     2000, there were higher customer accounts receivable available to sell to KCPL Receivable Corporation. These increases were partially offset by decreased receivables of $6.0 million from partners in jointly-owned plants.
  - Equity securities of $18.6 million include $10.0 million in common stock received as proceeds in the sale of natural gas properties to Evergreen Resources, Inc. by KLT Gas and $4.8 million of a publicly-traded common stock purchased by KLT Energy Services in September 2000 under an option agreement. These common stock holdings increased in value by $3.8 million since acquisition.
  - Gas property and investments decreased $48.5 million primarily because of the sales of KLT Gas properties in 2000 partially offset by additional expenditures.
  - Other investments and nonutility property decreased $43.1 million in part due to $18.8 million in losses incurred by HSS on its investment in RSAE because of writing down its investment and continuing equity losses on this investment. Also contributing to this decrease was a $20.2 million decrease in KLT Inc.'s investments including:
     - $ 7.3 million decrease due to increased ownership in SEL resulting in a change in the accounting for SEL from the equity method to consolidation,
     - $ 11.2 million decrease due to $14.3 million in equity losses from the investment in Digital Teleport Inc., partially offset by a purchase of DTI bonds in 2000.
  -  Utility plant - construction work in process increased $151.0 million primarily due to increases of $218.6 million, including $11.0 million of capitalized interest, at Hawthorn No. 5 for rebuilding the boiler partially offset by amounts related to the construction of Hawthorn Nos. 7, 8 and 9 which were placed into commercial service in 2000. Hawthorn Nos. 7, 8 and 9 had $45.1 million in construction work in process at December 31, 1999.
  - Prepaid pension costs of $68.3 million were recorded because KCPL changed its methods of accounting for pension expenses (see Note 3 to the Consolidated Financial Statements).
  - Other deferred charges increased $8.6 million primarily due to increased goodwill resulting from KLT Energy Services' purchase of an additional ownership interest in SEL and the change in accounting for SEL from the equity method to consolidation.
  - Notes payable to banks decreased $24.7 million because KLT Gas repaid its notes payable in 2000.
  - Commercial paper decreased $158.4 million due to repayments with the proceeds from the long-term debt issuances partially offset by additional commercial paper borrowings as expenditures exceeded cash receipts.
  - Current maturities of long-term debt decreased $35.2 million reflecting the repayment of KLT Inc.'s bank credit agreement, which was $61.0 million at December 31, 1999, with the proceeds from the sale of certain gas producing properties partially offset by a $27.5 million increase in the current portion of KCPL's medium-term notes.
  - Accounts payable increased $89.9 million primarily due to $22.4 million in accounts payable recorded by KLT Energy Services due to the consolidation of SEL, $23.0 million in accounts payable recorded by KLT Gas for the current portion of the cost to reduce its hedge position on natural gas sales and other transaction costs, and KCPL's timing of paying December 2000 invoices.
  - Accrued taxes increased $13.4 million primarily because of a proposed IRS adjustment regarding COLI.
  - Capitalization increased $412.7 million primarily due to KCPL's issuances of $200 million of unsecured medium-term notes and $250 million of unsecured senior notes. Proceeds from these issuances were used to repay outstanding commercial paper. Additionally, the Company recorded net income in excess of dividends declared of $54.4 million, including $30.1 million for the cumulative effect of changes in pension accounting. Partially offsetting these increases in capitalization, KLT Investments reclassified $13.6 million of affordable housing notes to current maturities and KCPL reclassified $80.0 million of long-term debt to current maturities.

Consolidated Capital Requirements and Liquidity

The consolidated company's liquid resources at December 31, 2000, included cash flows from operations; $150 million of registered but unissued debt securities; and $324 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $199 million and KLT Inc.'s bank credit agreement of $125 million.

The Company continues to generate positive cash flows from operating activities. Individual components of working capital will vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Cash from operating activities increased in 2000 from 1999 primarily due to changes in certain working capital items (as detailed in Note 2 to the Consolidated Financial Statements). In addition, the buyout of a fuel contract; the refund of amounts accrued for the Kansas rate refunds; and a payment of $19 million to the IRS to settle certain outstanding issues decreased cash flows from operating activities in 1999. Partially offsetting these changes for 2000, net income before non-cash expenses decreased. The decrease in cash from operating activities in 1999 from 1998 was primarily due to decreased income before non-cash expenses, the significant 1999 cash payments as discussed above and changes in certain working capital items.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for investing activities increased in 2000 compared to 1999 reflecting increased utility capital expenditures for construction projects at the Hawthorn generating station, increased purchases by KLT Gas of natural gas investments and KLT Energy Services' exercise of its option to acquire common stock of a publicly-traded company. The receipt of $50 million of partial insurance recoveries related to Hawthorn No. 5 and proceeds from the sales of KLT Gas properties reduced cash used for investing activities in 2000. Cash used for investing activities increased in 1999 compared to 1998 primarily because of increased utility capital expenditures, increased utility plant net removal costs and increased expenditures for natural gas nonutility property. Proceeds from the sale of Nationwide Electric, Inc. stock by KLT Energy Services and $80 million in partial insurance recoveries related to Hawthorn No. 5 partially offset these increases in 1999.

Cash from financing activities increased in 2000 primarily because KCPL issued $200 million of unsecured medium-term notes and $250 million of unsecured senior notes in 2000. KLT Gas borrowed $51 million on a new bank credit agreement and repaid the amount in full in 2000. Also, KCPL's scheduled debt repayments were about $17 million lower in 2000 than in 1999. Furthermore, KCPL's short-term borrowings increased in 2000. However, the increase was more than offset by the repayment with proceeds from the unsecured note issuances. Partially offsetting these increases, KLT Inc. repaid borrowings on its bank credit agreement, which was $61.0 million at December 31, 1999, with proceeds from the sales of KLT Gas properties. Cash used for financing activities decreased in 1999 compared to 1998 primarily due to $214 million of commercial paper that KCPL borrowed during 1999. Partially offsetting this decrease, KCPL redeemed $50 million of preferred stock in 1999.

On October 20, 2000, Standard and Poor's Corporation lowered its long-term credit rating on KCPL secured debt to A- from A and lowered its short-term credit rating to A-2 from A-1. The outlook was changed from negative to stable. Moody's Investors Service's long-term credit rating on KCPL is A1 and its short-term credit rating is P-1. On December 4, 2000, Moody's put KCPL on credit watch for a possible downgrade.

The Company's common dividend payout ratio was 81% (excluding the cumulative effect of changes in accounting principles) in 2000, 132% in 1999 and 87% in 1998. See KCPL and KLT Inc. Earnings Overview sections for discussion of significant factors impacting EPS in 2000, 1999 and 1998.

The consolidated company expects to meet day-to-day operations, utility construction requirements (excluding new generating capacity) and dividends with internally-generated funds. But the Company might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed to retire $713 million of maturing debt through the year 2005 will be provided from operations, refinancings and/or short-term debt. The Company may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

Environmental Matters

The Company's operations must comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including polychlorinated biphenyl (PCBs), asbestos and other hazardous materials. The Federal Comprehensive Environmental Response, Compensation and Liability Act (the Superfund law) imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. In addition, the current owner of contaminated property, as well as prior owners since the time of contamination, may be liable for cleanup costs.

The Company continually conducts environmental audits to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see
Note 5 to the Consolidated Financial Statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The consolidated company is exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis.

Commodity Risk
KCPL and KLT Energy Services, through its majority-owned subsidiary, Strategic Energy, L.L.C. (SEL), engage in the wholesale and retail marketing of electricity, and accordingly, are exposed to risk associated with the price of electricity.

KCPL's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term contracts. KCPL maintains a net positive supply of energy and capacity, through its generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. Including the proposed capacity for the rebuilt Hawthorn No. 5, KCPL's expected reserve margin will approximate 16% of its capacity. However, as necessary, KCPL enters into power purchase agreements with the objective of obtaining low-cost energy to meet its physical delivery obligations to its customers. The Company implemented price and volume risk mitigation measures to protect KCPL in the event of a hot summer period. The Company continually evaluates the need for risk mitigation measures in order to minimize KCPL's financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCPL's sales include the regulated sales of electricity to its retail customers and bulk power sales of electricity in the unregulated, wholesale market. There is a moratorium on changes to Missouri retail rates until 2002. A hypothetical 10% increase in the cost of purchased power would have resulted in a $8.0 million decrease in pretax earnings for 2000. A hypothetical 10% increase in gas and oil fuel costs for generation would have resulted in a $4.0 million decrease in pretax earnings for 2000. Because most of KCPL's 2000 coal requirements were met through fixed price contracts, it was not subject to material market price volatility. KCPL has approximately 95% of its forecasted coal requirements under contract for the year 2001. A portion of these contracts are subject to the market price of coal.

SEL provides power supply coordination services purchasing electricity and reselling it to retail end users. SEL aggregates retail customers into economic purchasing pools, develops predictive load models for the pools and then builds a portfolio of suppliers to provide the pools with reliable power at the lowest possible cost. SEL has entered into significant supply contracts with dispatchable and firm power agreements through the year 2005 that mitigate most of the commodity risk associated with its power supply coordination services.

KLT Gas Inc. entered into two firm gas sales agreements and three financial hedge instruments to mitigate its exposure to market price fluctuations on approximately 85% of its daily gas sales. After the sales of producing natural gas properties in 2000, KLT Gas reduced its hedge position on gas sales at a present value cost of $24.9 million. For further discussion of these agreements see Note 13 to the Consolidated Financial Statements.

The Company continues to believe that KCPL and SEL are not "trading organizations" based on their business philosophy, performance measurement and other management activities. If considered "trading organizations", KCPL and SEL's accounting for purchases of electricity would change. Commitments to purchase and sell energy and energy-related products are currently carried at cost. The Company reports the revenue and expense associated with all energy contracts at the time the underlying physical transaction closes consistent with industry practice and the business philosophy of generating/purchasing and delivering physical power to customers.

Interest Rate Risk
KCPL and KLT Inc. have a combination of fixed rate and variable rate debt. Interest rate swap and cap agreements may be entered into with highly rated financial institutions to reduce interest rate exposure on variable rate debt when deemed appropriate, based upon market conditions. Using outstanding balances and annualized interest rates as of December 31, 2000, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a $3.1 million decrease in pretax earnings for 2000.

Equity Price Risk
KCPL maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of decommissioning its nuclear plant. KCPL does not expect nuclear plant decommissioning to start before 2025. As of December 31, 2000, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the Consolidated Balance Sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3.4 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $2.3 million reduction in the fair value of the equity securities as of December 31, 2000. KCPL's exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCPL is currently allowed to recover its decommissioning costs in its rates.

KLT Energy Services and KLT Gas own common stock of certain companies with a cost basis of $14.8 million. These equity securities are considered trading securities and as such have been recorded at their fair value of $18.6 million at December 31, 2000. These equity securities are exposed to price fluctuations in equity markets. A hypothetical 10% decrease in equity prices would have resulted in a $1.9 million reduction in the fair value of these equity securities as of December 31, 2000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                          KANSAS CITY POWER & LIGHT COMPANY
                          Consolidated Statements of Income



Year Ended December 31                      2000          1999          1998
                                                      (thousands)


Operating Revenues
 Electric sales revenues               $  1,063,804  $   897,393  $   938,941
 Gas sales revenues                          48,297       20,814        9,063
 Other revenues                               3,767        3,275       24,658
  Total                                   1,115,868      921,482      972,662
Operating Expenses
 Fuel                                       153,144      129,255      143,349
 Purchased power                            190,171       94,697       63,618
 Gas purchased and production expenses       30,396       11,125        5,392
 Other                                      249,926      220,534      233,231
 Maintenance                                 74,466       62,589       70,998
 Depreciation                               132,378      123,269      117,913
 (Gain) Loss on property                    (99,118)       1,200        1,420
 General taxes                               92,228       93,051       93,636
  Total                                     823,591      735,720      729,557
Operating income                            292,277      185,762      243,105
Losses from equity investments              (19,441)     (24,951)     (11,683)
Other income and expenses                   (15,353)      (7,382)      (6,160)
Interest charges                             75,686       68,334       71,740
Income before income taxes and
 cumulative effect of changes
 in accounting principles                   181,797       85,095      153,522
Income taxes                                 53,166        3,180       32,800
Income before cumulative effect of
 changes in accounting principles           128,631       81,915      120,722
Cumulative effect to January 1, 2000,
 of changes in accounting principles,
 net of income taxes (Note 3)                30,073            0            0
Net income                                  158,704       81,915      120,722
Preferred stock
 dividend requirements                        1,649        3,733        3,884
Earnings available for
 common stock                          $    157,055  $    78,182  $   116,838
Average number of common
 shares outstanding                          61,864       61,898       61,884
Basic and diluted earnings per common
 share before cumulative effect of
 changes in accounting principles      $       2.05  $      1.26  $      1.89
Cumulative effect to January 1, 2000,
 of changes in accounting principles           0.49            0            0
Basic and diluted earnings
 per common share                      $       2.54  $      1.26  $      1.89
Cash dividends per
 common share                          $       1.66  $      1.66  $      1.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      KANSAS CITY POWER & LIGHT COMPANY
                        Consolidated Balance Sheets


At December 31                                          2000          1999
                                                           (thousands)
ASSETS
Current Assets
 Cash and cash equivalents                           $    34,877   $    13,073
 Receivables                                             115,356        71,548
 Equity securities                                        18,597             0
 Fuel inventories, at average cost                        20,802        22,589
 Materials and supplies, at average cost                  46,402        46,289
 Deferred income taxes                                       737         2,751
 Other                                                    14,455         6,086
   Total                                                 251,226       162,336
Investments and Nonutility Property
 Affordable housing limited partnerships                  98,129       104,260
 Gas property and investments                             47,654        96,191
 Nuclear decommissioning trust fund                       56,800        51,552
 Other                                                    81,624       124,701
   Total                                                 284,207       376,704
Utility Plant, at Original Cost
 Electric                                              3,832,655     3,628,120
 Less-accumulated depreciation                         1,645,450     1,516,255
   Net utility plant in service                        2,187,205     2,111,865
 Construction work in progress                           309,629       158,616
 Nuclear fuel, net of amortization of
  $110,014 and $108,077                                   30,956        28,414
   Total                                               2,527,790     2,298,895
Deferred Charges
 Regulatory assets                                       139,456       137,908
 Prepaid pension costs                                    68,342             0
 Other deferred charges                                   22,870        14,299
   Total                                                 230,668       152,207
   Total                                             $ 3,293,891   $ 2,990,142

LIABILITIES AND CAPITALIZATION
Current Liabilities
 Notes payable to banks                              $         0   $    24,667
 Commercial paper                                         55,600       214,032
 Current maturities of long-term debt                     93,645       128,858
 Accounts payable                                        158,242        68,309
 Accrued taxes                                            14,402           972
 Accrued interest                                         12,553        15,418
 Accrued payroll and vacations                            28,257        20,102
 Accrued refueling outage costs                            1,890         7,056
 Other                                                    14,877        13,569
   Total                                                 379,466       492,983
Deferred Credits and Other Liabilities
 Deferred income taxes                                   590,220       592,227
 Deferred investment tax credits                          50,037        54,333
 Other                                                   121,907       111,009
   Total                                                 762,164       757,569
Capitalization (see statements)                        2,152,261     1,739,590
Commitments and Contingencies (Note 5)
   Total                                             $ 3,293,891   $ 2,990,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      KANSAS CITY POWER & LIGHT COMPANY
                  Consolidated Statements of Capitalization


At December 31                                          2000          1999
                                                           (thousands)
Long-term Debt (excluding current maturities)
 General Mortgage Bonds
  Medium-Term Notes due 2002-08, 7.18% and
   6.99% weighted-average rate                       $   206,000   $   286,000
  5.59%* Environmental Improvement Revenue
   Refunding Bonds due 2012-23                           158,768       158,768
 Senior Notes
  7.125% due 2005                                        250,000             0
  Unamortized debt discount                                 (550)            0
 Medium-Term Notes
  6.69%* due 2002                                        200,000             0
 Environmental Improvement Revenue Refunding Bonds
  5.55%* Series A & B due 2015                           106,500       106,500
  4.50% Series C due 2017                                 50,000        50,000
  4.35% Series D due 2017                                 40,000        40,000
 Affordable Housing Notes
  8.29% and 8.35% weighted-average rate due 2002-08       31,129        44,616
   Total                                               1,041,847       685,884
Company-obligated Mandatorily Redeemable
 Preferred Securities of a trust holding
 solely KCPL Subordinated Debentures                     150,000       150,000
Cumulative Preferred Stock
 $100 Par Value
  3.80% - 100,000 shares issued                           10,000        10,000
  4.50% - 100,000 shares issued                           10,000        10,000
  4.20% -  70,000 shares issued                            7,000         7,000
  4.35% - 120,000 shares issued                           12,000        12,000
 $100 Par Value - Redeemable
  4.00%                                                       62            62
   Total                                                  39,062        39,062
Common Stock Equity
 Common stock-150,000,000 shares authorized
  without par value 61,908,726 shares issued,
  stated value                                           449,697       449,697
 Retained earnings (see statements)                      473,321       418,952
 Accumulated other comprehensive loss
  Unrealized loss on securities available
   for sale                                                    0        (2,337)
 Capital stock premium and expense                        (1,666)       (1,668)
    Total                                                921,352       864,644
    Total                                            $ 2,152,261   $ 1,739,590
*   Variable rate securities, weighted-average rate as of December 31, 2000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      KANSAS CITY POWER & LIGHT COMPANY
                    Consolidated Statements of Cash Flows


Year Ended December 31                         2000        1999        1998
                                                       (thousands)

Cash Flows from Operating Activities
 Net income                                 $  158,704  $   81,915  $  120,722
 Adjustments to reconcile net income
  to net cash from operating activities:
 Cumulative effect of changes in
  accounting principles,
  net of income taxes                          (30,073)          0           0
 Depreciation and depletion                    132,378     123,269     117,913
 Amortization of:
  Nuclear fuel                                  15,227      15,782      19,146
  Other                                         11,940      12,263       9,071
 Deferred income taxes (net)                   (29,542)    (26,784)     (2,468)
 Investment tax credit amortization             (4,296)     (4,453)     (4,471)
 Fuel contract settlement                            0     (13,391)          0
 Losses from equity investments                 19,441      24,951      11,683
 Asset impairments                              17,775      21,078       6,027
 Gain on sale of KLT Gas properties           (110,578)          0           0
 Gain on sale of Nationwide Electric, Inc.
   stock                                             0     (19,835)          0
 Kansas rate refund accrual                          0     (14,200)     14,200
 Allowance for equity funds used
   during construction                          (4,001)     (2,657)     (3,816)
 Other operating activities (Note 2)            16,898     (37,829)     14,656
  Net cash from operating activities           193,873     160,109     302,663
Cash Flows from Investing Activities
 Utility capital expenditures                 (401,041)   (180,687)   (119,540)
 Allowance for borrowed funds used
   during construction                         (12,184)     (3,378)     (2,474)
 Purchases of investments                      (55,531)    (35,072)    (55,154)
 Purchases of nonutility property              (25,466)    (55,792)    (22,611)
 Sale of KLT Gas properties                    225,958           0           0
 Sale of Nationwide Electric, Inc. stock             0      39,617           0
 Sale of KLT Power                                   0           0      53,033
 Hawthorn No. 5 partial insurance recovery      50,000      80,000           0
 Other investing activities                     18,967     (10,316)      8,008
  Net cash from investing activities          (199,297)   (165,628)   (138,738)
Cash Flows from Financing Activities
 Issuance of long-term debt                    500,445      10,889       7,406
 Repayment of long-term debt                  (179,858)   (109,060)   (102,680)
 Net change in short-term borrowings          (183,099)    228,699       8,757
 Dividends paid                               (104,335)   (106,662)   (105,475)
 Redemption of preferred stock                       0     (50,000)          0
 Other financing activities                     (5,925)      1,513      (2,818)
  Net cash from financing activities            27,228     (24,621)   (194,810)
Net Change in Cash and Cash Equivalents         21,804     (30,140)    (30,885)
Cash and Cash Equivalents
  at Beginning of Year                          13,073      43,213      74,098
Cash and Cash Equivalents
  at End of Year                            $   34,877  $   13,073  $   43,213

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY

                 Consolidated Statements of Comprehensive Income

Year Ended December 31                     2000          1999          1998
                                                      (thousands)
Net income                              $  158,704    $   81,915    $  120,722

Other comprehensive loss:
 Unrealized loss on securities
  available for sale                             0        (3,778)       (2,915)

 Income tax benefit                              0         1,367         1,054

 Net unrealized loss on
  securities available for sale                  0        (2,411)       (1,861)

Reclassification adjustment, net of tax      2,337             0             0

Comprehensive Income                    $  161,041    $   79,504    $  118,861

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                   Consolidated Statements of Retained Earnings

Year Ended December 31                     2000          1999          1998
                                                      (thousands)
Beginning Balance                       $  418,952    $  443,699    $  428,452
Net Income                                 158,704        81,915       120,722
                                           577,656       525,614       549,174
Dividends Declared
 Preferred stock - at required rates         1,649         3,911         3,980
 Common stock                              102,686       102,751       101,495

Ending Balance                          $  473,321    $  418,952    $  443,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial statements include the accounts of Kansas City Power & Light Company (KCPL), KLT Inc., Home Service Solutions Inc. (HSS) and a new unregulated generation subsidiary. The consolidated entity is referred to throughout as consolidated or the Company. KCPL is a medium-sized electric utility with more than 467,000 customers at year-end in western Missouri and eastern Kansas. About 95% of KCPL's retail revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About 62% of KCPL's 2000 retail megawatt-hour sales were to Missouri customers, the remainder to Kansas customers.

KLT Inc. and HSS are wholly owned, unregulated subsidiaries. The Company formed KLT in 1992 as a holding company for various unregulated business ventures. Existing ventures include investments in energy services, natural gas development and production, telecommunications and affordable housing limited partnerships. The Company formed HSS in 1998 and invested in R.S. Andrews Enterprises, Inc., a consumer services company in Atlanta, Georgia. Also in 1998, HSS acquired through its subsidiary Worry Free Service, Inc. the Worry Free assets from KCPL. Worry Free assists residential customers in obtaining financing primarily for heating and air conditioning equipment. In February 2001, the Company also formed an unregulated generation company.

Currently, the electric utility accounts for about 90% of consolidated assets. Intercompany balances and transactions have been eliminated.

The accounting records conform to the accounting standards set by the Federal Energy Regulatory Commission (FERC) and generally accepted accounting principles. These standards require the use of estimates and assumptions that affect amounts reported in the financial statements and the disclosure of commitments and contingencies.

Reclassifications

Certain reclassifications have been made to previously issued financial statements to conform to the current year presentation. In 2000, the Company modified its consolidated statements of income to report the unregulated subsidiaries' operations in operating revenues and operating expenses. Previously, the unregulated subsidiaries were not included in operating income. The modification does not affect net income. The consolidated balance sheets and statements of capitalization have been reformatted and the investments and nonutility property section of the balance sheet has been expanded. The consolidated statements of cash flows reflect the impact of the changes to the consolidated statements of income.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Current Assets and Current Liabilities-The stated value of financial instruments classified as current assets or liabilities approximates fair value due to the short-term nature of the instruments. The equity securities are considered trading securities and are recorded at fair value based on quoted market prices. A $3.8 million net increase in the market values of the trading securities has been recorded in income in 2000.

Investments and Nonutility Property-The nuclear decommissioning trust fund is recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties approximates book value. However, the fair value of affordable housing limited partnership cost method investments is below book value (see discussion below). The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt-KCPL's incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. The stated values approximate fair market values.

Investments in Affordable Housing Limited Partnerships

At December 31, 2000, KLT Investments had $98.1 million in affordable housing limited partnerships. About 70% of these investments were recorded at cost; the equity method was used for the remainder. We reduce tax expense in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $66.0 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments completes a valuation study of its cost method investments in affordable housing by comparing the cost of those properties to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Projected annual reductions of the book cost based on the latest valuation study for the years 2001 through 2005 total $14 million, $9 million, $9 million, $12 million and $7 million, respectively. For the years ended December 31, actual reductions recorded were $2.4 million in 2000 and $1.6 million in 1999. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates. Also, based on preliminary external information, management believes the assets could be sold at a loss significantly lower than the accumulated reductions to be recorded during the next five years.

Securities Available for Sale

In 2000, CellNet Data System Inc. (CellNet) completed a sale of its assets to a third party. Accordingly, in March 2000, KLT Inc. realized losses on its investment in CellNet of $4.8 million before taxes ($0.05 per share). At December 31, 1999, $3.8 million before taxes of this loss had been reported as an unrealized loss in the Consolidated Statement of Comprehensive Income. The above before tax amounts were reduced by taxes of $1.7 million in 2000 and $1.4 million in 1999.

Prior to realizing the losses, the investment in CellNet had been accounted for as securities available for sale and adjusted to market value, with unrealized gains or (losses) reported as a separate component of comprehensive income. The cost of these securities available for sale that KLT Investments II held as of December 31, 1999 was $4.8 million. Accumulated net unrealized losses were $2.3 million at December 31, 1999.

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

Through December 31, 2000, KCPL has received $130 million in insurance recoveries related to property destroyed in the February 17, 1999 explosion at the Hawthorn No. 5 generating unit. Recoveries received have been recorded in Utility Plant-accumulated depreciation.

AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is included as a
noncash item in Other income and expenses.   The rates used to compute
gross AFDC are compounded semi-annually and averaged 7.5% for 2000, 7.7% for 1999, and 9.3% for 1998.

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

Nuclear Plant Decommissioning Costs

The Missouri Public Service Commission (MPSC) and the Kansas Corporation Commission (KCC) require the owners of Wolf Creek to submit an updated decommissioning cost study every three years. The following table shows the decommissioning cost estimates and the escalation rates and earnings assumptions approved by the MPSC and the KCC in 2000. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. KCPL does not expect plant decommissioning to start before 2025.

                                         KCC           MPSC
  Future cost of decommissioning:
    Total Station                        $1.2 billion  $1.5 billion
    47% share                            $554 million  $694 million

  Current cost of decommissioning
  (in 1999 dollars):
    Total Station                        $470 million  $470 million
    47% share                            $221 million  $221 million

  Annual escalation factor               3.60%         4.50%
  Annual return on trust assets          6.93%         7.66%

KCPL contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operating expenses and recovered in billings to customers (rates). These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, KCPL believes a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

The trust fund balance, including reinvested earnings, was $56.8 million at December 31, 2000, and $51.6 million at December 31, 1999. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

In 2000, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Statement of Financial Accounting Standards, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, that addressed the accounting for decommissioning costs. The FASB expects to issue a final statement during 2001.

If current electric utility industry accounting practices for decommissioning costs change, annual decommissioning expenses could increase and trust fund income from the external decommissioning trusts could be reported as investment income. KCPL cannot predict the effect of any such changes, if any, on results of operations, financial position, or related regulatory practices. However, KCPL does not anticipate results of operations to be significantly affected as long as it is regulated.

Nuclear Fuel

KCPL amortizes nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity. Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is
responsible for the permanent disposal of spent nuclear fuel.   For
the future disposal of spent nuclear fuel, KCPL pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site may not be available for the industry until 2010 or later, although an interim facility may be available earlier. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek may not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. In early 2000, Wolf Creek completed replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

Regulatory Assets

FASB Statement No. 71 - Accounting for Certain Types of Regulation, applies to regulated entities whose rates are designed to recover the costs of providing service. Under this statement, KCPL defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If FASB 71 were not applicable, the unamortized balance of $139.5 million of KCPL's regulatory assets, net of the related tax benefit, would be written off.

                                                        Amortization
                                         December 31,      ending
                                             2000          period
Regulatory Assets                        (millions)
    Recoverable taxes                      $ 115.0
    Coal contract termination costs           11.3          2003
    1996 snowstorm costs                       1.8          2001
    Decommission and decontaminate federal
       uranium enrichment facilities           4.5          2007
    Premium on redeemed debt                   5.7          2023
    Other                                      1.2          2006
          Total Regulatory Assets          $ 139.5

Natural Gas Properties

KLT Gas follows the full cost method of accounting for its natural gas properties. Under the full cost method, all costs of acquisition, exploration and development of natural gas reserves are capitalized regardless of success. Any excess of book value plus costs to develop over the present value (10% discount rate) of estimated future net revenues (at year-end prices) from the natural gas reserves would be expensed.

Depletion, depreciation and amortization of these assets are calculated using the units of production method. The depletion per mmBtu was $0.63 for 2000, $0.42 for 1999 and $0.26 for 1998.
Undeveloped leaseholds were included in the depletable base in both years. All natural gas property interests owned by KLT Gas are located in the United States.

Revenue Recognition

The Company uses cycle billing and accrues estimated unbilled revenue at the end of each reporting period.

Asset Impairments

The Company periodically reviews long-lived assets, including intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to revenue trends, discounted operating cash flows and other operating factors, to determine the impairment amount. In addition, a determination is made by the Company to ascertain whether goodwill has been impaired.

Property Gains and Losses

The Company records net gains and losses from the sales of assets, businesses, and asset impairments in operating expenses.

Income Taxes

The balance sheet includes deferred income taxes for all temporary differences between the tax basis of an asset or liability and that reported in the financial statements. These deferred tax assets and liabilities are determined by using the tax rates scheduled by the tax law to be in effect when the differences reverse.

Regulatory Asset - Recoverable taxes mainly reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences previously passed through to customers. KCPL records operating income tax expense based on ratemaking principles. However, if the method used for the balance sheet were reflected in the income statement, net income would remain the same.

KCPL amortizes investment tax credits to income over the remaining service lives of the related properties.

Environmental Matters

The Company accrues environmental costs when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Basic and Diluted Earnings per Common Share Calculation

There is no dilutive effect on earnings per share from other securities in 2000, 1999 or 1998. To determine earnings per common share, preferred stock dividend requirements are subtracted from both income before cumulative effect of changes in accounting principles and net income before dividing by average number of common shares outstanding. The difference between these amounts equals the earning per share impact of the cumulative effect of changes in accounting principles.

2. SUPPLEMENTAL CASH FLOW INFORMATION AND SALES OF KLT GAS PROPERTIES

Sales of KLT Gas properties

KLT Gas sold producing natural gas properties to Evergreen Resources, Inc. (Evergreen) and Barrett Resources Corporation (Barrett) during 2000. KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. The transactions are summarized in the table below.

                                         2000
                                       (thousands)
Cash proceeds                        $   125,958
Preferred stock redeemed (a)             100,000
     Total cash proceeds                 225,958
Equity securities                         10,000
Receivable                                 1,243
     Total proceeds                      237,201
Cost basis in property sold              (87,785)
Accounts payable                         (23,168)
Other assets and liabilities             (15,670)
     Gain on sale before income tax      110,578
Income tax                               (42,606)
     Gain on sale, net of income tax $    67,972

(a) The preferred stock received in September 2000 was redeemed in December 2000.

KLT Gas received as part of the sales transactions additional
Evergreen shares valued at $4 million in December 2000 because of the increase in natural gas futures. The Evergreen common stock is considered a trading security and is recorded at fair value.

In the table above, accounts payable and other assets and liabilities include the $24.9 million cost incurred by KLT Gas to reduce its hedge position on gas sales since the producing properties were sold and $7.9 million of incentive compensation.

Other Operating Activities
                                           2000        1999       1998
Cash flows affected by changes in:                (thousands)
     Receivables                         $(42,565)  $ (1,417)   $ (7,898)
     Fuel inventories                       1,787     (3,840)     (4,925)
     Materials and supplies                  (113)      (926)      1,216
     Accounts payable                      66,765      6,545       4,196
     Accrued taxes                         13,430    (14,653)     13,953
     Accrued interest                      (2,865)    (7,962)      1,020
     Wolf Creek refueling outage accrual   (5,166)    (5,259)     10,651
     Pension and postretirement
       benefit obligations                (12,653)     1,939        (114)
Other                                      (1,722)   (12,256)     (3,443)
       Total other operating activities  $ 16,898   $(37,829)   $ 14,656

Cash paid during the period:
     Interest                            $ 76,395   $ 74,520    $ 71,696
     Income taxes                        $ 80,445   $ 52,300    $ 24,788

3. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Changes in Pension Accounting Principles

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. These changes were made to reflect more timely in pension expense the gains and losses incurred by the pension funds.

At the time KCPL originally adopted the standards governing accounting for pensions, it chose the following accounting methods that would minimize fluctuations in pension expense:
- Recognized gains and losses if, as of the beginning of the year, the unrecognized net gain or loss exceeded 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization was required, amortization was the excess divided by the average remaining service period, approximately 15 years, of active employees expected to receive benefits under the plan. This method resulted in minimal gains being amortized.
- Determined the expected return by multiplying the long-term rate of return times the market-related value. KCPL determined market-related value by recognizing changes in fair value of plan assets over a five-year period.

KCPL has changed the above accounting methods to the following:
- Recognize gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses.
- Determine the expected return by multiplying the long-term rate of return times the fair value of plan assets.

Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future. The following table details the current effects of the adoption of the new methods of accounting for pensions.

                       Changes in Method of Accounting for Pensions (a)
                    Amortization of
                       Gains and     Expected                             Net
                        Losses        Return     Total  Reductions (b)   Total
                             (millions except per share amounts)
Cumulative effect of
change in method of
accounting:
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

(a) All changes are increases to income or earnings per common share and are after income taxes.
(b) The Reductions column reflects the effects of capitalization and sharing with joint-owners of power plants.

Pension Plans and Other Employee Benefits

KCPL has four defined benefit pension plans for its employees, including officers and Wolf Creek employees. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. The change in the 2000 benefit obligation reflects an increase of $42.0 million for amendments to the plans, other than Wolf Creek, and will be amortized as prior service costs starting in 2001. The most significant amendments added new retirement benefit options and changed mortality tables. The new options consist of enhanced early retirement benefits if a management employee retires after their age plus years of service equals at least 85 and allowing lump sum distributions. Non-management employees already had similar options. KCPL satisfies the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

In addition to providing pension benefits, KCPL provides certain postretirement health care and life insurance benefits for substantially all retired employees.

KCPL accrues the cost of postretirement health care and life insurance benefits during an employee's years of service and recovers these accruals through rates. KCPL funds the portion of net periodic postretirement benefit costs that are tax deductible.

                                  Pension Benefits         Other Benefits
                                  2000        1999         2000       1999
                                                 (thousands)
Change in benefit obligation
 Benefit obligation at
  beginning of year            $ 334,939   $ 384,588     $ 31,910   $ 36,222
 Service cost                      9,384      10,983          547        678
 Interest cost                    26,538      25,446        2,543      2,493
 Contribution by
  participants                                                243        207
 Amendments                       42,025           0            0          0
 Actuarial (gain) loss            26,504     (56,395)       4,997     (4,191)
 Benefits paid                   (27,116)    (29,362)      (2,980)    (3,024)
 Benefits paid by KCPL              (314)       (321)        (402)      (475)

 Benefit obligation at end
  of year (a)                  $ 411,960   $ 334,939     $ 36,858   $ 31,910

Change in plan assets
 Fair value of plan assets at
  beginning of year            $ 453,150   $ 407,829     $  7,100   $  6,364
 Actual return on plan assets    137,684      72,520          225        (85)
 Contributions by employer
  and participants                 1,229       2,163        3,751      3,845
 Benefits paid                   (27,116)    (29,362)      (2,980)    (3,024)

 Fair value of plan assets
  at end of year               $ 564,947   $ 453,150     $  8,096   $  7,100

 Funded status                 $ 152,987   $ 118,211     $(28,762)  $(24,810)
 Unrecognized actuarial
  (gain) loss                   (138,818)   (130,455)(b)    1,692     (3,439)
 Unrecognized prior service
  cost                            44,960       3,423          400        478
 Unrecognized transition
  obligation                      (2,253)     (4,325)      14,093     15,267

 Net prepaid (Accrued)
  benefit cost                 $  56,876   $ (13,146)    $(12,577)  $(12,504)

                                  Pension Benefits         Other Benefits
                                  2000        1999         2000       1999
                                                 (thousands)
 Prepaid benefit cost          $  68,342   $   5,094(c)         0          0
 Accrued benefit cost            (11,466)    (18,240)    $(12,577)  $(12,504)
 Net prepaid (Accrued)
  benefit cost                 $  56,876   $ (13,146)    $(12,577)  $(12,504)


(a) Based on weighted-average discount rates of 7.9% in 2000 and 1999; and increases in future salary levels of 4% in 2000 and 1999.
(b) This balance at December 31, 1999 was reduced on January 1, 2000 by $57.3 million to reflect the changes in pension accounting principles.
(c) Prepaid benefit cost in 1999 was reflected as a reduction to accrued benefit cost in the 1999 consolidated balance sheet.

                             Pension Benefits             Other Benefits
                           2000     1999     1998       2000     1999     1998
Components of net                             (thousands)
 periodic Benefit cost
Service cost            $  9,384  $ 10,983  $  9,661   $   547  $  678  $  532
Interest cost             26,538    25,446    24,892     2,543   2,493   2,429
Expected return on
 plan assets             (39,571)  (31,263)  (29,806)     (361)   (348)   (203)
Amortization of prior
 service cost                488       498       547        78      77      77
Recognized net
 actuarial loss (gain)    (5,913)      896      (910)        2      51       8
Transition obligation     (2,072)   (2,072)   (2,072)    1,174   1,175   1,174

Net periodic benefit
 cost                   $(11,146) $  4,488  $  2,312   $ 3,983  $4,126  $4,017
Long-term rates of return on pension assets of 9.0% to 9.25% were used.

Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

Actuarial assumptions include an increase in the annual health care cost trend rate for the year 2001 and thereafter of 6%. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. An increase or decrease in the assumed health care cost trend rate by 1% per year would only increase or decrease the benefit obligation as of December 31, 2000, by about $1,900,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 2000 by about $200,000.

Employee Savings Plans

The Company has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was $2.9 million in 2000 and $2.8 million in both 1999 and 1998.

Stock Options

The exercise price of stock options granted equaled the market price of KCPL's common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on KCPL's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At
December 31, 2000, the market price of KCPL's common stock was $27.44, which exceeded the grant price for all of the five years that options were granted. Unexercised options expire ten years after the grant date.

KCPL follows Accounting Principles Board (APB) Opinion 25 - Accounting for Stock Issued to Employees and related interpretations in accounting for this plan. Because of the dividend equivalents provision, KCPL expensed $1.1 million in 2000, $(1.1) million in 1999 and $0.1 million in 1998. The expense includes accumulated and reinvested dividends plus the impact of the change in stock price since the grant date.

FASB Statement No. 123 - Accounting for Stock-Based Compensation requires certain disclosures regarding expense and value of options granted using the fair-value method, even though KCPL follows APB Opinion 25. KCPL has expensed approximately the same amount as required by FASB 123. For options outstanding at December 31, 2000, grant prices range from $20.6250 to $26.1875 and the weighted-average remaining contractual life is 4.1 years.

Stock option activity over the last three years is summarized below:
                            2000              1999              1998
                       shares  price*    shares  price*    shares   price*
Outstanding at
 January 1             89,875  $23.57    97,875  $23.41   265,250   $23.12
 Granted                    0       0         0       0         0        0
 Exercised             (1,375)  23.88         0       0  (143,875)   22.68
 Canceled                   0       0    (8,000)  21.63   (23,500)   24.54
Outstanding at
 December 31           88,500  $23.57    89,875  $23.57    97,875   $23.41
Exercisable as of
 December 31           88,500  $23.57    89,875  $23.57    97,875   $23.41
*weighted-average price

4. INCOME TAXES

Income tax expense consisted of the following:

                                          2000       1999       1998
Current income taxes:                             (thousands)
 Federal                               $ 76,076    $ 31,439   $ 32,621
 State                                   10,928       2,978      7,118
  Total                                  87,004      34,417     39,739
Deferred income taxes:
 Federal                                 (9,846)    (23,313)    (2,225)
 State                                     (469)     (3,471)      (243)
  Total                                 (10,315)    (26,784)    (2,468)
Investment tax credit amortization       (4,296)     (4,453)    (4,471)
  Total income tax expense               72,393       3,180     32,800
   Less:  Deferred taxes on the
    cumulative effect of changes
    in accounting principles             19,227           0          0
  Total                                $ 53,166    $  3,180   $ 32,800

The Company's effective income tax rates differed from the statutory federal rates mainly due to the following:

                                         2000       1999       1998

Federal statutory income tax rate         35.0 %     35.0 %     35.0 %
Differences between book and tax
   depreciation not normalized             0.7        6.9        2.1
Proposed IRS Adjustment - Note 17          4.6          0          0
Amortization of investment tax credits    (1.9)      (5.2)      (2.9)
Federal income tax credits                (9.2)     (26.4)     (14.6)
State income taxes                         2.9       (0.4)       2.9
Merger expenses                              0       (3.8)       2.1
Other                                     (0.8)      (2.4)      (3.2)
      Effective income tax rate           31.3 %      3.7 %     21.4 %

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:

December 31                                         2000       1999
                                                      (thousands)
Plant related                                     $530,600    $523,539
Recoverable taxes                                   45,000      41,000
Pension and postretirement benefits                 10,544      (9,596)
Gas properties related                             (21,071)      4,134
Other                                               24,410      30,399
      Net deferred income tax liability           $589,483    $589,476

The net deferred income tax liability consisted of the following:

December 31                                         2000       1999
                                                      (thousands)
Gross deferred income tax assets                  $(97,418)   $(65,491)
Gross deferred income tax liabilities              686,901     654,967
      Net deferred income tax liability           $589,483    $589,476

5. COMMITMENTS AND CONTINGENCIES

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

     Under all NEIL policies, KCPL is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.
     The estimated maximum amount of retrospective assessments to KCPL under the current policies could total about $5.3 million.

     In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCPL and could have a material, adverse effect on the Company's financial condition, results of operations and cash flows.

Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. As of December 31, 2000, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in
Nebraska to slow down or stop development of the facility.   On
December 18, 1998, the application for a license to construct this project was denied. In December 1998, the utilities filed a federal court lawsuit contending Nebraska officials acted in bad faith while handling the license application. Shortly thereafter, the Central Interstate Low-Level Radioactive Waste Compact Commission and U.S. Ecology filed similar claims against Nebraska. In September 1999, the U.S. District Court partially denied and partially granted Nebraska's motions to dismiss the utilities' and U.S. Ecology's cases and denied Nebraska's motion to dismiss the Commission's case. Nebraska has appealed the denials. The parties presented oral arguments to the U.S. Court of Appeals in October 2000 and are awaiting the court's decision.

On January 15, 1999, a request for a contested case hearing on the denial of the license was filed. On April 16, 1999, a U.S. District Court judge in Nebraska issued an injunction staying indefinitely any further activity on the contested case hearing. In April 2000, the court of appeals affirmed the injunction granted by the U.S. District Court's decision. The passage of time, along with the appointment of a new state administration in Nebraska, has increased the chances for reversal of the license denial.

In May 1999, the Nebraska legislature passed a bill withdrawing
Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states.
Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Nuclear Fuel Commitments

As of December 31, 2000, KCPL's portion of Wolf Creek nuclear fuel commitments included $16 million for enrichment through 2003, $61 million for fabrication through 2025 and $8 million for uranium and conversion through 2003.

Environmental Matters

The Company operates in an environmentally responsible manner and use the latest technology available to avoid and treat contamination. The Company continually conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. However, governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

     Monitoring Equipment and Certain Air Toxic Substances
     The Clean Air Act Amendments of 1990 required KCPL to spend about $5 million for the installation of continuous emission monitoring equipment to satisfy the requirements under the acid rain provision. Also, a study under the Act could require regulation of certain air toxic substances. In July 2000, the National Research Council published its findings stating power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. In December 2000, The United States Environmental Protection Agency (EPA) announced it would propose regulations to reduce mercury emissions by 2003 and issue final rules by 2004. KCPL cannot predict the likelihood or compliance costs of such regulations.

     Air Particulate Matter
     In July 1997, the EPA published new air quality standards for particulate matter. Additional regulations implementing these new particulate standards have not been finalized. Without the implementation regulations, the impact of the standards on KCPL cannot be determined. However, the impact on KCPL and other utilities that use fossil fuels could be substantial. Under the new fine particulate regulations the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCPL cannot determine additional compliance costs, if any, associated with the new particulate regulations.

     Nitrogen Oxide
     In 1997, the EPA also issued new proposed regulations on reducing nitrogen oxide (NOx) emissions. The EPA announced in 1998 final regulations implementing reductions in NOx emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCPL's Missouri coal-fired plants by the year 2003.

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. The impact of this decision, which has been appealed, is unknown at this time, however, it is likely to delay the implementation of new NOx regulations by the EPA in Missouri for some time.

     In May 1999, a three-judge panel of the D.C. Circuit of the U.S. Court of Appeals remanded the EPA's more stringent ambient air quality standard for ozone. The U.S. Supreme Court heard oral arguments on the EPA's appeal of this decision on November 7, 2000. A final decision by the U.S. Supreme Court is expected in the spring of 2001, and the outcome cannot be predicted at this time. If the panel's decision is upheld, the effect will be to decrease the severity of the standards with which KCPL ultimately may need to comply.

     To achieve the reductions proposed in the 1997 NOx reduction program, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable.

     Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million over a period of a few years. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment being installed at Hawthorn No. 5, a unit currently being rebuilt. The new air control equipment designed to meet current environmental standards will also comply with the proposed requirements discussed above.

     KCPL continues to refine its preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

     The State of Missouri is currently developing a State Implementation Plan (SIP) for NOx reduction. As currently proposed, KCPL would not incur significant additional costs to comply with the State of Missouri SIP. In May 2000, the Missouri Air Conservation Commission approved NOx regulations requiring compliance with a rate of 0.35 lbs. NOx / mmBtu of heat input for western Missouri where KCPL's Missouri power plants are located. KCPL does not anticipate that it will incur significant additional costs to comply with these new regulations.

     Carbon Dioxide
     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty which would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. This treaty has not been submitted to the U.S. Senate. If future reductions of electric utility CO2 emissions are eventually required, the financial impact upon KCPL would be substantial.

Coal Contracts

KCPL's share of coal purchased under existing contracts was $31.1 million in 2000, $33.3 million in 1999 and $37.1 million in 1998. Under these coal contracts, KCPL's remaining share of purchase commitments totals $86.6 million. Obligations for the years 2001 through 2003, based on estimated prices for those years, total $36.1 million, $33.8 million, and $16.7 million, respectively. The remainder of KCPL's coal requirements will be fulfilled through spot market purchases.

Leases

KCPL has a transmission line lease with another utility whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs and KCPL is able to secure an alternative transmission path, KCPL can cancel the lease. Commitments under this lease total $1.9 million per year and $46.7 million over the remaining life of the lease if it is not canceled.

Consolidated expense for other leases, including railcars, computer equipment, buildings, transmission line and other items, was about $23 million per year for the last three years. The remaining rental commitments under these leases total $176.7 million ending in 2028. Obligations for the years 2001 through 2005 average $16 million per year. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly-owned generating units, KCPL has entered into leases for railcars to serve those units. KCPL has reflected the entire lease commitment in the above amounts although about $1.8 million per year ($28.1 million total) will be reimbursed by the other owners.

KCPL has a renewable lease agreement for a combustion turbine that expires in October 2001. The lease may be extended if both KCPL and the lessor agree to extend it. Commitments under this lease total approximately $2.3 million through October 2001.

Purchased Capacity Commitments

KCPL purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective
alternative to new construction.   As of December 31, 2000, contracts
to purchase capacity totaled $125.7 million through 2016. KCPL capacity purchases totaled $25.4 million in 2000 and $25.9 million during 1999 and 1998. For the years 2001 through 2005, these commitments average $17 million per year. Capacity sales contracts to supply municipalities in the years 2001 through 2005 average $11 million. For the next five years, net capacity contracts average about 5% of KCPL's 2000 total available capacity.

SEL entered into an option agreement that gives them the right to purchase specified amounts of electricity at a fixed rate of $21.00 per mwh for 2001. The cost of the option, which has been included in purchased power on the consolidated statements of income, totaled $7.1 million in 2000 and is projected to be $7.1 million in 2001.

SEL Purchased Power Energy Commitments

SEL has entered into agreements to purchase electricity at various fixed prices to meet supply requirements for 2001 through 2005.
Commitments under these agreements total $73.6 million in 2001 and average $55 million per year in 2002 through 2005.

Home Service Solutions Inc. Debt Guarantee

During 2000, R.S. Andrews Enterprises, Inc. (RSAE), 49%-owned by HSS, entered into a bank credit agreement which as of February 22, 2001, had an outstanding loan balance of $13.0 million. The agreement is collateralized by the common stock shares of a major RSAE shareholder. As secondary assurance to the lender, HSS guaranteed the loan; however, HSS' wholly owned subsidiary, Worry Free Service, Inc., and its assets are not subject to the guarantee.

Guaranteed Savings Energy Management Agreements

KCPL is contingently liable for guaranteed energy savings under agreements with several customers. KCPL has entered agreements guaranteeing an aggregate value of approximately $16.5 million over a period of five to ten years. In most cases a subcontractor would indemnify KCPL for any payments made by KCPL under these guarantees.

6.  EQUITY METHOD INVESTMENTS

Equity method investments, excluding affordable housing limited partnerships, consist of the following:

                             Common                        Goodwill included
                            Ownership  Carrying Value (1)  in Carrying Value
                           Percentage     December 31          December 31
  Name of Company          2000  1999     2000    1999        2000     1999
                                                   (thousands)
DTI Holdings, Inc.          47%   47%        0  $13,989         0          0
Strategic Energy, LLC (2)         56%        0    7,306         0    $ 5,362
Patrick KLT Gas, LLC        50%    0%  $21,744        0         0          0
R.S. Andrews
 Enterprises, Inc.          49%   49%    6,750   25,589         0      6,490
Other                        Various     1,786    4,363         0          0
Total equity method
 investments                           $30,280  $51,247         0    $11,852
(1) In 1999, Carrying Value is net of amortization of goodwill. Such amortization is over 15 to 40 years.
(2) KLT Energy Services held less than 50% of the voting common stock in 1999.

The non-public, unaudited combined summarized financial information supplied to us by companies in which the consolidated company has an equity investment is as follows:

December 31                         2000        1999
                                       (thousands)
Current assets                   $ 36,368       $129,109
Non-current assets                498,133        397,418
   Total Assets                  $534,501       $526,527

Current liabilities              $ 74,616       $ 68,239
Non-current liabilities           460,786        414,846
Equity (1)                           (901)        43,442
   Total Liabilities and Equity  $534,501       $526,527

Revenues                         $153,211       $193,171
Costs and expenses                225,665        245,038
   Net Loss                      $(72,454)      $(51,867)
(1) Includes DTI's $45 million of convertible preferred stock held by KLT Telecom.

December 31                      2000        1999
                                    (thousands)
Consolidated share of net
 loss                         $(36,707)      $(23,301)
Less: DTI losses not
 recorded by KLT Telecom
 after the investment was
 reduced to zero               (18,768)             0
Consolidated net loss
 recorded                      (17,939)       (23,301)
Affordable housing equity
 losses                         (1,502)        (1,650)
Total losses from equity
 investments                  $(19,441)      $(24,951)

7. SEGMENT AND RELATED INFORMATION

The Company's reportable segments are strategic business units. KCPL includes the regulated electric utility and unallocated corporate charges. KLT Inc. and HSS are holding companies for various unregulated business ventures.

The summary of significant accounting policies applies to all of the segments. The Company evaluates performance based on net income. The Company eliminates all intersegment sales and transfers.

The tables below reflect summarized financial information concerning the Company's reportable segments.

                               2000      1999      1998
KCPL                                  (millions)
Operating revenues            $  952.0  $  897.4   $  939.9
Fuel expense                    (153.1)   (129.3)    (143.3)
Purchased power expense         (105.7)    (94.7)     (63.6)
Other (a)                       (382.4)   (352.5)    (354.3)
Depreciation and depletion      (124.3)   (118.4)    (115.7)
Gain (Loss) on property            3.5         0        0.8
Other income and expenses        (16.3)     (8.8)     (16.2)
Interest charges                 (62.8)    (56.4)     (58.3)
Income taxes                     (52.9)    (50.4)     (73.1)
Cumulative effect of changes
 in pension accounting            30.1         0          0
Net income                    $   88.1  $   86.9   $  116.2
KLT Inc.
Operating revenues            $  160.1  $   20.8   $   32.1
Purchased power expense          (84.4)        0          0
Other (a)                        (59.2)    (31.0)     (48.5)
Depreciation and depletion        (6.4)     (3.3)      (1.8)
Gain (Loss) on property          109.0      (1.2)      (2.2)
Losses from equity
 investments                     (12.8)    (21.0)     (11.7)
Other income and expenses         (0.4)      1.1       10.0
Interest charges                 (12.9)    (11.9)     (13.5)
Income taxes                      (8.9)     45.2       40.2
Net income                    $   84.1  $   (1.3)  $    4.6

                               2000      1999      1998
HSS                                   (millions)
Operating revenues            $    3.8  $    3.3   $    0.7
Other (a)                         (5.5)     (3.8)      (0.5)
Depreciation and depletion        (1.7)     (1.6)      (0.4)
Gain (Loss) on property          (13.4)        0          0
Losses from equity
 investments                      (6.6)     (3.9)         0
Other income and expenses          1.3       0.3          0
Income taxes                       8.6       2.0        0.1
Net income                    $  (13.5) $   (3.7)  $   (0.1)
Consolidated
Operating revenues            $1,115.9  $  921.5   $  972.7
Fuel expense                    (153.1)   (129.3)    (143.3)
Purchased power expense         (190.1)    (94.7)     (63.6)
Other (a)                       (447.1)   (387.3)    (403.3)
Depreciation and depletion      (132.4)   (123.3)    (117.9)
Gain (Loss) on property           99.1      (1.2)      (1.4)
Losses from equity
 investments                     (19.4)    (24.9)     (11.7)
Other income and expenses        (15.4)     (7.4)      (6.2)
Interest charges                 (75.7)    (68.3)     (71.8)
Income taxes                     (53.2)     (3.2)     (32.8)
Cumulative effect of changes
 in pension accounting            30.1         0          0
Net income                    $  158.7  $   81.9    $ 120.7
(a) Other includes gas purchased and production expenses, other operating, maintenance and general tax expenses.

                                KCPL    KLT Inc.    HSS   Consolidated
2000                                       (millions)
Assets                        $2,980.9  $ 287.7    $25.3    $3,293.9
Net equity method
 investments                         0     23.5      6.8        30.3
Capital and investment
 expenditures                    406.1     75.6      0.3       482.0
1999
Assets                        $2,672.3  $ 267.8    $50.0    $2,990.1
Net equity method
 investments                         0     25.6     25.6        51.2
Capital and investment
 expenditures                    184.6     61.3     25.7       271.6
1998
Assets                        $2,677.4  $ 310.8    $24.2    $3,012.4
Net equity method
 investments                         0     56.7     11.1        67.8
Capital and investment
 expenditures                    126.2     56.9     14.2       197.3

8. NATURAL GAS PROPERTY, INTANGIBLE PROPERTY AND GOODWILL

Natural gas property and equipment included in the Gas property and investments totaled $18.1 million, net of accumulated depreciation of $1.1 million, in 2000 and $87.0 million, net of accumulated depreciation of $5.1 million in 1999. Included in the natural gas property and equipment were intangible drilling costs of $7.0 million in 2000 and $23.6 million in 1999.

Electric utility plant on the consolidated balance sheets included intangible computer software of $51.2 million, net of accumulated depreciation of $21.7 million, in 2000 and $50.7 million, net of accumulated depreciation of $13.1 million, in 1999.

KLT Inc. has used purchase accounting for its full or partial acquisitions of other companies. The difference between the purchase price and KLT Inc.'s share of the identifiable net assets acquired has been classified as goodwill and is amortized on a straight-line basis for 15 years. At December 31, 2000, goodwill totaled $11.5 million net of $0.7 million of amortization.

9. RECEIVABLES

                                    December 31
                                   2000      1999
                                    (thousands)
KCPL Receivable Corporation     $ 48,208   $ 29,705
Other Receivables                 67,148     41,843
Receivables                     $115,356   $ 71,548

In 1999, KCPL entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to KCPL Receivable Corporation, a special purpose entity established to purchase customer accounts receivable from KCPL. KCPL Receivable Corporation has sold receivable interests to outside investors. In consideration of the sale, KCPL received $60 million in cash and the remaining balance in the form of a subordinated note from KCPL Receivable Corporation. The agreement is structured as a true sale under which the creditors of KCPL Receivable Corporation will be entitled to be satisfied out of the assets of KCPL Receivable Corporation prior to any value being returned to KCPL or its creditors. Accounts receivable sold under the agreement totaled $108.2 million at December 31, 2000 and $89.7 million at December 31, 1999.

Administrative costs associated with the sale of customer accounts receivable of approximately $4.3 million for the year ended December 31, 2000 and approximately $3.5 million for each of the years ended December 31, 1999 and 1998, were included in Other income and expenses.

The other receivables consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries.

10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted-average interest rate on the $55.6 million of commercial paper outstanding as of December 31, 2000, was 7.1%. Under minimal fee arrangements, KCPL's unused short-term bank lines of credit totaled $199.4 million as of December 31, 2000, and $61.0 million as of December 31, 1999.

KLT Gas' short-term revolving note payable to a bank that provided borrowing capacity of up to $25 million for natural gas development activities expired during 2000 and was not renewed. Under this note, KLT Gas had borrowings at December 31, 1999 of $24.7 million at an interest rate of 8.5%.

11. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity

KCPL has shares of common stock registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. KCPL currently purchases shares for the Plan on the open market.

KCPL held 60,841 shares as of December 31, 2000 of its common stock to be used for future distribution and 10,706 shares as of December 31, 1999. The cost of these shares is included in other investments and nonutility property on the consolidated balance sheets.

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

Preferred Stock and Redeemable Preferred Stock

Scheduled mandatory sinking fund requirements for the redeemable
4% Cumulative Preferred Stock are 1,600 shares per year. Shares outstanding totaled 6,357 as of December 31, 2000, and 7,957 as of December 31, 1999. Shares held by KCPL to meet future sinking fund requirements totaled 5,734 as of December 31, 2000, and 7,334 as of December 31, 1999. The cost of the shares held is reflected as a reduction of the capital account.

As of December 31, 2000, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. KCPL has the option to redeem the $39.1 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities

In 1997, KCPL Financing I (Trust) issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCPL. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCPL deducts these payments for tax purposes. KCPL may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCPL may redeem all or a portion of the debentures after March 31, 2002. If KCPL redeems all or a portion of the debentures, the Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

12. LONG-TERM DEBT

General Mortgage Bonds and Unsecured Notes

KCPL is authorized to issue mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $444.8 million of medium-term notes and revenue refunding bonds. KCPL is prohibited from issuing additional general mortgage bonds while its unsecured medium-term notes are outstanding and remain unsecured.

During 2000, KCPL issued $200 million of unsecured, floating rate medium-term notes and $250 million of unsecured senior notes.

KCPL is authorized to issue an additional $150 million of debt securities under its shelf registration statement dated November 21, 2000.

Subsidiary Obligations

During 2000, KLT Inc. renegotiated its existing $125 million bank credit agreement collateralized by the capital stock of KLT Inc.'s direct subsidiaries from short-term to a three-year revolving credit agreement that matures in 2003. At December 31, 2000, KLT Inc. had repaid amounts borrowed during 2000 under the new agreement. KLT Inc. had borrowings at December 31, 1999, of $61 million under its previous bank credit agreement with a weighted-average interest rate of 7.7% which was classified as current maturities of long-term debt in the consolidated balance sheet.

The affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. The equity securities held as collateral for these notes are included in other investments and nonutility property on the consolidated balance sheets.

Scheduled Maturities

Consolidated long-term debt maturities for the years 2001 through 2005 are $94 million, $238 million, $29 million, $59 million and $293 million, respectively.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

As of December 31, 2000 and 1999, KCPL had entered into two interest rate swap agreements to limit the interest rate on $30 million of long-term debt. The swap agreements mature in 2001 and effectively fix the interest rate to a weighted-average rate of 3.88%. In 2000, KCPL also entered into three interest rate cap agreements to limit the exposure to increases in the interest rate on the $200 million of unsecured medium-term notes. The cap agreements mature in 2002 and limit the interest rate to a maximum of 7.65%. As of December 31, 1998, KLT Inc. had entered into an interest rate swap agreement to limit the interest rate on $40 million of its variable-rate bank credit agreement. This swap agreement matured in 1999 and was not renewed.

These swap and cap agreements are with highly rated financial institutions and simply limit the Company's exposure to increases in interest rates. They do not subject the Company to any material credit or market risks. The fair value of these agreements is immaterial and is not reflected in the financial statements. Although derivatives are an integral part of the Company's interest rate management, the effect on interest expense for each of the last three years was not material.

Gas Market Price Hedge Instruments
KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on approximately 85% of its daily natural gas production.

Prior to the sales of producing natural gas properties in 2000 (see
Note 2 - Supplemental Cash Flow Information and Sales of KLT Gas Properties), KLT Gas had two firm sales agreements each covering 5,000 mmBtu (equivalent to approximately 5 Million Cubic Feet) of natural gas per day through February 2001 at rates of $2.59 and $2.61 per mmBtu, respectively. These contracts are forward contracts settled by physical delivery and KLT Gas records revenues on the covered sales using the rates under the agreements. Additionally, KLT Gas had entered financial hedge instruments covering additional mmBtu of natural gas production through April 2002. These financial instruments have weighted-average rates of $2.71 to $3.07 per mmBtu.

After the sales of producing natural gas properties in 2000, KLT Gas retained production or entered into physical gas purchase agreements to fulfill the firm commitment contracts. KLT Gas also unwound the financial instruments to reduce its hedge position to approximately 85% of the remaining gas production. The net present value cost of the physical gas purchase agreements to fulfill the firm commitment contracts and to unwind the financial hedge instruments approximated $24.9 million.

After the 2000 sales, the financial hedge instruments, covering approximately 85% of the remaining natural gas production, total 5,000 mmBtu per day in January 2001 and decrease to 3,000 mmBtu per day by April 2002. The weighted-average rate ranges from $2.71 to $3.07 per mmBtu. The effect of the remaining hedge instruments is calculated by comparing the rate per the agreements to the New York Mercantile Exchange (NYMEX) natural gas rate as of the beginning of the month, which for December 2000, was $6.02 per mmBtu. KLT Gas accounts for the difference as an adjustment to the related revenues. For its remaining gas sales not covered by these agreements, KLT Gas sells at prevailing market prices.

Accounting for Derivative Instruments and Hedging
On January 1, 2001, the Company adopted FASB 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. FASB 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FASB 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The cumulative effect of a change in accounting principle that is estimated to be recorded in the first quarter 2001 is an approximate $0.2 million reduction in the income statement and a $44.2 million increase in other comprehensive income. This transition adjustment was primarily the result of the two interest rate swaps and the renewal option on those swaps, three interest rate caps and five commodity swap agreements reflected in the income statement and one commodity purchase option reflected in other comprehensive income.
The estimated impact of FASB 133 on the consolidated balance sheet is not expected to be material.

KCPL has eight capacity contracts that it does not consider to be derivatives as defined by FASB 133. A definitive interpretation from FASB's Derivatives Implementation Group could change KCPL's current assessment and could increase the volatility of the Company's future earnings.

14. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCPL's share of jointly-owned electric utility plants as of December 31, 2000, is as follows (in millions of dollars):

                                        Wolf Creek  LaCygne    Iatan
                                           Unit      Units      Unit
KCPL's share                              47%         50%       70%

Utility plant in service                $ 1,352    $  316    $   252
Estimated accumulated depreciation
  (production plant only)               $   496    $  204    $   162
Nuclear fuel, net                       $    31    $    0    $     0
KCPL's accredited capacity-megawatts        550       681        469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCPL's share of direct expenses is included in the appropriate operating expense classifications in the income statement.

15. KLT TELECOM INC. PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN DTI HOLDINGS, INC.

On February 1, 2001, KLT Telecom purchased for about $5 million approximately 87% of DTI's outstanding warrants issued in connection with DTI's 12 1/2% Series B Senior Discount Notes.

On September 27, 2000, KLT Telecom entered a conditional agreement to purchase shares of the common stock of DTI Holdings, Inc. (DTI) held by Richard Weinstein. On December 26, 2000, the agreement was amended and restated and further amended as of January 18, 2001. Under the amended agreement, on February 8, 2001, KLT Telecom purchased from Weinstein approximately 67% of his outstanding shares of common stock (Initial Shares) at an aggregate purchase price of about $34 million. After this transaction, KLT Telecom owns 84% of DTI and will consolidate DTI.

If, within twelve months of the Initial Shares closing, KLT Telecom or DTI sells more than 10% of the fully diluted shares of DTI's common stock to a financial investor or more than 15% of the fully diluted shares to a non-financial investor at a price per share higher than the price per share paid to Weinstein at the Initial Shares closing, then Weinstein shall have the right to receive from KLT Telecom as additional consideration for the Initial Shares, an amount equal to the difference in price per share (Clawback Value) times the number of shares sold by Weinstein at the Initial Shares closing.

Under the purchase agreement, Weinstein will resign as chairman, president and chief executive officer and will retain just over 15% of the fully diluted ownership and a seat on the DTI board. Also, the parties have granted put and call options that grant Weinstein the right to sell and KLT Telecom the right to buy Weinstein's remaining ownership of DTI (Remaining Shares). The put option allows Weinstein to sell his Remaining Shares to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005, and the call option allows KLT Telecom to purchase his Remaining Shares during a period beginning September 1, 2005, and ending September 1, 2007. The Remaining Shares shall have an aggregate exercise price in an amount equal to the fair market value of the

Remaining Shares as of the date of exercise of the applicable option as determined through an appraisal process as specified in the amended agreement. Not withstanding the appraisal process, the Remaining Shares exercise price shall have an aggregate floor amount of $15 million plus the amount, if any, equal to the Clawback Value times the number of Remaining Shares provided Weinstein has not sold or disposed of any of the Remaining Shares.

16. TERMINATION OF PLANNED MERGER WITH WESTERN RESOURCES

On January 2, 2000, the Company's Board of Directors unanimously voted to terminate its Amended and Restated Agreement and Plan of Merger, dated as of March 18, 1998, with Western Resources. The Board of Directors acted pursuant to a provision of the parties' Merger Agreement that permitted either party to terminate the Merger Agreement if it was not consummated on or before December 31, 1999. The termination was effective immediately.

17. PROPOSED INTERNAL REVENUE SERVICE ADJUSTMENT - CORPORATE OWNED
    LIFE INSURANCE

In February 2001, KCPL received a Notice of Proposed Adjustment from the Internal Revenue Service (IRS) disallowing interest deductions associated with KCPL's corporate owned life insurance (COLI) program. Based on the proposed adjustment and a district court case decided on February 20, 2001, KCPL recorded in February 2001 a $12.7 million charge to fourth quarter 2000 earnings. This charge includes the Federal and states income tax impact of the disallowance of interest deductions on COLI loans and assessed interest on the disallowance for tax years 1994 to 1998.

This issue is an IRS Coordinated Issue, and thus has been raised and not finalized for many of the largest companies in the country. Three companies have lost the issue in two different U.S. District Courts and one in U.S. Tax Court. The decisions have been appealed or will be appealed to circuit courts of appeals. While KCPL decided to record the above $12.7 million increase in taxes because of the unfavorable District Court decisions, KCPL still plans to vigorously contest the IRS's disallowance including exhausting all appeals available. KCPL believes it has complied with all applicable tax laws and regulations.

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

                                              Quarter
                                   1st      2nd     3rd      4th
                                             (millions)
2000
Operating revenues               $199.3   $290.9   $378.4   $247.3
Operating income                   22.0     63.3    142.2     64.8
Income before cumulative effect
 of changes in accounting
 principles                         0.6     26.7     81.6     19.7
Net income                         30.7     26.7     81.6     19.7
Basic and diluted earnings per
 common share before cumulative
 effect of changes in accounting
 principles                           0   $ 0.43   $ 1.31   $ 0.31
Basic and diluted earnings per
 common share                    $ 0.49   $ 0.43   $ 1.31   $ 0.31

Basic and diluted earnings per common share in the third and fourth quarter of 2000, include $0.62 and $0.48, respectively, from the sales of gas properties.

                                             Quarter
                                   1st     2nd      3rd     4th
                                            (millions)
1999
Operating revenues               $195.4   $222.3   $305.4   $198.4
Operating income                   30.5     53.9     78.3     23.1
Net income                         11.9     25.1     37.5      7.4
Basic and diluted earnings per
 common share                    $ 0.18   $ 0.39   $ 0.59   $ 0.11

The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

Certain reclassifications have been made to previously reported amounts in the 2000 and 1999 Form 10-Q's. In 2000, the Company modified its consolidated statements of income to report the unregulated subsidiaries' operations in operating revenues and operating expenses. Previously, the unregulated subsidiaries were not included in operating income. The previously reported operating revenue amounts for 2000 were $190.3 million, $228.0 million, and $324.4 million for the first, second, and third quarter, respectively. In 1999, the amounts were $190.7 million, $216.9 million, $300.7 million, and $189.1 million for the first, second, third and fourth quarter, respectively. The previously reported operating income amounts for 2000 were $20.0 million, $37.2 million and $61.7 million for first, second, and third quarter, respectively. In 1999, the amounts were $25.9 million, $41.0 million, $54.0 million, and $23.0 million for first, second, third, and fourth quarter, respectively. The reclassifications do not affect income before cumulative effect of changes in accounting principles, net income, or earnings per common share.

                Report of Independent Accountants


To the Shareholders and Board of Directors
Kansas City Power & Light Company


We have audited the consolidated financial statements of Kansas City Power & Light Company and Subsidiaries listed in the index appearing under Item 14 on page 62. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Power & Light Company and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for pensions in 2000.



                                    /s/PricewaterhouseCoopers LLP
                                      PricewaterhouseCoopers LLP

Kansas City, Missouri
February 20, 2001

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

See General Note to Part III.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See General Note to Part III.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

General Note To Part III

Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, and 12) of Form 10-K not disclosed above will be either (i) incorporated by reference from the Definitive Proxy Statement for KCPL's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than March 31, 2001, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page
                                                                        No.
Financial Statements

a.  Consolidated Statements of Income for the years ended               29
    December 31, 2000, 1999 and 1998

b.  Consolidated Balance Sheets - December 31, 2000 and 1999            30

c.  Consolidated Statements of Capitalization - December 31, 2000       31
    and 1999

d.  Consolidated Statements of Cash Flows for the years ended           32
    December 31, 2000, 1999 and 1998

e.  Consolidated Statements of Comprehensive Income and                 33
    Consolidated Statements of Retained Earnings for the years ended December 31, 2000, 1999 and 1998

f.  Notes to Consolidated Financial Statements                          34

g.  Report of Independent Accountants                                   60

Exhibits

Exhibit
Number                       Description of Document
-------                      -----------------------

3-a    *Restated Articles of Consolidation of KCPL dated as of
        May 5, 1992 (Exhibit 4 to Registration Statement,
        Registration No. 33-54196).
3-b     By-laws of KCPL, as amended and in effect on November 7, 2000.
4-a    *General Mortgage and Deed of Trust dated as of December 1, 1986, between KCPL and UMB Bank, n.a. (formerly United Missouri Bank) of Kansas City, N.A., Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
4-b    *Fourth Supplemental Indenture dated as of February 15,
        1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for year ended December 31, 1991).
4-c    *Fifth Supplemental Indenture dated as of September 15,
        1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1992).
4-d    *Sixth Supplemental Indenture dated as of November 1,
        1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).
4-e    *Seventh Supplemental Indenture dated as of October 1,
        1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q dated September 30, 1993).
4-f    *Eighth Supplemental Indenture dated as of December 1,
        1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).
4-g    *Ninth Supplemental Indenture dated as of February 1,
        1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).
4-h    *Tenth Supplemental Indenture dated as of November 1,
        1994, to Indenture dated as of December 1, 1986 (Exhibit 4-I to Form 10-K for year ended December 31, 1994).
4-i    *Resolution of Board of Directors Establishing 3.80%
        Cumulative Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).

4-j    *Resolution of Board of Directors Establishing 4%
        Cumulative Preferred Stock (Exhibit 2-S to Registration Statement, Registration No. 2-40239).
4-k    *Resolution of Board of Directors Establishing 4.50%
        Cumulative Preferred Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).
4-l    *Resolution of Board of Directors Establishing 4.20%
        Cumulative Preferred Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).
4-m    *Resolution of Board of Directors Establishing 4.35%
        Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4-n    *Indenture for Medium-Term Note Program dated as of
        February 15, 1992, between KCPL and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).
4-o    *Indenture for Medium-Term Note Program dated as of
        November 15, 1992, between KCPL and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).
4-p    *Indenture for Medium-Term Note Program dated as of
        November 17, 1994, between KCPL and The Bank of New York (Exhibit 4-s to Form 10-K for year ended December 31, 1994).
4-q    *Indenture for Medium-Term Note Program dated as of
        December 1, 1996, between KCPL and The Bank of New York (Exhibit 4 to Registration Statement, Registration No. 333-17285).
4-r    *Amended and Restated Declaration of Trust of KCPL
        Financing I dated April 15, 1997 (Exhibit 4-a to Form 10-Q for quarter ended March 31, 1997).
4-s    *Indenture dated as of April 1, 1997 between the Company
        and The First National Bank of Chicago, Trustee (Exhibit 4-b to Form 10-Q for quarter ended March 31, 1997).
4-t    *First Supplemental Indenture dated as of April 1, 1997
        to the Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q for quarter ended March 31, 1997).
4-u    *Preferred Securities Guarantee Agreement dated
        April 15, 1997 (Exhibit 4-d to Form 10-Q for quarter ended March 31, 1997).
4-v    *Indenture dated as of December 1, 2000, between Kansas
        City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K dated December 18, 2000).
10-a   *Copy of Wolf Creek Generating Station Ownership Agreement
        between Kansas City Power & Light Company, Kansas Gas and Electric Company and Kansas Electric Power Cooperative, Inc. (Exhibit 10-d to Form 10-K for the year ended December 31,
        1981).
10-b   *Long-Term Incentive Plan (Exhibit 28 to Registration
        Statement, Registration 33-42187).
10-c    Annual Incentive Compensation Plan, dated February 2001.
10-d   *Copy of Indemnification Agreement entered into by KCPL with each of its officers and directors (Exhibit 10-f to Form 10-K for year ended December 31, 1995).
10-e Copy of Restated Severance Agreement dated January 2000 entered into by KCPL with certain of its executive officers.
10-f Copy of Kansas City Power & Light Company Supplemental Executive Retirement Plan Amended and Restated November 1, 2000.
10-g   *Copy of Nonqualified Deferred Compensation Plan for KCPL
        executives (Exhibit 10-b to form 10-Q for period ended
        March 31, 2000).
10-h   *Copy of Employment Agreement between KLT Inc. and Gregory J.
        Orman (Exhibit 10-c to form 10-Q for period ended March 31,
        2000).
10-i   *Copy of KLT Inc. Incentive Compensation Plan for Employees
        and Directors (Exhibit 10-d to form 10-Q for period ended
        March 31, 2000).
10-j    Copy of Amendment No. 1 to KLT Inc. Incentive
        Compensation Plan dated as of November 16, 2000.
10-k    Copy of Amendment No. 2 to KLT Inc. Incentive
        Compensation Plan dated as of January 25, 2001.
10-l    Copy of KLT Gas Inc. Incentive Compensation Plan
        effective January 1, 2001.
10-m   *Copy of Railcar Lease dated as of April 15, 1994, between
        Shawmut Bank Connecticut, National Association, and KCPL (Exhibit 10 to Form 10-Q for period ended June 30, 1994).

10-n   *Copy of Railcar Lease dated as of January 31, 1995, between
        First Security Bank of Utah, National Association, and KCPL (Exhibit 10-o to Form 10-K for year ended December 31, 1994).
10-o   *Copy of Lease Agreement dated as of October 18, 1995,
        between First Security Bank of Utah, N.A., and KCPL (Exhibit 10 to Form 10-Q for period ended September 30, 1995).
10-p   *Railcar Lease dated as of September 8, 1998, with CCG Trust
        Corporation (Exhibit 10(b) to Form 10-Q for period ended September 30, 1998).
10-q   *Purchase and Sale Agreement dated October 29, 1999 between
        KCPL and Kansas City Power & Light Receivables Company (Exhibit 10-m to Form 10-K for year ended December 31, 1999).
10-r   *Copy of Second Amended and Restated Credit Agreement among
        KLT Inc., Bank One, NA, as Agent, Second Amended and Restated Credit Agreement among KLT Inc., Bank One, NA, as Agent, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches, as Syndication Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as Documentation Agent, and Various Lenders, dated June 30, 2000 (Exhibit 10 to form 10-Q for period ended June 30, 2000).
10-s Copy of Amendment No. 2 to Credit Agreement dated as of January 23, 2001, among KLT Inc., Bank One, NA, as Agent, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches, as Syndication Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as Documentation Agent, and Various Lenders
10-t    Copy of Demand Promissory Note and Pledge Agreement
        between DTI Holdings, Inc. and KLT Telecom Inc. dated
        February 1, 2001.
10-u    Copy of Credit Agreement between KLT Telecom Inc. and
        Digital Teleport Inc. dated February 21, 2001.
23-a    Consent of Counsel.
23-b    Consent of Independent Accountants-PricewaterhouseCoopers LLP.
24      Powers of Attorney.

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

Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange
Commission on December 18, 2000, with attached documents in connection the issuance of $250,000,000 aggregate principal amount of 7.125%
Senior Notes.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 28th day of February, 2001.

                           KANSAS CITY POWER & LIGHT COMPANY

                           By  /s/Drue Jennings
                                  Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                    Date

/s/Drue Jennings         Chairman of the Board          )
  (Drue Jennings)        (Principal Executive Officer)  )
                                                        )
/s/Bernard J. Beaudoin   President and Chief Executive  )
  (Bernard J. Beaudoin)  Officer and Director           )
                                                        )
/s/Neil Roadman          Controller (Principal          )
  (Neil Roadman)         Accounting Officer)            )
                                                        )
David L. Bodde*          Director                       )
                                                        )
William H. Clark*        Director                       )
                                                        )  February 28, 2001
Mark A. Ernst*           Director                       )
                                                        )
W. Thomas Grant II*      Director                       )
                                                        )
William K. HalI*         Director                       )
                                                        )
William C. Nelson*       Director                       )
                                                        )
Linda Hood Talbott*      Director                       )
                                                        )
Robert H. West*          Director                       )
                                                        )

*By /s/ Drue Jennings
       (Drue Jennings)
       Attorney-in-Fact*