Form 10-Q
period 2001-03-31
KANSAS CITY POWER & LIGHT CO
filed 2001-05-10
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2001

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at May 8, 2001, was 61,856,069 shares.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

         KANSAS CITY POWER & LIGHT COMPANY
            Consolidated Balance Sheets

                                                    (Unaudited)
                                                      March 31     December 31
                                                        2001          2000
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                         $    11,404   $    34,877
   Receivables                                           113,948       115,356
   Equity securities                                       8,544        18,597
   Fuel inventories, at average cost                      19,393        20,802
   Materials and supplies, at average cost                46,943        46,402
   Deferred income taxes                                   1,842           737
   Other                                                  42,893        14,455
      Total                                              244,967       251,226
Nonutility Property and Investments
   Telecommunications property                           375,663             -
   Affordable housing limited partnerships                96,951        98,129
   Gas property and investments                           46,971        47,654
   Nuclear decommissioning trust fund                     59,131        56,800
   Other                                                  79,566        81,624
      Total                                              658,282       284,207
Utility Plant, at Original Cost
   Electric                                            3,847,233     3,832,655
   Less-accumulated depreciation                       1,689,498     1,645,450
      Net utility plant in service                     2,157,735     2,187,205
   Construction work in progress                         371,679       309,629
   Nuclear fuel, net of amortization
      of $114,173 and $110,014                            26,995        30,956
      Total                                            2,556,409     2,527,790
Deferred Charges
   Regulatory assets                                     137,541       139,456
   Prepaid pension costs                                  72,692        68,342
   Goodwill                                              106,621        11,470
   Other deferred charges                                 15,432        11,400
      Total                                              332,286       230,668
      Total                                          $ 3,791,944   $ 3,293,891

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                     $    20,345   $         -
   Commercial paper                                      198,771        55,600
   Current maturities of long-term debt                  253,645        93,645
   Accounts payable                                      137,149       158,242
   Accrued taxes                                          14,169        14,402
   Accrued interest                                       14,081        12,553
   Accrued payroll and vacations                          23,473        28,257
   Accrued refueling outage costs                          4,725         1,890
   Other                                                  32,205        14,877
      Total                                              698,563       379,466
Deferred Credits and Other Liabilities
   Deferred income taxes                                 614,948       590,220
   Deferred investment tax credits                        48,965        50,037
   Deferred telecommunications revenue                    42,053             -
   Other                                                 127,749       121,907
      Total                                              833,715       762,164
Capitalization (see statements)                        2,259,666     2,152,261
Commitments and Contingencies (Note 4)
      Total                                          $ 3,791,944   $ 3,293,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

         KANSAS CITY POWER & LIGHT COMPANY
     Consolidated Statements of Capitalization

                                                    (Unaudited)
                                                      March 31     December 31
                                                        2001          2000
                                                            (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2002-08,
         7.18% weighted-average rate                 $   206,000   $   206,000
      4.49%* Environmental Improvement Revenue
         Refunding Bonds due 2012-23                     158,768       158,768
   Senior Notes
      7.125% due 2005                                    250,000       250,000
      Unamortized discount                                  (522)         (550)
   Medium-Term Notes
      6.69%** due 2002                                         -       200,000
   Environmental Improvement Revenue Refunding Bonds
      5.18%* Series A & B due 2015                       106,500       106,500
      4.50% Series C due 2017                             50,000        50,000
      4.35% Series D due 2017                             40,000        40,000
   Subsidiary Obligations
      Senior Discount Notes
         12.5% due 2008                                  196,699             -
         Unamortized discount                             (2,347)            -
      R.S. Andrews Enterprises, Inc. long-term debt
         8.25% weighted-average rate due 2002-07           2,768             -
      Affordable Housing Notes
         8.29% weighted-average rate due 2002-08          31,129        31,129
      KLT Inc. Bank Credit Agreement
         5.78% due 2003                                  111,500             -
         Total                                         1,150,495     1,041,847
Company-obligated Mandatorily Redeemable
   Preferred Securities of a trust holding solely
   KCPL Subordinated Debentures                          150,000       150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                       10,000        10,000
      4.50% - 100,000 shares issued                       10,000        10,000
      4.20% - 70,000 shares issued                         7,000         7,000
      4.35% - 120,000 shares issued                       12,000        12,000
   $100 Par Value - Redeemable
      4.00%                                                   62            62
         Total                                            39,062        39,062
Common Stock Equity
   Common stock-150,000,000 shares authorized
      without par value 61,908,729 shares issued,
         stated value                                    449,697       449,697
   Retained earnings (see statements)                    460,139       473,321
   Accumulated other comprehensive income
      Income on derivative hedging instruments            11,926             -
   Capital stock premium and expense                      (1,653)       (1,666)
         Total                                           920,109       921,352
         Total                                       $ 2,259,666   $ 2,152,261
*   Variable rate securities, weighted-average rate as of March 31, 2001
**   Variable rate securities, weighted-average rate as of December 31, 2000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

          KANSAS CITY POWER & LIGHT COMPANY
          Consolidated Statements of Income
                    (Unaudited)


Three Months Ended March 31                               2001       2000
                                                           (thousands)
Operating Revenues
   Electric sales revenues                             $250,804    $190,333
   Gas sales revenues                                    11,975       8,038
   Telecommunications revenues                            2,267           -
   Other revenues                                        16,811         962
      Total                                             281,857     199,333
Operating Expenses
   Fuel                                                  32,714      29,853
   Purchased power                                       70,366      14,798
   Gas purchased and production expenses                 12,155       3,246
   Other                                                 79,800      55,520
   Maintenance                                           21,309      20,061
   Depreciation and depletion                            36,631      31,594
   (Gain) Loss on property                               (1,308)      1,025
   General taxes                                         22,852      21,217
      Total                                             274,519     177,314
Operating income                                          7,338      22,019
Loss from equity investments                               (536)     (5,758)
Other income and expenses                                (1,180)     (7,843)
Interest charges                                         24,221      17,352
Income before income taxes, extraordinary
   item and cumulative effect of changes
   in accounting principles                             (18,599)     (8,934)
Income taxes                                            (15,627)     (9,509)
Income before extraordinary item and
   cumulative effect of changes in
   accounting principles                                 (2,972)        575
Early extinguishment of debt,
   net of income taxes                                   15,872           -
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes                                        -      30,073
Net income                                               12,900      30,648
Preferred stock dividend requirements                       412         412
Earnings available for common stock                    $ 12,488    $ 30,236
Average number of common shares outstanding              61,853      61,898
Basic and diluted earnings per common share
   before extraordinary item and cumulative
   effect of changes in accounting principles          $  (0.06)   $      -
Early extinguishment of debt                               0.26           -
Cumulative effect to January 1, 2000, of
   changes in accounting principles                           -        0.49
Basic and diluted earnings per common share            $   0.20    $   0.49

Cash dividends per common share                        $  0.415    $  0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

            KANSAS CITY POWER & LIGHT COMPANY
          Consolidated Statements of Cash Flows
                       (Unaudited)


 Three Months Ended March 31                                2001       2000
                                                              (thousands)
 Cash Flows from Operating Activities
 Net income                                               $  12,900  $  30,648
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt, net of income taxes    (15,872)         -
       Cumulative effect of changes in
          accounting principles, net of income taxes              -    (30,073)
       Depreciation and depletion                            36,631     31,594
       Amortization of:
          Nuclear fuel                                        4,159      4,319
          Other                                               3,930      2,957
       Deferred income taxes (net)                           (1,585)      (173)
       Investment tax credit amortization                    (1,072)    (1,118)
       Accretion of Senior Discount Notes                     3,892          -
       Loss from equity investments                             536      5,758
       Asset impairments                                          -      1,429
       Allowance for equity funds
          used during construction                           (2,308)       (36)
       Other operating activities (Note 1)                  (55,419)    26,182
       Net cash from operating activities                   (14,208)    71,487
 Cash Flows from Investing Activities
 Utility capital expenditures                               (73,838)   (78,978)
 Allowance for borrowed funds
    used during construction                                 (4,118)    (2,499)
 Purchases of investments                                   (36,284)   (26,233)
 Purchases of nonutility property                           (17,921)    (6,162)
 Sale of securities                                           9,478          -
 Hawthorn No. 5 partial insurance recovery                   15,000          -
 Loan to DTI prior to majority ownership                    (94,000)         -
 Other investing activities                                    (888)    (6,048)
       Net cash from investing activities                  (202,571)  (119,920)
 Cash Flows from Financing Activities
 Issuance of long-term debt                                 111,500    268,000
 Repayment of long-term debt                                (40,127)   (44,000)
 Net change in short-term borrowings                        148,159   (147,799)
 Dividends paid                                             (26,082)   (26,100)
 Other financing activities                                    (144)      (634)
       Net cash from financing activities                   193,306     49,467
 Net Change in Cash and Cash Equivalents                    (23,473)     1,034
 Cash and Cash Equivalents at Beginning of Year              34,877     13,073
 Cash and Cash Equivalents at End of Period               $  11,404  $  14,107

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

      KANSAS CITY POWER & LIGHT COMPANY

Consolidated Statements of Comprehensive Income
               (Unaudited)

                                               Three Months Ended
                                                    March 31
                                                 2001       2000
                                                   (thousands)
 Net income                                    $  12,900  $  30,648

 Other comprehensive income (loss):
    Loss on derivative hedging instruments        (2,590)         -
    Income tax benefit                             1,080          -
       Net loss on
          derivative hedging instruments          (1,510)         -

    Reclassification adjustment, net of tax       (4,007)     2,337

    Comprehensive income before cumulative
       effect of a change in accounting
          principles, net of income taxes          7,383     32,985
    Cumulative effect to January 1, 2001,
       of a change in accounting principles,
          net of income taxes                     17,443          -

 Comprehensive Income                          $  24,826  $  32,985

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


 Consolidated Statements of Retained Earnings
                (Unaudited)

                                               Three Months Ended
                                                    March 31
                                                 2001       2000
                                                   (thousands)
 Beginning balance                             $ 473,321  $ 418,952
 Net income                                       12,900     30,648
                                                 486,221    449,600
 Dividends declared
    Preferred stock - at required rates              412        413
    Common stock                                  25,670     25,687

 Ending balance                                $ 460,139  $ 423,500

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


                              THE COMPANY

The consolidated company (referred to throughout as consolidated or the Company) consists of Kansas City Power & Light Company (KCPL), KLT Inc., DTI Holdings, Inc. (DTI), Strategic Energy LLC (SEL), Home Service Solutions Inc. (HSS), R.S. Andrews Enterprises, Inc. (RSAE) and Great Plains Power Incorporated.

Notes to Consolidated Financial Statements

In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 2000 annual report on Form 10-K. The consolidated financial statements include the accounts of KCPL, KLT Inc., HSS and Great Plains Power Incorporated.

1.  SUPPLEMENTAL CASH FLOW INFORMATION (a)


                                             Three Months Ended
                                                  March 31
                                             2001         2000
                                                (thousands)
Cash flows affected by changes in:
    Receivables                             $   6,498   $ 19,153
    Fuel inventories                            1,409     (1,439)
    Materials and supplies                       (541)      (937)
    Accounts payable                          (58,611)     9,848
    Accrued taxes                                (257)     2,470
    Accrued interest                            1,486     (3,548)
    Wolf Creek refueling outage accrual         2,835      2,646
    Pension and postretirement benefit
       obligations                             (2,800)    (4,552)
Other                                          (5,438)     2,541
         Total other operating activities   $ (55,419)  $ 26,182


Cash paid during the period for:
    Interest                                 $ 22,181   $ 20,444
    Income taxes                             $    145   $     62

During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the table below (c).

                                      DTI           RSAE         Total
                                                (thousands)
Cash paid to obtain
   majority ownership               $ (39,855)   $   (560)   $ (40,415)
Subsidiary cash                         4,557       1,053        5,610
Purchases of subsidiaries,
   net of cash received             $ (35,298)   $    493      (34,805)
Purchases of other investments                                  (1,479)
   Total purchases of investments                            $ (36,284)


                                      DTI at      RSAE at
                                    February 8   January 1
                                       2001        2001
Initial consolidation of                  (thousands)
   subsidiaries:
Assets
   Cash                              $  4,557    $  1,053
   Receivables                          1,012       4,078
   Other nonutility property
      and investments                 363,825       6,267
   Goodwill                            67,774      24,496
   Other assets                         5,143       3,919
   Eliminate equity investment        (64,870)     (7,200)
      Total assets                   $377,441    $ 32,613

Liabilities
   Notes payable                     $  5,300    $ 10,057
   Accounts payable                    31,299       6,219
   Deferred income taxes                7,437           -
   Deferred telecommunications
      revenue                          41,522           -
   Other liabilities and
      deferred credits                  7,423      13,442
   Loan from KLT Telecom (b)           94,000           -
   Long-term debt                     190,460       2,895
      Total liabilities              $377,441    $ 32,613

(a) The initial consolidations of DTI and RSAE are not reflected in the Consolidated Statement of Cash Flows for the three months ended March 31, 2001.
(b) KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership. This loan is eliminated in consolidation.
(c) Additional adjustments to purchase accounting may be made.

2. CAPITALIZATION

KCPL Financing I (Trust) has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest
Debentures, due 2037, issued by KCPL.

KCPL is authorized to issue an additional $150 million of debt securities under its shelf registration statement dated November 21, 2000.

3. SEGMENT AND RELATED INFORMATION
The Company's reportable segments include KCPL, KLT Inc. and HSS.
KCPL includes the regulated electric utility and unallocated corporate charges. KLT Inc. and HSS are holding companies for various unregulated business ventures.

The summary of significant accounting policies applies to all of the segments. The Company evaluates performance based on several factors including net income. The Company eliminates all intersegment sales and transfers. The tables below reflect summarized financial information concerning the Company's reportable segments.


For the three months ended March 31           2001         2000
KCPL                                             (millions)
Operating revenues                         $  198.8     $  190.3
Fuel expense                                  (32.7)       (29.8)
Purchased power expense                       (24.2)       (14.8)
Other                                         (93.0)       (91.9)
Depreciation and depletion                    (32.7)       (29.3)
Other income and expenses                      (3.2)        (3.9)
Interest charges                              (19.4)       (13.9)
Income taxes                                    4.3         (3.2)
Cumulative effect of changes
   in pension accounting                          -         30.1
Net income (loss)                          $   (2.1)    $   33.6
KLT Inc.
Operating revenues                         $   66.4     $    8.0
Purchased power expense                       (46.2)           -
Other                                         (22.3)        (6.6)
Depreciation and depletion                     (3.3)        (1.8)
Gain (loss) on property                         1.3         (1.0)
Loss from equity investments                   (0.4)        (4.6)
Other income and expenses                      (0.4)        (4.4)
Interest charges                               (4.4)        (3.4)
Income taxes                                   10.3         11.9
Early extinguishment of debt                   15.9            -
Net income (loss)                          $   16.9     $   (1.9)

For the three months ended March 31           2001         2000
HSS                                              (millions)
Operating revenues                         $   16.7     $    1.0
Other                                         (20.8)        (1.6)
Depreciation and depletion                     (0.6)        (0.5)
Loss from equity investments                   (0.1)        (1.2)
Other income and expenses                       2.3          0.5
Interest charges                               (0.4)           -
Income taxes                                    1.0          0.7
Net loss                                   $   (1.9)    $   (1.1)
Consolidated
Operating revenues                         $  281.9     $  199.3
Fuel expense                                  (32.7)       (29.8)
Purchased power expense                       (70.4)       (14.8)
Other (a)                                    (136.1)      (100.1)
Depreciation and depletion                    (36.6)       (31.6)
Gain (loss) on property                         1.3         (1.0)
Loss from equity investments                   (0.5)        (5.8)
Other income and expenses                      (1.3)        (7.8)
Interest charges                              (24.2)       (17.3)
Income taxes                                   15.6          9.4
Early extinguishment of debt and cumulative
   effect of changes in pension accounting     15.9         30.1
Net income                                 $   12.9     $   30.6
(a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expenses.

For the three months ended
March 31                        KCPL     KLT Inc.    HSS   Consolidated

2001                                          (millions)
Assets                        $2,997.5  $  737.4   $  57.0    $3,791.9
Net equity method investments        -      24.1         -        24.1
Capital and investments
   expenditures                   74.7      53.8      (0.5)      128.0
2000
Assets                        $2,754.5  $  299.5   $  49.3    $3,103.3
Net equity method investments        -      37.5      24.4        61.9
Capital and investments
   expenditures                   79.8      31.6         -       111.4


4. COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company operates in an environmentally responsible manner and uses the latest technology available to avoid and treat contamination. The Company continually conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. However, governmental bodies may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities.

     Mercury Emissions
     In December 2000, The United States Environmental Protection Agency (EPA) announced it would propose regulations to reduce mercury emissions by 2003 and issue final rules by 2004. KCPL cannot predict the likelihood or compliance costs of such regulations.

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

     Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment being installed at Hawthorn No. 5, a unit currently being rebuilt. The air control equipment being installed at Hawthorn No. 5 will comply with the proposed requirements discussed above.

     KCPL continues to refine its preliminary estimates and explore alternatives to comply with these new regulations in order to minimize, to the extent possible, KCPL's capital costs and operating expenses. The ultimate cost of these regulations could be significantly different from the amounts estimated above.

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program. On March 3, 2000, a three-judge panel of the District of Columbia Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA stating the EPA failed to prove that fossil plants in the western part of Missouri contribute to ozone formation in downwind states. On March 5, 2001, the United States Supreme Court, acting without comment, denied the petitions for a writ of certiorari filed to review the March 3, 2000, U.S. Court of Appeals for the District of Columbia Circuit Court of Appeals' decision in the NOx State Implementation Plan (SIP) Call litigation. The March 3, 2000, U.S. Court of Appeals' decision largely upheld the NOx SIP call but remanded a few minor issues to EPA and is therefore final. The impact of this court decision will not be known until the EPA issues the implementing regulations, however, it is likely to delay the implementation of new NOx regulations by EPA in the western portion of Missouri for some time.

     In May 1999, a three-judge panel of the District of Columbia Circuit of the U.S. Court of Appeals found certain portions of the NOx control program unconstitutional in a related case. The U.S. Supreme
     Court heard oral arguments on the EPA's appeal of this decision on November 7, 2000 and issued its decision on February 27, 2001.
     In the February 27, 2001, decision, the U.S. Supreme Court essentially upheld the basis for the NOx SIP Call and remanded to the U.S. Court of Appeals for the District of Columbia Circuit further proceedings on implementation issues for the 8 hour ozone and particulate matter ambient air standards issued in mid-1997 in a manner consistent with the Supreme Court opinion. After the Court of Appeals' final decision of this case, EPA will have to develop a reasonable interpretation of the non-attainment implementation provisions insofar as they apply to revised ozone National Ambient Air Quality Standards. The effect of the U.S.
     Court of Appeals for the District of Columbia Circuit may decrease the severity of the standards with which KCPL ultimately may need to comply.

     In May 2000, the Missouri Air Conservation Commission approved statewide rate-based NOx regulations requiring compliance with a rate of 0.35 lbs. NOx / mmBtu of heat input for western Missouri and 0.25 lbs. NOx / mmBtu of heat input for eastern Missouri and EPA approved the statewide NOx regulation on December 28, 2000. The State of Missouri has developed a State Implementation Plan
     (SIP) for NOx reduction that was effective January 29, 2001. We do not anticipate that KCPL will incur significant additional costs to comply with these new regulations.

     Global Warming
     At a December 1997 meeting in Kyoto, Japan, the Clinton Administration supported changes to the International Global Climate Change treaty that would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. This treaty has not been submitted to the U.S. Senate. The Bush administration said it has no intention of sending the Kyoto Pact to the U.S. Senate for ratification. Instead, President Bush "has directed his Cabinet secretaries to begin a review so we can, as a nation, address a serious problem, which is global warming." The Cabinet-legal review "is under way," but staff did not indicate how much time it will take before a proposal is presented to the president.

     If national restrictions on electric utility CO2 emissions are eventually required, the financial impact on KCPL could be substantial.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. As of March 31, 2001, KCPL's net investment on its books was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. This issue is being addressed in the courts. The passage of time, along with the appointment of a new state administration in Nebraska, has increased the chances for reversal of the license denial.

In May 1999, the Nebraska legislature passed a bill withdrawing
Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states.
Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Coal Contracts
KCPL's remaining share of coal purchase commitments under existing contracts total $93.5 million. Obligations for the remainder of 2001 through 2003, based on estimated prices for those years, total $32.4 million, $41.6 million, and $19.5 million, respectively. These amounts are net of purchases made during the first quarter of 2001.

5. RECEIVABLES

                                  March 31  December 31
                                    2001        2000
                                       (thousands)
KCPL Receivable Corporation      $ 28,858    $ 48,208
Other Receivables                  85,090      67,148
Receivables                      $113,948    $115,356

Accounts receivable sold under the revolving agreement between KCPL Receivable Corporation and KCPL totaled $88.9 million at March 31, 2001 and $108.2 million at December 31, 2000. In consideration of the sale, KCPL received $60 million in cash and the remaining balance in the form of a subordinated note from KCPL Receivable Corporation.

Other receivables consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries including receivables from the increase to a majority ownership of DTI and RSAE (see Note 1 - Supplemental Cash Flow Information).

6. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted FASB Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended. FASB 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FASB 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of FASB 133 on January 1, 2001 required the Company to record a $0.2 million expense, net of income tax. The Company did not reflect this immaterial amount as a cumulative effect. This entry increased interest expense by $0.6 million and reduced purchased power by $0.3 million. The Company also recorded $17.4 million, net of tax as a cumulative effect of a change in accounting principle applicable to comprehensive income for its cash flow hedges.

Derivative Instruments and Hedging Activities
The Company's activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

The Company's interest rate risk management strategy uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility on a portion of its variable rate debt. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

The Company's risk management activities including the use of derivatives are subject to the management, direction and control of Risk Management Committees.

Interest Rate Risk Management
KCPL utilizes interest rate management derivatives to reduce a portion of KCPL's interest rate risk by converting a portion of its variable interest rate payments into fixed interest rate payments.

In 2000, KCPL issued $200 million of unsecured, floating rate medium-term notes. Simultaneously, KCPL entered into interest rate cap agreements to hedge the interest rate risk on the notes. The cap agreements are designated as cash flow hedges. The difference between the fair market value of the cap agreements recorded on the balance sheet at initial adoption and the unamortized premium was reported in interest expense.

KCPL entered into interest rate swap agreements to limit the interest rate on $30 million of long-term debt. These swaps and the options for renewal do not qualify for hedge accounting. The swap agreements mature in 2001 and effectively fix the interest to a weighted-average rate of 3.88%. The fair market values of these agreements and the option for renewal were recorded as current assets and liabilities and adjustments to interest expense on the income statement. Changes in the fair market value of these instruments are recorded in the income statement.

Commodity Risk Management
SEL utilizes an option and power swap agreements to hedge commodity prices in various markets. The option and some of the swap agreements are designated as cash flow hedges.

The remaining swap agreements do not qualify for hedge accounting.
The fair market value of these swaps at January 1, 2001 was recorded as an asset or liability on the balance sheet and an adjustment to the cost of purchased power. The change in the fair market value and future changes in the fair market values of these swaps, will also be recorded in purchased power.

The option allows SEL to purchase 270 MW of power at a fixed rate of $21 per MW. The swap agreements protect SEL from price volatility by fixing the price per MW. The fair market value of this option and the swap agreements designated as cash flow hedges at January 1, 2001 was recorded as a current asset and a cumulative effect of a change in accounting principle in comprehensive income. When the power is purchased and to the extent the hedge is effective at mitigating the cost of purchased power, the amounts accumulated in other comprehensive income are reclassified. However, most of the power purchased under the option has been sold to customers through contracts at prices below the fair market value used to value the option. Therefore, SEL will not receive income to the extent represented in comprehensive income in the current or future periods. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly to purchased power.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 100% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001 was recorded as current assets, current liabilities, and the cumulative of effect of a change in an accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the sales price of gas, the amounts in other comprehensive income are reclassified. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in gas revenues.

KCPL has eight capacity contracts, which it did not consider to be derivatives. An interpretation from the FASB Derivatives Implementation Group, if formally cleared by FASB, could define these capacity contracts as derivatives, which could increase the volatility of KCPL's future earnings. All implementation guidelines are applied prospectively with the cumulative effect recorded in the quarter subsequent to the effective date of the guidelines.

The amounts recorded related to the cash flow hedges are summarized below.

                       Cumulative     Increase                    Three Months
                       Effect to    (Decrease) in                     Ended
Balance Sheet          January 1,   Comprehensive                   March 31,
Classfication             2001         Income       Reclassified      2001
                                            (millions)
Assets
   Other current
      assets            $ 44.5         $(3.5)         $(10.9)        $ 30.1

Liabilities
   Other current
      liabilities         (6.8)          0.3             2.1           (4.4)
   Other comprehensive
      income             (17.4)          1.5             4.0          (11.9)
   Deferred income
      taxes              (12.7)          1.1             2.9           (8.7)
   Other deferred
      credits             (7.6)          0.6             1.9           (5.1)



7. HSS PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN RSAE

On March 12, 2001, HSS acquired control of RSAE by acquiring an additional 22.1% of the shares of RSAE for $0.6 million.

This acquisition has been accounted for by the purchase method of accounting and the operating results of RSAE have been included in the Company's consolidated financial statements from January 1, 2001, with the appropriate adjustments to minority interest from January 1, 2001, through the date of the acquisition. RSAE's March 31, 2001 assets included $24.3 million of goodwill which is being amortized over 40 years. On a pro forma basis, as if the business had been acquired at the beginning of fiscal 2000, revenue, net income and earnings per share would not differ materially from the amounts reported in the Company's year ended December 31, 2000, consolidated financial statements.

8. KLT TELECOM INC. PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN DTI

On February 8, 2001, KLT Telecom acquired control of DTI by acquiring an additional 31.2% of the fully diluted shares of DTI from Richard D. Weinstein, DTI's Chairman, President and CEO, for $33.6 million in cash. An additional 5.0% of the fully diluted shares were purchased through a tender offer for DTI's outstanding warrants and the purchase of a separate warrant for 1.0% of DTI's common stock that results in KLT Telecom owning 83.6% of DTI's fully diluted shares. Under the purchase agreement, Weinstein, who resigned as Chairman, President and CEO, retained just over 15% of the fully diluted ownership and a seat on the DTI board. Also, the parties granted put and call options that gave Weinstein the right to sell and KLT Telecom the right to buy Weinstein's remaining ownership in DTI.

This acquisition has been accounted for by the purchase method of accounting. Operating results were included in the Company's consolidated financial statements from the date of the acquisition. Goodwill of $67.8 was recorded as a result of this acquisition and is being amortized over 25 years. At March 31, 2001, unamortized goodwill totaled $67.4 million.

Extraordinary Item  Early Extinguishment of Debt
The KLT Telecom gain on early extinguishment of debt in the three months ended March 31, 2001, resulted from DTI's completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. The $15.9 million early extinguishment of debt has been reduced by the losses previously recorded by DTI, but not reflected by KLT Telecom and is net of $9.1 million of income taxes.

Telecommunications Property
Telecommunications property at March 31, 2001, of $375.7 million, is net of accumulated depreciation of $34.9 million and consists mainly of fiber optic plant and usage rights. At March 31, 2001, telecommunications property includes $68 million of construction in progress.

Operating Leases and Indefeasible Rights to Use (IRU) Commitments
DTI is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, power costs and office space. Minimum rental commitments under these agreements for the years 2001 through 2005 are $8 million, $9 million, $9 million, $9 million and $9 million, respectively. Minimum rental commitments under these agreements after 2005 total $136 million.

DTI Risk Factors
For a description of certain risk factors that may adversely affect DTI's business and results of operations see DTI's Form 10K for the six-month period ended December 31, 2000 to be filed on or before May 15, 2001.

Pro forma Information
The following unaudited pro forma consolidated results of operations are presented as if the acquisition of an additional ownership interest in DTI had been made at the beginning of the periods presented.

                                         Three Months Ended March 31
                                           2001                2000
                                                  (thousands)
Revenues                               $283,335           $201,703

                                                   EPS                 EPS
Income before extraordinary
   item and cumulative effect
   of changes in accounting
   principles                          $ (2,972)          $    575
Eliminate DTI recorded operating loss     4,403              4,157
Add DTI operating loss on a 100% basis   (9,403)            (8,734)
Other adjustments                           294               (603)
Pro forma loss before
   extraordinary item and
   cumulative effect of changes
   in accounting principles              (7,678) $(0.12)    (4,605)  $(0.07)
Cumulative effect to January 1,
   2000 of changes in accounting
   principles, net of income taxes                          30,073     0.49
DTI's early extinguishment of debt,
   net of income taxes and minority
   interests                             50,695    0.82
Pro forma net income                   $ 43,017   $0.70   $ 25,468    $0.42

The unaudited pro forma consolidated results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on the consolidated financial condition and results of operations during the periods presented. The three months ended March 31, 2001, compared with the three months ended March 31, 2000, is referred to as the three-month period. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements, Notes and especially Note 3 - Segment and Related Information which summarizes the income statement by segment.

Consolidated Earnings Overview
 Three months ended March 31              2001     2000
 Earnings per share (EPS) summary
 KCPL
   Excluding cumulative effect          $(0.04)  $ 0.05
   Cumulative effect of changes in
     pension accounting                      -     0.49
       KCPL EPS                          (0.04)    0.54
 KLT Inc.
   Excluding extraordinary item           0.01    (0.03)
   Extraordinary item:  Early             0.26        -
     extinguishment of debt
       KLT Inc. EPS                       0.27    (0.03)

 HSS EPS                                 (0.03)   (0.02)
   Reported Consolidated EPS            $ 0.20   $ 0.49


On February 1, 2001, DTI completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in KLT Inc. reporting on an equity basis a $15.9 million ($0.26 per share) extraordinary item for the gain on the early extinguishment of debt in the three months ended March 31, 2001.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required the Company to record the cumulative effect of these changes increasing common stock earnings in the three months ended March 31, 2000, by $30.1 million ($0.49 per share). Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future. The portions of the cumulative effect of pension accounting changes attributable to KLT Inc. and HSS are immaterial and therefore were not allocated to these subsidiaries.

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

After completion of the rebuild of Hawthorn No. 5 (projected to be on-line in June 2001), KCPL's generating capacity will be over 3,700 megawatts. The delivery business consists of transmission and distribution that serves over 472,000 customers at March 31, 2001, and experiences annual load growth of approximately 2% to 3% through increased customer usage and additional customers. Rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until 2002.

KCPL has a regulatory obligation to join a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO) by December 2001. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access.

KCPL Earnings Overview
KCPL's EPS contribution was a loss of $0.04 for the three months ended March 31, 2001, compared to earnings of $0.05, excluding the cumulative effect of changes in pension accounting, for the three months ended March 31, 2000. The following table and discussion highlight significant factors affecting the changes in KCPL's EPS contribution between the three months ended March 31, 2001, and the three months ended March 31, 2000, excluding the cumulative effect of changes in pension accounting.

Change in KCPL's EPS
 For the three-month period ended March 31:

                                    2001 compared to 2000
  Increased cost of purchased
   power energy                         $   (0.08)
  Increased price of fossil fuels           (0.02)
  Other (see discussion below)               0.01
      Total                             $   (0.09)

Contributing to the other factors impacting the change in KCPL's EPS are the following:
  - Increased retail sales primarily due to colder winter weather in 2001 compared to 2000 and continued load growth.
  - Increased expenses because of the write-off of $2.0 million of billings incurred after January 1, 2001, to one of KCPL's larger customers because of their Chapter 11 bankruptcy filing on February 7, 2001. Billings subsequent to the bankruptcy are being paid daily.
     Any recoveries from this bankruptcy proceeding will be recorded in income when received.
  - Increased depreciation expense due mostly to normal increases in depreciation from capital additions.
  - Increased interest expense due to higher average levels of borrowing and higher interest charges on the variable rate environmental improvement revenue refunding bonds.

KCPL Megawatt-hour (Mwh) Sales and Electric Sales Revenues
For the three-month period ended March 31:

                                     2001 compared to 2000
                                       Mwh       Revenues
 Retail Sales:                    (revenue change in millions)
  Residential                         16  %      $     6
  Commercial                           2  %            1
  Industrial                         (15) %            -
  Other                               (1) %            -
    Total Retail                       3  %            7
 Sales for Resale:
  Bulk Power Sales                   (18) %            -
  Other                                2  %            -
    Total                              -  %            7
  Other revenues                                       1
       KCPL electric sales revenue               $     8

Residential mwh sales increased in the three-month period primarily due to colder winter weather for the period and continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. However, industrial mwh sales decreased in the three-month period mostly offsetting the increase in residential mwh sales. The decrease in industrial mwh sales is primarily due to one of KCPL's larger customers filing for bankruptcy on February 7, 2001, and deciding to close its Kansas City, Missouri facilities. The decrease in revenues due to this closure was offset by an increase in revenues primarily due to a few large industrial customers choosing higher tariff rates over special contracts.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The unavailability of Hawthorn No. 5 contributed to lower bulk power mwh sales in both the three months ended March 31, 2001 and 2000. In addition, colder winter weather and continued load growth contributed to decreased bulk power mwh sales for the three-month period. However, the average price per mwh of bulk power sales during the three-month period increased 22%, offsetting the effect of lower bulk power mwh sales on revenues.

KCPL Fuel and Purchased Power
Fuel costs increased by $2.9 million for the three-month period primarily due to additional oil-fired generation and higher costs per mmBtu of fossil fuels. Natural gas and oil have a significantly higher cost per mmBtu of generation than coal or nuclear fuel.

During the three months ended March 31, 2001, and March 31, 2000, fossil plants represented about 65% and the nuclear plant about 35% of total generation. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCPL expects the price of nuclear fuel to remain fairly constant through the year 2003. KCPL's procurement strategies continue to provide coal costs below the regional average.

Purchased power expenses increased $9.4 million for the three-month period primarily because of a 71% increase in the cost per mwh of purchased power in the three-month period. The cost per mwh for purchased power is significantly higher than the fuel cost per mwh of generation.

KCPL Other Income and Expenses
KCPL's other income and expenses decreased to $3.2 million of expense for the three months ended March 31, 2001, from $3.9 million of expense for the three months ended March 31, 2000. This decrease was caused primarily by a $2.3 million increase in the allowance for equity funds used during construction. This represents mainly the cost of capital used to finance expenditures during construction of Hawthorn 5 that arises from other than short- and long-term debt. This cost, along with the interest on borrowed funds used during construction, is capitalized as a component of the construction cost. This reduction in other expenses was partially offset by a $2.0 million increase due to the write-off of billings to one of KCPL's larger customers as a result of its bankruptcy filing.

KCPL Interest Charges
KCPL's interest charges increased $5.5 million for the three-month period primarily because long-term debt interest expense increased offset by an increase in interest charged to construction. The increase in interest expense reflected higher average levels of outstanding long-term debt and higher interest charges on the variable-rate environmental improvement revenue refunding bonds. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL on March 20, 2000, and $250 million of unsecured fixed-rate senior notes issued in December 2000, partially offset by $50.5 million of scheduled debt repayments by KCPL.

KCPL uses interest rate swap and cap agreements to limit the volatility in interest expense on a portion of its variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant.

Allowance for borrowed funds used during construction increased $1.6 million during the three-month period because of increased expenditures for construction projects at the Hawthorn generating station. FERC guidelines for calculating the allowance used during construction require consideration of the level of outstanding short-term debt before equity funds.

Wolf Creek
Wolf Creek is one of KCPL's principal generating units, representing about 15% of KCPL's generating capacity, including the rebuilt Hawthorn No. 5 generating unit. The plant's operating performance has remained strong over the last three years, contributing about 30% of KCPL's annual mwh generation while operating at an average capacity of 93%. Furthermore, Wolf Creek has the lowest fuel cost per mmBtu of any of KCPL's generating units.

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

Hawthorn No. 5
On February 17, 1999, an explosion occurred at the 476-megawatt, coal-fired Hawthorn No. 5 unit. The boiler, which was not operating at the time, was destroyed, but there were no injuries. KCPL's investigation indicates that an explosion of accumulated gas in the boiler's firebox caused the damage. KCPL has property insurance coverage with limits of $300 million. KCPL received an additional $15 million in insurance recoveries during the three months ended March 31, 2001, increasing the total insurance recoveries received to date to $145 million under this coverage. The recoveries have been recorded in Utility Plant - accumulated depreciation on the consolidated balance sheet.

KCPL is in the final stages of constructing a new coal-fired boiler to permanently replace the lost capacity of Hawthorn No. 5. Hawthorn No. 5 is expected to be on-line in June 2001. Expenditures, excluding capitalized interest, for rebuilding Hawthorn No. 5, were $207.6 million in 2000, $35.6 million in 1999 and are projected to be about $73 million in 2001 of which $23.6 million were incurred in the three months ended March 31, 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received. The new unit is expected to have a capacity of 550 megawatts.

KLT Inc. Operations

KLT Inc. Business Overview
KLT Inc., an unregulated subsidiary, pursues business ventures in higher growth businesses. Existing ventures include investments in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships. The Company's investment in KLT Inc. was $150 million at March 31, 2001, and $119 million at December 31, 2000.

Telecommunications
At December 31, 2000, KLT Telecom owned 47% of DTI (acquired in 1997), a facilities-based telecommunications company. Through utilization of a $94 million loan (10% interest rate) from KLT Telecom, DTI successfully completed a tender offer to repurchase a portion of its long-term debt on February 1, 2001, reducing interest costs. On February 8, 2001, KLT Telecom increased its ownership from 47 percent to 84 percent of DTI. See Note 8 to the Consolidated Financial Statements for further information.

The strategic design of the DTI network allows DTI to offer reliable, high-capacity voice and data transmission services, on a region-by-region basis, to primary carriers and end-user customers who seek a competitive alternative to existing providers. DTI's network infrastructure is designed to provide reliable customer service through back-up power systems, automatic traffic re-routing and computerized automatic network monitoring. If the network experiences a failure of one of its links, the routing intelligence of the equipment transfers traffic to the next choice route, thereby ensuring delivery without affecting customers. DTI currently provides services to other communication companies including Tier 1 and Tier 2 carriers. DTI also provides private line services to targeted business and governmental end-user customers. All of DTI's operations are subject to federal and state regulations. DTI's sales activities were primarily focused in the states of Missouri, Arkansas and Oklahoma.

KLT Telecom has committed to provide or arrange (through guaranty or otherwise) a revolving credit facility to DTI, to be made in 2001, in the amount of $75 million. The proceeds would be used for operations and capital expenditures as set forth in a reasonable capital budget to be established by DTI's Board of Directors. Under that commitment, KLT Telecom has loaned DTI at March 31, 2001, $21 million at a 9.5% interest rate. KLT Telecom is working with DTI to arrange third-party financing to DTI in the form of a $100 million senior credit facility. DTI will use these combined resources of financing to complete the construction of the planned DTI network and meet other operating requirements. DTI estimates additional total capital expenditures of approximately $150 million to complete construction of the network.

Natural Gas Development and Production
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the natural gas industry where it believes its expertise gives it a competitive advantage. Coalbed methane, with a longer, predictable reserve life, is inherently lower risk than conventional gas exploration. While gas prices have been volatile recently and are unlikely to continue to increase at levels experienced over the past year, KLT Gas continues to believe the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Oklahoma, Kansas, Montana and North Dakota. These leased properties cover approximately 173,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. The timing of the development may vary from the plans based upon obtaining the required environmental and regulatory approvals and permits.

Energy Services
SEL is an energy services provider that operates in the newly deregulated electricity markets of Pennsylvania, Southern California, Ohio and New York. SEL began operations in 1987 as an energy consulting firm. In 2001, in exchange for approximately $4.7 million preferred stock ownership in an energy services company, KLT Energy Services received additional ownership in SEL increasing its voting interests to approximately 83%.

As a result of dramatic changes in the electricity and natural gas markets, and on the strength of SEL's value to its customers, revenues
have grown from $7 million in 1998 to $130 million in 2000.   For the
three months ended March 31, 2001, SEL's revenues increased to $63 million compared to $21 million for the three months ended March 31, 2000. The investment in SEL was recorded on an equity basis during the first quarter of 2000. Thus, KLT Inc.'s revenues, purchased power expense and other expenses did not include SEL for the three months ended March 31, 2000.

SEL acts as an energy manager in deregulated markets on behalf of over 8,000 commercial and small manufacturing customers. SEL enters into one to five year contracts with customers to supply energy and manage their energy needs. For this service they receive an ongoing management fee plus the contracted price for the electricity and natural gas. SEL purchases energy in the wholesale markets to meet its customers energy needs. On occasion, SEL must purchase small blocks of power prior to the sales contract in order to quote stable pricing to new potential customers. SEL has deployed risk management practices and strategies to manage this market risk.

SEL's suppliers and customer base are very diverse. Suppliers include small and large energy generators across the country. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Its customer base is currently concentrated in the four previously mentioned deregulated states, with the largest concentration being in Pennsylvania with approximately 370 megawatts of its total 650 megawatt load.

Investments in Affordable Housing Limited Partnerships
At March 31, 2001, KLT Investments had $97.0 million in affordable housing limited partnerships. About 70% of these investments were recorded at cost; the equity method was used for the remainder. We reduce tax expense in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $66.0 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments completes a valuation study of its cost method investments in affordable housing by comparing the cost of those properties to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Projected annual reductions of the book cost based on the latest valuation study for the years 2001 through 2005 total $13 million, $9 million, $12 million, $8 million and $7 million, respectively. Primarily all of the estimated reductions for the year ended December 31, 2001, are expected to be incurred in the third and fourth quarters. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates. Also, based on preliminary external information, management believes the assets could be sold at a loss significantly lower than the accumulated reductions discussed above.

KLT Inc. Earnings Overview
The following table and discussion highlight significant factors affecting KLT Inc.'s contribution to consolidated EPS for the three months ended March 31, 2001, and March 31, 2000.

 Factors impacting KLT Inc.'s EPS contribution
 for the three months ended March 31           2001         2000

  SEL                                        $ 0.02       $ 0.01
  DTI prior to majority ownership              0.26        (0.07)
  DTI subsequent to majority ownership        (0.07)           -
  Gas operations                               0.02         0.03
  Realized loss on CellNet stock                  -        (0.05)
  Other                                        0.04         0.05
        KLT Inc. EPS contribution            $ 0.27       $(0.03)

In February 2001, KLT Telecom increased its investment in DTI from 47% to 84%, which required a change in the method of accounting from equity to consolidation. DTI's $0.26 EPS contribution prior to the change in ownership resulted from the net impact of the gain on the early extinguishment of $193 million of senior discount notes by DTI reduced by the losses previously recorded by DTI but not reflected by KLT Telecom. This gain is reflected in the consolidated financial statements as an extraordinary item.

KLT Inc. Other Income and Expenses
KLT Inc.'s other income and expenses decreased to $0.4 million of expense for the three months ended March 31, 2001, compared to $4.4 million of expense for the three months ended March 31, 2000. This decrease is due to $4.8 million of realized losses on an investment in CellNet during the three months ended March 31, 2000.

KLT Inc. Taxes
KLT Inc. accrued tax credits of $6.6 million for the three months ended March 31, 2001 and $6.9 million for the three months ended March 31, 2000.

HSS Operations

HSS, an unregulated subsidiary, pursues business ventures primarily in residential services. In March 2001, HSS increased its ownership to 71% from 49% in RSAE, a consumer services company in Atlanta, Georgia which required a change in the method of accounting for RSAE from equity to consolidation. Additionally, Worry Free Service, Inc., a wholly owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

The Company's investment in HSS was $46.9 million at March 31, 2001, and $46.3 million at December 31, 2000. HSS' loss for the three months ended March 31, 2001, totaled $1.9 million ($0.03 per share) compared to a loss of $1.1 million ($0.02 per share) for the three months ended March 31, 2000. HSS' increased loss for the three months ended March 31, 2001, was primarily due to increased losses associated with its ownership in RSAE. HSS' consolidated assets increased to $57.0 million at March 31, 2001, compared to $25.3 million at December 31, 2000, reflecting the consolidation of RSAE in 2001.

Great Plains Power Incorporated

Great Plains Power Incorporated will focus on fossil fuel-fired electric generation in the central part of the U.S. Five combustion turbines have already been ordered to add 385 megawatts of peaking capacity in 2003. In April 2001, the company entered into a $200 million five-year renewable operating lease agreement for the five combustion turbines. A significant portion of the output from these units may be sold to KCPL.

Other Consolidated Discussion

Significant Consolidated Balance Sheet Changes (March 31, 2001
compared to December 31, 2000)
  - Cash and cash equivalents decreased $23.5 million due primarily to KLT Telecom's payment of $39.9 million to increase its investment in DTI.
  - Equity securities decreased $10.1 million primarily due to the sale by KLT Gas of $8.2 million of stock in Evergreen Resources, Inc. and a $1.8 million reduction in the value of an investment held by KLT Energy Services.
  - Other current assets increased $28.4 million due mainly to the adoption of FASB 133 - Accounting for Derivative Instruments and Hedging Activities, as amended. (See Note 6 to the Consolidated Financial Statements)
  - Telecommunications property of $375.7 million at March 31, 2001, resulted from KLT Telecom's purchase of an additional ownership interest in DTI, which required a change in the method of accounting for DTI from equity to consolidation.
  - Utility plant - construction work in process increased $62.1 million primarily due to increases of about $29 million at Hawthorn No. 5 for rebuilding the boiler, $15 million for a deposit on five new combustion turbines, and $18 million for normal construction expenditures.
  -  Goodwill increased $95.2 million due to increased goodwill at KLT
     Inc. at March 31, 2001, of $67.4 million resulting from the consolidation of DTI and an additional $3.7 million in goodwill recorded because of increased ownership in SEL. An additional $24.3 million of goodwill at March 31, 2001, relates to the consolidation of R.S. Andrews Enterprises, resulting from an increased ownership by HSS.
  - Notes payable to banks of $20.3 million includes $15.3 million of short-term notes at March 31, 2001, relating to the consolidation of R.S. Andrews Enterprises and $4.0 million relates to short-term notes held by DTI.
  - Current maturities of long-term debt increased $160.0 million reflecting a $200.0 million increase in the current portion of KCPL's medium-term notes offset by $40.0 million of maturing medium-term notes.
  - Accounts payable decreased $21.1 million primarily due to a decrease in KCPL's accounts payable of $38.9 million due to the timing of cash receipts and cash payments partially offset by $17.3 million in accounts payable at March 31, 2001, due to the consolidation of DTI.
  - Other current liabilities increased $17.3 million primarily due to $8.4 million at March 31, 2001, due to the consolidation of R.S. Andrews Enterprises, $4.8 million because of the adoption of

     FASB 133 and $4.8 million in other current liabilities at March 31, 2001, due to the consolidation of DTI.
  - Deferred telecommunications revenue of $42.1 million at March 31, 2001, is due to the consolidation of DTI. This deferred revenue results from advances under contracts being deferred and then recognized on a straight-line basis as revenue over the terms of the contract. In many cases, recognition does not start until completion of specified route segments.

Capital Requirements and Liquidity
The Company's liquid resources at March 31, 2001, included cash flows from operations, $150 million of registered but unissued debt securities; and $70 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $56 million and KLT Inc.'s bank credit agreement of $14 million.

The Company normally generates positive cash flows from operating activities except for the three months ended March 31, 2001. Individual components of working capital will vary with normal business cycles and operations such as the reduction of accounts payable by $58.6 million during the three months ended March 31, 2001, excluding amounts recorded in the consolidations of DTI and RSAE. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for purchases of investments for the three-month period primarily reflects increased investments by KLT Telecom in DTI. The note receivable from DTI prior to majority ownership is reflected as an investing activity. DTI will obtain long-term financing to repay KLT Telecom.

Cash from financing activities increased for the three-month period primarily due short-term borrowings increasing $148.2 million during the three months ended March 31, 2001, compared to a $147.8 million decrease during the three months ended March 31, 2000. However, this change in short-term borrowings was partially offset by a decrease in long-term debt issuances during the three months ended March 31, 2001, compared to the three months ended March 31, 2000.

The Company expects to meet day-to-day operations, construction requirements (excluding new generating capacity and telecommunications construction) and dividends with internally-generated funds. However, the Company might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed to retire $788 million of maturing debt through the year 2005 will be provided from operations, refinancings and/or short-term debt. The Company may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is for the interim periods presented and should be read in connection with the quantitative and qualitative disclosures about market risk included in our 2000 annual report on Form 10-K.

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

Commodity Risk
KCPL has approximately 95% of its forecasted coal requirements under contract for the year 2001. A portion of these coal requirements are subject to the market price of coal. Because of the increased price of coal, KCPL's coal commitments for 2001 have increased 11% to $40.2 million since the 2000 annual report on Form 10-K was filed. A hypothetical 10% increase in the price of coal would result in a $1.1 million decrease in the year 2001 pretax earnings.

Equity Price Risk
KLT Energy Services and KLT Gas own common stock of certain companies with a cost basis of $8.2 million. These equity securities are considered trading securities and as such have been recorded at their fair value of $8.5 million at March 31, 2001. During April 2001, shares with a cost basis of $3.4 million and a fair value of $4.0 million were sold. The remaining equity securities are exposed to price fluctuations in equity markets. A hypothetical 10% decrease in equity prices would have resulted in an immaterial reduction in the fair value of the remaining equity securities after the April 2001 sale.

PART II - OTHER INFORMATION

Item 5.  Other Information.

     PATRICIA S. LANG, ET AL. ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. KANSAS CITY POWER & LIGHT COMPANY (previously disclosed in the Company's report on Form 10-K for the period ending December 31, 2000). On March 1, 2001, the United States District Court for the Western District of Missouri denied plaintiff's motion to certify a class action of African-American employees in this race discrimination case, while allowing plaintiffs to appeal this decision. The 8th Circuit Court of Appeals then denied the plaintiff's interlocutory appeal on April 10, 2001. The Company will continue to vigorously contest the claims of individual plaintiffs. In the opinion of the General Counsel, the relief sought by such individual plaintiffs will not be material to the Company's financial condition or result of operations. This will conclude the reporting on this matter unless there are further appeals on the class action status.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 10-a Annual Incentive Compensation Plan for KCPL executives

Exhibit 10-b    Amendment No. 3 dated March 9, 2001, to
                Credit Agreement among KLT Inc., Bank One, NA, as Agent, Second Amended and Restated Credit Agreement among KLT Inc., Bank One, NA, as Agent, Commerzbank Aktiengesellschaft, New York and Grand Cayman Branches, as Syndication Agent, Westdeutsche Landesbank Girozentrale, New York Branch, as Documentation Agent, and Various Lenders


REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter 2001.

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         KANSAS CITY POWER & LIGHT COMPANY


Dated:  May 10, 2001     By:  /s/Bernard J. Beaudoin
                                (Bernard J. Beaudoin)
                                (Chief Executive Officer)


Dated: May 10, 2001      By:  /s/Neil Roadman
                                (Neil Roadman)
                                (Principal Accounting Officer)