Form 10-Q
period 2001-06-30
KANSAS CITY POWER & LIGHT CO
filed 2001-08-09
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at August 8, 2001, was 61,856,069 shares.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                     KANSAS CITY POWER & LIGHT COMPANY
                        Consolidated Balance Sheets

                                                     (Unaudited)
                                                       June 30     December 31
                                                        2001          2000
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                         $    17,797   $    34,877
   Receivables                                           180,522       115,356
   Equity securities                                       5,496        18,597
   Fuel inventories, at average cost                      23,909        20,802
   Materials and supplies, at average cost                47,728        46,402
   Deferred income taxes                                   2,948           737
   Other                                                  27,462        14,455
      Total                                              305,862       251,226
Nonutility Property and Investments
   Telecommunications property                           384,760             -
   Affordable housing limited partnerships                95,993        98,129
   Gas property and investments                           28,997        47,654
   Nuclear decommissioning trust fund                     59,629        56,800
   Other                                                  66,381        81,624
      Total                                              635,760       284,207
Utility Plant, at Original Cost
   Electric                                            4,172,699     3,832,655
   Less-accumulated depreciation                       1,730,171     1,645,450
      Net utility plant in service                     2,442,528     2,187,205
   Construction work in progress                          85,814       309,629
   Nuclear fuel, net of amortization
      of $118,441 and $110,014                            26,217        30,956
      Total                                            2,554,559     2,527,790
Deferred Charges
   Regulatory assets                                     135,448       139,456
   Prepaid pension costs                                  78,042        68,342
   Goodwill                                              104,548        11,470
   Other deferred charges                                 16,960        11,400
      Total                                              334,998       230,668
      Total                                          $ 3,831,179   $ 3,293,891

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                     $    22,306   $         -
   Commercial paper                                      245,802        55,600
   Current maturities of long-term debt                  268,342        93,645
   Accounts payable                                      154,642       158,242
   Accrued taxes                                          20,408        14,402
   Accrued interest                                       13,067        12,553
   Accrued payroll and vacations                          26,082        28,257
   Accrued refueling outage costs                          7,560         1,890
   Other                                                  62,612        14,877
      Total                                              820,821       379,466
Deferred Credits and Other Liabilities
   Deferred income taxes                                 601,748       590,220
   Deferred investment tax credits                        47,892        50,037
   Deferred telecommunications revenue                    47,257             -
   Other                                                 115,601       121,907
      Total                                              812,498       762,164
Capitalization (see statements)                        2,197,860     2,152,261
Commitments and Contingencies (Note 4)
      Total                                          $ 3,831,179   $ 3,293,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     KANSAS CITY POWER & LIGHT COMPANY
                  Consolidated Statements of Capitalization

                                                     (Unaudited)
                                                       June 30     December 31
                                                        2001          2000
                                                           (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
        7.28% and 7.18%, weighted-average rate       $   179,000   $   206,000
      3.94%* Environmental Improvement Revenue
         Refunding Bonds due 2012-23                     158,768       158,768
   Senior Notes
      7.125% due 2005                                    250,000       250,000
      Unamortized discount                                  (495)         (550)
   Medium-Term Notes
      6.69%** due 2002                                         -       200,000
   Environmental Improvement Revenue Refunding Bonds
      3.93%* Series A & B due 2015                       106,500       106,500
      4.50% Series C due 2017                             50,000        50,000
      4.35% Series D due 2017                             40,000        40,000
   Subsidiary Obligations
      Senior Discount Notes
         12.5% due 2008                                  202,693             -
         Unamortized discount                             (2,088)            -
      R.S. Andrews Enterprises, Inc. long-term debt
        8.25% weighted-average rate due 2003-07            2,675             -
      Affordable Housing Notes
        8.15% and 8.29%, weighted-average rate            20,333        31,129
         due 2003-08
      KLT Inc. Bank Credit Agreement
        4.47% due 2003                                    94,000             -
         Total                                         1,101,386     1,041,847
Company-obligated Mandatorily Redeemable
   Preferred Securities of a trust holding solely
   KCPL Subordinated Debentures                          150,000       150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                       10,000        10,000
      4.50% - 100,000 shares issued                       10,000        10,000
      4.20% - 70,000 shares issued                         7,000         7,000
      4.35% - 120,000 shares issued                       12,000        12,000
   $100 Par Value - Redeemable
      4.00%                                                    -            62
         Total                                            39,000        39,062
Common Stock Equity
   Common stock-150,000,000 shares authorized
      without par value 61,908,729 shares issued,
         stated value                                    449,697       449,697
   Retained earnings (see statements)                    470,289       473,321
   Accumulated other comprehensive income
      Loss on derivative hedging instruments             (10,858)            -
   Capital stock premium and expense                      (1,654)       (1,666)
         Total                                           907,474       921,352
         Total                                       $ 2,197,860   $ 2,152,261
*   Variable rate securities, weighted-average rate as of June 30, 2001
**   Variable rate securities, weighted-average rate as of December 31, 2000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     KANSAS CITY POWER & LIGHT COMPANY
                     Consolidated Statements of Income
                                (Unaudited)


Three Months Ended June 30                                2001       2000
                                                            (thousands)
Operating Revenues
   Electric sales revenues                             $325,594    $276,121
   Gas sales revenues                                     5,131      13,824
   Telecommunications revenues                            4,725           -
   Other revenues                                        18,882         981
      Total                                             354,332     290,926
Operating Expenses
   Fuel                                                  39,589      35,332
   Purchased power                                       86,281      56,837
   Gas purchased and production expenses                  4,960       7,316
   Other                                                 85,059      58,838
   Maintenance                                           20,444      18,456
   Depreciation and depletion                            39,991      33,489
   Gain on property                                     (20,398)     (4,715)
   General taxes                                         22,562      22,078
      Total                                             278,488     227,631
Operating income                                         75,844      63,295
Income (Loss) from equity investments                       424     (10,482)
Other income and expenses                                   649      (1,672)
Interest charges                                         25,615      19,016
Income before income taxes                               51,302      32,125
Income taxes                                             15,070       5,385
Net income                                               36,232      26,740
Preferred stock dividend requirements                       412         412
Earnings available for common stock                    $ 35,820    $ 26,328
Average number of common shares outstanding              61,855      61,864
Basic and diluted earnings per common share            $   0.58    $   0.43

Cash dividends per common share                        $  0.415    $  0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     KANSAS CITY POWER & LIGHT COMPANY
                     Consolidated Statements of Income
                                (Unaudited)


Year to Date June 30                                      2001        2000
                                                             (thousands)
Operating Revenues
   Electric sales revenues                             $576,398    $ 466,454
   Gas sales revenues                                    17,106       21,862
   Telecommunications revenues                            6,992            -
   Other revenues                                        35,693        1,943
      Total                                             636,189      490,259
Operating Expenses
   Fuel                                                  72,303       65,185
   Purchased power                                      156,647       71,635
   Gas purchased and production expenses                 17,115       10,562
   Other                                                164,859      114,358
   Maintenance                                           41,753       38,517
   Depreciation and depletion                            76,622       65,083
   Gain on property                                     (21,706)      (3,690)
   General taxes                                         45,414       43,295
      Total                                             553,007      404,945
Operating income                                         83,182       85,314
Loss from equity investments                               (112)     (16,240)
Other income and expenses                                  (531)      (9,515)
Interest charges                                         49,836       36,368
Income before income taxes, extraordinary
   item and cumulative effect of changes
   in accounting principles                              32,703       23,191
Income taxes                                               (557)      (4,124)
Income before extraordinary item and
   cumulative effect of changes in
   accounting principles                                 33,260       27,315
Early extinguishment of debt,
   net of income taxes                                   15,872            -
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes                                        -       30,073
Net income                                               49,132       57,388
Preferred stock dividend requirements                       824          824
Earnings available for common stock                    $ 48,308    $  56,564
Average number of common shares outstanding              61,855       61,881
Basic and diluted earnings per common share
   before extraordinary item and cumulative
   effect of changes in accounting principles          $   0.52    $    0.42
Early extinguishment of debt                               0.26            -
Cumulative effect to January 1, 2000, of
   changes in accounting principles                           -         0.49
Basic and diluted earnings per common share            $   0.78    $    0.91

Cash dividends per common share                        $   0.83    $    0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     KANSAS CITY POWER & LIGHT COMPANY
                   Consolidated Statements of Cash Flows
                                (Unaudited)


 Year to Date June 30                                       2001       2000
                                                              (thousands)
 Cash Flows from Operating Activities
 Net income                                               $  49,132  $  57,388
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt, net of income taxes    (15,872)         -
       Cumulative effect of changes in
          accounting principles, net of income taxes              -    (30,073)
       Depreciation and depletion                            76,622     65,083
       Amortization of:
          Nuclear fuel                                        8,428      8,640
          Other                                               8,561      5,731
       Deferred income taxes (net)                              346     (3,467)
       Investment tax credit amortization                    (2,145)    (2,235)
       Accretion of Senior Discount Notes                     9,719          -
       Loss from equity investments                             112     16,240
       Gain on sale of KLT Gas properties                   (19,551)         -
       Asset impairments                                          -      1,994
       Allowance for equity funds
          used during construction                           (3,646)    (1,950)
       Other operating activities (Note 1)                 (102,942)    26,634
       Net cash from operating activities                     8,764    143,985
 Cash Flows from Investing Activities
 Utility capital expenditures                              (120,010)  (230,236)
 Allowance for borrowed funds
    used during construction                                 (7,698)    (5,120)
 Purchases of investments                                   (40,653)   (40,850)
 Purchases of nonutility property                           (35,806)   (13,485)
 Sale of KLT Gas properties                                  41,707          -
 Sale of securities                                          20,778          -
 Hawthorn No. 5 partial insurance recovery                   30,000     50,000
 Loan to DTI prior to majority ownership                    (94,000)         -
 Other investing activities                                   4,607     13,113
       Net cash from investing activities                  (201,075)  (226,578)
 Cash Flows from Financing Activities
 Issuance of long-term debt                                  94,000    272,000
 Repayment of long-term debt                                (63,320)   (57,000)
 Net change in short-term borrowings                        197,151    (79,339)
 Dividends paid                                             (52,164)   (52,177)
 Other financing activities                                    (436)    (2,768)
       Net cash from financing activities                   175,231     80,716
 Net Change in Cash and Cash Equivalents                    (17,080)    (1,877)
 Cash and Cash Equivalents at Beginning of Year              34,877     13,073
 Cash and Cash Equivalents at End of Period               $  17,797  $  11,196

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     KANSAS CITY POWER & LIGHT COMPANY

              Consolidated Statements of Comprehensive Income
                                (Unaudited)

                                   Three Months Ended        Year to Date
                                       June 30                   June 30
                                   2001        2000           2001       2000
                                                   (thousands)
 Net income                      $  36,232  $  26,740      $  49,132  $  57,388

 Other comprehensive income (loss):
    Loss on derivative
      hedging instruments          (31,578)         -        (34,168)         -
    Income tax benefit              13,127          -         14,207          -
       Net loss on derivative
           hedging instruments     (18,451)         -        (19,961)         -

    Reclassification adjustment,
       net of tax                   (4,333)         -         (8,340)     2,337

    Comprehensive income before
      cumulative effect of a
      change in accounting
      principles, net of
      income taxes                  13,448     26,740         20,831     59,725
    Cumulative effect to
     January 1, 2001, of a
     change in accounting
     principles, net of
     income taxes                        -          -         17,443          -


 Comprehensive Income            $  13,448  $  26,740      $  38,274  $  59,725

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                Consolidated Statements of Retained Earnings
                                (Unaudited)

                                  Three Months Ended              Year to Date
                                        June 30                     June 30
                                    2001       2000            2001       2000
                                                   (thousands)
 Beginning balance               $ 460,139  $ 423,500      $ 473,321  $ 418,952
 Net income                         36,232     26,740         49,132     57,388
                                   496,371    450,240        522,453    476,340
 Dividends declared
    Preferred stock -
      at required rates                412        411            824        824
    Common stock                    25,670     25,666         51,340     51,353

 Ending balance                  $ 470,289  $ 424,163      $ 470,289  $ 424,163

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report which are not based on historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Any forward-looking statements are intended to be as of the date on which such statements are made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:
- future economic conditions in the regional, national and international markets
- state, federal and foreign regulation
- weather conditions
- financial market conditions, including, but not limited to changes in interest rates
- inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
- ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
- nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- adverse changes in applicable laws, regulations or rules governing environmental (including air quality regulations), tax or accounting matters
- delays in the anticipated in service dates of new generating capacity
- market conditions in the telecommunications industry

This list of factors may not be all-inclusive since it is not possible to predict all possible factors.


                              THE COMPANY

The consolidated company (referred to throughout as consolidated or the Company) consists of Kansas City Power & Light Company (KCPL), KLT Inc., Great Plains Power Incorporated (GPP), and Home Service Solutions Inc. (HSS). KLT Inc.'s major holdings consist of DTI Holdings, Inc. (DTI), Strategic Energy LLC (SEL), KLT Gas, and investments in affordable housing limited partnerships. HSS has two subsidiaries: Worry Free Service, Inc. and R.S. Andrews Enterprises, Inc. (RSAE).

Notes to Consolidated Financial Statements

In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our 2000 annual report on Form 10-K. The consolidated financial statements include the accounts of KCPL, KLT Inc., HSS and GPP.

1.  SUPPLEMENTAL CASH FLOW INFORMATION (a)

                                             Year to Date June 30
                                               2001         2000
                                                  (thousands)
Cash flows affected by changes in:
    Receivables                           $  (60,076)  $ (23,532)
    Fuel inventories                          (3,107)       (910)
    Materials and supplies                    (1,326)       (519)
    Accounts payable                         (41,118)     45,683
    Accrued taxes                              3,568      17,961
    Accrued interest                             472      (4,111)
    Wolf Creek refueling outage accrual        5,670       5,292
    Pension and postretirement
      benefit obligations                    (14,051)     (7,496)
Other                                          7,026      (5,734)
        Total other operating activities  $ (102,942)  $  26,634


Cash paid during the period for:
    Interest                              $   41,178   $  39,503
    Income taxes                          $    8,624   $     109


During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the tables that follow (b).

                                            DTI         RSAE       Total
                                                     (thousands)
Cash paid to obtain majority ownership   $ (39,855)   $  (560)  $ (40,415)
Subsidiary cash                              4,557      1,053       5,610
   Purchases of subsidiaries, net of
   cash received                         $ (35,298)   $   493   $ (34,805)
Purchase of other investments                                      (5,848)
   Total purchases of investments                               $ (40,653)

                                                 DTI at      RSAE at
                                               February 8   January 1
                                                  2001        2001
Initial consolidation of subsidiaries:              (thousands)
Assets
  Cash                                         $   4,557   $   1,053
  Receivables                                      1,012       4,078
  Other nonutility property and investments      363,825       6,267
  Goodwill                                        67,774      24,496
  Other assets                                     5,143       3,919
  Eliminate equity investment                    (64,870)     (7,200)
    Total assets                               $ 377,441   $  32,613


Liabilities
  Notes payable                                $   5,300   $  10,057
  Accounts payable                                31,299       6,219
  Accrued taxes                                    2,414          24
  Deferred income taxes                            7,437           -
  Deferred telecommunications revenue             41,522           -
  Other liabilities and deferred credits           5,009      13,418
  Loan from KLT Telecom (c)                       94,000           -
  Long-term debt                                 190,460       2,895
    Total liabilities                          $ 377,441   $  32,613


(a) The initial consolidations of DTI and RSAE are not reflected in the Consolidated Statement of Cash Flows year to date June 30, 2001.
(b) Additional adjustments to purchase accounting may be made.
(c) KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership. This loan is eliminated in consolidation.

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

DTI's Senior Discount Notes are senior unsecured obligations of DTI. The discount on the Senior Discount Notes accrues from the date of the issue until March 1, 2003, at which time interest on the Senior
Discount Notes accrues at a rate of 12.5% per year. Cash interest is payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003.

3. SEGMENT AND RELATED INFORMATION

The Company's reportable segments include KCPL, KLT Inc. and HSS.
KCPL includes the regulated electric utility, GPP's operations
(immaterial through June 30, 2001) and unallocated corporate charges. KLT Inc. and HSS are holding companies for various unregulated business ventures.

The summary of significant accounting policies applies to all of the segments. The Company evaluates performance based on several factors including net income. The Company eliminates all intersegment sales and transfers. The tables below reflect summarized financial information concerning the Company's reportable segments.


                                       Three Months Ended       Year to Date
                                            June 30               June 30
                                        2001       2000       2001       2000
KCPL                                                  (millions)
Operating revenues                   $ 237.6    $ 228.1    $ 436.4    $ 418.4
Fuel expense                           (39.6)     (35.4)     (72.3)     (65.2)
Purchased power expense                (13.8)     (20.8)     (38.0)     (35.6)
Other (a)                              (94.0)     (89.0)    (187.0)    (180.9)
Depreciation and depletion             (33.8)     (30.9)     (66.5)     (60.2)
Gain (loss) on property                 (0.1)       2.8       (0.1)       2.8
Other income and expenses               (0.4)      (0.7)      (3.6)      (4.6)
Interest charges                       (18.3)     (15.3)     (37.7)     (29.2)
Income taxes                           (14.4)     (14.6)     (10.1)     (17.8)
Cumulative effect of changes in
   pension accounting                      -          -          -       30.1
Net income                           $  23.2    $  24.2    $  21.1    $  57.8
KLT Inc.
Operating revenues                   $  98.0    $  62.0    $ 164.4    $  70.0
Purchased power expense                (72.4)     (36.0)    (118.6)     (36.0)
Other (a)                              (20.5)     (16.7)     (42.8)     (23.3)
Depreciation and depletion              (5.5)      (2.2)      (8.8)      (4.0)
Gain on property                        21.8        1.9       23.1        0.9
Income (loss) from equity investments    0.4       (8.9)         -      (13.5)
Other income and expenses                0.3       (1.2)      (0.1)      (5.6)
Interest charges                        (7.0)      (3.8)     (11.4)      (7.2)
Income taxes                            (0.6)       8.6        9.7       20.5
Early extinguishment of debt               -          -       15.9          -
Net income                           $  14.5    $   3.7    $  31.4    $   1.8

                                       Three Months Ended       Year to Date
                                            June 30               June 30
                                        2001       2000       2001       2000
HSS                                                   (millions)
Operating revenues                   $  18.7    $   0.9    $  35.4    $   1.9
Other (a)                              (18.6)      (1.0)     (39.4)      (2.6)
Depreciation and depletion              (0.7)      (0.4)      (1.3)      (0.9)
Loss on property                        (1.3)         -       (1.3)         -
Loss from equity investments               -       (1.5)      (0.1)      (2.7)
Other income and expenses                0.8        0.2        3.1        0.7
Interest charges                        (0.3)         -       (0.7)         -
Income taxes                            (0.1)       0.7        0.9        1.4
Net loss                             $  (1.5)   $  (1.1)   $  (3.4)   $  (2.2)
Consolidated
Operating revenues                   $ 354.3    $ 291.0    $ 636.2    $ 490.3
Fuel expense                           (39.6)     (35.4)     (72.3)     (65.2)
Purchased power expense                (86.2)     (56.8)    (156.6)     (71.6)
Other (a)                             (133.1)    (106.7)    (269.2)    (206.8)
Depreciation and depletion             (40.0)     (33.5)     (76.6)     (65.1)
Gain on property                        20.4        4.7       21.7        3.7
Income (loss) from equity investments    0.4      (10.4)      (0.1)     (16.2)
Other income and expenses                0.7       (1.7)      (0.6)      (9.5)
Interest charges                       (25.6)     (19.1)     (49.8)     (36.4)
Income taxes                           (15.1)      (5.3)       0.5        4.1
Early extinguishment of debt and
   cumulative effect of changes in
   pension accounting                      -          -       15.9       30.1
Net income                           $  36.2    $  26.8    $  49.1    $  57.4

(a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expenses.

June 30                            KCPL      KLT Inc.     HSS     Consolidated
2001                                               (millions)
Assets                          $ 3,039.6  $ 735.5(b)   $ 56.1      $ 3,831.2
Net equity method investments           -        -           -              -
Year to date capital and
 investments expenditures           122.4     74.4        (0.3)         196.5
2000
Assets                          $ 2,859.8  $ 314.3      $ 45.7      $ 3,219.8
Net equity method investments           -     22.7        22.9           45.6
Year to date capital and
 investments expenditures           233.2     51.3         0.1          284.6
(b) Includes assets associated with DTI of $464 million and SEL of $97 million.

The following table provides additional detail on the operations of the KLT segment.

                                       Three Months Ended       Year to Date
                                            June 30               June 30
                                        2001       2000       2001       2000
DTI (a)                                               (millions)
Operating revenues                   $   4.7          -    $   7.0          -
Other                                   (6.8)         -      (10.6)         -
Depreciation and depletion              (5.0)         -       (7.6)         -
Loss from equity investments               -    $  (7.6)         -    $ (14.2)
Other income and expenses                0.2          -        1.0          -
Interest charges                        (4.7)         -       (7.0)         -
Income taxes                             4.0        2.7        6.2        5.1
Early extinguishment of debt               -          -       15.9          -
Net income (loss)                    $  (7.6)   $  (4.9)   $   4.9    $  (9.1)
SEL (a)
Operating revenues                   $  92.9    $  51.5    $ 155.5    $  51.5
Purchased power expense                (72.4)     (36.0)    (118.6)     (36.0)
Other                                   (8.8)      (9.2)     (23.1)      (9.3)
Depreciation and depletion              (0.1)      (0.2)      (0.1)      (0.2)
Income (loss) from equity investments      -       (0.7)         -        0.1
Other income and expenses               (0.9)      (2.1)      (1.2)      (2.1)
Interest charges                           -       (0.1)      (0.1)      (0.1)
Income taxes                            (4.4)      (1.2)      (5.1)      (1.5)
Net income                           $   6.3    $   2.0    $   7.3    $   2.4
Gas
Operating revenues                   $   0.4    $  10.5    $   1.9    $  18.5
Other                                   (3.3)      (5.8)      (6.0)     (11.0)
Depreciation and depletion              (0.4)      (2.0)      (1.0)      (3.8)
Gain (loss) on property                 19.6          -       20.9       (1.4)
Income from equity investments           0.9          -        1.0        1.4
Other income and expenses               (0.1)         -          -          -
Interest charges                           -       (1.1)         -       (2.1)
Income taxes                            (5.3)       1.3       (3.5)       3.4
Net income                           $  11.8    $   2.9    $  13.3    $   5.0
Other
Other                                $  (1.6)   $  (1.7)   $  (3.1)   $  (3.0)
Depreciation and depletion                 -          -       (0.1)         -
Gain on property                         2.2        1.9        2.2        2.3
Loss from equity investments            (0.5)      (0.6)      (1.0)      (0.8)
Other income and expenses                1.1        0.9        0.1       (3.5)
Interest charges                        (2.3)      (2.6)      (4.3)      (5.0)
Income taxes                             5.1        5.8       12.1       13.5
Net income                           $   4.0    $   3.7    $   5.9    $   3.5

(a) KLT Inc. acquired a majority ownership in SEL during the second quarter of 2000 and in DTI in February 2001. Prior to this, the investments in SEL and DTI were recorded on an equity basis. In the second quarter of 2000, SEL was included in the Company's consolidated financial statements from January 1, 2000, with the appropriate adjustments to minority interest from January 1, 2000, through the date of the acquisition.

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

     In December 1998, KCPL and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the 1997 NOx reduction program based upon the 1-hour NOx standard. On March 3, 2000, a three-judge panel of the District of Columbia Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA, stating the EPA failed to prove that fossil plants in the western part of Missouri significantly contribute to ozone formation in downwind states. On March 5, 2001, the U.S. Supreme Court denied certiorari, making the decision of the Court of Appeals final. The full impact of this decision is unknown at this time; however, it is likely to delay the implementation of new NOx regulations by EPA in the western portion of Missouri for some time.

     To achieve the reductions proposed in the 1997 NOx reduction program, if required to be implemented, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly or unavailable. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment installed at Hawthorn No. 5. The new air control equipment installed at

     Hawthorn No. 5 complies with the proposed requirements discussed above. KCPL continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. As of June 30, 2001, KCPL's net investment on its books was $7.4 million.

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

Coal Contracts
KCPL's remaining share of coal purchase commitments under existing contracts total $86.7 million. Obligations for the remainder of 2001 through 2003, based on estimated prices for those years, total $22.2 million, $46.6 million, and $17.9 million, respectively. These amounts are net of purchases made year to date 2001.

5. RECEIVABLES

                                    June 30       December 31
                                      2001           2000
                                         (thousands)
KCPL Receivable Corporation       $  52,076       $  48,208
Other Receivables                   128,446          67,148

Receivables                       $ 180,522       $ 115,356



Accounts receivable sold under the revolving agreement between KCPL Receivable Corporation and KCPL totaled $112.1 million at June 30, 2001, and $108.2 million at December 31, 2000. In consideration of the sale, KCPL received $60 million in cash and the remaining balance in the form of a subordinated note from KCPL Receivable Corporation.

Other receivables consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries, including receivables from the increase to a majority ownership of DTI and RSAE (see Note 1 Supplemental Cash Flow Information).

6. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Financial Accounting Standards
Board (FASB) Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended. FASB 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

FASB 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of FASB 133 on January 1, 2001, required the Company to record a $0.2 million expense, net of $0.1 million of income tax. The Company did not reflect this immaterial amount as a cumulative effect. This entry increased interest expense by $0.6 million and reduced purchased power expense by $0.3 million. The Company also recorded $17.4 million, net of $12.6 million of income tax, as a cumulative effect of a change in accounting principle applicable to comprehensive income for its cash flow hedges.

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

The Company's risk management activities, including the use of derivatives, are subject to the management, direction and control of Risk Management Committees.

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

KCPL entered into interest rate swap agreements to limit the interest rate on $30 million of long-term debt. These swaps do not qualify for hedge accounting. The swap agreements mature in 2003 and effectively fix the interest to a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets and liabilities and adjustments to interest expense on the income statement. Changes in the fair market value of these instruments are recorded in the income statement.

Commodity Risk Management
SEL utilizes an option and power swap agreements to hedge commodity prices in various markets. The option and a majority of the swap agreements are designated as cash flow hedges.

The remaining swap agreements do not qualify for hedge accounting.
The fair market value of these swaps at January 1, 2001, was recorded as an asset or liability on the balance sheet and an adjustment to the cost of purchased power. The change in the fair market value and future changes in the fair market values of these swaps will also be recorded in purchased power.

The option allows SEL to purchase up to 270 megawatts of power at a fixed rate of $21 per mwh. The swap agreements protect SEL from price volatility by fixing the price per mwh. The fair market value of this option and the swap agreements designated as cash flow hedges at January 1, 2001, was recorded as a current asset and a cumulative effect of a change in accounting principle in comprehensive income. When the power is purchased and to the extent the hedge is effective at mitigating the cost of purchased power, the amounts accumulated in other comprehensive income are reclassified to the consolidated income statement. However, most of the energy purchased under the option and the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the option and the swaps. Therefore, SEL will not receive income or losses to the extent represented in comprehensive income in the current or future periods. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly to purchased power.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 100% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets and current liabilities, as applicable, and the cumulative effect of a change in an accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in gas revenues.

KLT Gas unwound the majority of its gas hedge derivatives with a swap transaction during the second quarter of 2001 primarily due to
declining production at its gas properties.   This transaction does
not qualify for hedge accounting. The fair market value of the swap has been recorded in gas revenues. Future changes in the fair market value of this swap will also be recorded in gas revenues.

KCPL has eight capacity contracts, which it does not consider to be derivatives. During the second quarter of 2001, FASB cleared an interpretation from the FASB Derivatives Implementation Group. The new implementation guidelines will be applied in the third quarter of 2001. KCPL is still evaluating its capacity contracts under the new guidelines, but does not expect the contracts to be considered derivatives under the new guidelines.

The amounts recorded related to the cash flow hedges are summarized below.

Activity for three months ended June 30, 2001
                                            Increase
                                         (Decrease) in
                               March 31  Comprehensive                 June 30
Balance Sheet Classification    2001         Income     Reclassified     2001
Assets                                          (millions)
   Other current assets        $ 30.1       $(13.8)       $(10.3)       $ 6.0
Liabilities
   Other current liabilities     (4.4)       (24.7)          1.1        (28.0)
   Other comprehensive income   (11.9)        18.4           4.3         10.8
   Deferred income taxes         (8.7)        13.1           3.1          7.5
   Other deferred credits        (5.1)         7.0           1.8          3.7


Activity for year to date June 30, 2001
                              Cumulative    Increase
                               Effect to  (Decrease) in
                               January 1, Comprehensive                June 30
Balance Sheet classification       2001      Income      Reclassified    2001
Assets                                           (millions)
   Other current assets        $ 44.5       $(17.3)       $(21.2)       $ 6.0
Liabilities
   Other current liabilities     (6.8)       (24.4)          3.2        (28.0)
   Other comprehensive income   (17.4)        19.9           8.3         10.8
   Deferred income taxes        (12.7)        14.2           6.0          7.5
   Other deferred credits        (7.6)         7.6           3.7          3.7

7. HSS PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN RSAE

On March 12, 2001, HSS acquired control of RSAE by acquiring an additional 22.1% of the shares of RSAE for $0.6 million.

This acquisition has been accounted for by the purchase method of accounting and the operating results of RSAE have been included in the Company's consolidated financial statements from January 1, 2001, with the appropriate adjustments to minority interest from January 1, 2001, through the date of the acquisition. RSAE's June 30, 2001, assets included $23.3 million of goodwill, which is being amortized over 40 years. On a pro forma basis, as if the business had been acquired at the beginning of fiscal 2000, revenue, net income and earnings per share would not differ materially from the amounts reported in the Company's year ended December 31, 2000, consolidated financial statements.

8. KLT TELECOM INC. PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN DTI

On February 8, 2001, KLT Telecom acquired control of DTI by acquiring an additional 31.2% of the fully diluted shares of DTI from Richard D. Weinstein, DTI's former Chairman, President and CEO, for $33.6 million in cash. An additional 5.0% of the fully diluted shares were purchased through a tender offer for DTI's outstanding warrants and the purchase of a separate warrant for 1.0% of DTI's common stock. Consequently, KLT Telecom now owns 83.6% of DTI's fully diluted shares. Under the purchase agreement, Weinstein, who resigned as Chairman, President and CEO, retained just over 15% of the fully diluted ownership and a seat on the DTI board. Also, the parties granted put and call options that gave Weinstein the right to sell and KLT Telecom the right to buy Weinstein's remaining ownership in DTI.

This acquisition has been accounted for by the purchase method of accounting. Operating results were included in the Company's consolidated financial statements from the date of the acquisition. Goodwill of $67.8 million was recorded as a result of this acquisition and is being amortized over 25 years. At June 30, 2001, unamortized goodwill totaled $66.6 million.

Extraordinary Item  Early Extinguishment of Debt
The KLT Telecom gain on early extinguishment of debt year to date June 30, 2001, resulted from DTI's completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. The $15.9 million early extinguishment of debt has been reduced by the losses previously recorded by DTI but not reflected by KLT Telecom, and is net of $9.1 million of income taxes.

Telecommunications Property
Telecommunications property at June 30, 2001, of $384.8 million, is net of accumulated depreciation of $39.8 million and consists mainly of fiber optic plant and usage rights. At June 30, 2001, telecommunications property includes $63 million of construction in progress.

Operating Leases and Indefeasible Rights to Use (IRU) Commitments
DTI is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, power costs and office space. Minimum rental commitments under these agreements for 2001 are $8 million and $9 million annually for the years 2002 through 2005. After 2005, minimum rental commitments under these agreements total $136 million.

DTI Risk Factors
For a description of certain risk factors that may adversely affect DTI's business and results of operations, see DTI's Form 10K for the six-month period ended December 31, 2000, filed on May 15, 2001, and DTI's Form 10Q for the quarter ended June 30, 2001.

Pro forma Information
The following unaudited pro forma consolidated results of operations are presented as if the acquisition of an additional ownership interest in DTI had been made at January 1, 2000. No pro forma adjustments to net income are required after February 8, 2001.


                                                   Three Months Ended
                                                     June 30, 2000
                                                            (thousands)
Revenues                                                      $293,400

                                                                           EPS
Net income                                                    $ 26,740
Eliminate DTI recorded operating loss                            4,719
Add DTI operating loss on a 100% basis                          (9,236)
Other adjustments                                                 (753)
Pro forma net income                                          $ 21,470    $0.35

                                                  Year to Date June 30
                                              2001                   2000
                                                     (thousands)
Revenues                                $637,667              $495,103
                                                   EPS                     EPS
Income before extraordinary item
  and cumulative effect of changes
  in accounting principles              $ 33,260              $ 27,315
Eliminate DTI recorded operating loss     13,863                 8,876
Add DTI operating loss on a 100% basis   (18,219)              (17,970)
Other adjustments                           (460)               (1,356)
Pro forma loss before extraordinary
  item and cumulative effect of
  changes in accounting principles      $ 28,444   $0.46      $ 16,865    $0.27
Cumulative effect to January 1, 2000
  of changes in accounting principles,
  net of income taxes                          -       -        30,073     0.49
DTI's early extinguishment of debt,
  net of income taxes and
  minority interests                      50,695    0.82             -        -
Pro forma net income                    $ 79,139   $1.28      $ 46,938    $0.76
The unaudited pro forma consolidated results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

9. Sale of Equity Investments

Sale of KLT Investments II Inc.'s Ownership of Downtown Hotel Group

On May 31, 2001, KLT Investments II Inc. sold its 25% ownership of Kansas City Downtown Hotel Group, L.L.C. for total proceeds of $3.8 million resulting in a $2.2 million gain before income taxes. The after income tax gain on the sale was $1.4 million and $0.02 per share.

Sale of KLT Gas Properties

On June 28, 2001, KLT Gas sold its 50% ownership in Patrick KLT Gas, LLC for total proceeds of $41.7 million resulting in a $19.6 million gain before income taxes. The after income tax gain on the sale was $11.6 million and $0.19 per share.

10. New Accounting Pronouncement

FASB has issued FASB Statement No. 142 - Goodwill and Other Intangible Assets. FASB 142 is effective for fiscal years beginning after December 15, 2001. KCPL will adopt FASB 142 on January 1, 2002.
Under the new pronouncement, goodwill will be assigned to reporting units and an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) will be done on all goodwill within six months of initially applying the statement and then at least annually, thereafter. We have not yet quantified the effects of adopting FASB 142 on the Company's financial condition and results of operation. At June 30, 2001, goodwill reported on the Consolidated Balance Sheet totaled $104.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis by management focuses on those factors that had a material effect on the consolidated financial condition and results of operations for the three months ended and year to date June 30, 2001, compared to the three months ended and year to date June 30, 2000. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements, Notes and especially Note 3 - Segment and Related Information which summarizes the income statement by segment.


Consolidated Earnings Overview
                                      Three Months
                                         Ended            Year to Date
                                        June 30              June 30
                                    2001       2000      2001       2000
 Earnings per share (EPS) summary
 KCPL
   Excluding cumulative effect    $ 0.37      $ 0.39    $ 0.33     $ 0.43
   Cumulative effect of changes
     in pension accounting             -           -         -       0.49
       KCPL EPS                     0.37        0.39      0.33       0.92

 KLT Inc.
   Excluding extraordinary item     0.23        0.06      0.24       0.03
   Extraordinary item:
     Early extinguishment of debt      -           -      0.26          -
       KLT Inc. EPS                 0.23        0.06      0.50       0.03

 HSS EPS                           (0.02)      (0.02)    (0.05)     (0.04)

 Reported Consolidated EPS        $ 0.58      $ 0.43    $ 0.78     $ 0.91


On February 1, 2001, DTI completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in KLT Inc. reporting on an equity basis a $15.9 million ($0.26 per share) extraordinary item for the gain on the early extinguishment of debt year to date June 30, 2001.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required the Company to record the cumulative effect of these changes increasing common stock earnings year to date June 30, 2000, by $30.1 million ($0.49 per share). Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future. The portions of the cumulative effect of pension accounting changes attributable to KLT Inc. and HSS are immaterial and, therefore, were not allocated to these subsidiaries.

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

The generation business has over 3,700 megawatts of generating
capacity including Hawthorn No. 5.   The rebuild of the boiler at
Hawthorn No. 5 is complete. The unit was returned to commercial operation on June 20, 2001.

The delivery business consists of transmission and distribution that serves over 471,000 customers at June 30, 2001, and experiences annual load growth of approximately 2% to 3% through increased customer usage and additional customers. Rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until March 2002.

KCPL has a regulatory obligation to join a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO) by December 2001. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. KCPL has been considering its options for joining an RTO. In a recent order, FERC indicated a desire for the numerous RTO's that have been formed and are in the process of being formed, to consolidate into the formation of just four RTOs covering the entire nation. To accomplish that objective, FERC directed an Administrative Law Judge to mediate a potential consolidation among the various RTO's. The Administrative Law Judge has been ordered to issue a report within 45 days from the July 12, 2001 FERC order.

Strategy
In order to add value for its shareholders, the Company plans to restructure by forming a holding company with three operating subsidiaries. These subsidiaries will include:

- KCPL, a regulated utility;
- GPP, a competitive generation company that will sell to the wholesale market; and
- KLT Inc. with its unregulated energy related and telecommunications businesses.

In implementing this strategy, the Company is focused on:

- Providing reliable, low-cost electricity to retail customers;
- Acquiring and investing in generation to serve the wholesale market;
- Pursuing high growth, unregulated business opportunities;
- Managing the Company as a portfolio of both regulated and unregulated energy related and growth businesses; and
- Investing in a diverse group of people, recognizing that KCPL's success is dependent upon the skills and expertise of its people.

The Company is in the process of obtaining the necessary regulatory approvals for the reorganization. Approvals have been received from the FERC, the Federal Communications Commission, the Nuclear Regulatory Commission, the Missouri Public Service Commission and the Kansas Corporation Commission. The Company is expecting approval from the Securities and Exchange Commission shortly.

KCPL Earnings Overview
KCPL contributed EPS of $0.37 for the three months ended June 30, 2001, compared to $0.39, for the same period in 2000, and $0.33 year to date June 30, 2001, compared to $0.43, excluding the cumulative effect of changes in pension accounting, for the same period in 2000. The following table and discussion highlight significant factors affecting the changes in KCPL's EPS contribution for the periods indicated.

 June 30, 2001 compared to June 30, 2000
                                    Three Months
                                       Ended         Year to Date

 Increased revenues                  $  0.09          $  0.18
 Increased price of purchased
   power energy                        (0.01)           (0.07)
 Decrease in quantity of energy
   and capacity purchased               0.08             0.05
 Increased price of fossil fuels       (0.02)           (0.05)
 Replacement power cost of Hawthorn
   units' test energy                  (0.02)           (0.02)
 Interest charges                      (0.03)           (0.08)
 Increased depreciation                (0.03)           (0.06)
 Other (see discussion below)          (0.08)           (0.05)
   Total                             $ (0.02)         $ (0.10)

Contributing to the other factors impacting the change in KCPL's EPS are the following:
  - Increased expenses because of the write-off of $2.0 million of billings incurred after January 1, 2001, to one of KCPL's larger customers because of its Chapter 11 bankruptcy filing on February 7, 2001. Any recoveries from this bankruptcy proceeding will be recorded as income when received.
  - Increased salaries, benefits and legal expenses for the three months ended and year to date June 30, 2001, compared to the same periods in 2000.
  - Decreased gain on property due to a gain on the sale of unit train coal cars during the three months ended and year to date June 30, 2000.

KCPL Megawatt-hour (mwh) Sales and Electric Sales Revenues
June 30, 2001 compared to June 30, 2000
                               Three Months Ended         Year to Date
                               Mwh       Revenues       Mwh       Revenues
 Retail Sales:                        (revenue change in millions)
   Residential                   5  %     $  2.5         11  %     $  8.6
   Commercial                    6  %        5.4          5  %        6.3
   Large Industrial Customer   (95) %       (6.7)       (73) %       (7.8)
   Industrial - Other           (5) %       (1.3)        (4) %          -
   Other                         5  %        0.1          1  %        0.1
     Total Retail               (1) %          -          1  %        7.2
 Sales for Resale:
   Bulk Power Sales             81  %        8.9         27  %        8.9
   Other                         2  %          -          2  %        0.3
     Total                       8  %        8.9          4  %       16.4
   Other revenues                            0.6                      1.6
 KCPL electric sales revenues             $  9.5                   $ 18.0

Residential and commercial mwh sales increased for the three months ended and year to date June 30, 2001, compared to the same periods of 2000, primarily due to warmer spring and early summer weather and colder winter weather for the periods and continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. Industrial mwh sales decreased for the three months ended and year to date June 30, 2001, compared to the the same periods of 2000 mostly offsetting the increase in residential and commercial mwh sales. The decrease in industrial mwh sales is primarily due to one of KCPL's larger customers filing for bankruptcy on February 7, 2001, and closing its Kansas City, Missouri facilities on May 25, 2001.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Increased bulk power mwh sales for both the three months ended and year to date June 30, 2001, compared to the same periods in 2000 was partially attributable to the availability of Hawthorn No. 5 and the loss of the large industrial customer discussed above. The increase in bulk power sales year to date June 30, 2001, compared to the same period of 2000 was partially offset by the colder winter weather and continued load growth during the first three months of 2001. The average prices per mwh of bulk power sales were up 17% for the three months ended and 23% year to date June 30, 2001, compared to the same periods of 2000.

KCPL's share of LaCygne No. I unit's capacity has been temporarily reduced by approximately 100 megawatts because of the failure, in mid-July 2001, of one of the two air heaters. KCPL will replace the 30-year old air heaters during a 6-week fall outage at a capitalized cost of $3 to $4 million. KCPL anticipates that other units will replace the lost capacity during the outage. However, this outage will reduce bulk power sales in the fourth quarter of 2001.

KCPL Fuel and Purchased Power
Fuel costs increased $4.2 million for the three months ended and $7.1 million year to date June 30, 2001, compared to the same periods of 2000. The higher costs per mmBtu of natural gas and the increased generation from coal and natural gas were the reasons for the increase in fuel costs. Total generation, excluding the testing of Hawthorn units prior to commercial operation, increased 9% for the three months ended and 3% year to date June 30, 2001, compared to the same periods of 2000. Natural gas has a significantly higher cost per mmBtu than coal or nuclear fuel.

Fossil plants represent about two thirds of total generation and the nuclear plant about one third. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCPL expects the price of nuclear fuel to remain fairly constant through the year 2003. KCPL's procurement strategies continue to provide coal costs below the regional average.

Purchased power expenses decreased $7.0 million for the three months ended June 30, 2001, compared to the same period of 2000 primarily due to a 40% decrease in mwh's purchased due to an increase in the availability of KCPL's generating units and a decline in capacity purchased. However, the decrease was slightly offset by an increase in the price per mwh of purchased power. Purchased power expenses increased $2.4 million year to date June 30, 2001, compared to the same period of 2000 primarily due to an increase in the price per mwh partially offset by a decline in capacity costs. The cost per mwh for purchased power is significantly higher than the fuel cost per mwh of generation.

KCPL Other Income and Expenses
The $1.0 million favorable change in KCPL's other income and expenses year to date June 30, 2001, compared to the same period of 2000 was caused primarily by a $1.7 million increase in the allowance for equity funds used during construction. This increase represents mainly the cost of capital used to finance expenditures during construction of Hawthorn No. 5 that arose from other than short- and long-term debt. This cost, along with the interest on borrowed funds used during construction, is capitalized as a component of the construction cost. The increase in the allowance for equity funds used during construction was partially offset by an increase in the write-off of billings primarily related to the bankruptcy filing of one of KCPL's larger customers.

KCPL Interest Charges
KCPL's interest charges increased $3.0 million for the three months ended and $8.5 million year to date June 30, 2001, compared to the same periods of 2000 primarily because long-term debt interest expense increased offset by an increase in interest charged to construction. The increase in interest expense reflected higher average levels of outstanding long-term debt. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL in March 2000, and $250 million of unsecured fixed-rate senior notes issued in December 2000, partially offset by $60.5 million of scheduled debt repayments by KCPL since June 30, 2000.

Short-term debt interest expense increased for the three months ended and year to date June 30, 2001, compared to the same periods of 2000 due to higher average levels of outstanding short-term debt. KCPL had $245.8 million of commercial paper outstanding at June 30, 2001, compared to $159.4 million at June 30, 2000.

KCPL uses interest rate swap and cap agreements to limit the volatility in interest expense on a portion of its variable-rate, long-term debt. Although these agreements are an integral part of interest rate management, the incremental effect on interest expense and cash flows is not significant.

Allowance for borrowed funds used during construction increased $1.0 million for the three months ended and $2.6 million year to date June 30, 2001 compared to the same periods of 2000 because of increased expenditures for construction projects, including Hawthorn No. 5.

Wolf Creek
Wolf Creek is one of KCPL's principal generating units, representing about 15% of KCPL's generating capacity. The plant's operating performance has remained strong over the last three years, contributing about 30% of KCPL's annual mwh generation while operating at an average capacity of 93%. Furthermore, Wolf Creek has the lowest fuel cost per mmBtu of any of KCPL's generating units.

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

Hawthorn No. 5
On June 20, 2001, Hawthorn No. 5 was returned to commercial operation. The coal-fired unit has a capacity of 550 megawatts and was rebuilt following a February 1999 explosion that destroyed the boiler. KCPL has been recognized nationally in President Bush's National Energy Policy Report for its use of state-of-the-art pollution control technology in the rebuilt Hawthorn No. 5. Under KCPL's property insurance coverage, with limits of $300 million, KCPL received an additional $30 million in insurance recoveries year to date June 30, 2001, increasing the total insurance recoveries received to date to $160 million. The recoveries have been recorded in Utility Plant - accumulated depreciation on the consolidated balance sheet. Expenditures, excluding capitalized interest, for rebuilding Hawthorn No. 5, were $35.6 million in 1999, $207.6 million in 2000 and are projected to be about $73 million in 2001, of which $53.9 million were incurred year to date June 30, 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received.

KLT Inc. Operations

KLT Inc. Business Overview
KLT Inc., an unregulated subsidiary, pursues business ventures in higher growth businesses. Existing ventures include investments in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships. KCPL's investment in KLT Inc. was $150 million at June 30, 2001, and $119 million at December 31, 2000.

Telecommunications - DTI Holdings, Inc. (DTI)
At December 31, 2000, KLT Telecom, a subsidiary of KLT Inc., owned 47% of DTI (acquired in 1997), a facilities-based telecommunications company. Through utilization of a $94 million loan (10% interest rate) from KLT Telecom, DTI successfully completed a tender offer to repurchase a portion of its long-term debt on February 1, 2001, reducing interest costs. On February 8, 2001, KLT Telecom increased its ownership from 47 percent to 84 percent of DTI. See Note 8 to the Consolidated Financial Statements for further information.

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

Responding to the current challenges of the telecommunications industry, DTI has more narrowly focused its strategy. In order to reduce the capital requirements, DTI will only provide connectivity in secondary and tertiary markets in five states. In addition, DTI is evaluating means to enhance its business by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). DTI estimates that their total additional cash funding requirements subsequent to June 30, 2001, necessary to implement this strategy and to fund existing commitments and payables, will be approximately $33 million over the next 18 months. This $33 million estimated funding requirement consists of (i) approximately $25 million related to the five-state region strategy and , (ii) approximately $8 million to fund the metro access strategy. Despite the difficult telecommunications marketplace, DTI continues to grow its business by expanding existing contracts and securing new business including one with the country's largest discount retailer. On the network development front, DTI plans to complete the lighting of its Kansas/Oklahoma ring in early August. The company has also made significant progress in completing its backbone construction. DTI is actively exploring its strategic alternatives including a merger, sale of assets or other type of recapitalization.

KLT Telecom had committed to provide or arrange a revolving credit facility for DTI in the amount of $75 million. A credit facility with bank lenders has not been possible to obtain due to, among other things, the downturn in the telecommunications industry. Under this arrangement, KLT Telecom has loaned DTI a total of $44.5 million ($5.5 million was loaned on July 26, 2001). This loan is secured, to the extent permitted by law or agreement, by DTI's assets. The DTI Board of Directors confirmed that KLT Telecom is not obligated to make any other future loans to DTI. This confirmation was based on the downturn in the telecommunications industry and the resulting decline in DTI's prospects and financial condition. However, KLT Telecom has agreed to review DTI's revised business plan and to consider, in its sole judgment, lending up to the remaining $30.5 million contemplated by its original commitment.

Including the loans to date detailed above, interest accrued on these loans and goodwill recorded, KLT Telecom has $196.5 million invested in DTI. KLT's assets include assets associated with DTI of $463.7 million.

Because of the downturn in the telecommunication industry, an impairment analysis was performed on the DTI assets in accordance with FASB 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The analysis indicated there was no impairment at this time.

Natural Gas Development and Production - KLT Gas
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane; a niche in the natural gas industry where it believes its expertise gives it a competitive advantage. Because it has a longer, predictable reserve life, coalbed methane is inherently lower risk than conventional gas exploration. Although gas prices have been volatile recently, KLT Gas continues to believe the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 185,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. The timing of the development may vary from the plans based upon obtaining the required environmental and regulatory approvals and permits.

Energy Management Service - Strategic Energy LLC (SEL)
SEL is an energy management services provider that operates in the newly deregulated electricity markets of Pennsylvania, Southern California, Ohio and New York and has plans to enter the Massachusetts and Texas markets during the second half of 2001. In 2001, in exchange for approximately $4.7 million preferred stock ownership in an energy services company, the ownership in SEL was increased from approximately 72% to approximately 83%.

SEL acts as an energy manager in deregulated markets on behalf of over 12,600 commercial and small manufacturing customers. SEL enters into one to five year contracts with customers to supply energy and manage their energy needs. For this service they receive an ongoing management fee plus the contracted price for the electricity and natural gas.

SEL's suppliers and customer base are very diverse. Suppliers include small and large energy generators across the country. Customers include numerous Fortune 500 companies, school districts, and governmental entities. SEL's customer base is currently concentrated in the four previously mentioned deregulated states. Based on current signed contracts and expected usage, SEL forecasts a peak load of 1,160 megawatts for 2001. The largest concentration of the forecasted load, 467 megawatts, is in Pennsylvania.

Investments in Affordable Housing Limited Partnerships - KLT Investments At June 30, 2001, KLT Investments had $96.0 million in affordable housing limited partnerships. About 71% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $66.0 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments completes a valuation study of its cost method investments in affordable housing by comparing the cost of those properties to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest valuation study for the years 2001 through 2005, projected annual reductions of the book cost total $13 million, $9 million, $12 million, $8 million and $7 million, respectively. Primarily all of the estimated reductions for the year ended December 31, 2001, are expected to be incurred in the third and fourth quarters. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates. Also, based on preliminary external information, management believes that the assets could be sold at a loss significantly lower than the accumulated reductions discussed above.

KLT Inc. Earnings Overview
The following table and discussion highlight significant factors affecting KLT Inc.'s contribution to consolidated EPS for the three months ended and year to date June 30, 2001, and June 30, 2000.

                                     Three Months
                                         Ended             Year to Date
                                        June 30               June 30
                                    2001       2000       2001       2000
 Earnings per share (EPS) summary
  KLT Inc.
   SEL                            $  0.10    $  0.03    $  0.12    $  0.04
   DTI
     Operations subsequent
       to 2/8/01                    (0.12)         -      (0.18)         -
     Gain on early extinguishment
       of debt and equity losses
       prior to majority ownership      -      (0.07)      0.26      (0.14)
   KLT Gas
     Operations                         -       0.05       0.02       0.08
     Sale of Patrick Energy          0.19          -       0.19          -
   Realized loss on CellNet stock       -          -          -      (0.05)
   Other                             0.06       0.05       0.09       0.10
     KLT Inc. EPS                 $  0.23    $  0.06    $  0.50    $  0.03

On June 28, 2001, KLT Gas sold its 50% equity ownership in Patrick Energy Corporation for $41.7 million resulting in a gain of $11.6 million, net of income taxes.

In February 2001, KLT Telecom increased its investment in DTI from 47% to 84%, which required a change in the method of accounting from equity to consolidation. DTI's $0.26 EPS contribution prior to the change in ownership resulted from the net impact of the gain from early extinguishment of $193 million of senior discount notes by DTI reduced by the losses previously recorded by DTI but not reflected by KLT Telecom. This gain is reflected in the consolidated financial statements as an extraordinary item.

 KLT Inc. Revenues
 June 30, 2001 compared to June 30, 2000
                            Three Months
                                Ended         Year to Date
                                      (millions)
 DTI                          $   4.7            $   7.0
 SEL
   Electric - Retail             31.7               68.3
   Electric - Bulk Power Sales    9.4               24.8
   Gas                            0.3               10.9
 Gas                            (10.1)             (16.6)
   Total                       $ 36.0             $ 94.4

KLT Inc. acquired a majority ownership in SEL during the second quarter of 2000 and in DTI in February 2001. Prior to this, the investments in SEL and DTI were recorded on an equity basis. In the second quarter of 2000, SEL was included in the Company's consolidated financial statements from January 1, 2000, with the appropriate adjustments to minority interest from January 1, 2000, through the date of the acquisition.

SEL's retail revenues increased due to continued strong growth in the electric energy management business. Gas revenues decreased due to the sale of KLT Gas properties in September and October 2000.

SEL has an option to purchase up to 270 megawatts of power at $21 per mwh through the end of 2001. Almost all of the bulk power sales increase for the three months ended and year to date June 30, 2001, compared to the same periods of 2000 is related to large block sales of the power purchased under the option. SEL also purchases energy in the wholesale markets to meet its customers' energy needs. On occasion, SEL must purchase small blocks of power prior to the sales contract in order to quote stable pricing to new potential customers. Power purchased in excess of retail sales is sold in the wholesale markets.

KLT Inc. Other Income and Expenses
The $5.5 million favorable change in KLT Inc.'s other expenses year to date June 30, 2001, compared to the same period of 2000 was primarily due to $4.8 million of realized losses on the write off of an investment in CellNet in 2000.

KLT Inc. Taxes
KLT Inc. accrued tax credits of $6.4 million and $13.0 million for the three months ended and year to date June 30, 2001, and $6.8 million and $13.7 million for the three months ended and year to date June 30, 2000. These tax credits are related to investments in affordable housing limited partnerships and natural gas properties.

HSS Operations

HSS, an unregulated subsidiary, pursues business ventures primarily in residential services. In 2001, HSS increased its ownership to 72% from 49% in RSAE, a consumer services company in Atlanta, Georgia, which required a change in the method of accounting for RSAE from equity to consolidation. Additionally, Worry Free Service, Inc., a wholly owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KCPL's investment in HSS was $46.9 million at June 30, 2001, and $46.3 million at December 31, 2000. HSS' loss year to date June 30, 2001, totaled $3.4 million ($0.05 per share) compared to a loss of $2.2 million ($0.04 per share) year to date June 30, 2000. HSS' increased loss year to date June 30, 2001, compared to 2000, was primarily due to increased losses associated with property dispositions at RSAE. At June 30, 2001, the Company's accumulated losses were $21.4 million on its investment in HSS. HSS' consolidated assets increased to $56.1 million at June 30, 2001, compared to $25.3 million at December 31, 2000, reflecting the consolidation of RSAE in 2001.

Great Plains Power Incorporated (GPP)

GPP will focus on fossil fuel-fired electric generation in the central part of the U.S. In April 2001, KCPL entered into a $200 million, five-year operating lease agreement for five combustion turbines that would add 385 megawatts of peaking capacity in 2003. Some or all of those units may be transferred to GPP. If transferred, a significant portion of the output from some of these units may be sold to KCPL.

GPP announced an agreement with the boiler and air quality control equipment vendor and construction firm, Babcock and Wilcox, and the design and engineering firm, Burns and McDonnell, to conduct the design and development study for Weston Bend I, a coal-fired plant near Weston, Missouri. This agreement reunites the same team that rebuilt Hawthorn No. 5 in 22 months rather than the industry norm of 36 months. GPP is considering building, in the Midwest region, one to five coal-fired plants ranging from 500 to 900 megawatts each. Weston Bend I is anticipated to be on line late in 2005. All plants built by GPP would be constructed to serve the wholesale market.

Other Consolidated Discussion

Significant Consolidated Balance Sheet Changes
     (June 30, 2001 compared to December 31, 2000)
  - Cash and cash equivalents decreased $17.1 million due to KLT Telecom's payment of $39.9 million to increase its investment in DTI and $39.0 million working capital used for DTI's operations offset by $41.7 million proceeds from the sale of KLT Gas' 50% equity ownership in Patrick Energy, $20.8 million proceeds from the sale of securities and $3.8 million proceeds from the sale of KLT's equity ownership in the Downtown Hotel Group.
  - Receivables increased $65.2 million primarily due to an increase in SEL's electric business and the seasonal nature of the utility business.
  - Equity securities decreased $13.1 million primarily due to the sale by KLT Gas of $12.3 million of stock in Evergreen Resources, Inc.
  - Other current assets increased $13.0 million primarily due to a $6.9 million increase in KCPL prepayments and $5.9 million because of FASB 133 - Accounting for Derivative Instruments and Hedging Activities, as amended. (See Note 6 to the Consolidated Financial Statements)
  - Telecommunications property of $384.8 million at June 30, 2001, resulted from KLT Telecom's purchase of an additional ownership interest in DTI; which required a change in the method of accounting for DTI from equity to consolidation.

  - Gas property and investments decreased $18.7 million primarily due to the sale of KLT Gas' 50% equity ownership in Patrick Energy.
  - Other nonutility property and investments decreased $15.2 million due to the sale by KLT of its $1.8 million investment in the Downtown Hotel Group, the sale of $7.3 million of various other investments and the exchange of $4.7 million preferred stock in an energy services company for an additional ownership in SEL.
  - Combined electric utility plant and construction work in progress increased $116.2 million primarily due to expenditures of $63.5 million at Hawthorn No. 5 to rebuild the boiler and $64.1 million for other utility capital expenditures. The completion of rebuilding the boiler at Hawthorn No. 5 resulted in a transfer of $288.0 million from construction work in progress to electric plant.
  -  Goodwill increased $93.1 million due to increased goodwill at June
     30, 2001, of $66.6 million resulting from the consolidation of DTI and an additional $3.2 million in goodwill recorded because of increased ownership in SEL. An additional $23.3 million of goodwill at June 30, 2001, relates to the consolidation of RSAE, resulting from an increased ownership by HSS.
  - Notes payable to banks of $22.3 million includes $18.7 million of short-term notes at June 30, 2001, relating to the consolidation of RSAE and $3.6 million relating to short-term notes held by DTI.
  - Commercial paper increased $190.2 million due to the repayment of medium-term notes of $50 million and additional commercial paper borrowings as expenditures exceeded cash receipts.
  - Current maturities of long-term debt increased $174.7 million, reflecting a $227.0 million increase in the current portion of KCPL's medium-term notes offset by $50.0 million of maturing medium-term notes.
  - Other current liabilities increased $47.7 million because of $8.2 million at June 30, 2001, due to the consolidation of RSAE, as well as $28.5 million because of the adoption of FASB 133 and $11.7 million at June 30, 2001, due to the consolidation of DTI.
  - Deferred telecommunications revenue of $47.3 million at June 30, 2001, is due to the consolidation of DTI. This deferred revenue results from advances under contracts being deferred and then recognized on a straight-line basis as revenue over the terms of the contract. In many cases, recognition does not start until completion of specified route segments.
  - Capitalization increased by $45.6 million due to the consolidation of $200.6 million of DTI's senior discount notes at June 30, 2001, and $94.0 million of borrowings by KLT Inc. These increases were offset by $227.0 million of medium-term notes transferred to current maturities and a loss of $10.9 million in other comprehensive income because of FASB 133.

Capital Requirements and Liquidity
The Company's liquid resources at June 30, 2001, included cash flows from operations, $150 million of registered but unissued debt securities, and $102 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit of $71 million and KLT Inc.'s bank credit agreement of $31 million.

The Company generated positive cash flows from operating activities year to date June 30, 2001. Individual components of working capital will vary with normal business cycles and operations, such as the increase in receivables of $60.1 million year to date June 30, 2001, and the reduction of accounts payable by $41.1 million for the same period. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for purchases of investments and nonutility property increased year to date June 30, 2001, compared to the same period of 2000 primarily reflecting increased investments by KLT
Telecom in DTI and additional telecommunications property partially offset by investments in gas properties during the same period of 2000. The note receivable from DTI prior to majority ownership is reflected as an investing activity.
See additional discussion of DTI loan activity in the Telecommunications section of the KLT Inc. Business overview. These amounts were partially offset by cash received from the sale of KLT Gas' equity position in Patrick Energy Corporation and the sale of securities.

Cash from financing activities increased year to date June 30, 2001, compared to the same period of 2000 primarily because short-term borrowings increased $197.2 million year to date June 30, 2001, compared to a $79.3 million decrease for the same period of 2000. However, this change in short-term borrowings was partially offset by a decrease in long-term debt issuances year to date June 30, 2001, compared to the same period of 2000.

The Company expects to meet day-to-day operations, construction requirements (excluding new generating capacity and telecommunications construction) and dividends with internally-generated funds. However, the Company might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed to retire $747 million of maturing debt through the year 2005 will be provided from operations, refinancings and/or short-term debt. The Company may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

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

Commodity Risk
KCPL has approximately 95% of its forecasted coal requirements under contract for the year 2001. A portion of these coal requirements are subject to the market price of coal. Because of the increased price of coal, KCPL's coal commitments for 2001 have increased 11% to $39.9 million since the 2000 annual report on Form 10-K was filed. A hypothetical 10% increase in the price of coal would result in an immaterial decrease in the year 2001 pretax earnings.

Equity Price Risk
An equity security, with a cost basis of $4.7 million, is considered a trading security and as such has been recorded at its fair value of $5.5 million at June 30, 2001. This equity security is exposed to price fluctuations in equity markets. A hypothetical 10% decrease in equity prices would result in an immaterial reduction in the fair value of this equity security.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 10-a   Lease dated April 27, 2001 between Kansas City
               Power & Light Company and Wells Fargo Bank
               Northwest, National Association.

Exhibit 10-b   Amendment No. 4 to Credit Agreement dated as of
               April 30, 2001, among KLT Inc. and Bank One, NA, as Agent.

Exhibit 10-c   Amendment No. 2 dated June 4, 2001 to Credit
               Agreement among KLT Telecom Inc. and Digital
               Teleport, Inc.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the six months ended June 30, 2001.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            KANSAS CITY POWER & LIGHT COMPANY

Dated:    August 9, 2001    By:  /s/Bernard J. Beaudoin
                                   (Bernard J. Beaudoin)
                                   (Chief Executive Officer)

Dated:    August 9, 2001    By:  /s/Neil Roadman
                                   (Neil Roadman)
                                   (Principal Accounting
				   Officer)