Form 10-Q
period 2001-09-30
KANSAS CITY POWER & LIGHT CO
filed 2001-11-09
CIK 54476

Form 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                     ____________________________

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

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

Yes  (X)  No ( )

The number of shares outstanding of the registrant's Common stock at November 7, 2001, was 61,872,810 shares.

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                     KANSAS CITY POWER & LIGHT COMPANY
                        Consolidated Balance Sheets

                                                    (Unaudited)
                                                    September 30   December 31
                                                        2001          2000
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                         $    27,937   $    34,877
   Receivables                                           221,625       115,356
   Equity securities                                         283        18,597
   Fuel inventories, at average cost                      20,050        20,802
   Materials and supplies, at average cost                48,827        46,402
   Deferred income taxes                                   4,105           737
   Other                                                  15,856        14,455
      Total                                              338,683       251,226
Nonutility Property and Investments
   Telecommunications property                           386,246             -
   Affordable housing limited partnerships                87,121        98,129
   Gas property and investments                           35,323        47,654
   Nuclear decommissioning trust fund                     59,134        56,800
   Other                                                  63,027        81,624
      Total                                              630,851       284,207
Utility Plant, at Original Cost
   Electric                                            4,197,174     3,832,655
   Less-accumulated depreciation                       1,761,065     1,645,450
      Net utility plant in service                     2,436,109     2,187,205
   Construction work in progress                          92,359       309,629
   Nuclear fuel, net of amortization
      of $122,770 and $110,014                            24,463        30,956
      Total                                            2,552,931     2,527,790
Deferred Charges
   Regulatory assets                                     133,610       139,456
   Prepaid pension costs                                  82,392        68,342
   Goodwill                                               98,637        11,470
   Other deferred charges                                 16,897        11,400
      Total                                              331,536       230,668
      Total                                          $ 3,854,001   $ 3,293,891

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                     $    22,440   $         -
   Commercial paper                                      193,248        55,600
   Current maturities of long-term debt                  367,842        93,645
   Accounts payable                                      134,086       158,242
   Accrued taxes                                          76,997        14,402
   Accrued interest                                       15,468        12,553
   Accrued payroll and vacations                          24,160        28,257
   Accrued refueling outage costs                         10,526         1,890
   Other                                                  51,101        14,877
      Total                                              895,868       379,466
Deferred Credits and Other Liabilities
   Deferred income taxes                                 604,397       590,220
   Deferred investment tax credits                        46,820        50,037
   Deferred telecommunications revenue                    45,595             -
   Accrued nuclear decommisioning costs                   60,401        57,971
   Other                                                  72,220        63,936
      Total                                              829,433       762,164
Capitalization (see statements)                        2,128,700     2,152,261
Commitments and Contingencies (Note 4)
      Total                                          $ 3,854,001   $ 3,293,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                     Consolidated Statements of Capitalization

                                                    (Unaudited)
                                                    September 30   December 31
                                                        2001          2000
                                                           (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
        7.28% and 7.18%, weighted-average rate       $   179,000   $   206,000
      3.37%* Environmental Improvement Revenue
         Refunding Bonds due 2012-23                     158,768       158,768
   Senior Notes
      7.125% due 2005                                    250,000       250,000
      Unamortized discount                                  (467)         (550)
   Medium-Term Notes
      6.69%** due 2002                                         -       200,000
   Environmental Improvement Revenue Refunding Bonds
      3.25%* Series A & B due 2015                       106,500       106,500
      4.50%* Series C due 2017                            50,000        50,000
      3.25%* Series D due 2017                            40,000        40,000
   Subsidiary Obligations
      Senior Discount Notes
         12.5% due 2008                                  200,443             -
         Unamortized discount                             (1,830)            -
      R.S. Andrews Enterprises, Inc. long-term debt
         8.27% weighted-average rate due 2002-07           2,628             -
      Affordable Housing Notes
         8.15% and 8.29%, weighted-average rate           20,333        31,129
         due 2003-08
         Total                                         1,005,375     1,041,847
Company-obligated Mandatorily Redeemable
   Preferred Securities of a trust holding solely
   KCPL Subordinated Debentures                          150,000       150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                       10,000        10,000
      4.50% - 100,000 shares issued                       10,000        10,000
      4.20% - 70,000 shares issued                         7,000         7,000
      4.35% - 120,000 shares issued                       12,000        12,000
   $100 Par Value - Redeemable
      4.00%                                                    -            62
         Total                                            39,000        39,062
Common Stock Equity
   Common stock-150,000,000 shares authorized
      without par value 61,908,729 shares issued,
         stated value                                    449,697       449,697
   Retained earnings (see statements)                    499,739       473,321
   Accumulated other comprehensive income
      Loss on derivative hedging instruments             (13,455)            -
   Capital stock premium and expense                      (1,656)       (1,666)
         Total                                           934,325       921,352
         Total                                       $ 2,128,700   $ 2,152,261
*    Variable rate securities, weighted-average rate as of September 30, 2001
**   Variable rate securities, weighted-average rate as of December 31, 2000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                          KANSAS CITY POWER & LIGHT COMPANY
                                          Consolidated Statements of Income
                                                     (Unaudited)
                                                          Three Months Ended         Year to Date
                                                              September 30           September 30
                                                  2001          2000          2001         2000
                                                                             (thousands)
Operating Revenues
   Electric sales revenues                    $  471,863    $  361,396    $1,048,261   $ 827,850
   Gas sales revenues                               (465)       16,043        16,641      37,905
   Telecommunications revenues                     4,528             -        11,520           -
   Other revenues                                 16,717           925        52,410       2,868
      Total                                      492,643       378,364     1,128,832     868,623
Operating Expenses
   Fuel                                           52,533        54,149       124,836     119,334
   Purchased power                               142,103        69,463       298,750     141,098
   Gas purchased and production expenses             339        11,198        17,454      21,760
   Other                                          78,304        69,501       243,163     183,859
   Maintenance                                    18,835        17,258        60,588      55,775
   Depreciation and depletion                     40,424        34,242       117,046      99,325
   Gain on property                                 (463)      (46,975)      (22,169)    (50,665)
   General taxes                                  28,839        27,342        74,253      70,637
      Total                                      360,914       236,178       913,921     641,123
Operating income                                 131,729       142,186       214,911     227,500
Loss from equity investments                        (389)       (2,444)         (501)    (18,684)
Other income and expenses                        (20,832)         (274)      (21,363)     (9,789)
Interest charges                                  28,645        20,407        78,481      56,775
Income before income taxes, extraordinary
   item and cumulative effect of changes
   in accounting principles                       81,863       119,061       114,566     142,252
Income taxes                                      26,331        37,443        25,774      33,319
Income before extraordinary item and
   cumulative effect of changes in
   accounting principles                          55,532        81,618        88,792     108,933
Early extinguishment of debt,
   net of income taxes                                 -             -        15,872           -
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes                                 -             -             -      30,073
Net income                                        55,532        81,618       104,664     139,006
Preferred stock dividend requirements                412           412         1,236       1,236
Earnings available for common stock           $   55,120    $   81,206    $  103,428   $ 137,770
Average number of common shares outstanding       61,870        61,846        61,860      61,869
Basic and diluted earnings per common share
   before extraordinary item and cumulative
   effect of changes in accounting principles $     0.89    $     1.31    $     1.41   $    1.74
Early extinguishment of debt                           -             -          0.26           -
Cumulative effect to January 1, 2000, of
   changes in accounting principles                    -             -             -        0.49
Basic and diluted earnings per common share   $     0.89    $     1.31    $     1.67   $    2.23

Cash dividends per common share               $    0.415    $    0.415    $    1.245   $   1.245


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                       Consolidated Statements of Cash Flows
                                    (Unaudited)


 Year to Date September 30                                  2001       2000
                                                              (thousands)
 Cash Flows from Operating Activities
 Net income                                               $ 104,664  $ 139,006
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt, net of income taxes    (15,872)         -
       Cumulative effect of changes in
          accounting principles, net of income taxes              -    (30,073)
       Depreciation and depletion                           117,046     99,325
       Amortization of:
          Nuclear fuel                                       12,757     12,725
          Other                                              12,892      8,992
       Deferred income taxes (net)                            3,634    (18,830)
       Investment tax credit amortization                    (3,217)    (3,353)
       Accretion of Senior Discount Notes (net)              11,083          -
       Loss from equity investments                             501     18,684
       Gain on sale of KLT Gas properties                   (20,137)   (60,413)
       Asset impairments                                          -     16,099
       Allowance for equity funds
          used during construction                           (3,551)    (3,090)
       Other operating activities (Note 1)                  (81,180)    42,374
       Net cash from operating activities                   138,620    221,446
 Cash Flows from Investing Activities
 Utility capital expenditures                              (154,743)  (325,004)
 Allowance for borrowed funds
    used during construction                                 (8,404)    (8,682)
 Purchases of investments                                   (40,693)   (53,575)
 Purchases of nonutility property                           (47,812)   (18,069)
 Sale of KLT Gas Properties                                  42,293     36,925
 Sale of securities                                          21,779          -
 Hawthorn No. 5 partial insurance recovery                   30,000     50,000
 Loan to DTI prior to majority ownership                    (94,000)         -
 Other investing activities                                   6,984     18,191
       Net cash from investing activities                  (244,596)  (300,214)
 Cash Flows from Financing Activities
 Issuance of long-term debt                                  99,500    294,000
 Repayment of long-term debt                                (63,366)  (108,000)
 Net change in short-term borrowings                        144,731    (16,574)
 Dividends paid                                             (78,246)   (78,256)
 Other financing activities                                  (3,583)    (6,527)
       Net cash from financing activities                    99,036     84,643
 Net Change in Cash and Cash Equivalents                     (6,940)     5,875
 Cash and Cash Equivalents at Beginning of Year              34,877     13,073
 Cash and Cash Equivalents at End of Period               $  27,937  $  18,948

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       KANSAS CITY POWER & LIGHT COMPANY

                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                   Three Months Ended           Year to Date
                                      September 30              September 30
                                     2001       2000           2001       2000
                                                  (thousands)
 Net income                      $  55,532  $  81,618      $ 104,664  $ 139,006

 Other comprehensive income (loss):
    Loss on derivative
      hedging instruments           (5,537)         -        (39,705)         -
    Income tax benefit               2,287          -         16,494          -
       Net loss on derivative
          hedging instruments       (3,250)         -        (23,211)         -

    Reclassification to revenues
       and expenses, net of tax        653          -         (7,687)     2,337

    Comprehensive income before
      cumulative effect of a
      change in accounting
      principles, net of
      income taxes                  52,935     81,618         73,766    141,343
    Cumulative effect to
     January 1, 2001, of a
     change in accounting
     principles, net of
     income taxes                        -          -         17,443          -


 Comprehensive Income            $  52,935  $  81,618      $  91,209  $ 141,343

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


              Consolidated Statements of Retained Earnings
                               (Unaudited)

                                   Three Months Ended           Year to Date
                                      September 30              September 30
                                    2001       2000           2001       2000
                                                    (thousands)
 Beginning balance               $ 470,289  $ 424,163      $ 473,321  $ 418,952
 Net income                         55,532     81,618        104,664    139,006
                                   525,821    505,781        577,985    557,958
 Dividends declared
    Preferred stock -
      at required rates                411        412          1,235      1,236
    Common stock                    25,671     25,667         77,011     77,020

 Ending balance                  $ 499,739  $ 479,702      $ 499,739  $ 479,702

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY

                  CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company is providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:
- future economic conditions in the regional, national and international markets
- state, federal and foreign regulation
- weather conditions
- cost of fuel
- financial market conditions, including, but not limited to changes in interest rates
- inflation rates
- increased competition, including, but not limited to, the deregulation of the United States electric utility industry, and the entry of new competitors
- ability to carry out marketing and sales plans
- ability to achieve generation planning goals and the occurrence of unplanned generation outages
- nuclear operations
- ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
- adverse changes in applicable laws, regulations or rules governing environmental including air quality regulations, tax or accounting matters
- delays in the anticipated in service dates of new generating capacity
- market conditions in the telecommunications industry
- other risks and uncertainties


                              THE COMPANY

Effective October 1, 2001, the Company completed its corporate reorganization creating a holding company structure. Great Plains Energy Incorporated became the holding company of Kansas City Power & Light Company (KCPL), Great Plains Power Incorporated (GPP) and KLT Inc.

Through September 30, 2001, the date of these reports, the consolidated company (referred to throughout as consolidated or the Company) consisted of KCPL, KLT Inc., GPP, and Home Service Solutions Inc. (HSS). KLT Inc.'s major holdings consisted of DTI Holdings, Inc. and subsidiaries, including Digital Teleport, Inc. (DTI), Strategic Energy LLC (SEL), KLT Gas, and investments in affordable housing limited partnerships. HSS had two subsidiaries: Worry Free Service, Inc. and R.S. Andrews Enterprises, Inc. (RSAE).

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

1.  SUPPLEMENTAL CASH FLOW INFORMATION (a)

                                            Year to Date September 30
                                              2001             2000
                                                   (thousands)
Cash flows affected by changes in:
    Receivables                            $(101,179)       $ (54,142)
    Fuel inventories                             752            2,831
    Materials and supplies                    (2,425)            (991)
    Accounts payable                         (61,674)          29,821
    Accrued taxes                             60,157           75,287
    Accrued interest                           2,873           (6,507)
    Wolf Creek refueling outage accrual        8,636            4,013
    Pension and postretirement
      benefit obligations                    (17,997)         (10,706)
Other                                         29,677            2,768
      Total other operating activities     $ (81,180)       $  42,374

Cash paid during the period for:
    Interest                               $  61,984        $  61,591
    Income taxes                           $   7,822        $   8,370

During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the tables that follow (b).

                                          DTI           RSAE         Total
                                                     (thousands)
Cash paid to obtain majority ownership $ (39,855)    $    (560)    $ (40,415)
ownership
Subsidiary cash                            4,557         1,053         5,610
  Purchases of subsidiaries,
    net of cash received               $ (35,298)    $     493       (34,805)
Purchases of other investments
  through September 30, 2001                                          (5,888)
  Total purchases of investments                                  $  (40,693)

                                                 DTI at              RSAE at
                                               February 8           January 1
                                                  2001                2001
Initial consolidation of subsidiaries:                 (thousands)
  Assets
    Cash                                       $   4,557           $   1,053
    Receivables                                    1,012               4,078
    Other nonutility property and investments    363,825               6,267
    Goodwill                                      62,974              24,496
    Other assets                                   5,143               3,919
    Eliminate equity investment                  (67,660)             (7,200)
      Total assets                             $ 369,851           $  32,613

  Liabilities
    Notes payable                              $   5,300           $  10,057
    Accounts payable                              31,299               6,219
    Accrued taxes                                  2,414                  24
    Deferred income taxes                          7,437                   -
    Deferred telecommunications revenue           41,522                   -
    Other liabilities and deferred credits         5,009              13,418
    Loan from KLT Telecom (c)                     94,000                   -
    Long-term debt                               182,870               2,895
      Total liabilities                        $ 369,851           $  32,613

(a) The initial consolidations of DTI and RSAE are not reflected in the Consolidated Statement of Cash Flows year to date September 30, 2001.
(b) Additional adjustments to purchase accounting may be made.
(c) KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership. This loan is eliminated in consolidation.

Sale of KLT Gas properties in September 2000:
                                        (thousands)
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

KLT Gas Inc. sold producing natural gas properties to Evergreen
Resources, Inc. (Evergreen) in two parts with the first part closed in September 2000 (total proceeds of $145 million).

2. CAPITALIZATION

KCPL Financing I (Trust) has previously issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest
Debentures, due 2037, issued by KCPL.

KCPL is authorized to issue an additional $150 million of debt securities under its shelf registration statement dated November 21, 2000. KCPL plans an issuance of these debt securities in the fourth quarter of 2001.

DTI's Senior Discount Notes are senior unsecured obligations of DTI. The discount on the Senior Discount Notes accrues from the date of the issue until March 1, 2003, at which time interest on the Senior
Discount Notes accrues at a rate of 12.5% per year. Cash interest is payable semi-annually in arrears on March 1 and September 1, commencing September 1, 2003.

During the third quarter 2001, KCPL remarketed $48.3 million of its $158.8 million variable rate environmental improvement revenue refunding general mortgage bonds due 2012-23 at a fixed rate of 3.90% through August 31, 2004. KCPL also remarketed its series A and B due 2015 and series D due 2017 environmental improvement revenue refunding bonds at a fixed rate of 3.25% through August 29, 2002. Series C due 2017 has a fixed rate of 4.50% through August 31, 2003.

On October 3, 2001, GPE entered into a $110 million bridge revolving credit facility with tiered pricing based on the credit rating of GPE's unsecured long-term debt securities that terminates on February 28, 2002. GPE drew down $101 million on October 3, of which $100 million was loaned to KLT. KLT used the proceeds to pay off its outstanding long-term bank credit agreement (the balance of $99.5 million is reflected in current maturities of long-term debt on the Consolidated Balance Sheet at September 30, 2001). After the payoff, KLT terminated its bank credit agreement.

3. SEGMENT AND RELATED INFORMATION
The Company's reportable segments include KCPL, KLT Inc. and HSS. KCPL includes the regulated electric utility, GPP's operations (immaterial through September 30, 2001) and unallocated corporate charges. KLT Inc. and HSS are holding companies for various unregulated business ventures.

The summary of significant accounting policies applies to all of the segments. The Company evaluates performance based on several factors including net income. The Company eliminates all intersegment sales and transfers. The tables below reflect summarized financial information concerning the Company's reportable segments.

                                    Three Months Ended        Year to Date
                                       September 30           September 30
                                     2001       2000        2001       2000
KCPL                                               (millions)
Operating revenues                  $ 323.2    $ 324.3    $  759.6    $ 742.7
Fuel expense                          (52.5)     (54.1)     (124.8)    (119.3)
Purchased power expense               (21.1)     (43.0)      (59.1)     (78.6)
Other (a)                             (93.1)    (104.3)     (280.1)    (285.2)
Depreciation and depletion            (34.4)     (31.7)     (100.9)     (91.9)
Gain (loss) on property                (0.1)       0.8        (0.2)       3.6
Other income and expenses              (3.9)      (3.7)       (7.5)      (8.3)
Interest charges                      (21.6)     (16.4)      (59.3)     (45.6)
Income taxes                          (36.9)     (28.0)      (47.0)     (45.8)
Cumulative effect of changes in
   pension accounting                    -         -           -        30.1
Net income                          $  59.6    $  43.9    $   80.7    $ 101.7
KLT Inc.
Operating revenues                  $ 152.8    $  53.0    $  317.2    $ 123.0
Purchased power expense              (121.1)     (26.5)     (239.7)     (62.5)
Other (a)                             (17.5)     (19.3)      (60.3)     (42.6)
Depreciation and depletion             (5.5)      (2.0)      (14.3)      (6.0)
Gain on property                        0.6       59.6        23.7       60.5
Income (loss) from equity investment   (0.4)       0.2        (0.4)     (13.3)
Other income and expenses             (17.1)       3.3       (17.2)      (2.3)
Interest charges                       (6.7)      (4.0)      (18.1)     (11.2)
Income taxes                           11.2      (16.1)       20.9        4.4
Early extinguishment of debt             -          -         15.9         -
Net income (loss)                   $  (3.7)   $  48.2    $   27.7    $  50.0
HSS
Operating revenues                  $  16.6    $   1.0    $   52.0    $   2.9
Other (a)                             (15.7)      (1.7)      (55.1)      (4.3)
Depreciation and depletion             (0.5)      (0.5)       (1.8)      (1.4)
Loss on property                         -       (13.4)       (1.3)     (13.4)
Loss from equity investments             -        (2.7)       (0.1)      (5.4)
Other income and expenses               0.3        0.1         3.4        0.8
Interest charges                       (0.4)        -         (1.1)        -
Income taxes                           (0.6)       6.7         0.3        8.1
Net loss                            $  (0.3)   $ (10.5)   $   (3.7)   $ (12.7)

                                    Three Months Ended        Year to Date
                                       September 30           September 30
                                     2001       2000        2001       2000
Consolidated                                       (millions)
Operating revenues                  $ 492.6    $ 378.3    $1,128.8    $ 868.6
Fuel expense                          (52.5)     (54.1)     (124.8)    (119.3)
Purchased power expense              (142.2)     (69.5)     (298.8)    (141.1)
Other (a)                            (126.3)    (125.3)     (395.5)    (332.1)
Depreciation and depletion            (40.4)     (34.2)     (117.0)     (99.3)
Gain on property                        0.5       47.0        22.2       50.7
Loss from equity investments           (0.4)      (2.5)       (0.5)     (18.7)
Other income and expenses             (20.7)      (0.3)      (21.3)      (9.8)
Interest charges                      (28.7)     (20.4)      (78.5)     (56.8)
Income taxes                          (26.3)     (37.4)      (25.8)     (33.3)
Early extinguishment of debt and
   cumulative effect of changes in
   pension accounting                    -          -         15.9       30.1
Net income                          $  55.6    $  81.6    $  104.7    $ 139.0
(a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expense.


September 30                    KCPL      KLT Inc.       HSS    Consolidated
2001                                          (millions)
Assets                        $3,065.3   $  733.6(b)   $  55.1    $3,854.0
Net equity method
  investments (c)                    -          -            -           -
Year to date capital and         158.5       85.0         (0.3)      243.2
  investments expenditures
2000
Assets                       $ 2,952.0   $  381.5      $  27.9    $3,361.4
Net equity method
  investments (c)                    -       24.7          8.0        32.7
Year to date capital and
  investments expenditures       328.8       67.7          0.1       396.6

(b) Includes assets associated with DTI of $454 million and SEL of $114 million.
(c) Excluding affordable housing limited partnerships.

The following table provides additional detail on the operations of the KLT Inc. segment.

                                    Three Months Ended        Year to Date
                                       September 30           September 30
                                     2001       2000        2001       2000
DTI (a)                                            (millions)
Operating revenues                  $   4.6         -     $   11.6         -
Other                                  (6.9)        -        (17.5)        -
Depreciation and depletion             (5.0)        -        (12.6)        -
Loss from equity investments             -          -           -     $ (14.0)
Other income and expenses               0.2         -          1.2         -
Interest charges                       (4.8)        -        (11.8)        -
Income taxes                            4.1         -         10.3        5.1
Early extinguishment of debt             -          -         15.9         -
Net loss                            $  (7.8)        -     $   (2.9)   $  (8.9)
SEL (a)
Operating revenues                  $ 148.7    $  43.0    $  304.2    $  94.5
Purchased power expense              (121.1)     (26.5)     (239.7)     (62.5)
Other                                  (6.7)      (9.3)      (29.8)     (18.6)
Depreciation and depletion             (0.1)      (0.1)       (0.2)      (0.3)
Income from equity investments           -          -           -         0.1
Other income and expenses              (3.7)      (2.2)       (4.9)      (4.3)
Interest charges                         -        (0.1)       (0.1)      (0.2)
Income taxes                           (7.1)      (1.8)      (12.2)      (3.3)
Net income                          $  10.0    $   3.0    $   17.3    $   5.4
KLT Gas
Operating revenues                  $  (0.5)   $  10.0    $    1.4    $  28.5
Other                                  (2.3)      (8.6)       (8.3)     (19.6)
Depreciation and depletion             (0.4)      (1.9)       (1.4)      (5.7)
Gain on property                        0.6       59.7        21.5       58.3
Income from equity investments           -         0.9         1.0        2.3
Other income and expenses               0.2        1.9         0.2        1.9
Interest charges                         -        (1.4)         -        (3.5)
Income taxes                            2.7      (19.6)       (0.8)     (16.2)
Net income                          $   0.3    $  41.0    $   13.6    $  46.0
Other
Other                               $  (1.6)   $  (1.4)   $   (4.7)   $  (4.4)
Depreciation and depletion               -          -         (0.1)        -
Gain (loss) on property                  -        (0.1)        2.2        2.2
Loss from equity investments           (0.4)      (0.7)       (1.4)      (1.7)
Other income and expenses             (13.8)       3.6       (13.7)       0.1
Interest charges                       (1.9)      (2.5)       (6.2)      (7.5)
Income taxes                           11.5        5.3        23.6       18.8
Net income (loss)                   $  (6.2)   $   4.2    $   (0.3)   $   7.5
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

     To achieve the reductions proposed in the 1997 NOx reduction program, if required to be implemented, KCPL would need to incur significant capital costs, purchase power or purchase NOx emissions allowances. It is possible that purchased power or emissions allowances may be too costly. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCPL units. Currently, KCPL estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. These capital expenditure estimates do not include the costs of the new air quality control equipment installed at Hawthorn No.
     5. The new air control equipment installed at Hawthorn No. 5 complies with the proposed requirements discussed above. KCPL continues to refine these preliminary estimates and explore alternatives.
     The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

Nuclear Insurance
As of November 15, 2001, Nuclear Electric Insurance Limited (NEIL), the provider of some types of insurance for the Owners of Wolf Creek, is increasing the potential retrospective assessments in its nuclear insurance policies. If losses incurred at any of the nuclear plants insured under the NEIL policies exceed premiums, reserves and other NEIL resources, the company may be subject to retrospective assessments under the amended NEIL policies of approximately $10.7 million per year. For additional information regarding our nuclear insurance coverage, see Note 5 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2000.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. As of September 30, 2001, KCPL's net investment on its books was $7.4 million.

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

Coal Contracts
KCPL's remaining share of coal purchase commitments under existing contracts total $84.7 million. Obligations for the remainder of 2001 through 2003, based on estimated prices for those years, total $11.0 million, $54.5 million, and $19.2 million, respectively. These amounts are net of purchases made year to date September 30, 2001.

5. RECEIVABLES

                                September 30   December 31
                                    2001          2000
                                       (thousands)
KCPL Receivable Corporation      $ 74,175      $ 48,208
Other Receivables                 147,450        67,148
Receivables                      $221,625      $115,356

Accounts receivable sold under the revolving agreement between KCPL Receivable Corporation and KCPL totaled $134.2 million at September 30, 2001, and $108.2 million at December 31, 2000. In consideration of the sale, KCPL received $60 million in cash and the remaining balance in the form of a subordinated note from KCPL Receivable Corporation.

Other receivables at September 30, 2001, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries, including receivables of $91 million from SEL due to the strong growth of their electric energy management business and the increase to a majority ownership of DTI and RSAE (see Note 1 -
Supplemental Cash Flow Information).

6. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of SFAS 133 on January 1, 2001, required the Company to record a $0.2 million expense, net of $0.1 million of income tax. The Company did not reflect this immaterial amount as a cumulative effect. This entry increased interest expense by $0.6 million and reduced purchased power expense by $0.3 million. The Company also recorded $17.4 million, net of $12.6 million of income tax, as a cumulative effect of a change in accounting principle applicable to comprehensive income for its cash flow hedges.

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

Commodity Risk Management
SEL utilizes an option and power swap agreements to hedge energy prices in various markets. The option and a majority of the swap agreements are designated as cash flow hedges.

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

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 100% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets and current liabilities, as applicable, and the cumulative effect of a change in an accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the impact of a change in the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in gas revenues.

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

Activity for three months ended September 30, 2001
                                         Increase
                                       (Decrease) in
                              June 30  Comprehensive              September 30
Balance Sheet Classification    2001      Income     Reclassified     2001
Assets                                      (millions)
   Other current assets       $  6.0     $ (3.1)       $ (2.9)            -
Liabilities
   Other current liabilities   (28.0)       8.8           4.2       $ (15.0)
   Other comprehensive income   10.8        3.3          (0.7)         13.4
   Deferred income taxes         7.5        2.3          (0.4)          9.4
   Other deferred credits        3.7      (11.3)         (0.2)         (7.8)

Activity for year to date September 30, 2001
                            Cumulative   Increase
                            Effect to  (Decrease) in
                            January 1,  Comprehensive             September 30
Balance Sheet Classification    2001      Income     Reclassified     2001
Assets                                      (millions)
   Other current assets       $ 44.5     $(20.4)       $(24.1)            -
Liabilities
   Other current liabilities    (6.8)     (15.6)          7.4       $ (15.0)
   Other comprehensive income  (17.4)      23.2           7.6          13.4
   Deferred income taxes       (12.7)      16.5           5.6           9.4
   Other deferred credits       (7.6)      (3.7)          3.5          (7.8)

7. HSS PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN RSAE

On March 12, 2001, HSS acquired control of RSAE by acquiring an additional 22.1% of the shares of RSAE for $0.6 million.

This acquisition has been accounted for by the purchase method of accounting and the operating results of RSAE have been included in the Company's consolidated financial statements from January 1, 2001, with the appropriate adjustments to minority interest from January 1, 2001, through the date of the acquisition. RSAE's September 30, 2001, assets included $23.1 million of goodwill, which is being amortized over 40 years. On a pro forma basis, as if the business had been acquired at the beginning of fiscal 2000, revenue, net income and earnings per share would not differ materially from the amounts reported in the Company's year ended December 31, 2000, consolidated financial statements.

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

This acquisition has been accounted for by the purchase method of accounting. Operating results were included in the Company's consolidated financial statements from the date of the acquisition. Goodwill of $63.0 million was recorded as a result of this acquisition and is being amortized over 25 years. At September 30, 2001, unamortized goodwill totaled $61.2 million.

Extraordinary Item - Early Extinguishment of Debt
The KLT Telecom gain on early extinguishment of debt year to date September 30, 2001, resulted from DTI's completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. The $15.9 million early extinguishment of debt has been reduced by the losses previously recorded by DTI but not reflected by KLT Telecom, and is net of $9.1 million of income taxes.

Telecommunications Property
DTI telecommunications property at September 30, 2001, of $383.3 million, is net of accumulated depreciation of $44.7 million and consists mainly of fiber optic plant and usage rights. At September 30, 2001, telecommunications property included about $47 million of construction work in progress.

Operating Leases and Indefeasible Rights to Use (IRU) Commitments DTI is a lessee under operating leases and IRUs for fiber, equipment space, maintenance, power costs and office space. Minimum rental commitments under these agreements for 2001 are $8 million and $9 million annually for the years 2002 through 2005. After 2005, cumulative minimum rental commitments under these agreements total $136 million.

DTI Risk Factors
For a description of certain risk factors that may adversely affect DTI's business and results of operations, see DTI's report on Form 10-K for the six-month period ended December 31, 2000, filed on May 15, 2001, and DTI's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

DTI is actively exploring its strategic alternatives including a merger, sale of assets, bankruptcy, and all other types of recapitalization. DTI has not yet determined which alternative, or combination thereof, it will pursue. KLT Telecom has $186.9 million invested in DTI. For additional information regarding DTI, see the Telecommunications-DTI Holdings, Inc. and subsidiaries section under the KLT Inc. Business Overview in the attached Management's Discussion and Analysis.

Consolidated Pro forma Information
The following unaudited pro forma consolidated results of operations are presented as if the acquisition of an additional ownership interest in DTI had been made at January 1, 2000. No pro forma adjustments to net income are required after February 8, 2001.


                                                            Three Months Ended
                                                            September 30, 2000
                                                            (thousands)
Revenues                                                      $381,242
                                                                         EPS
Net income                                                    $ 81,618
Eliminate DTI recorded operating loss                                -
Add DTI operating loss on a 100% basis                         (11,007)
Other adjustments                                                 (678)
Pro forma net income                                          $ 69,933  $1.13


                                                Year to Date September 30
                                                 2001              2000
                                                    (thousands)
Revenues                                  $1,130,310          $876,345
                                                       EPS               EPS
Income before extraordinary item and
  Cumulative effect of changes in
  accounting principles                   $   88,792          $108,933
Eliminate DTI recorded operating loss         18,819             8,876
Add DTI operating loss on a 100% basis       (22,415)          (28,978)
Other adjustments                             (1,138)           (2,034)
Pro forma loss before extraordinary
  item and cumulative effect of
  changes in accounting principles            84,058  $1.36     86,797  $1.40
Cumulative effect to January 1, 2000
  of changes in accounting principles,
  net of income taxes                              -      -     30,073   0.49
DTI's early extinguishment of debt, net of
  income taxes and minority interests         50,695   0.82          -      -
Pro forma net income                      $  134,753  $2.18   $116,870  $1.89

The unaudited pro forma consolidated results of operations are not necessarily indicative of the combined results that would have occurred had the acquisition occurred on those dates, nor is it indicative of the results that may occur in the future.

9. SALE OF EQUITY INVESTMENTS

Sale of KLT Investments II Inc.'s Ownership of Downtown Hotel Group On May 31, 2001, KLT Investments II Inc. sold its 25% ownership of Kansas City Downtown Hotel Group, L.L.C. for total proceeds of $3.8 million resulting in a $2.2 million gain before income taxes. The after income tax gain on the sale was $1.4 million ($0.02 per share).

Sale of KLT Gas Properties
On June 28, 2001, KLT Gas sold its 50% ownership in Patrick KLT Gas, LLC for total proceeds of $42.3 million resulting in a $20.1 million gain before income taxes. The after income tax gain on the sale was $12.0 million ($0.19 per share).

10. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 142 - Goodwill and Other Intangible Assets
The Financial Accounting Standards Board (FASB) has issued SFAS No. 142 - Goodwill and Other Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. Under the new pronouncement, goodwill will be assigned to reporting units and an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) will be done on all goodwill within six months of initially applying the statement and then at least annually, thereafter. We have not yet quantified the effects of adopting SFAS 142 on the Company's financial condition and results of operations. At September 30, 2001, goodwill reported on the Consolidated Balance Sheet totaled $98.0 million.

SFAS No. 143 - Accounting for Asset Retirement Obligations
FASB has issued SFAS No. 143 - Accounting for Asset Retirement Obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003. Under the new pronouncement, an entity must recognize as a liability, the fair value of an asset retirement obligation including nuclear decommissioning costs. We have not yet quantified the effect of adopting SFAS 143 on the Company's financial conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Great Plains Energy Incorporated

Effective October 1, 2001, KCPL completed its corporate reorganization creating a holding company structure. GPE became the holding company of the following subsidiaries:

- KCPL, a leading regulated provider of electricity in the Midwest;
- GPP, a competitive generator that will sell to the wholesale market; and
- KLT Inc., a national investment company focusing on energy-related ventures that are unregulated with high growth potential.

In implementing this strategy, the Company is focused on:

- Providing reliable, low-cost electricity to retail customers;
- Acquiring and investing in generation to serve the wholesale market;
- Pursuing high growth, unregulated business opportunities;
- Managing the Company as a portfolio of both regulated and unregulated, energy-related and growth businesses; and
- Investing in a diverse group of people in recognition that the Company's success is dependent upon the skills and expertise of its people.

After October 1, 2001, all outstanding KCPL shares are honored on a share for share basis as GPE shares. The new GPE trading symbol "GXP" replaces the KCPL trading symbol "KLT" and is traded on the New York Stock Exchange.

The information reported in this report is through September 30, 2001, and thus is for KCPL prior to the reorganization to GPE. The following discussion and analysis by management focuses on those factors that had a material effect on the consolidated financial condition and results of operations for the three months ended and year to date September 30, 2001, compared to the three months ended and year to date September 30, 2000. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements, Notes and especially Note 3 - Segment and Related Information which summarizes the income statement by segment.

Consolidated Earnings Overview
                                  Three Months
                                     Ended                  Year to Date
                                  September 30              September 30
                                   2001      2000          2001      2000
 Earnings per share (EPS) summary
 KCPL
 Excluding cumulative effect       $ 0.96    $ 0.70       $ 1.28    $ 1.13
 Cumulative effect of changes in
   pension accounting                   -         -            -      0.49
       KCPL EPS                      0.96      0.70         1.28      1.62

 KLT Inc.
 Excluding extraordinary item       (0.06)     0.78         0.19      0.81
 Extraordinary item:
   Early extinguishment of debt         -         -         0.26         -
     KLT Inc. EPS                   (0.06)     0.78         0.45      0.81

 HSS EPS                            (0.01)    (0.17)       (0.06)    (0.20)

   Reported Consolidated EPS       $ 0.89    $ 1.31       $ 1.67    $ 2.23

On February 1, 2001, DTI completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in KLT Inc. reporting on an equity basis a $15.9 million ($0.26 per share) extraordinary item for the gain on the early extinguishment of debt year to date September 30, 2001.

Effective January 1, 2000, KCPL changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required the Company to record the cumulative effect of these changes increasing common stock earnings year to date September 30, 2000, by $30.1 million ($0.49 per share). Adoption of the new methods of accounting for pensions will lead to greater fluctuations in pension expense in the future. The portions of the cumulative effect of pension accounting changes attributable to KLT Inc. and HSS are immaterial and, therefore, were not allocated to these subsidiaries.

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

The generation business has over 3,700 megawatts of generating
capacity, including Hawthorn No. 5.   The rebuild of the boiler at
Hawthorn No. 5 is complete. The unit was returned to commercial operation on June 20, 2001. During the third quarter of 2001, KCPL completed a $200 million, five-year operating lease agreement for five combustion turbines that will add 385 megawatts of peaking capacity. Site preparation will begin next year for the arrival of the first combustion turbine in 2003. Some or all of the units may be transferred to GPP. If transferred, a significant portion of the output from some of these units may be sold to KCPL.

The delivery business consists of transmission and distribution that serves over 472,000 customers at September 30, 2001, and experiences annual load growth of approximately 2% to 3% through increased customer usage and additional customers. Rates charged for electricity are currently below the national average. Additionally, there is a moratorium on changes to Missouri retail rates until March 2002.

KCPL has an obligation, under FERC Order 2000, to join a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization
(RTO) by December 2001. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. KCPL has been considering its options for joining an RTO. FERC has indicated a desire for the numerous RTOs that have been formed and are in the process of being formed to consolidate into four RTOs covering the entire nation. To accomplish that objective, FERC directed an Administrative Law Judge to mediate a potential consolidation among the various RTOs. The Administrative Law Judge has submitted a report to the FERC, but FERC has not yet ruled on the issue.

KCPL Earnings Overview
KCPL contributed EPS of $0.96 for the three months ended September 30, 2001, compared to $0.70, for the same period in 2000, and $1.28 year to date September 30, 2001, compared to $1.13, excluding the cumulative effect of changes in pension accounting, for the same period in 2000. The following table and discussion highlight significant factors affecting the changes in KCPL's EPS contribution for the periods indicated.

 September 30, 2001 compared to September 30, 2000
                                  Three Months
                                     Ended         Year to Date
 Increased (decreased) revenues     $(0.01)          $ 0.17
 Decreased quantity of energy
 and capacity   purchased             0.19             0.21
 Decreased other operation and
 maintenance including                0.11             0.05
 administrative and general
 expenses
 Increased interest charges          (0.05)           (0.14)
 Increased depreciation              (0.03)           (0.09)
 Other (see discussion below)         0.05            (0.05)
   Total                            $ 0.26           $ 0.15

Contributing to the other factors impacting the change in KCPL's EPS are the following:
   - Increased expenses because of the write-off of $2.0 million of billings incurred after January 1, 2001, to one of KCPL's larger customers because of its Chapter 11 bankruptcy filing on February 7, 2001. Any recoveries from this bankruptcy proceeding will be recorded as income when received.
   - Decreased gain on property due to a gain on the sale of unit train coal cars year to date September 30, 2000.
   - Fossil fuel and purchased power prices decreased for the three months ended and increased year to date September 30, 2001, compared to the same periods of 2000.

KCPL Megawatt-hour (mwh) Sales and Electric Sales Revenues
  September 30, 2001 compared to September 30, 2000
                            Three Months Ended      Year to Date
                             Mwh      Revenues     Mwh     Revenues
 Retail Sales:                    (revenue change in millions)
   Residential                 (4) %   $ (4.4)      4  %    $  4.2
   Commercial                   -         1.2       3  %       7.5
   Large Industrial
     Customer                 (99) %     (7.7)    (80) %     (15.5)
   Industrial - Other          (5) %     (1.3)     (4) %      (1.3)
   Other                        6  %        -       3  %       0.1
     Total Retail              (5) %    (12.2)     (2) %      (5.0)
 Sales for Resale:
   Bulk Power Sales           144  %     11.1      62  %      20.0
   Other                       (5) %     (0.3)     (1) %         -
     Total                      7  %     (1.4)      5  %      15.0
   Other revenues                         0.3                  1.9
 KCPL electric sales revenues          $ (1.1)              $ 16.9

Residential mwh sales decreased for the three months ended September 30, 2001, compared to the same period of 2000, primarily due to milder weather. The decrease was more than offset for year to date September 30, 2001, compared to the same period of 2000, by colder winter weather and continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. Mwh sales to one Large Industrial Customer decreased for the three months ended and year to date September 30, 2001, compared to the the same periods of 2000, due to its February 7, 2001, bankruptcy, and the closing of its Kansas City, Missouri facilities on May 25, 2001. Industrial - Other mwh sales decreased primarily due to economic conditions affecting certain industrial customers. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Increased bulk power mwh sales for both the three months ended and year to date September 30, 2001, compared to the same periods in 2000, were primarily attributable to the availability of Hawthorn No. 5 and the loss of the large industrial customer discussed above. The increase in bulk power sales year to date September 30, 2001, compared to the same period of 2000, was partially offset by additional residential and commercial sales resulting from colder winter weather during the first three months of 2001 and continued load growth. The average prices per mwh of bulk power sales were down 10% for the three months ended and up 10% year to date September 30, 2001, compared to the same periods of 2000.

KCPL's share of LaCygne No. 1 unit's capacity has been temporarily reduced by approximately 100 megawatts because of the failure, in mid-July 2001, of one of the two air heaters. KCPL is replacing the 30-year old air heaters during a 6-week fall outage that began November 2, 2001, at an approximate capitalized cost to KCPL of $2 million. KCPL anticipates that other units will replace the lost capacity during the outage. However, this outage will reduce bulk power sales in the fourth quarter of 2001.

KCPL Fuel and Purchased Power
Fuel costs decreased $1.6 million for the three months ended September 30, 2001, compared to the same period of 2000, due to decreased generation from natural gas partially offset by increased generation from coal and a slight decrease in the cost per mmBtu of coal. Fuel costs increased $5.5 million year to date September 30, 2001, compared to the same period of 2000, due to increased generation from coal and the higher cost per mmBtu of natural gas partially offset by decreased generation from natural gas. Natural gas has a significantly higher cost per mmBtu than coal or nuclear fuel. Total generation increased 14% for the three months ended and 8% year to date September 30, 2001, compared to the same periods of 2000.

Fossil plants represent about two-thirds of total generation and the nuclear plant about one-third. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCPL expects the price of nuclear fuel to remain fairly constant through the year 2003. KCPL's procurement strategies continue to provide delivered coal costs below the regional average.

Purchased power expenses decreased $21.9 million for the three months ended and $19.5 million year to date September 30, 2001, compared to the same periods of 2000. Mwh's purchased decreased 47% for the three months ended and 22% year to date September 30, 2001, compared to the same periods of 2000. The decreases were primarily due to Hawthorn No. 5 returning to commercial operation in June 2001 which contributed to an increase in the availability of KCPL's generating units and a decline in capacity purchased. Purchased power prices were down 14% for the three months ended September 30, 2001, compared to the same period of 2000, but the decrease in prices for the quarter did not completely offset the increase in prices during the first half of 2001. The cost per mwh for purchased power is significantly higher than the fuel cost per mwh of generation.

KCPL Other Operation and Maintenance Expenses
KCPL's other operation and maintenance expense decreased $11.2 million for the three months ended and $5.1 million year to date September 30, 2001, compared to the same periods of 2000. The primary reasons for the decrease in KCPL's other operation and maintenance expense were:
- reductions in replacement power insurance for the summer months because of the availability of Hawthorn No. 5 during the summer of 2001;
- less customer information system software consulting in 2001;
- less advertising in 2001; and
- decreased net periodic pension cost due to $9 million year to date credits in 2000 increasing to $12 million year to date credits in 2001. See discussion below.

KCPL's pension benefit accounting principles, as discussed in the December 31, 2000, report on Form 10-K, can result in large fluctuations in pension expenses. Excluding the Wolf Creek pension plan, the fair value of the other pension plan assets at September 30, 2001, decreased significantly from the September 30, 2000, plan year. This decrease will cause the expected return on plan assets to decrease approximately $15 million in 2002, an unfavorable change to net periodic benefit cost.

KCPL Interest Charges
KCPL's interest charges increased $5.2 million for the three months ended and $13.7 million year to date September 30, 2001, compared to the same periods of 2000, primarily because of an increase in long-term debt interest expense and a decrease in the allowance for borrowed funds used during construction.

The increase in long-term interest expense is reflective of higher average levels of outstanding long-term debt for the three months ended and year to date September 30, 2001, compared to the same periods of 2000. The higher average levels of debt primarily reflect $200 million of unsecured, floating rate medium-term notes issued by KCPL in March 2000, and $250 million of unsecured, fixed-rate senior notes issued in December 2000, partially offset by $60.5 million of scheduled debt repayments by KCPL since September 30, 2000. The increase in interest expense was partially offset by lower interest rates.

Allowance for borrowed funds used during construction decreased $2.9 million for the three months ended and $0.3 million year to date
September 30, 2001, compared to the same periods of 2000, because of decreased construction work in progress due to the completion of the Hawthorn No. 5 rebuild.

Short-term debt interest expense decreased for the three months ended and year to date September 30, 2001, compared to the same periods of 2000, due to lower interest rates partially offset by higher levels of commercial paper outstanding.

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

Hawthorn No. 5
On June 20, 2001, Hawthorn No. 5 was returned to commercial operation. The coal-fired unit has a capacity of 575 megawatts and was rebuilt following a February 1999 explosion that destroyed the boiler. KCPL has been recognized nationally, including mention in the National Energy Policy Report sent to President Bush, for its use of state-of-the-art pollution control technology in the rebuilt Hawthorn No. 5. Under KCPL's property insurance coverage, with limits of $300 million, KCPL received an additional $30 million in insurance recoveries year to date September 30, 2001, increasing the total insurance recoveries received to date to $160 million. The recoveries have been recorded in Utility Plant - accumulated depreciation on the consolidated balance sheet. Expenditures, excluding capitalized interest, for rebuilding Hawthorn No. 5 were $35.6 million in 1999, $207.6 million in 2000 and are projected to be about $73 million in 2001, of which $58.1 million were incurred year to date September 30, 2001. These amounts have not been reduced by the insurance proceeds received to date or future proceeds to be received.

KLT Inc. Operations

KLT Inc. Business Overview
KLT Inc., an unregulated subsidiary, pursues business ventures in higher growth businesses. Existing ventures include investments in telecommunications, natural gas development and production, energy services and affordable housing limited partnerships. KCPL's investment in KLT Inc. was $150.0 million at September 30, 2001, and $119.0 million at December 31, 2000.

Telecommunications - DTI Holdings, Inc. and Subsidiaries (DTI)
At December 31, 2000, KLT Telecom, a subsidiary of KLT Inc., owned 47% of DTI (acquired in 1997), a facilities-based telecommunications company. Through utilization of a $94 million loan (10% interest rate) to DTI Holdings, Inc. from KLT Telecom, DTI successfully completed a tender offer to repurchase a portion of its long-term debt on February 1, 2001, reducing interest costs. On February 8, 2001, KLT Telecom increased its ownership of DTI from 47 percent to 84 percent. See Note 8 to the Consolidated Financial Statements for further information.

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

Responding to the current challenges of the telecommunications industry, DTI has more narrowly focused its strategy. In order to reduce the capital requirements, DTI will only provide connectivity in secondary and tertiary markets in five states. In addition, DTI is evaluating means to enhance its business by utilizing the significant metropolitan fiber assets that it has in its current regional network to provide metro access services, including high bandwidth services over an Ethernet based network targeted at enterprise customers (i.e., Gigabit Ethernet services). DTI estimates that its total additional cash funding requirements subsequent to September 30, 2001, necessary to implement its refocused and downsized business plan and to fund existing commitments and payables, will be approximately $28 million over the next 15 months.

KLT Telecom had committed to provide or arrange a revolving credit facility for Digital Teleport, Inc., a subsidiary of DTI Holdings, Inc., in the amount of $75.0 million. A credit facility with bank lenders has not been possible to obtain due to, among other things, the downturn in the telecommunications industry. The DTI Holdings and Digital Teleport Boards of Directors confirmed, in July 2001, that KLT Telecom is not obligated to make any other future loans to Digital Teleport. This confirmation was based on the downturn in the telecommunications industry and the resulting decline in Digital Teleport's prospects and financial condition. KLT Telecom, in September 2001, under a credit facility agreed to lend up to $5.0 million subject to Digital Teleport meeting specified conditions. As of September 30, 2001, Digital Teleport had borrowed $1.5 million of the $5.0 million. Under these credit facilities, KLT Telecom has loaned Digital Teleport a total of $47.0 million ($1.0 million was loaned on October 25, 2001). These loans are secured, to the extent permitted by law or agreement, by Digital Teleport's assets. DTI is dependent upon KLT Telecom's continued funding of Digital Teleport. KLT Telecom will not provide additional funding to Digital Teleport unless in its sole judgement Digital Teleport meets certain specified conditions.

Because of the downturn in the telecommunication industry, an impairment analysis was performed on the DTI, June 30, 2001, assets in accordance with SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based upon current business strategies, the analysis indicated there was no impairment as defined in SFAS 121.

DTI is actively exploring its strategic alternatives including a merger, sale of assets, bankruptcy, and all other types of recapitalization. DTI has not yet determined which alternative, or combination thereof, it will pursue. KLT Telecom has $186.9 million invested in DTI including the loans to date detailed above, interest accrued on these loans and goodwill recorded.

Natural Gas Development and Production - KLT Gas
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties and then divest properties in order to create shareholder value. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane - a niche in the natural gas industry where it believes its expertise gives it a competitive advantage. Because it has a longer, predictable reserve life, coalbed methane is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile recently, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 210,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. The timing of the development may vary from the plans based upon obtaining the required environmental and regulatory approvals and permits.

Energy Management Service - Strategic Energy LLC (SEL)
SEL is an energy management services provider that operates in several deregulated electricity markets, including Pennsylvania, Southern California, Ohio and New York. Recently, SEL has expanded its geographic reach by entering into additional deregulated electricity markets in Massachusetts and Texas. In 2001, in exchange for approximately $4.7 million preferred stock ownership in an energy services company, the ownership in SEL was increased from approximately 72% to approximately 83%.

SEL acts as an energy manager in deregulated markets on behalf of approximately 15,000 commercial and small manufacturing customers. SEL enters into one to five year contracts with customers to supply energy and manage their energy needs. For this service they receive an ongoing management fee plus the contracted price for the electricity and natural gas. SEL will phase out its natural gas retail service in the fourth quarter of 2001.

SEL's suppliers and customer base are very diverse. Suppliers include small and large energy generators across the country. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Based on current signed contracts and expected usage, SEL forecasts a peak load of 1,433 megawatts. The largest concentration of the forecasted load, 568 megawatts, is in Pennsylvania.

Investments in Affordable Housing Limited Partnerships - KLT
Investments
At September 30, 2001, KLT Investments had $87.1 million in affordable housing limited partnerships. About 69% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $58.3 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments completes a valuation study of its cost method investments in affordable housing by comparing the cost of those properties to the total of projected residual value of
the properties and remaining tax credits to be received.   Estimated
residual values are based on studies performed by an independent firm. Based on the latest valuation study, KLT Investments reduced its investments in affordable housing limited partnerships by about $8 million during the third quarter of 2001. KLT Investments estimates that additional reductions in affordable housing investments will approximate $5 million in the fourth quarter of 2001 and $9 million, $12 million, $8 million and $7 million, for the years 2002 through 2005, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

KLT Inc. Earnings Overview
The following table and discussion highlight significant factors affecting KLT Inc.'s effect on consolidated EPS for the three months ended and year to date September 30, 2001, and September 30, 2000.
                                     Three Months
                                        Ended             Year to Date
                                     September 30         September 30
                                     2001     2000       2001      2000
 Earnings per share (EPS) summary
 KLT Inc.
   SEL                              $ 0.16   $ 0.05      $ 0.28   $ 0.09
   DTI
     Operations subsequent
       to 2/8/01                     (0.13)       -       (0.31)       -
     Gain on early extinguishment
       of debt and equity losses
       prior to majority
       ownership                         -        -        0.26    (0.14)
   KLT Gas
     Operations                          -     0.04        0.03     0.12
     Sale of gas properties              -     0.62        0.19     0.62
   Realized loss on CellNet stock        -        -           -    (0.05)
   KLT Investments                   (0.02)    0.06        0.09     0.18
   Other                             (0.07)    0.01       (0.09)   (0.01)
     KLT Inc. EPS                   $(0.06)  $ 0.78      $ 0.45   $ 0.81

SEL's increase in earnings per share for the three months ended and year to date September 30, 2001, compared to the same periods of 2000, is due to continued strong growth in its electric energy management business and a significant increase over the prior year periods in wholesale bulk power sales, which have a considerably higher gross margin (revenues less cost of energy supplied) than SEL's retail electric sales.

In February 2001, KLT Telecom increased its investment in DTI from 47% to 84%, which required a change in the method of accounting from equity to consolidation. DTI's loss per share on operations subsequent to 2/8/01 primarily reflects increased personnel costs mostly due to increased marketing and sales efforts and higher depreciation and amortization expenses due to increasing amounts of its fiber optic network being placed into service.

DTI's $0.26 EPS contribution prior to the change in ownership resulted from the net impact of the gain from early extinguishment of $193 million of senior discount notes by DTI, reduced by the losses previously recorded by DTI but not reflected by KLT Telecom. KLT Telecom stopped recording equity losses on its investment in DTI after the second quarter of 2000 because at June 30, 2000, its investment had been written down to zero. The gain from early extinguishment is reflected in the consolidated financial statements as an extraordinary item.

During June 2001, KLT Gas sold its 50% equity ownership in Patrick KLT Gas, LLC for $42.3 million, resulting in an after tax gain of $12.0 million ($0.19 per share). During September 2000, KLT Gas sold producing natural gas properties to Evergreen Resources, Inc. for $145.4 million, resulting in an after tax gain of $38.6 million ($0.62 per share).

During the third quarter of 2001, KLT Investments reduced its investments in affordable housing limited partnerships by $8.1 million ($0.08 per share). Also during the third quarter of 2001, KLT Energy Services recorded a mark-to-market, unrealized loss of $5.2 million ($0.05 per share) on its investment in common stock of a publicly traded company, which is reflected in Other in the table above.

 KLT Inc. Revenues
 September 30, 2001 compared to September 30, 2000
                           Three Months
                              Ended     Year to Date
 Increase (Decrease)             (millions)
 DTI                         $  4.6       $  11.6
 SEL
   Electric - Retail           86.4         154.7
   Electric - Bulk Power       25.7          50.5
               Sales
   Gas                         (6.4)          4.5
 KLT Gas                      (10.5)        (27.1)
   Total                     $ 99.8       $ 194.2

KLT Inc. acquired a majority ownership in DTI in February 2001. Prior to this, the investment in DTI was recorded on an equity basis.

SEL's retail revenues increased for the three months ended and year to date ended September 30, 2001, compared to the same periods of 2000, due to continued strong growth in its electric energy management business. SEL currently serves approximately 15,000 commercial and small manufacturing customers, an increase of 8,000 customers from the beginning of 2001. In addition, based on current signed contracts and expected usage, SEL forecasts a peak load of 1,433 megawatts compared to 485 megawatts under management at the beginning of 2001.

SEL has an option to purchase up to 270 megawatts of power at $21 per mwh through the end of 2001. Almost all of the bulk power sales increase for the three months ended and year to date September 30, 2001, compared to the same periods of 2000, is related to large block sales of the power purchased under the option. SEL also purchases energy in the wholesale markets to meet its customers' energy needs. On occasion, SEL must purchase small blocks of power prior to the sales contract in order to quote stable pricing to potential new customers. Power purchased in excess of retail sales is sold in the wholesale markets.

SEL's gas sales decreased for the three months ended September 30, 2001, compared to the same period of 2000, because SEL began to phase out its retail natural gas service. SEL intends to complete the phase out in the fourth quarter of 2001.

KLT Gas revenues decreased for the three months ended and year to date September 30, 2001, compared to the same periods of 2000, primarily due to the sale of KLT Gas properties in September and October 2000. Also contributing to the three months ended and year to date decreases were declines in production and in the average price per MCF of gas sold, particularly during the three months ended September 30, 2001, and transactions associated with gas hedging activites. KLT Gas unwound the majority of its gas hedge derivatives with a swap transaction during the second quarter of 2001. The fair market value of the swap has been recorded in gas revenues.

Gain on Property
KLT Inc.'s gain on property year to date September 30, 2001, includes a $20.1 million before tax gain on KLT Gas' sale of its 50% equity ownership in Patrick KLT Gas, LLC. KLT Inc.'s gain on property for the three months ended and year to date September 30, 2000, includes a $60.4 million before tax gain on KLT Gas' sale of producing natural gas properties to Evergreen Resources, Inc.

Other Income and Expenses
The unfavorable changes in KLT Inc.'s other income and expenses for the three months ended and year to date September 30, 2001, compared to the same periods in 2000, were primarily due to KLT Investments Inc.'s $8.1 million reduction in affordable housing limited partnerships and a $5.2 million mark-to-market, unrealized loss from KLT Energy Services' investment in the common stock of a publicly-traded company. Year to date September 30, 2000, included $4.8 million of realized losses on the write off of an investment in CellNet in 2000.

KLT Inc. Taxes
KLT Inc. accrued tax credits of $6.5 million and $19.5 million for the three months ended and year to date September 30, 2001, and $7.0 million and $20.7 million for the three months ended and year to date September 30, 2000. These tax credits are related to investments in affordable housing limited partnerships and natural gas properties.

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

KCPL's investment in HSS was $46.9 million at September 30, 2001, and $46.3 million at December 31, 2000. HSS' loss year to date September 30, 2001, totaled $3.7 million ($0.06 per share) compared to a loss of $12.7 million ($0.20 per share) year to date September 30, 2000. HSS' decreased loss year to date September 30, 2001, compared to 2000, was primarily due to a write-down of its investment in RSAE during 2000. At September 30, 2001, the Company's accumulated losses were $21.7 million on its investment in HSS. HSS' consolidated assets increased to $55.1 million at September 30, 2001, compared to $25.3 million at December 31, 2000, reflecting the consolidation of RSAE in 2001.

Great Plains Power Incorporated (GPP)

GPP will focus on fossil fuel-fired electric generation in the central part of the U.S. GPP is considering building, in the Midwest region, one to five coal-fired plants ranging from 500 to 900 megawatts each. One of the units, Weston Bend I, is anticipated to be on line in 2006. GPP announced an agreement with the boiler and air quality control equipment vendor and construction firm, Babcock and Wilcox, and the design and engineering firm, Burns and McDonnell, to conduct the design and development study for Weston Bend I, a coal-fired plant near Weston, Missouri. This agreement reunites the same team that rebuilt Hawthorn No. 5.

Other Consolidated Discussion

Significant Consolidated Balance Sheet Changes
     (September 30, 2001 compared to December 31, 2000)

  - Receivables increased $106.3 million primarily due to strong growth in SEL's electric energy management business and the seasonal nature of the utility business.
  - Equity securities decreased $18.3 million primarily due to KLT Gas' sale of $12.3 million of stock in Evergreen Resources, Inc. and the decline in the market value of an equity security that KLT Energy Services, Inc. held.
  -  Telecommunications property of $386.2 million at September 30,
     2001, resulted from KLT Telecom's purchase of an additional ownership interest in DTI, which required a change in the method of accounting for DTI from equity to consolidation.
  - Gas property and investments decreased $12.3 million primarily due to KLT Gas' sale of its 50% equity ownership in Patrick KLT Gas, LLC partially offset by additions to gas property.
  - Other nonutility property and investments decreased $18.6 million due to the sale by KLT of its $1.6 million investment in the Downtown Hotel Group, the sale of $8.1 million of various other investments and the exchange of $4.7 million preferred stock in an energy services company for an additional ownership in SEL.
  - Combined electric utility plant and construction work in progress increased $147.2 million primarily due to expenditures and capitalized interest of $68.2 million at Hawthorn No. 5 to rebuild the boiler and $92.2 million for other utility capital expenditures. The completion of rebuilding the boiler at Hawthorn No. 5 resulted in a transfer of $288.9 million from construction work in progress to electric plant.
  - Goodwill increased $87.2 million due to increased goodwill at September 30, 2001, of $61.2 million resulting from the consolidation of DTI and an additional $2.9 million in goodwill recorded because of increased ownership in SEL. An additional $23.1 million of goodwill at September 30, 2001, relates to the consolidation of RSAE, resulting from an increased ownership by HSS.
  - Notes payable of $22.4 million includes $19.3 million of short-term notes at September 30, 2001, relating to the consolidation of RSAE and $3.1 million relating to short-term notes held by DTI.
  - Commercial paper increased $137.6 million due to the repayment of medium-term notes of $50 million and additional commercial paper borrowings as expenditures exceeded cash receipts.
  - Current maturities of long-term debt increased $274.2 million, reflecting a $227.0 million increase in the current portion of KCPL's medium-term notes offset by $50.0 million of maturing medium-term notes, and $99.5 million borrowed under KLT Inc.'s bank credit agreement. KLT Inc.'s bank credit agreement was repaid October 3, 2001, with proceeds from GPE's bridge credit facility which terminates on February 28, 2002.
  - Accounts payable decreased $24.2 million primarily due to the timing of cash receipts and cash payments partially offset by strong growth in SEL's electric energy management business.
  - Accrued taxes increased $62.6 million primarily due to the timing of income tax and property tax payments.
  - Other current liabilities increased $36.2 million including $3.4 million at September 30, 2001, due to the consolidation of RSAE, $17.1 million because of SFAS 133 - Accounting for Derivative Instruments and Hedging Activities, as amended, (See Note 6 to the Consolidated Financial Statements) and $12.4 million at September 30, 2001, due to the consolidation of DTI.
  -  Deferred telecommunications revenue of $45.6 million at September
     30, 2001, is due to the consolidation of DTI. This deferred revenue results from advances under contracts being deferred and then recognized on a straight-line basis as revenue over the terms of the contract. In many cases, recognition does not start until completion of specified route segments.

Capital Requirements and Liquidity
The Company's liquid resources at September 30, 2001, included cash flows from operations, $150 million of registered but unissued debt securities, and $52.8 million of unused bank lines of credit. The unused lines consisted of KCPL's short-term bank lines of credit.

KLT Inc.'s bank credit agreement was repaid October 3, 2001, with proceeds from a new GPE bridge credit facility which terminates on February 28, 2002, and has $9.0 million remaining available at October
3, 2001. On October 12, 2001, KCPL paid $40.8 million by issuing commercial paper to purchase the Hawthorn No. 6 combustion turbine unit from the lessor in accordance with the terms of the lease with KCPL.

The Company generated positive cash flows from operating activities year to date September 30, 2001. Individual components of working capital will vary with normal business cycles and operations, such as the increase in receivables of $101.2 million year to date September 30, 2001, the reduction of accounts payable by $61.7 million and the increase in accrued taxes of $60.2 million for the same period. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Cash used for purchases of investments and nonutility property increased year to date September 30, 2001, compared to the same period of 2000, primarily reflecting cash paid by KLT Telecom for additional ownership in DTI and additional telecommunications property partially offset by investments in gas properties during the same period of 2000. The note receivable from DTI prior to majority ownership is reflected as an investing activity. See additional discussion of DTI loan activity in the Telecommunications section of the KLT Inc. Business overview. These amounts were partially offset by cash received from the sale of KLT gas properties in the current and prior year and the sale of securities in the current period.

Cash from financing activities increased year to date September 30, 2001, compared to the same period of 2000, primarily because short-term borrowings increased $144.7 million year to date September 30, 2001, compared to a $16.6 million decrease for the same period of 2000. However, this change in short-term borrowings was partially offset by a decrease in long-term debt issuances, net of repayments, year to date September 30, 2001, compared to the same period of 2000.

The Company expects to meet day-to-day operations, construction requirements (excluding new generating capacity and telecommunications construction) and dividends with internally-generated funds. However, the Company might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed to retire $752 million of maturing debt through the year 2005 will be provided from operations, refinancings and/or short-term debt. The Company may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

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

Commodity Risk
KCPL has its forecasted coal requirements under contract for the year 2001. A portion of these coal requirements are subject to the market price of coal. Because of the increased price of coal and additional commitments, KCPL's coal commitments for 2001 have increased 16% to $41.8 million since the 2000 annual report on Form 10-K was filed. A hypothetical 10% increase in the price of coal would result in an immaterial decrease in the year 2001 pretax earnings.

PART II - OTHER INFORMATION

ITEM 2(a).     CHANGES IN SECURITIES

On October 1, 2001, KCPL completed a corporate reorganization creating a holding company structure. Pursuant to and through an agreement and plan of merger among KCPL, Great Plains Energy Incorporated (GPE) and another wholly owned subsidiary of GPE, KCPL became the wholly owned subsidiary of GPE. GPE became the holding company and successor issuer for all of KCPL shares of (i) Common Stock; (ii) 3.80% Cumulative Preferred Stock; (iii) 4.50% Cumulative Preferred Stock; (iv) 4.20% Cumulative Preferred Stock; and (v) 4.35% Cumulative Preferred Stock. GPE replaced KCPL as the listed entity on the New York Stock Exchange. The new GPE trading symbol GXP replaces the old KCPL symbol KLT. With the exception of the change in issuer, all other designations, preferences, rights, qualification, restrictions, and limitations pertaining to each class of stock remain the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3-(i)    Restated Articles of Consolidated as amended
         October 1, 2001

10       Credit Agreement between KLT Telecom Inc. and
         Digital Teleport, Inc. dated as of September 25,
         2001

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the nine months ended
September 30, 2001.

     A report on Form 8-K was filed October 1, 2001, by
Kansas City Power & Light Company announcing the completion of its corporate restructuring.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	                     KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 9, 2001     By:  /s/Bernard J. Beaudoin
	                     (Bernard J. Beaudoin)
        	             (Chief Executive Officer)

Dated:  November 9, 2001     By:  /s/Neil Roadman
	                     (Neil Roadman)
        	             (Principal Accounting Officer)