Form 10-K405/A
period 2001-12-31
KANSAS CITY POWER & LIGHT CO
filed 2002-03-06
CIK 54476

________________________________________________________________________




                      UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                       FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES
                  EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2001

                           or

 [  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                     THE SECURITIES
                  EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

                  Registrant, State of            I.R.S. Employer
Commission            Incorporation,               Identification
File Number   Address and Telephone Number             Number

   1-107       KANSAS CITY POWER & LIGHT COMPANY     44-0308720
                    (A Missouri Corporation)
                       1201 Walnut Street
                  Kansas City, Missouri  64106
                         (816) 556-2200


Securities registered pursuant to Section 12(g) of the Act: None.


==================================================================

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

------------------------------------------------------------------

     Kansas City Power & Light Company (KCP&L and Company) hereby amends its Form 10-K by setting forth Part III in its entirety. Following the October 1, 2001, transition of KCP&L into a wholly owned subsidiary of Great Plains Energy Incorporated (Great Plains Energy), the executive officers continue to perform their functional responsibilities on behalf of both KCP&L and Great Plains Energy.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The directors of KCP&L are the same as those for Great Plains Energy. The ten nominees listed below have consented to stand for election to the Board of Great Plains Energy. If they are elected to serve by the shareholders of Great Plains Energy at the Annual Meeting on May 7, 2002, they will also be elected to the KCP&L Board.

Nominees for Directors
Bernard J. Beaudoin                           Director since 1999
Mr. Beaudoin, 61, is President and Chief Executive Officer of Great Plains Energy. He was Executive Vice President and Chief Financial Officer from 1996-1998. Mr. Beaudoin served as a member of the Executive Committee during 2001.

David L. Bodde                                Director since 1994
Dr. Bodde, 59, holds the Charles N. Kimball Chair in Technology and Innovation at the Bloch School of Business, University of Missouri-Kansas City. Dr. Bodde served as a director of KLT Inc., a wholly-owned subsidiary of Great Plains Energy, and as a member of the Audit and Governance Committees during 2001.

Mark A. Ernst                                 Director since 2000
Mr. Ernst, 43, is President and Chief Executive Officer of H & R Block Inc., a provider of tax preparation, investment, mortgage and accounting services. He joined H&R Block in 1998 as Executive Vice President and Chief Operating Officer. Previously, Mr. Ernst was Senior Vice President with American Express. He serves on the board of H & R Block. Mr. Ernst served on the Audit and Compensation Committees during 2001.

Randall C. Ferguson, Jr.
Mr. Ferguson, 50, is the Customer Relations Executive for the IBM
Western Region. In addition, he is the Senior Location Executive for the Kansas City area and the Senior State Executive for Missouri and Kansas.

William K. Hall                               Director since 2000
Mr. Hall, 58, is Chairman and Chief Executive Officer of Procyon Technologies Inc., a Chicago-based holding Company with investments in the aerospace and defense industries. He was previously President and Chief Executive Officer of Falcon Building Products, Inc. Mr. Hall serves on the boards of A. M. Castle & Co., Gen Corp and Actuant Corporation. Mr. Hall served on the Executive and Governance Committees during 2001.

Luis A. Jimenez                               Director since 2001
Mr. Jimenez, 57, is Senior Vice President and Chief Strategy Officer of Global Growth and Futures Strategy with Pitney Bowes, a Fortune 300 provider of messaging solutions, office products and financial services. Previously, he was Vice President and Practice Leader, Telecommunications and Media, Latin America for Arthur D. Little, Inc., an international management consulting firm. Mr. Jimenez served on the Governance Committee during 2001.

James A. Mitchell
Mr. Mitchell, 60, is the Executive Fellow, Leadership at the Center for Ethical Business Cultures. He retired as Executive Vice President of Marketing and Products for American Express Company in 1999 and is the former Chairman, President and Chief Executive Officer of IDS Life Insurance Company. Mr. Mitchell served as a director of KLT Inc., a wholly-owned subsidiary of Great Plains Energy during 2001.

William C. Nelson                             Director since 2000
Mr. Nelson, 64, is Chairman of George K. Baum Asset Management, an asset management advisor. He is also the retired Chairman of Bank of America Midwest. He serves on the board of DST Systems.
Mr. Nelson served on the Audit and Compensation Committees during 2001.

Linda H. Talbott                              Director since 1983
Dr. Talbott, 61, is President of Talbott & Associates, international consultants in strategic planning, philanthropic management, and development to foundations, corporations, and the nonprofit sector. Dr. Talbott served as a member of the Executive and Governance Committees during 2001.

Robert H. West                                Director since 1980
Mr. West, 63, is the retired Chairman of the Board of Butler Manufacturing Company, a supplier of non-residential building systems, specialty components, and construction services. He serves on the boards of Burlington Northern Santa Fe Corporation, Commerce Bancshares, Inc., and Astec Industries, Inc. Mr. West served as a member of the Audit and Compensation Committees during 2001.

Director Compensation

The directors of KCP&L receive the following compensation for serving on the Boards of Great Plains Energy and KCP&L.

Compensation is paid to non-employee members of the Board. An annual retainer of $24,000 was paid in 2001 ($9,000 of which was used to acquire shares of Great Plains Energy Common stock through Great Plains Energy's Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board). An additional retainer of $3,000 was paid to those non-employee directors serving as chair of a committee. Attendance fees of $1,000 for each Board meeting and $1,000 for each committee meeting attended were also paid in 2001. Directors may defer the receipt of all or part of the cash retainers and meeting fees.

Great Plains Energy also provides life and medical insurance coverage for each non-employee member of the Board. The total premiums paid by Great Plains Energy for this coverage for all participating non-employee directors in 2001 was $19,702.00.

Executive Officers

The information with respect to executive officers of the registrant contained in this Form 10-K under "Item 1. Business-
Executive Officers of Registrants" in incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officers

The Compensation Committee of the Board of Great Plains Energy, which serves as the Compensation Committee for KCP&L, is composed of three independent directors. The Compensation Committee establishes and administers the policies and plans that govern compensation for the executive officers. The Compensation Committee's recommendations are subject to approval by non-employee members of the Board. The Compensation Committee has not adopted a policy concerning the Internal Revenue Service's rules on the deductibility of compensation in excess of $1,000,000.

The executive compensation for executive officers in 2001 was designed to attract and keep talented, key executives critical to the Company's long-term success in a deregulated market and to support a performance-oriented environment. Base salaries in 2001 were established on the basis of:

   - job responsibilities and complexity;
   - individual performance under established guidelines; and
   - competitiveness for comparable positions in companies of similar size within the industry.

The Compensation Committee also compared total executive compensation packages with national compensation surveys including data prepared for the Edison Electric Institute ("EEI") by Towers Perrin.

The Company's Long- and Short-Term Incentive Compensation Plan (the "Incentive Plan") for executive officers based on Economic Value Added (EVA (registered trademark))(1) was designed to align the interests of management with shareholders. If shareholder value is increased by the amount of the annual EVA(registered trademark) goal, bonuses are paid at a target level that varies to reflect a participant's level of responsibility. A minimum level of EVA(registered trademark) improvement has to be achieved before any bonus is awarded. EVA(registered trademark) improvement above the annual goal results in payouts above the target level. In 2001, the EVA(registered trademark) goal was below the minimum level, and as a result no bonuses were paid.

Chief Executive Officer

     In determining the base salary for Bernard J. Beaudoin, the Chief Executive Officer in 2001, the Compensation Committee considered:

  -  financial performance of the Company;
  -  cost and quality of services provided;
  -  leadership in enhancing the long-term value of the Company; and
  -  relevant salary data including information supplied by the EEI.

                                COMPENSATION COMMITTEE
                                     William C. Nelson
                                     Mark A. Ernst
                                     Robert H. West

_______________________________

(1) EVA(registered trademark) is a registered trademark of Stern
Stewart & Co. in the United States of America, France, the
United Kingdom, Canada, Australia and Mexico.

Executive Compensation

     The following sets forth the executive compensation data. All plans under which compensation was granted are the plans of Great Plains Energy.
___________________________________________________________________


Summary Compensation Table

                                      Annual           All Other
                                   Compensation       Compensation
    Name and	                  Salary      Bonus
Principal Position	Year        ($)        ($)       ($)(1)

A. Drue Jennings (2)    2001      175,000         0       56,463
Former Chairman         2000      500,000   263,968       75,568
of the Board            1999      475,000         0       67,867

Bernard J. Beaudoin     2001      400,000         0       36,971
Chairman of the Board   2000      325,000   162,535       33,174
President and Chief     1999      290,000         0       20,894
Executive Officer

Frank L. Branca         2001      200,000         0       26,135
Vice President -        2000      190,000    80,775       21,624
Generation Services -   1999      155,000         0       19,502
KCPL and President
KCPL Power Division

William H. Downey (3)   2001      250,000         0        5,645
Executive Vice          2000      65,000     54,000          698
President GPE and
President KCPL
Delivery Division

Jeanie S. Latz          2001      200,000         0       27,145
Senior Vice President   2000      180,000    83,506       19,121
Corporate Services      1999      152,000         0       17,819
and Secretary

Douglas M. Morgan       2001      190,000         0       20,990
Vice President -        2000      175,000    67,326       18,524
Information Technology  1999      160,000         0       16,828
and Support Services
____________

(1)  For 2001, amounts include:
     - Flex dollars under the Flexible Benefits Plan: Jennings -
       $16,914; Beaudoin - $15,618; Branca - $16,922; Downey - $3,362;
       Latz - $16,092; and Morgan - $15,677.
     - Deferred Flex Dollars: Jennings - $25,738; Beaudoin - $12,509;
       and Downey - $910
     - Above-market interest paid on deferred compensation:
       Jennings - $8,780;
     - Beaudoin - $3,771; Branca - $3,196; Downey - $1,144; and
       Latz - $4,986.
     - Great Plains Energy contribution under the Great Plains Energy Employee Savings Plus Plan: Jennings - $5,031; Beaudoin - $5,073; Branca - $5,261; Downey - $229; Latz - $5,254; and Morgan - $5,313

     - Contribution to Deferred Compensation Plan:  Branca - $756;
       and Latz - $813.
(2)  Mr. Jennings retired from the Company in May 2001.
(3)  Mr. Downey was employed by the Company effective September 25, 2000.
_________________________________________________________________________

Option/Sar Grants In Last Fiscal Year

			         Individual Grants
 		    ----------------------------------------
                     Number
                       of
                     secur-      Percent
                     ities      of Total
                     under-      Options/
                     lying    SARs Granted 			    Grant
                    Options/   To Employees  Exercise		    Date
                       SAR      Employees     or Base		   Present
                     Granted    In Fiscal      Price   Expiration   Value
      Name             (#)         Year	      ($/sh)	  Date	    $(1)
-------------------  --------  ------------  --------  ----------  --------

Bernard J. Beaudoin    55,000      28%        $25.55    2/6/2011   $208,441
Frank L. Branca         6,000       3%        $25.55    2/6/2011   $ 22,739
William H. Downey      20,000      10%        $25.55    2/6/2011   $ 75,797
Jeanie S. Latz         13,000       7%        $25.55    2/6/2011   $ 49,268
Douglas M. Morgan       6,000       3%        $25.55    2/6/2011   $ 22,739


(1) The grant date valuation was calculated by using the binomial option pricing formula, a derivative of the Black-Scholes model. The underlying assumptions used to determine the present value of the option were as follows:


	 Annualized stock volatility:                      .25879
	 Time of exercise (option term):                 10 years
	 Risk free interest rate:                           5.53%
	 Stock price at grant:                             $25.55
	 Exercise price:                                   $25.55
	 Average dividend yield:                            6.37%

___________________________________________________________________

Aggregated Option/Sar Exercises In The Last Fiscal Year and Fiscal Year-End Option/Sar Values

							  Value of
				       Number of         Unexercised
				      Unexercised          In-the-
			                Options/        Money Options/
	          Shares             SARs at Fiscal     SARs at Fiscal
		  Acquired             Year-End(#)       Year End ($)
		    on      Value   ----------------- ------------------
		 Exercise  Realized Exercis-  Unexer- Exercis-  Unexer-
    Name           (#)(1)   ($)(1)    able    cisable  able     cisable
---------------  --------- -------- --------  ------- -------- --------
Frank L. Branca	  31,165   $365,439  11,000    6,000  $19,731   $-2,100

(1)Includes dividends that accrued on options and were reinvested.
___________________________________________________________________

Long-Term Incentive Plans - Awards In Last Fiscal Year

		        Number of Shares,   Performance or Other
                              Units                Period
                        or Other Rights    Until Maturation or
       Name                      (#)                 Payout
-------------------     ----------------   ---------------------
Bernard J. Beaudoin        40,000 shares     4 years ending 2004
Frank L. Branca            10,000 shares     4 years ending 2004
William H. Downey          15,000 shares     4 years ending 2004
Jeanie S. Latz             10,000 shares     4 years ending 2004
Douglas M. Morgan           5,000 shares     4 years ending 2004

(1)The awards of performance shares are subject to the achievements of a four-year EVAr target and certain individual performance goals for each officer during the four-year period. Performance share awards are credited to a performance share account maintained for each participant. If at the end of the four year period the goals have been achieved and the EVAr target has been met, a participant will receive one share of common stock for each performance share received.
___________________________________________________________________


Pension Plans

The Company has a non-contributory pension plan (the "Great Plains Energy Pension Plan") for its management employees providing for benefits upon retirement, normally at age 65. In addition, an unfunded deferred compensation plan provides a supplemental retirement benefit for executive officers. The following table shows examples of single life option pension benefits (including unfunded supplemental retirement benefits) payable upon retirement at age 65 to the named executive officers:

    Average Annual                 Annual Pension for
    Base Salary for               Years of Service Indicated
        Highest        ------------------------------------------
       36 Months	  15         20		 25    30 or more
    ---------------    -------    -------     -------    --------
        150,000         45,000     60,000      75,000     90,000
        200,000         60,000     80,000     100,000    120,000
        250,000         75,000    100,000     125,000    150,000
        300,000         90,000    120,000     150,000    180,000
        350,000        105,000    140,000     175,000    210,000
        400,000        120,000    160,000     200,000    240,000
        450,000        135,000    180,000     225,000    270,000
        500,000        150,000    200,000     250,000    300,000

Each eligible employee with 30 or more years of credited service, or whose age and years of service add up to 85, is entitled to a total monthly annuity equal to 50% of their average base monthly salary for the period of 36 consecutive months in which their earnings were highest. The monthly annuity will be proportionately reduced if their years of credited service are less than 30. The compensation covered by the Great Plains Energy Pension Plan -- base monthly salary -- excludes any bonuses and other compensation. The Great Plains Energy Pension Plan provides that pension amounts are not reduced by Social Security benefits. The estimated credited years of service for the named executive officers in the Summary Compensation table are as follows:

                                        Credited
                                        Years of
                   Officer               Service
	       -------------------      --------
               Bernard J. Beaudoin      21 years
               Frank L. Branca          30 years
               William H. Downey        8 months
               Jeanie S. Latz           20 years
               Douglas M. Morgan        23years


Eligibility for supplemental retirement benefits is limited to officers selected by the Compensation Committee of the Board; all the named executive officers are participants. The annual target retirement benefit payable at the normal retirement date is equal to 2% of highest average earnings, as defined, for each year of credited service up to 30 (maximum of 60% of highest average earnings). The actual retirement benefit paid equals the target retirement benefit less retirement benefits payable under the management pension plan. A liability accrues each year to cover the estimated cost of future supplemental benefits.

The Internal Revenue Code imposes certain limitations on pensions that may be paid under tax qualified pension plans. In addition to the supplemental retirement benefits, the amount by which pension benefits exceed the limitations will be paid outside the qualified plan and accounted for by Great Plains Energy as an operating expense.

___________________________________________________________________


Great Plains Energy Severance Agreements

The Company has severance agreements ("Great Plains Energy Severance Agreements") with certain of its senior executive officers, including the named executives, to ensure their continued service and dedication to the Company and their objectivity in considering on behalf of the Company any transaction which would change the control of Great Plains Energy. Under the Great Plains Energy Severance Agreements, a senior executive officer would be entitled to receive a lump-sum cash payment and certain insurance benefits during the three-year period after a Change in Control, (or, if later, the three-year period following the consummation of a transaction approved by Great Plains Energy's Shareholders constituting a Change in Control) if the officer's employment was terminated by:

  - the Company other than for cause or upon death or disability;
  - the senior executive officer for "Good Reason" (as defined in the Great Plains Energy Severance Agreements); and
  - the senior executive officer for any reason during a 30-day period commencing one year after the Change in Control or, if later, commencing one year following consummation of a transaction approved by Great Plains Energy's shareholders constituting a change in control (a "Qualifying Termination").

     A Change in Control is defined as:

  - an acquisition by a person or group of 20% or more of the Great Plains Energy common stock (other than an acquisition from or by Great Plains Energy or by a Great
     Plains Energy benefit plan);
  -  a change in a majority of the Board; and

  - approval by the shareholders of a reorganization, merger or consolidation (unless shareholders receive 60% or more of the stock of the surviving Company) or a liquidation, dissolution or sale of substantially all of Great Plains Energy's assets.

Upon a Qualifying Termination, Great Plains Energy must make a lump-sum cash payment to the senior executive officer of:

  - the officer's base salary through the date of termination;
  - a pro-rated bonus based upon the average of the bonuses paid to the officer for the last five fiscal years;
  -  any accrued vacation pay;
  - two or three times the officer's highest base salary during the prior 12 months;
  - two or three times the average of the bonuses paid to the officer for the last five fiscal years;
  - the actuarial equivalent of the excess of the officer's accrued pension benefits including supplemental retirement benefits computed without reduction for early retirement and including two or three additional years of benefit accrual service, over the officer's vested accrued pension benefits; and
  - the value of any unvested contributions for the benefit of the officer under the Great Plains Energy Employee Savings Plus Plan.

In addition, Great Plains Energy must offer health, disability and life insurance plan coverage to the officer and his dependents on the same terms and conditions that existed immediately prior to the Qualifying Termination for two or three years, or, if earlier, until the senior executive officer is covered by equivalent plan benefits. Great Plains Energy must make certain "gross-up" payments regarding tax obligations relating to payments under the Great Plains Energy Severance Agreements as well as provide reimbursement of certain expenses relating to possible disputes that might arise.

Payments and other benefits under the Great Plains Energy Severance Agreements are in addition to balances due under the Great Plains Energy Long- and Short-Term Incentive Plan. Upon a Change in Control (as defined in the Great Plains Energy Long-Term Incentive
Plan), all stock options granted in tandem with limited stock appreciation rights will be automatically exercised.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Great Plains Energy is the sole shareholder of KCP&L.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 6th day of March, 2002.

                               KANSAS CITY POWER & LIGHT COMPANY

                               By   /s/Bernard J. Beaudoin
                                    Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature			 Title                     Date
---------                        -----                     ----
/s/Bernard J. Beaudoin	Chairman of the Board,    )
(Bernard J. Beaudoin)	President and Chief       )
			Executive Officer         )
			(Principal Executive      )
			Officer)                  )
			                          )
/s/Andrea F. Bielsker	Vice President - Finance  )
(Andrea F. Bielsker)	Chief Financial Officer   )
			and Treasurer             )
			(Principal Financial 	  )
			Officer)                  )
			                          )
/s/Neil Roadman		Controller                )
(Neil Roadman)		(Principal Accounting     )
			Officer)                  )
						  )
David L. Bodde*		Director		  ) March 6, 2002
						  )
Mark A. Ernst*		Director		  )
						  )
William K. Hall*	Director		  )
						  )
Luis A. Jimenez*	Director		  )
						  )
William C. Nelson*	Director		  )
						  )
Linda Hood Talbott*	Director		  )
						  )
Robert H. West*		Director		  )

*By  /s/Bernard J. Beaudoin
     (Bernard J. Beaudoin)
     Attorney-in-Fact*
