Form 10-Q
period 2005-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2005-08-08
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556-2200 www.greatplainsenergy.com	43-1916803
1-707	KANSAS CITY POWER & LIGHT COMPANY (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556-2200 www.kcpl.com	44-0308720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Great Plains Energy Incorporated  Yes  X    No  _       Kansas City Power & Light Company  Yes  _    No  X

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated  Yes  X    No  _       Kansas City Power & Light Company  Yes  _    No  X

As of August 1, 2005, the number of shares outstanding of (i) Great Plains Energy’s common stock was 74,645,747 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

Great Plains Energy Incorporated and Kansas City Power & Light Company separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the companies’ 2004 Form 10-K.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

  future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets market perception of the energy industry and the Company
  changes in business strategy, operations or development plans effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the Public Utility Holding Company Act of 1935 adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company's pension plan assets and costs credit ratings
  inflation rates
  effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments impact of terrorist acts
  increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors ability to carry out marketing and sales plans
  weather conditions including weather-related damage
  cost, availability, quality and deliverability of fuel
  ability to achieve generation planning goals and the occurrence of unplanned generation outages delays in the anticipated in-service dates of additional generating capacity nuclear operations
  ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
35 Act	Public Utility Holding Company Act of 1935, as amended
CAIR	Clean Air Interstate Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities, a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GPP	Great Plains Power Incorporated, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide

Abbreviation or Acronym	Definition
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income
PJM	PJM Interconnection
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I - FINANCIAL INFORMATION Item 1. Consolidated Financial Statements
GREAT PLAINS ENERGY Consolidated Balance Sheets (Unaudited)
	June 30 2005	December 31 2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$76,543	$127,129
Restricted cash	-	7,700
Receivables, net	343,847	247,184
Fuel inventories, at average cost	23,365	21,121
Materials and supplies, at average cost	55,532	54,432
Deferred income taxes	-	13,065
Assets of discontinued operations	2,677	749
Derivative instruments	24,056	6,372
Other	23,124	14,485

Total	549,144	492,237

Nonutility Property and Investments
Affordable housing limited partnerships	30,388	41,317
Nuclear decommissioning trust fund	88,024	84,148
Other	32,936	32,739

Total	151,348	158,204

Utility Plant, at Original Cost
Electric	4,890,589	4,841,355
Less-accumulated depreciation	2,253,964	2,196,835

Net utility plant in service	2,636,625	2,644,520
Construction work in progress	59,244	53,821
Nuclear fuel, net of amortization of $107,284 and $127,631	31,873	36,109

Total	2,727,742	2,734,450

Deferred Charges and Other Assets
Regulatory assets	141,231	144,345
Prepaid pension costs	103,936	119,811
Goodwill	87,624	86,767
Other	69,920	63,087

Total	402,711	414,010

Total	$3,830,945	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Balance Sheets (Unaudited)
	June 30 2005	December 31 2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$16,000	$20,000
Commercial paper	173,775	-
Current maturities of long-term debt	251,607	253,230
EIRR bonds classified as current	85,922	85,922
Accounts payable	230,585	199,952
Accrued taxes	57,026	46,993
Accrued interest	11,317	11,598
Accrued payroll and vacations	25,654	32,462
Accrued refueling outage costs	2,240	13,180
Supplier collateral	-	7,700
Liabilities of discontinued operations	6,390	2,129
Other	26,411	24,931

Total	886,927	698,097

Deferred Credits and Other Liabilities
Deferred income taxes	628,310	632,160
Deferred investment tax credits	31,643	33,587
Asset retirement obligations	115,347	113,674
Pension liability	96,873	95,805
Other	88,084	88,524

Total	960,257	963,750

Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,671,646 and 74,394,423 shares issued, stated value	773,823	765,482
Unearned compensation	(2,890)	(1,393)
Capital stock premium and expense	(31,407)	(32,112)
Retained earnings	430,905	451,491
Treasury stock-32,084 and 28,488 shares, at cost	(965)	(856)
Accumulated other comprehensive loss	(33,708)	(41,018)

Total	1,135,758	1,141,594
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 8)	809,003	956,460

Total	1,983,761	2,137,054

Commitments and Contingencies (Note 11)

Total	$3,830,945	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

Operating Revenues	(thousands)
Electric revenues - KCP&L	$272,083	$274,625	$505,298	$521,160
Electric revenues - Strategic Energy	359,172	338,029	670,488	632,140
Other revenues	466	846	1,049	1,678

Total	631,721	613,500	1,176,835	1,154,978

Operating Expenses
Fuel	44,803	42,256	86,293	82,856
Purchased power - KCP&L	16,797	17,353	28,287	29,820
Purchased power - Strategic Energy	338,836	307,404	616,702	571,758
Other	84,375	77,906	164,270	157,640
Maintenance	20,552	23,559	49,910	44,030
Depreciation and amortization	38,241	37,565	76,103	74,085
General taxes	26,566	25,303	52,422	50,024
Gain on property	(994)	(123)	(1,513)	(158)

Total	569,176	531,223	1,072,474	1,010,055

Operating income	62,545	82,277	104,361	144,923
Non-operating income	9,847	1,557	11,771	2,969
Non-operating expenses	(9,657)	(3,577)	(10,972)	(6,479)
Interest charges	(18,386)	(18,966)	(35,873)	(37,305)

Income from continuing operations before income taxes,
minority interest in subsidiaries and loss from equity
investments	44,349	61,291	69,287	104,108
Income taxes	(9,805)	(19,949)	(15,096)	(32,112)
Minority interest in subsidiaries	(8,693)	410	(7,805)	(435)
Loss from equity investments, net of income taxes	(344)	(306)	(689)	(613)

Income from continuing operations	25,507	41,446	45,697	70,948
Discontinued operations, net of income taxes (Note 7)	(3,606)	159	(3,606)	(2,019)

Net income	21,901	41,605	42,091	68,929
Preferred stock dividend requirements	412	412	823	823

Earnings available for common shareholders	$21,489	$41,193	$41,268	$68,106

Average number of common shares outstanding	74,592	70,193	74,515	69,725
Basic and diluted earnings (loss) per common share
Continuing operations	$0.34	$0.59	$0.60	$1.01
Discontinued operations	(0.05)	-	(0.05)	(0.03)

Basic and diluted earnings per common share	$0.29	$0.59	$0.55	$0.98

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Cash Flows (Unaudited)
Year to Date June 30	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$42,091	$68,929
Less: Discontinued operations, net of income taxes	(3,606)	(2,019)

Income from continuing operations	45,697	70,948
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	76,103	74,085
Amortization of:
Nuclear fuel	5,418	7,075
Other	5,374	4,990
Deferred income taxes, net	6,947	(1,384)
Investment tax credit amortization	(1,944)	(1,992)
Loss from equity investments, net of income taxes	689	613
Gain on property	(1,513)	(158)
Minority interest in subsidiaries	7,805	435
Other operating activities (Note 4)	(81,772)	(15,789)

Net cash from operating activities	62,804	138,823

Cash Flows from Investing Activities
Utility capital expenditures	(224,496)	(103,900)
Allowance for borrowed funds used during construction	(767)	(801)
Purchases of investments	(16,752)	(1,776)
Purchases of nonutility property	(2,886)	(3,254)
Proceeds from sale of assets and investments	16,281	1,872
Purchase of additional indirect interest in Strategic Energy	-	(89,994)
Hawthorn No. 5 partial insurance recovery	10,000	30,810
Hawthorn No. 5 partial litigation settlements	-	813
Other investing activities	(2,269)	(5,160)

Net cash from investing activities	(220,889)	(171,390)

Cash Flows from Financing Activities
Issuance of common stock	5,724	150,000
Issuance of long-term debt	-	163,600
Issuance fees	(8)	(10,158)
Repayment of long-term debt	(2,495)	(4,121)
Net change in short-term borrowings	169,775	(70,000)
Dividends paid	(62,677)	(58,308)
Other financing activities	(2,820)	(3,085)

Net cash from financing activities	107,499	167,928

Net Change in Cash and Cash Equivalents	(50,586)	135,361
Cash and Cash Equivalents from Continuing Operations
at Beginning of Year	127,129	114,227

Cash and Cash Equivalents from Continuing Operations
at End of Year	$76,543	$249,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Common Shareholders' Equity (Unaudited)
Year to Date June 30	2005		2004

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,394,423	$765,482	69,259,203	$611,424
Issuance of common stock	200,848	6,007	5,000,000	150,000
Issuance of restricted common stock	76,375	2,334	-	-

Ending balance	74,671,646	773,823	74,259,203	761,424

Unearned Compensation
Beginning balance		(1,393)		(1,633)
Issuance of restricted common stock		(2,334)		-
Forfeiture of restricted common stock		106		-
Compensation expense recognized		731		228

Ending balance		(2,890)		(1,405)

Capital Stock Premium and Expense
Beginning balance		(32,112)		(7,240)
Issuance of common stock		-		(5,600)
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		-		(19,657)
Other		705		53

Ending balance		(31,407)		(32,444)

Retained Earnings
Beginning balance		451,491		391,750
Net income		42,091		68,929
Loss on reissuance of treasury stock		-		(127)
Dividends:
Common stock		(61,854)		(57,485)
Preferred stock - at required rates		(823)		(823)
Options		-		(69)

Ending balance		430,905		402,175

Treasury Stock
Beginning balance	(28,488)	(856)	(3,265)	(121)
Treasury shares acquired	(3,596)	(109)	(10,183)	(314)
Treasury shares reissued	-	-	13,358	432

Ending balance	(32,084)	(965)	(90)	(3)

Accumulated Other Comprehensive Loss
Beginning balance		(41,018)		(36,886)
Derivative hedging activity, net of tax		7,347		8,064
Minimum pension obligation, net of tax		(37)		-

Ending balance		(33,708)		(28,822)

Total Common Shareholders' Equity		$1,135,758		$1,100,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(thousands)
Net income	$21,901	$41,605	$42,091	$68,929

Other comprehensive income
Gain on derivative hedging instruments	367	8,702	19,223	16,789
Income taxes	(324)	(3,828)	(8,371)	(7,366)

Net gain on derivative hedging instruments	43	4,874	10,852	9,423
Reclassification to expenses, net of tax	(1,420)	(349)	(3,505)	(1,359)

Derivative hedging activity, net of tax	(1,377)	4,525	7,347	8,064

Change in minimum pension obligation	-	-	(60)	-
Income taxes	-	-	23	-

Net change in minimum pension obligation	-	-	(37)	-

Comprehensive income	$20,524	$46,130	$49,401	$76,993

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Balance Sheets (Unaudited)
	June 30 2005	December 31 2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$651	$51,619
Receivables, net	141,510	63,366
Fuel inventories, at average cost	23,365	21,121
Materials and supplies, at average cost	55,532	54,432
Deferred income taxes	8,094	12,818
Prepaid expenses	11,237	12,511
Derivative instruments	599	363

Total	240,988	216,230

Nonutility Property and Investments
Nuclear decommissioning trust fund	88,024	84,148
Other	21,139	20,576

Total	109,163	104,724

Utility Plant, at Original Cost
Electric	4,890,589	4,841,355
Less-accumulated depreciation	2,253,964	2,196,835

Net utility plant in service	2,636,625	2,644,520
Construction work in progress	59,244	53,821
Nuclear fuel, net of amortization of $107,284 and $127,631	31,873	36,109

Total	2,727,742	2,734,450

Deferred Charges and Other Assets
Regulatory assets	141,231	144,345
Prepaid pension costs	103,062	116,024
Other	26,136	21,621

Total	270,429	281,990

Total	$3,348,322	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Balance Sheets (Unaudited)
	June 30 2005	December 31 2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$349	$24
Commercial paper	173,775	-
Current maturities of long-term debt	250,000	250,000
EIRR bonds classified as current	85,922	85,922
Accounts payable	88,227	84,105
Accrued taxes	58,502	34,497
Accrued interest	9,482	9,800
Accrued payroll and vacations	19,246	22,870
Accrued refueling outage costs	2,240	13,180
Other	10,372	8,327

Total	698,115	508,725

Deferred Credits and Other Liabilities
Deferred income taxes	641,693	654,055
Deferred investment tax credits	31,643	33,587
Asset retirement obligations	115,347	113,674
Pension liability	91,333	90,491
Other	50,708	46,933

Total	930,724	938,740

Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	887,041
Retained earnings	230,482	252,893
Accumulated other comprehensive loss	(41,785)	(40,334)

Total	1,075,738	1,099,600
Long-term debt (Note 8)	643,745	790,329

Total	1,719,483	1,889,929

Commitments and Contingencies (Note 11)

Total	$3,348,322	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Income (Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

Operating Revenues	(thousands)
Electric revenues	$272,083	$274,625	$505,298	$521,160
Other revenues	-	413	113	854

Total	272,083	275,038	505,411	522,014

Operating Expenses
Fuel	44,803	42,256	86,293	82,856
Purchased power	16,797	17,353	28,287	29,820
Other	68,863	63,000	134,826	126,953
Maintenance	20,540	23,547	49,886	44,013
Depreciation and amortization	36,665	36,382	73,060	72,326
General taxes	25,454	24,303	50,009	48,218
(Gain) Loss on property	3	(123)	(513)	(158)

Total	213,125	206,718	421,848	404,028

Operating income	58,958	68,320	83,563	117,986
Non-operating income	9,346	1,274	10,843	2,464
Non-operating expenses	(627)	(2,082)	(1,780)	(3,628)
Interest charges	(15,482)	(17,164)	(30,101)	(34,388)

Income before income taxes and minority interest
in subsidiaries	52,195	50,348	62,525	82,434
Income taxes	(14,466)	(19,294)	(15,431)	(31,443)
Minority interest in subsidiaries	(8,693)	1,278	(7,805)	2,521

Net income	$29,036	$32,332	$39,289	$53,512

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Cash Flows (Unaudited)
Year to Date June 30	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$39,289	$53,512
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	73,060	72,326
Amortization of:
Nuclear fuel	5,418	7,075
Other	3,900	3,842
Deferred income taxes, net	(3,334)	979
Investment tax credit amortization	(1,944)	(1,992)
Gain on property	(513)	(158)
Minority interest in subsidiaries	7,805	(2,521)
Other operating activities (Note 4)	(66,280)	6,613

Net cash from operating activities	57,401	139,676

Cash Flows from Investing Activities
Utility capital expenditures	(226,247)	(103,900)
Allowance for borrowed funds used during construction	(767)	(801)
Purchases of investments	(1,776)	(1,776)
Purchases of nonutility property	(117)	(106)
Proceeds from sale of assets	885	372
Hawthorn No. 5 partial insurance recovery	10,000	30,810
Hawthorn No. 5 partial litigation settlements	-	813
Other investing activities	(2,739)	(5,163)

Net cash from investing activities	(220,761)	(79,751)

Cash Flows from Financing Activities
Net change in short-term borrowings	174,100	787
Dividends paid to Great Plains Energy	(61,700)	(57,743)
Equity contribution from Great Plains Energy	-	150,000
Issuance fees	(8)	-

Net cash from financing activities	112,392	93,044

Net Change in Cash and Cash Equivalents	(50,968)	152,969
Cash and Cash Equivalents at Beginning of Year	51,619	26,520

Cash and Cash Equivalents at End of Period	$651	$179,489

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Common Shareholder's Equity (Unaudited)
Year to Date June 30	2005		2004

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$887,041	1	$662,041
Equity contribution from Great Plains Energy	-	-	-	150,000

Ending balance	1	887,041	1	812,041

Retained Earnings
Beginning balance		252,893		228,761
Net income		39,289		53,512
Dividends:
Common stock held by Great Plains Energy		(61,700)		(57,743)

Ending balance		230,482		224,530

Accumulated Other Comprehensive Loss
Beginning balance		(40,334)		(35,244)
Derivative hedging activity, net of tax		(1,414)		249
Minimum pension obligation, net of tax		(37)		-

Ending balance		(41,785)		(34,995)

Total Common Shareholder's Equity		$1,075,738		$1,001,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(thousands)
Net income	$29,036	$32,332	$39,289	$53,512

Other comprehensive income
Gain (loss) on derivative hedging instruments	(3,589)	3	(2,291)	407
Income taxes	1,378	(1)	880	(158)

Net gain (loss) on derivative hedging instruments	(2,211)	2	(1,411)	249
Reclassification to expenses, net of tax	(3)	-	(3)	-

Derivative hedging activity, net of tax	(2,214)	2	(1,414)	249

Change in minimum pension obligation	-	-	(60)	-
Income taxes	-	-	23	-

Net change in minimum pension obligation	-	-	(37)	-

Comprehensive income	$26,822	$32,334	$37,838	$53,761

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

1. ORGANIZATION

Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (35 Act). Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries.

Great Plains Energy has five direct subsidiaries:

  KCP&L is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L's wholly owned subsidiary, Home Service Solutions Inc. (HSS) sold its wholly owned subsidiary, Worry Free Service, Inc. (Worry Free) in February 2005.
  KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy) and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas). See Note 7 for additional information regarding KLT Gas discontinued operations.
  Great Plains Power Incorporated (GPP) focused on the development of wholesale generation. During the second quarter of 2005, GPP sold to KCP&L, at cost, all capital assets relating to the siting and permitting process for KCP&L's construction of Iatan No. 2. GPP has no further plans for development of wholesale generation at this time.
  Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.'s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy provides competitive electricity supply services in several electricity markets offering retail choice.
  Great Plains Energy Services Incorporated (Services) was formed to provide services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments, KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, and holding company operations.

2. CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $19.5 million and $21.0 million at June 30, 2005, and December 31, 2004, respectively.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier of electricity purchased by Strategic Energy. On a monthly basis, any remittances into the lockboxes in excess of disbursements to the supplier are remitted back to Strategic Energy.

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy had no restricted cash collateral at June 30, 2005. Restricted cash collateral was $7.7 million at December 31, 2004.

3. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended and year to date June 30, 2005 and 2004. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDESSM calculated using the treasury stock method.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

Income	(thousands, except per share amounts)
Income from continuing operations	$25,507	$41,446	$45,697	$70,948
Less: preferred stock dividend requirements	412	412	823	823

Income available to common shareholders	$25,095	$41,034	$44,874	$70,125

Common Shares Outstanding
Average number of common shares outstanding	74,592	70,193	74,515	69,725
Add: effect of dilutive securities	194	82	203	94

Diluted average number of common shares outstanding	74,786	70,275	74,718	69,819

Basic and diluted EPS from continuing operations	$0.34	$0.59	$0.60	$1.01

As of June 30, 2005 and 2004, there were no anti-dilutive shares applicable to stock options, performance shares or restricted stock. As of June 30, 2005 and 2004, 6.5 million FELINE PRIDES had no dilutive effect because the number of common shares to be issued in accordance with the settlement rate, assuming applicable market value equal to the average price during the period, would be equal to the number of shares Great Plains Energy could re-purchase in the market at the average price during the period.

In August 2005, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable September 20, 2005, to shareholders of record as of August 29, 2005. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2005, to shareholders of record as of November 9, 2005.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

Year to Date June 30	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(96,915)	$(37,611)
Fuel inventories	(2,215)	(864)
Materials and supplies	(1,100)	5,028
Accounts payable	30,199	14,749
Accrued taxes	(2,098)	23,051
Accrued interest	(421)	(67)
Wolf Creek refueling outage accrual	(10,940)	5,202
Deposits with suppliers	(10,618)	(19,033)
Pension and postretirement benefit assets and obligations	18,429	10,721
Allowance for equity funds used during construction	(923)	(924)
Other	(5,170)	(16,041)

Total other operating activities	$(81,772)	$(15,789)

Cash paid during the period:
Interest	$37,359	$35,475
Income taxes	$16,129	$23,329

Consolidated KCP&L Other Operating Activities

Year to Date June 30	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(79,799)	$(11,102)
Fuel inventories	(2,215)	(864)
Materials and supplies	(1,100)	5,028
Accounts payable	4,093	(6,655)
Accrued taxes	13,828	10,931
Accrued interest	(318)	184
Wolf Creek refueling outage accrual	(10,940)	5,202
Pension and postretirement benefit assets and obligations	15,290	8,032
Allowance for equity funds used during construction	(923)	(924)
Other	(4,196)	(3,219)

Total other operating activities	$(66,280)	$6,613

Cash paid during the period:
Interest	$29,175	$32,552
Income taxes	$20,564	$34,972

Significant Non-Cash Items
During the first quarter of 2005, HSS completed the sale of Worry Free. As part of the transaction, HSS received cash of $0.3 million and notes receivable totaling $5.2 million, net of a $3.0 million allowance.

The notes receivable had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows with the exception of $0.1 million receipt of payments on the notes during the second quarter of 2005.

5. RECEIVABLES

The Company’s receivables are detailed in the following table.

	June 30 2005	December 31 2004

Consolidated KCP&L	(thousands)
Customer accounts receivable (a) (b)	$112,732	$19,866
Other receivables	30,267	45,222
Allowance for doubtful accounts	(1,489)	(1,722)

Consolidated KCP&L receivables	141,510	63,366
Other Great Plains Energy
Other receivables	207,240	188,499
Allowance for doubtful accounts	(4,903)	(4,681)

Great Plains Energy receivables	$343,847	$247,184

(a) At December 31, 2004, KCP&L's customer accounts receivable were sold to Receivables Company.
(b) Customer accounts receivable included unbilled receivables of $49.2 million and $31.2 million at June 30, 2005 and December 31, 2004, respectively.

KCP&L had a revolving agreement, which expired in January 2005, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sold most of the receivables to outside investors. The expired agreement was structured as a true sale under which the creditors of Receivables Company were entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. Accounts receivable sold under the expired revolving agreement totaled $84.9 million at December 31, 2004. As a result of the sale to outside investors, Receivables Company received up to $70 million in cash, which was forwarded to KCP&L as consideration for its sale. At December 31, 2004, Receivables Company had received $65.0 million in cash.

Information regarding KCP&L’s sale of accounts receivable under the expired agreement is reflected in the following table.

	Three Months Ended June 30	Year to Date June 30
	2004	2005	2004

Gross proceeds on sale of	(thousands)
accounts receivable	$235,002	$46,124	$435,440
Collections	209,601	44,287	418,798
Loss on sale of accounts receivable	864	34	1,276
Late fees	457	112	1,012

Consolidated KCP&L’s other receivables at June 30, 2005 and December 31, 2004, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. The December 31, 2004, balance also included accounts receivable held by Worry Free. Great Plains Energy’s other receivables at June 30, 2005 and December 31, 2004, were primarily the accounts receivable held by Strategic Energy, including unbilled receivables of $101.4 million and $103.0 million, respectively.

In July 2005, KCP&L entered into a new three-year revolving agreement to sell all of its retail electric accounts receivable to Receivables Company, which in turn sold an undivided percentage ownership interest in the accounts receivable to an outside investor. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. As a result of the July 2005 sale to an outside investor, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The new agreement allows for a maximum outstanding principal amount sold to the outside investor of $100 million during the period June 1 through October 31, and $70 million during the period November 1 through May 31 of each year.

6. ACQUIRED INTANGIBLE ASSETS

In May 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic Energy to just under 100%. The acquired share of intangible assets and related liabilities are detailed in the following table.

	June 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets	(millions)
Supply contracts	$26.5	$(13.5)	$26.5	$(7.7)
Customer relationships	17.0	(3.3)	17.0	(1.9)
Asset information systems	1.9	(0.6)	1.9	(0.3)

Total	45.4	(17.4)	45.4	(9.9)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7

Total intangible assets	$46.1	$(17.4)	$46.1	$(9.9)

Amortized related liabilities
Retail contracts	$26.5	$(13.5)	$26.5	$(7.7)

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(millions)
Intangible assets	$3.7	$2.5	$7.5	$2.5
Related liabilities	(2.9)	(1.9)	(5.8)	(1.9)

Net amortization expense	$0.8	$0.6	$1.7	$0.6

	Estimated Amortization Expense

	2005(a)	2006	2007	2008	2009

	(millions)
Intangible assets	$7.5	$10.6	$3.3	$2.8	$2.9
Related liabilities	(5.8)	(7.2)	-	-	-

Net amortization expense	$1.7	$3.4	$3.3	$2.8	$2.9

(a) Amount represents the remaining estimated amortization expense for 2005.

7. KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. Since the approval, the KLT Gas portfolio has been reported as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” During 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio. During the second quarter of 2005, a legal reserve related to these discontinued operations was recorded. See Note 13 for more information. At June 30, 2005, and December 31, 2004, KLT Gas had $2.7 million and $0.7 million of current assets and $6.4 million and $2.1 million of current liabilities recorded in assets and liabilities from discontinued operations, respectively. The following table summarizes the discontinued operations.

Year to Date June 30	2005	2004

	(millions)
Revenues	$-	$1.6

Loss from operations, including impairments,
before income taxes	(6.0)	(3.7)
Income taxes	2.4	1.7

Discontinued operations, net of income taxes	$(3.6)	$(2.0)

The following table summarizes the cash flows from the discontinued operations.

Year to Date June 30	2005	2004

	(millions)
Net cash from operating activities	$(0.7)	$0.4
Net cash from investing activities	0.2	(0.2)

Net change in cash and cash equivalents	(0.5)	0.2
Cash and cash equivalents at beginning of year	0.6	0.2

Cash and cash equivalents at end of year	$0.1	$0.4

8. CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

	Year Due	June 30 2005	December 31 2004

Consolidated KCP&L		(thousands)
General Mortgage Bonds
7.95%*** Medium-Term Notes	2007	$500	$500
2.74%* and 2.26%** EIRR bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(356)	(465)
EIRR bonds
2.29%*** Series A & B	2015	105,958	106,991
2.38%*** Series C	2017	50,000	50,000
2.29%*** Series D	2017	39,797	40,183
2.10%** Combustion Turbine Synthetic Lease		-	145,274
Current liabilities
EIRR bonds classified as current		(85,922)	(85,922)
Current maturities		(250,000)	(250,000)

Total consolidated KCP&L excluding current liabilities		643,745	790,329
Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	163,600
7.71%* and 7.64%** Affordable Housing Notes	2005-2008	3,265	5,761
Current maturities		(1,607)	(3,230)

Total consolidated Great Plains Energy excluding current maturities		$809,003	$956,460

* Weighted-average rate as of June 30, 2005
** Weighted-average rate as of December 31, 2004
*** Weighted-average rate as of June 30, 2005 and December 31, 2004

KCP&L exercised its early termination option in the Combustion Turbine Synthetic Lease and purchased the leased property during the second quarter of 2005. The purchase was funded through the issuance of commercial paper.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(millions)
Consolidated KCP&L	$0.5	$0.5	$1.1	$1.0
Other Great Plains Energy	0.3	0.3	0.4	0.6

Total Great Plains Energy	$0.8	$0.8	$1.5	$1.6

Short-Term Borrowings And Short-Term Bank Lines of Credit
Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2005, the Company was in compliance with this covenant. At June 30, 2005, Great Plains Energy had $16.0 million of outstanding borrowings with an interest rate of 3.98% and had issued letters of credit totaling $6.5 million under the credit facility as credit support for Strategic Energy. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009, to provide support for its issuance of commercial paper and other general purposes. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2005, KCP&L was in compliance with this covenant. At June 30, 2005, KCP&L had $173.8 million of commercial paper outstanding and no borrowings under the facility. The weighted-average interest rate of the commercial paper was 3.33%. At December 31, 2004, KCP&L had no short-term borrowings or commercial paper outstanding.

Strategic Energy has a $125 million revolving credit facility with a group of banks that expires in June 2007. Great Plains Energy has guaranteed $25.0 million of this facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At June 30, 2005, Strategic Energy was in compliance with these covenants. At June 30, 2005, $72.5 million in letters of credit had been issued and there were no borrowings under the agreement. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no borrowings under the agreement.

9. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and Wolf Creek Nuclear Operating Corporation (WCNOC). Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement benefits charged to KCP&L are accrued during an employee’s years of service and recovered through rates.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2005	2004	2005	2004

Components of net periodic benefit cost	(thousands)
Service cost	$4,338	$4,202	$235	$236
Interest cost	7,459	7,569	712	772
Expected return on plan assets	(8,111)	(7,953)	(160)	(167)
Amortization of prior service cost	1,066	1,070	58	59
Recognized net actuarial loss	4,651	1,945	124	184
Transition obligation	14	14	294	294
Net settlements	-	688	-	-

Net periodic benefit cost	$9,417	$7,535	$1,263	$1,378

	Pension Benefits		Other Benefits
Year to Date June 30	2005	2004	2005	2004

Components of net periodic benefit cost	(thousands)
Service cost	$8,647	$8,273	$470	$477
Interest cost	14,880	14,975	1,424	1,544
Expected return on plan assets	(16,192)	(15,777)	(320)	(335)
Amortization of prior service cost	2,132	2,141	116	118
Recognized net actuarial loss	9,286	3,850	248	368
Transition obligation	28	26	588	588
Net settlements	-	866	-	-

Net periodic benefit cost	$18,781	$14,354	$2,526	$2,760

Equity Compensation
The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, compensation expense and accrued dividends related to equity compensation are recognized over the stated vesting period. Forfeitures of equity compensation are recognized when incurred and previously recorded compensation expense related to the forfeited shares is reversed. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. At June 30, 2005, 2.0 million shares remained available for future issuance.

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation Committee of the Company’s Board of Directors. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on company performance over stated vesting periods. Performance shares have a value equal to the fair market value of the shares on the grant date with accruing dividends. Year to date June 30, 2005, performance shares granted totaled 182,130; 17,024 of these shares were forfeited. Additionally, year to date June 30, 2005, 5,690 of the 19,313 granted performance shares outstanding at December 31, 2004, were forfeited. Performance shares granted and outstanding totaled 178,729 at June 30, 2005. For the three months ended and year to date June 30, 2005, the Company recognized compensation expense of $0.4 million and $0.7 million, respectively, for performance shares and reversed an insignificant amount of previously recognized compensation expense related to forfeited shares. There was no compensation expense for performance shares for the same periods of 2004.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the grant date. Restricted stock granted year to date June 30, 2005, totaled 76,375 shares; 3,502 of these shares were forfeited. Restricted stock shares issued in 2005 vest on a graded schedule over a stated period of time with accruing reinvested dividends. For the three months ended and year to date June 30, 2005, the Company recognized compensation expense of $0.4 million and $0.7 million, respectively, for restricted stock and reversed an insignificant amount of previously recognized compensation expense related to forfeited shares. For the same periods in 2004, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively.

Cash-Based Long-Term Incentives
In 2005, Strategic Energy initiated long-term incentives designed to reward officers and key members of management with a cash performance payment for achieving specific performance goals over a stated period of time, commencing January 1, 2005. For the three months ended and year to date June 30, 2005, compensation expense of $0.4 million and $0.8 million, respectively, was recognized for the cash-based incentives.

10. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Pursuant to a service agreement approved by the SEC under the 35 Act, consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost based on payroll and other expenses incurred by Services for the benefit of consolidated KCP&L. These costs totaled $15.5 million and $30.9 million for the three months ended and year to date June 30, 2005, respectively, and $15.3 million and $31.0 million for the same periods in 2004. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At June 30, 2005, and December 31, 2004, consolidated KCP&L had a net intercompany payable to Services of $5.5 million and $9.2 million, respectively. On August 1, 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business, leaving 65 employees at Services.

11. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance
The owners of Wolf Creek, a nuclear generating station, (Owners) maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of, as defined by the Terrorism Risk Insurance Act, terrorism-related losses, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance
Pursuant to the Price-Anderson Act, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by the Nuclear Regulatory Commission (NRC). Under this retrospective assessment program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $10 million ($4.7 million, KCP&L’s 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment also applies in excess of our worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims. If the $10.8 billion liability limitation is insufficient, management believes the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims.

The Energy Policy Act of 2005, which is expected to be signed by President Bush on August 8, 2005, includes the Price-Anderson Amendments Act of 2005. The Price-Anderson Amendments Act of 2005 amends the Price-Anderson Act to increase the annual limit on retrospective assessments from $10 million to $15 million per reactor per incident and reauthorizes the Price-Anderson Act through 2025.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L’s 47% share). NEIL provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. KCP&L’s share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

Accidental Nuclear Outage Insurance
The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total about $26.5 million ($12.4 million, KCP&L’s 47% share) per policy year.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at June 30, 2005, and December 31, 2004.

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission a one-time amount of $145.8 million. At the request of the Commission, WCNOC along with other members of the Compact, filed with the Commission their claims for refund. On August 1, 2005, WCNOC received a refund of $19.6 million ($9.2 million, KCP&L’s 47% share), including pre-judgment interest and attorney’s fees. The Commission continues to explore alternative long-term waste disposal capability and will retain a portion of the settlement, above the amounts refunded, until it determines what role it will take in the development of alternative disposal capability.

Wolf Creek continues to dispose of its low-level radioactive waste at the reopened disposal facility at Barnwell, South Carolina. South Carolina intends to gradually decrease the amount of waste it allows from outside its compact until around 2008 when it intends to no longer accept waste from generators outside its compact. Wolf Creek remains able to dispose of some of its radioactive waste at a facility in Utah. Although management is unable to predict when a permanent disposal facility for Wolf Creek low-level radioactive waste might become available, this issue is not expected to affect continued operation of Wolf Creek.

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on consolidated KCP&L and Great Plains Energy.

Environmental-related legislation is continuously proposed before Congress. Such legislation typically includes various compliance dates and compliance limits. Such legislation could have the potential for a significant financial impact on KCP&L, including the installation of new pollution control equipment to achieve compliance. However, KCP&L would seek recovery of capital costs and expenses for such compliance through rates. KCP&L will continue to monitor proposed legislation.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies; however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At June 30, 2005 and December 31, 2004, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Discussed below are issues that may require material expenditures to comply with environmental laws and regulations. Expenditure estimates provided below include the accelerated environmental upgrade expenditures contemplated in the State of Missouri Public Service Commission (MPSC) and The State

Corporation Commission of the State of Kansas (KCC) agreements discussed in Note 12. KCP&L’s expectation is that any such expenditures will be recovered through rates.

NOx and SO2 Regulations - Clean Air Interstate Rule
In the May 12, 2005, Federal Register, the Environmental Protection Agency (EPA) published the Clean Air Interstate Rule (CAIR), which requires reductions in SO2 and NOx emissions in 28 states including Missouri. This final regulation was effective July 11, 2005.

The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective on January 1, 2015. KCP&L’s coal-fired plants located in Missouri are subject to CAIR, while its coal-fired plants in Kansas are not.

KCP&L will need to incur significant capital costs, purchase power or purchase emission allowances to implement the emission reductions required by CAIR at its Missouri plants. Analysis of the regulations indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for some of KCP&L’s Missouri plants. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations on all existing Missouri plants could range from $470 million to $690 million. The timing of the installation of such control equipment is currently being developed. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated above. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

KCP&L is currently allocated approximately 50,000 tons of SO2 allowances per year to support its emissions of approximately 50,000 tons per year. KCP&L has accumulated over 190,000 tons of allocated SO2 allowances. KCP&L is permitted to sell excess SO2 allowances in accordance with KCP&L’s comprehensive energy plan as approved by the MPSC and KCC. See Note 12 for more information.

In the July 6, 2005, Federal Register, the EPA published regulations on best available retrofit technology (BART) that amended its July 1999 regional haze regulations regarding emission controls for industrial facilities emitting air pollutants that reduce visibility. The BART regulations apply to KCP&L’s coal-fired plants and are effective September 6, 2005. The BART requirement directs state air quality agencies to identify whether emissions from sources subject to BART are below limits set by the state, or whether retrofit measures are needed to reduce the emissions below those limits. Based on the results of the state air quality studies, it is anticipated that KCP&L could substantially achieve compliance at its Missouri plants by making capital expenditures to comply with CAIR. Additional capital expenditures to comply with the regulations at KCP&L’s Kansas plants could range from $220 million to $360 million.

Mercury Emissions
In July 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions from man-made sources. In the March 29, 2005, Federal Register, the EPA reversed its December 2000 finding that it was “appropriate and necessary” to regulate fossil fuel-fired power plants under section 112 of the Clean Air Act, concluding that the earlier finding lacked foundation and that recent information demonstrates that it is not appropriate or necessary to regulate fossil fuel-fired power plants under section 112. The EPA therefore removed coal- and oil-fired power plants from the section 112(c) list. Under section 112 of the Clean Air Act, the EPA would have been required to issue Maximum Available Control Technology standards for affected facilities and would have been prohibited from using cap and trade provisions for achieving compliance.

In the May 12, 2005, Federal Register, the EPA published the Clean Air Mercury Rule, which regulates mercury emissions from coal-fired power plants located in 48 states including Kansas and Missouri under the New Source Performance Standards (NSPS) of the Clean Air Act. This final regulation was effective July 18, 2005. This final rule establishes a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and establishes a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. The first phase cap is anticipated to be met by KCP&L taking advantage of mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and establishes a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, this final rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.

Facilities will demonstrate compliance with the standard by holding one allowance for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap and trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Therefore, capital expenditures may be required in the 2016-2018 timeframe to install additional mercury pollution control equipment. If KCP&L were required to install mercury control equipment on all of its coal-fired power plants, it is anticipated that chemical injection would provide the required control. The incremental projected cost to KCP&L, above the costs to comply with CAIR and BART, for mercury control ranges from $10 million to $20 million. KCP&L is a participant in the Department of Energy (DOE) project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub bituminous coal.

The EPA’s actions to de-list mercury under section 112 of the Clean Air Act and sign the Clean Air Mercury Rule remain controversial and subject to challenge.

Carbon Dioxide
At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the U.S., agreed to a treaty (Kyoto Protocol) that would require a 7% reduction in U.S. CO2 emissions below 1990 levels, a nearly 30% cut from current levels. On March 28, 2001, the Bush administration announced it will not negotiate implementation of the Kyoto Protocol and it will not send the Kyoto Protocol to the U.S. Senate for ratification.

On February 14, 2002, President Bush unveiled his Clear Skies Initiative, which included a climate change policy. The climate change policy is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration’s strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% over the next 10 years. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. would lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

On December 19, 2002, Great Plains Energy joined the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. On January 17, 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity) by the equivalent of 3% to 5% of the current level. On December 13, 2004, Power Partners entered into a cooperative umbrella MOU with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated over the next decade consistent with the EEI commitment of 3% to 5%.

Air Particulate Matter and Ozone
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in Federal court. However, the courts ultimately denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new eight-hour ozone and PM-2.5 National Ambient Air Quality Standards (NAAQS). On December 17, 2004, the EPA designated the Kansas City area as attainment with respect to the PM-2.5 NAAQS. In the May 3, 2005, Federal Register, the EPA published a final rule that designated Jackson, Platte, Clay and Cass counties in Missouri and Johnson, Linn, Miami and Wyandotte counties in Kansas as attainment with respect to the eight-hour ozone NAAQS effective June 2, 2005.

Water Use Regulations
On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. The final rule was published in the July 9, 2004, Federal Register with an effective date of September 7, 2004. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. KCP&L plans to complete the comprehensive demonstration studies by the end of 2006 at an expected cost of $0.3 million to $0.5 million per facility. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with the final rule is expected to be achieved between 2011 and 2014. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

Energy Policy Act of 2005
In July 2005, Congress passed the Energy Policy Act of 2005, which is expected to be signed by President Bush on August 8, 2005. The Energy Policy Act of 2005 repeals, effective six months after enactment, the 35 Act, which currently places certain limitations and approval requirements on registered public utility holding company systems with respect to matters such as aquisitions, business combinations and activities, securities and affiliate transactions, and provides certain utility consumer protection authority to the Federal Energy Regulatory Commission (FERC) and the states. Among other things, the Energy Policy Act of 2005 also revises the Public Utility Regulatory Policy Act (PURPA) to eliminate mandatory power purchase obligations; requires FERC to provide transmission investment incentives; accelerates depreciation on transmission lines and pollution control equipment; provides for the extension of tax credits for wind energy generation; requires large municipals and cooperatives to provide open transmission access; and authorizes the creation of an Electric Reliability Organization to establish and enforce mandatory reliability standards subject to FERC oversight. Management has not yet fully determined its impact on Great Plains Energy and consolidated KCP&L.

Pennsylvania Gross Receipts Tax Contingency
In January 2005, Strategic Energy was advised by the Pennsylvania Department of Revenue of a potential tax deficiency relating to state gross receipts tax on Strategic Energy’s Provider of Last Resort (POLR) revenues from 2000 to 2002. During the first quarter of 2005, Strategic Energy reached a final settlement with the State of Pennsylvania for all three years with no deficiency related to the POLR revenues.

Income Tax Contingencies
Management evaluates and records contingent tax liabilities based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At June 30, 2005, and December 31, 2004, the Company had $13.5 million and $13.4 million, respectively, of liabilities for contingencies related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $3.6 million and $3.7 million at June 30, 2005, and December 31, 2004, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns, but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the Company will reverse these tax provisions to income. If the positions are not ultimately sustained, the Company may be required to make cash payments plus interest and/or utilize the Company’s federal and state credit carryforwards.

12. REGULATORY MATTERS

Executing On Strategic Intent
KCP&L has continued to make progress in implementing its comprehensive energy plan during 2005. Early in the third quarter of 2005, KCP&L received approvals from the MPSC and KCC on its previously filed agreements regarding its comprehensive energy plan. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions. The following are brief descriptions of the major provisions of the approved agreements.

  KCP&L will make energy infrastructure investments as summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$776
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b)		$1,274

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $60 million of investments related to a railroad bridge, a substation and transmission lines. Wind generation includes approximately $2 million of transmission and distribution investment. A decision regarding recovery of costs in Kansas related to the railroad bridge is deferred to future rate cases, which reduces the total to $1,231 million in the Kansas agreement.

  KCP&L's current rates will remain in place until 2007, unless significant events impact KCP&L. The first rate case will be filed in 2006, with any rate adjustments going into effect in 2007. The last rate case defined in the agreements is expected to be filed in 2009, with rates effective near the time Iatan No. 2 is placed in service. Two additional rate cases could be filed in 2007 and 2008 at KCP&L's discretion.

  The Kansas agreement allows KCP&L to recover, on a dollar-for-dollar basis with no profit to the company, actual fuel and purchased power expense incurred through an energy cost adjustment that would take effect for Kansas in 2007. Similarly, an interim energy charge, based on forecasted costs and subject to customer refund, would take effect for Missouri customers in 2007.

  KCP&L may sell SO2 emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time.

  KCP&L's annual pension costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate.

  The depreciable life of Wolf Creek Generating Station for Missouri regulatory purposes will be increased from 40 to 60 years. The Missouri agreement calls for $10.3 million, on an annual jurisdictional basis, of additional amortization expense to be recorded upon the effective date of the agreement to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life.

  The agreements are intended to provide KCP&L with regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and an opportunity to maintain targeted credit ratios over the five-year term of the agreements.

The agreements provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25% - 35%
New equity financing	20% - 30%
Debt financing	20% - 30%
2007 equity from 2004 FELINE PRIDES	13%
Internal funds and other	5% - 10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including, but not limited to, the results of the rate proceedings and market conditions.

Southwest Power Pool Regional Transmission Organization
Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the MPSC and KCC during the third quarter of 2005. A cost/benefit analysis was conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and the final report was issued April 25, 2005. The analysis indicates the implementation of an energy imbalance market within the SPP would provide net benefits of approximately $373 million over a 10-year period to the transmission-owning members of the SPP RTO; however, there was no significant documented impact for KCP&L over the 10-year period. During June 2005, SPP filed its plans for the energy imbalance market with FERC. It is currently anticipated that the SPP energy imbalance market will start on May 1, 2006.

FERC Market Power Inquiry
KCP&L is authorized by FERC to sell wholesale power at market-based rates. As a condition of that authority, KCP&L must submit to FERC an updated market power analysis every three years. KCP&L submitted its most recent update in 2004. In December 2004, FERC issued an order finding that KCP&L potentially has generation market power in its own control area and the control area of the Kansas City, Kansas Board of Public Utilities (KCBPU). With respect to those control areas, FERC instructed KCP&L (i) to submit a delivered price test (DPT) analysis demonstrating that KCP&L does not possess generation market power; (ii) propose generation market power mitigation measures; or (iii) accept FERC’s default cost-based rates for wholesale power sales or propose alternate cost-based rates (with cost support for such rates).

In February 2005, KCP&L submitted a DPT analysis demonstrating that, if KCP&L’s native load obligations are considered, KCP&L does not possess market power in its control area or the control area of KCBPU. KCBPU subsequently submitted comments to FERC contesting KCP&L’s DPT analysis to which KCP&L has responded to FERC with expert testimony refuting KCBPU’s comments and reiterating that KCP&L’s submitted DPT analysis demonstrates that KCP&L does not have generation market power in KCBPU’s control area. KCP&L anticipates that FERC will issue its final determination in this proceeding by September 2005.

FERC explained in its December 2004 Order that all market-based, wholesale sales into KCP&L’s control area and KCBPU’s control area that occur between March 7, 2005, and the date FERC issues a final order concerning KCP&L’s alleged market power are subject to refund if FERC ultimately concludes that KCP&L possesses market power. Any such refund would be based on the difference between wholesale sales at KCP&L’s market-based rates and sales at FERC-determined cost-based rates. In addition, any such FERC determination would require that any wholesale sales made by KCP&L within those control areas in the future be made at cost-based rates. This restriction with regard to future wholesale sales would continue at least until the time required for FERC to determine that the SPP market satisfies FERC’s market power concerns. The implementation of the SPP market is currently anticipated to occur in May 2006.

KCP&L makes very few market-based, wholesale sales to customers with loads that sink within KCP&L’s or KCBPU’s control areas. Therefore, even if FERC determines that KCP&L has market power, and imposes the refund obligation and restriction on future wholesale sales described above, the financial impact on KCP&L would not be material. However, it is possible that FERC could define sales within KCP&L’s control area more broadly to include wholesale sales to customers with loads that sink outside KCP&L’s control area, but where such customers choose to take delivery of the energy at a bus within KCP&L’s control area. Although KCP&L would vigorously contest such a definition, the estimated refunds to customers or loss of revenue to KCP&L in that instance, absent mitigation, could be as high as approximately $30 million through the end of 2005, which reflects current projections of prices and MWh sales. Management does not consider this to be a probable outcome.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection (PJM) and the Midwest Independent Transmission System Operator, Inc. (MISO) during a sixteen-month transition period from December 1, 2004 through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone will be allocated a portion of the SECA based on transmission services provided to that zone during 2002 and 2003. There are several unresolved matters and legal challenges to the SECA that are pending before FERC on rehearing.

In the second quarter of 2005, PJM and MISO began invoicing Strategic Energy for these charges, based on allocations in compliance filings made by transmission owners and accepted by FERC, subject to refund and adjustment. Strategic Energy recorded purchased power expenses totaling $7.2 million in the second quarter of 2005 for these charges covering billings for the transition period through June 30, 2005. The compliance filings allocate approximately $1 million of charges per month, through March 2006. Management is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

Management believes that a number of issues exist related to the SECA allocations. FERC established a schedule for resolution of certain SECA issues, including the issue of shifting SECA allocations to the shipper. The shipper in Strategic Energy’s situation is the wholesale supplier, which, through a contract with Strategic Energy, delivered power to various zones in which Strategic Energy was supplying retail customers. In most instances, the shipper was the purchaser of through and out transmission service and therefore included the cost of the through and out rate in its energy price. Management believes, but cannot assure, that Strategic Energy should not ultimately be responsible for the current level of SECA charges.

13. LEGAL PROCEEDINGS

Strategic Energy
On March 23, 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings, L.L.C. (SE Holdings) and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings. In 2001, Mr. Haberstroh’s employment was terminated and SE Holdings redeemed his equity interest. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation and associated distributions (his equity interest in SE Holdings).

Strategic Energy has filed a counterclaim against Mr. Haberstroh for breach of contract. SE Holdings, and its direct and indirect owners, have agreed to indemnify Strategic Energy and IEC against any judgment or settlement of Mr. Haberstroh’s claim that relates to his alleged equity interest in SE Holdings, up to approximately $8 million plus any dividends or interest received in relation to his alleged interest.

KLT Gas
On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to the October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts totals approximately $5.9 million for KLT Gas’ share, including interest. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. On August 17, 2004, KLT Gas submitted its notice of defense generally asserting that there is no contractual basis or implied duty for reimbursement or contribution regarding the settlements and there is no contractual basis for reimbursement or contribution regarding the Texas Railroad Commission proceedings. KLT Gas also asserted counterclaims based upon misrepresentations and promissory estoppel, gross negligence in imprudent operations, full accounting under the JOA and offset. The parties completed arbitration during the second quarter of 2005 and the arbitrators’ ruling is expected in August 2005. In the second quarter of 2005, KLT Gas recorded a legal reserve related to these matters, which are reported as discontinued operations.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants have settled with KCP&L. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

KLT Telecom
On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. DTI Holdings and its two subsidiaries are collectively called “DTI.” In 2003, the Bankruptcy Court confirmed the plan of reorganization for these three companies.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted

Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings had been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option and seeks damages of at least $15 million plus statutory interest. In April 2005, summary judgment in the Weinstein litigation was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process.

14. ASSET RETIREMENT OBLIGATIONS

In March 2005, Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Great Plains Energy and consolidated KCP&L are required to adopt the provisions of FIN No. 47 by December 31, 2005, although earlier adoption is permitted. Management is currently evaluating the impact of FIN No. 47, and has not yet determined the impact on Great Plains Energy and consolidated KCP&L’s consolidated financial statements.

15. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers; and Strategic Energy, a competitive electricity supplier, which operates in several electricity markets offering retail choice. Other includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended June 30, 2005	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$272.1	$359.6	$-	$631.7
Depreciation and amortization	(36.7)	(1.5)	-	(38.2)
Interest charges	(15.5)	(0.7)	(2.2)	(18.4)
Income taxes	(14.5)	(3.0)	7.7	(9.8)
Loss from equity investments	-	-	(0.4)	(0.4)
Discontinued operations	-	-	(3.6)	(3.6)
Net income (loss)	29.1	3.7	(10.9)	21.9

Three Months Ended June 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$274.7	$338.5	$0.3	$613.5
Depreciation and amortization	(36.1)	(1.2)	(0.3)	(37.6)
Interest charges	(17.0)	(0.2)	(1.8)	(19.0)
Income taxes	(19.6)	(7.1)	6.8	(19.9)
Loss from equity investments	-	-	(0.3)	(0.3)
Discontinued operations	-	-	0.2	0.2
Net income (loss)	32.6	9.3	(0.3)	41.6

Year to Date June 30, 2005	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$505.3	$671.4	$0.1	$1,176.8
Depreciation and amortization	(73.0)	(3.0)	(0.1)	(76.1)
Interest charges	(30.1)	(1.5)	(4.3)	(35.9)
Income taxes	(16.0)	(11.5)	12.4	(15.1)
Loss from equity investments	-	-	(0.7)	(0.7)
Discontinued operations	-	-	(3.6)	(3.6)
Net income (loss)	39.9	16.5	(14.3)	42.1

Year to Date June 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$521.2	$633.0	$0.8	$1,155.0
Depreciation and amortization	(71.8)	(1.8)	(0.5)	(74.1)
Interest charges	(34.1)	0.3	(3.5)	(37.3)
Income taxes	(31.9)	(14.3)	14.1	(32.1)
Loss from equity investments	-	-	(0.6)	(0.6)
Discontinued operations	-	-	(2.0)	(2.0)
Net income (loss)	54.2	18.6	(3.9)	68.9

	KCP&L	Strategic Energy	Other	Great Plains Energy

June 30, 2005	(millions)
Assets	$3,343.9	$446.0	$41.0	$3,830.9
Capital expenditures (a)	226.4	2.7	(1.7)	227.4

December 31, 2004
Assets	$3,330.2	$407.7	$61.0	$3,798.9
Capital expenditures (a)	190.8	2.6	3.3	196.7

(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

Three Months Ended June 30, 2005	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$272.1	$-	$272.1
Depreciation and amortization	(36.7)	-	(36.7)
Interest charges	(15.5)	-	(15.5)
Income taxes	(14.5)	-	(14.5)
Net income (loss)	29.1	(0.1)	29.0

Three Months Ended June 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$274.7	$0.3	$275.0
Depreciation and amortization	(36.1)	(0.3)	(36.4)
Interest charges	(17.0)	(0.2)	(17.2)
Income taxes	(19.6)	0.3	(19.3)
Net income (loss)	32.6	(0.3)	32.3

Year to Date June 30, 2005	KCP&L	Other	Consolidated KCP&L

	(millions)

Operating revenues	$505.3	$0.1	$505.4
Depreciation and amortization	(73.0)	(0.1)	(73.1)
Interest charges	(30.1)	-	(30.1)
Income taxes	(16.0)	0.6	(15.4)
Net income (loss)	39.9	(0.6)	39.3

Year to Date June 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$521.2	$0.8	$522.0
Depreciation and amortization	(71.8)	(0.5)	(72.3)
Interest charges	(34.1)	(0.3)	(34.4)
Income taxes	(31.9)	0.5	(31.4)
Net income (loss)	54.2	(0.7)	53.5

	KCP&L	Other	Consolidated KCP&L

June 30, 2005	(millions)
Assets	$3,343.9	$4.4	$3,348.3
Capital expenditures (a)	226.4	-	226.4

December 31, 2004
Assets	$3,330.2	$7.2	$3,337.4
Capital expenditures (a)	190.8	-	190.8

(a) Capital expenditures reflect year to date amounts for the periods presented.

16. DERIVATIVE INSTRUMENTS

The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees. The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. The Company maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity price volatility. Counterparties on commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments measured at fair value are recorded on the balance sheet as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

Fair Value Hedges — Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on net income. The fair value of the swap was a liability of $0.7 million and an asset of $0.7 million at June 30, 2005 and December 31, 2004, respectively.

Cash Flow Hedges — Treasury Lock
In the second quarter of 2005, KCP&L entered into a Treasury Lock (T-Lock) to hedge against interest rate fluctuations on the U.S. Treasury rate component of long-term debt that KCP&L plans to issue within the next six months. The T-Lock will be settled simultaneously with the issuance of the long-term fixed rate debt. The T-Lock effectively removes the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt will be. The T-Lock is accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to other comprehensive income (OCI), to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the T-Lock. The pre-tax gain or loss on the T-Lock recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Cash Flow Hedges — Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of June 30, 2005, KCP&L had hedged approximately 70% of its remaining 2005-projected natural gas usage for retail load and firm MWh sales. These hedging instruments are designated as cash flow hedges. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness for the three months ended or year to date June 30, 2005 or 2004. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy is hedging its exposure and variability of future cash flows is 4.5 years and 3.1 years at June 30, 2005, and December 31, 2004, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power for the three months ended and year to date June 30, 2005, includes no gain or loss and $2.1 million gain, respectively, due to ineffectiveness of the cash flow hedges. Strategic Energy did not record any gains or losses due to ineffectiveness for the three months ended and year to date June 30, 2004.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power were a $2.8 million gain and a $0.2 million loss for the three months ended June 30, 2005 and 2004, respectively, and a $5.7 million gain and a $0.5 million loss year to date June 30, 2005 and 2004, respectively.

The notional and estimated fair values of the Company’s derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	June 30 2005		December 31 2004

	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value

Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$101.9	$13.2	$92.4	$4.5
Non-hedging derivatives	2.1	1.0	2.3	0.7
Forward contracts
Cash flow hedges	64.0	9.7	23.0	1.6
Non-hedging derivatives	34.1	3.2	5.5	(2.2)
Treasury Lock
Cash flow hedges	160.0	(2.3)	-	-
Consolidated KCP&L
Swap contracts
Cash flow hedges	8.9	(0.3)	6.3	(0.3)
Treasury Lock
Cash flow hedges	160.0	(2.3)	-	-

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	June 30 2005	December 31 2004	June 30 2005	December 31 2004

	(millions)
Current assets	$11.5	$2.5	$(0.3)	$(0.3)
Other deferred charges	4.7	0.9	-	-
Other current liabilities	(1.2)	(0.5)	(2.3)	-
Deferred income taxes	(6.7)	(0.8)	1.0	0.2
Other deferred credits	0.3	(0.9)	-	-

Total	$8.6	$1.2	$(1.6)	$(0.1)

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

Great Plains Energy	(millions)
Purchased power expense	$(2.5)	$(0.6)	$(6.1)	$(2.6)
Minority interest	-	0.1	-	0.3
Income taxes	1.2	0.2	2.7	1.0

OCI	$(1.3)	$(0.3)	$(3.4)	$(1.3)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows is a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented.

OVERVIEW

Great Plains Energy is a public utility holding company registered with and subject to the regulation of the SEC under the 35 Act. Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, IEC and Services. As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

Executing On Strategic Intent
During the first half of 2005, the Company has initiated several important steps in executing on its Strategic Intent. Strategic Energy has continued to move forward with several initiatives to improve marketing and supply procurement. A few examples of initiatives for supply procurement include improving load aggregation strategies and exploring additional commodity hedging strategies. Marketing initiatives underway include exploring new channels for targeting new customers, product innovation and expanded communication with customers.

KCP&L has continued to make progress in implementing its comprehensive energy plan during 2005. Early in the third quarter of 2005, KCP&L received approvals from the MPSC and KCC on its previously filed agreements regarding its comprehensive energy plan. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions.

The next steps in the implementation of KCP&L’s comprehensive energy plan are to begin design and construction of the environmental retrofits and the development of the wind project. KCP&L is working closely with public officials on siting the project and continues to evaluate wind project developers for the project, which is targeted for completion in 2006. Agreements are being finalized with Iatan No. 2 partners and the costing and sourcing process for construction of the plant has begun. Iatan No. 2 environmental permitting will continue and remains on track with all permitting expected to be completed by early 2006. Additionally, development and implementation of several demand management programs are expected to be started before the end of 2005.

The following are brief descriptions of the major provisions of the approved agreements.

  KCP&L will make energy infrastructure investments as summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$776
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b)		$1,274

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $60 million of investments related to a railroad bridge, a substation and transmission lines. Wind generation includes approximately $2 million of transmission and distribution investment. A decision regarding recovery of costs in Kansas related to the railroad bridge is deferred to future rate cases, which reduces the total to $1,231 million in the Kansas agreement.
  KCP&L's current rates will remain in place until 2007, unless significant events impact KCP&L. The first rate case will be filed in 2006, with any rate adjustments going into effect in 2007. The last rate case defined in the agreements is expected to be filed in 2009, with rates effective near the time Iatan No. 2 is placed in service. Two additional rate cases could be filed in 2007 and 2008 at KCP&L's discretion.

  The Kansas agreement allows KCP&L to recover, on a dollar-for-dollar basis with no profit to the company, actual fuel and purchased power expense incurred through an energy cost adjustment that would take effect for Kansas in 2007. Similarly, an interim energy charge, based on forecasted costs and subject to customer refund, would take effect for Missouri customers in 2007.

  KCP&L may sell SO2 emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time.

  KCP&L's annual pension costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate.

  The depreciable life of Wolf Creek Generating Station for Missouri regulatory purposes will be increased from 40 to 60 years. The Missouri agreement calls for $10.3 million, on an annual jurisdictional basis, of additional amortization expense to be recorded upon the effective date of the agreement to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life.

  The agreements are intended to provide KCP&L with regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and an opportunity to maintain targeted credit ratios over the five-year term of the agreements.

The agreements provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25% - 35%
New equity financing	20% - 30%
Debt financing	20% - 30%
2007 equity from 2004 FELINE PRIDES	13%
Internal funds and other	5% - 10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including, but not limited to, the results of the rate proceedings and market conditions.

In July 2005, Missouri Governor Blunt signed into law a bill authorizing the MPSC to approve rate adjustment mechanisms for the pass-through of fuel costs and environmental costs to Missouri regulated utility customers beginning January 1, 2006. In the agreement entered into between KCP&L and the MPSC staff, KCP&L agreed not to utilize any of these mechanisms, outside of a general rate case, through June 2015.

Energy Policy Act of 2005
In July 2005, Congress passed the Energy Policy Act of 2005, which is expected to be signed by President Bush on August 8, 2005. The Energy Policy Act of 2005 repeals, effective six months after enactment, the 35 Act, which currently places certain limitations and approval requirements on registered public utility holding company systems with respect to matters such as aquisitions, business combinations and activities, securities and affiliate transactions, and provides certain utility consumer protection authority to the Federal Energy Regulatory Commission (FERC) and the states. Among other things, the Energy Policy Act of 2005 also revises the Public Utility Regulatory Policy Act (PURPA) to eliminate mandatory power purchase obligations; requires FERC to provide transmission investment incentives; accelerates depreciation on transmission lines and pollution control equipment; provides for the extension of tax credits for wind energy generation; requires large municipals and cooperatives to provide open transmission access; and authorizes the creation of an Electric Reliability Organization to establish and enforce mandatory reliability standards subject to FERC oversight. Management has not yet fully determined its impact on Great Plains Energy and consolidated KCP&L.

KCP&L
KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide reliable affordable electricity to approximately 500,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth annually through increased customer usage and additional customers. Rates charged for electricity are below the national average. KCP&L’s wholly owned subsidiary, HSS, sold its wholly owned subsidiary, Worry Free, in February 2005.

FERC Market Power Inquiry
KCP&L is authorized by FERC to sell wholesale power at market-based rates. In December 2004, FERC issued an order finding that KCP&L potentially has generation market power in its own control area and the control area of the Kansas City, Kansas Board of Public Utilities. See Note 12 to the consolidated financial statements for further information regarding FERC market power inquiry.

Southwest Power Pool Regional Transmission Organization
Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. See Note 12 to the consolidated financial statements for further information.

Strategic Energy
Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy provides competitive retail electricity supply services by entering into contracts with its customers to supply electricity. Strategic Energy does not own any generation, transmission or distribution facilities. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

In addition to competitive retail electricity supply services, Strategic Energy records insignificant wholesale revenues and purchased power expense incidental to the retail services provided. Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets. In the second quarter of 2005, Strategic Energy entered into a contract with a customer for services including load management, administration and billing. Strategic Energy expects to manage 1.0 million MWhs over a twelve-month term beginning in October 2005. Retail gross margin per MWh and MWhs in backlog do not reflect the incidental wholesale sales or services contracts; however, these activities are expected to have a positive impact on Strategic Energy’s earnings.

Strategic Energy serves approximately 8,700 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy provides competitive electricity supply to approximately 51,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer retention rate for the three months ended and year to date June 30, 2005, was approximately 70%. MWhs delivered in 2005 are projected to range from 17.5 to 21.0 million. Strategic Energy currently expects the retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) on new customer contracts entered into in 2005 to average from $2.50 to $4.00 and gross margin per MWh delivered in 2005 to average $4.50 to $5.20.

Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 8.9 million for the remainder of 2005 and 6.4 million and 2.1 million for 2006 and 2007, respectively. In some markets, wholesale power prices in 2005 have continued to rise faster than host utility rates. In markets where this occurs, the savings competitive suppliers can offer to customers are reduced or in some markets are unavailable. Additionally, in those markets where wholesale power prices are lower than host utility rates, Strategic Energy continues to face strong competition from other competitive suppliers.

Seams Elimination Charge Adjustment
SECA is a transitional pricing mechanism intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM and the MISO during a sixteen-month transition period from December 1, 2004 through March 31, 2006. See Note 12 to the consolidated financial statements for further information regarding SECA and the impact on Strategic Energy.

California
The 1996 California Assembly Bill 1890 restructured the California electricity industry and provided for the right of Direct Access. Direct Access permits customers to buy their power from an electric service provider (ESP) instead of from an investor owned utility (IOU). On September 20, 2001, the California Public Utility Commission (CPUC) issued a ruling suspending Direct Access for customers not already on Direct Access. A referendum entitled “The Repeal of Electricity Deregulation and Black-out Prevention Act” and backed by The Utility Reform Network will appear on the ballot in a California special election in November 2005. The referendum allows existing Direct Access customers to continue to receive service from an ESP, but prohibits their return to Direct Access if they moved to bundled service for a period of time. The referendum also proposes to change the role of the CPUC, retroactively sets renewable energy requirements and requires an ESP to obtain cost recovery of resource adequacy requirements through a rate proceeding. The Independent Energy Producers (IEP) filed an unsuccessful legal challenge based in part on the constitutionality of the referendum. The California Supreme Court issued an Order allowing the referendum to be placed on the ballot with the right to retain jurisdiction and address the constitutional issues after the election. The passage of this initiative could undermine ongoing efforts to lift the existing suspension of Direct Access.

RELATED PARTY TRANSACTIONS

See Note 10 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$631.7	$613.5	$1,176.8	$1,155.0
Fuel	(44.8)	(42.3)	(86.3)	(82.9)
Purchased power - KCP&L	(16.8)	(17.3)	(28.3)	(29.8)
Purchased power - Strategic Energy	(338.8)	(307.5)	(616.7)	(571.8)
Other operating expenses	(131.5)	(126.7)	(266.5)	(251.7)
Depreciation and amortization	(38.2)	(37.6)	(76.1)	(74.1)
Gain on property	1.0	0.2	1.5	0.2

Operating income	62.6	82.3	104.4	144.9
Non-operating income (expenses)	0.2	(2.1)	0.8	(3.6)
Interest charges	(18.4)	(19.0)	(35.9)	(37.3)
Income taxes	(9.8)	(19.9)	(15.1)	(32.1)
Minority interest in subsidiaries	(8.7)	0.4	(7.8)	(0.4)
Loss from equity investments	(0.4)	(0.3)	(0.7)	(0.6)

Income from continuing operations	25.5	41.4	45.7	70.9
Discontinued operations	(3.6)	0.2	(3.6)	(2.0)

Net income	21.9	41.6	42.1	68.9
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)

Earnings available for common shareholders	$21.5	$41.2	$41.3	$68.1

Great Plains Energy’s earnings in the three months ended June 30, 2005, detailed in the following table, decreased to $21.5 million, or $0.29 per share, from $41.2 million, or $0.59 per share, compared to the same period of 2004.

	Earnings (loss)		Earnings (loss) per Great Plains Energy Share

Three Months Ended June 30	2005	2004	2005	2004

	(millions)
KCP&L	$29.1	$32.6	$0.39	$0.47
Subsidiary operations	(0.1)	(0.3)	-	(0.01)

Consolidated KCP&L	29.0	32.3	0.39	0.46
Strategic Energy	3.7	9.3	0.05	0.13
Other non-regulated operations	(7.2)	(0.2)	(0.09)	-
Discontinued operations (KLT Gas)	(3.6)	0.2	(0.05)	-
Preferred dividends	(0.4)	(0.4)	(0.01)	-

Total	$21.5	$41.2	$0.29	$0.59

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains Energy's assets and liabilities as a whole.

Great Plains Energy’s earnings year to date June 30, 2005, detailed in the following table, decreased to $41.3 million, or $0.55 per share, from $68.1 million, or $0.98 per share, compared to the same period of 2004.

	Earnings (loss)		Earnings (loss) per Great Plains Energy Share

Year to Date June 30	2005	2004	2005	2004

	(millions)
KCP&L	$39.9	$54.2	$0.54	$0.78
Subsidiary operations	(0.6)	(0.7)	(0.01)	(0.01)

Consolidated KCP&L	39.3	53.5	0.53	0.77
Strategic Energy	16.5	18.6	0.22	0.27
Other non-regulated operations	(10.1)	(1.2)	(0.14)	(0.02)
Discontinued operations (KLT Gas)	(3.6)	(2.0)	(0.05)	(0.03)
Preferred dividends	(0.8)	(0.8)	(0.01)	(0.01)

Total	$41.3	$68.1	$0.55	$0.98

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains Energy's assets and liabilities as a whole.

Scheduled and forced plant maintenance for the three months ended and year to date June 30, 2005, compared to the same periods of 2004, continued to have an impact on earnings at KCP&L. Retail revenues increased as a result of warmer June 2005 weather; however, the increase was more than offset by decreased wholesale revenues driven by lower MWhs generated primarily due to plant maintenance outages. Fuel expense increased despite the lower generation primarily due to increased coal and coal transportation costs and less nuclear usage in the fuel mix. Operating expenses increased primarily due to higher pension and employee related expenses. Additionally, storms restoration increased operating expenses year to date June 30, 2005, compared to the same period of 2004.

Average retail gross margin on Strategic Energy’s MWhs delivered declined for the three months ended and year to date June 30, 2005, compared to the same periods of 2004. A continuing environment of higher energy prices and forward electricity prices and the roll-off of older, higher margin contracts combined with expenses for SECA recorded in the second quarter of 2005 to negatively impact average retail gross margins. Partially offsetting the negative impact were favorable net changes in the fair value of energy related derivative instruments.

Higher reductions in affordable housing limited partnerships decreased other non-regulated operations earnings $4.4 million for the three months ended and $3.6 million year to date June 30, 2005, compared to the same periods of 2004. Discontinued operations for the three months ended and year to date June 30, 2005, reflects a legal reserve related to the KLT Gas portfolio assets sold in 2004. See Note 7 to the consolidated financial statements for information regarding the discontinued operations. Discontinued operations year to date June 30, 2004, reflects a loss of $1.2 million due to the write down of the KLT Gas portfolio to its estimated net realizable value and a loss of $0.8 million from the wind down operations.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L’s comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$272.1	$275.0	$505.4	$522.0
Fuel	(44.8)	(42.3)	(86.3)	(82.9)
Purchased power	(16.8)	(17.3)	(28.3)	(29.8)
Other operating expenses	(114.8)	(110.9)	(234.6)	(219.2)
Depreciation and amortization	(36.7)	(36.4)	(73.1)	(72.3)
Gain on property	-	0.2	0.5	0.2

Operating income	59.0	68.3	83.6	118.0
Non-operating income (expenses)	8.7	(0.8)	9.0	(1.2)
Interest charges	(15.5)	(17.2)	(30.1)	(34.4)
Income taxes	(14.5)	(19.3)	(15.4)	(31.4)
Minority interest in subsidiaries	(8.7)	1.3	(7.8)	2.5

Net income	$29.0	$32.3	$39.3	$53.5

Consolidated KCP&L’s net income decreased $3.3 million for the three months ended and $14.2 million year to date June 30, 2005, compared to the same periods of 2004. Retail revenues increased as a result of warmer June 2005 weather; however, the increase was more than offset by decreased wholesale revenues. The lower wholesale revenues were driven primarily by lower MWhs generated mostly attributable to the timing and scope of forced and scheduled outages, particularly Wolf Creek’s 2005 spring scheduled refueling outage. Fuel expense increased despite the lower generation primarily due to increased coal and coal transportation costs and less nuclear usage in the fuel mix. Operating expenses increased primarily due to higher pension and employee related expenses. Year to date June 30, 2005, operating expenses also increased due to storm restoration costs. Decreased income tax expense partially offset the decreases to net income reflecting lower taxable income and the allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended June 30%			Year to Date June 30%
	2005	2004	Change	2005	2004	Change

Retail revenues	(millions)			(millions)
Residential	$91.8	$87.7	5	$165.0	$161.8	2
Commercial	111.7	106.5	5	203.0	197.7	3
Industrial	26.3	24.5	7	49.1	46.3	6
Other retail revenues	2.1	2.0	2	4.3	4.1	1

Total retail	231.9	220.7	5	421.4	409.9	3
Wholesale revenues	37.3	50.0	(25)	76.4	103.6	(26)
Other revenues	2.9	4.0	(28)	7.5	7.7	(2)

KCP&L electric revenues	272.1	274.7	(1)	505.3	521.2	(3)
Subsidiary revenues	-	0.3	(100)	0.1	0.8	(87)

Consolidated KCP&L revenues	$272.1	$275.0	(1)	$505.4	$522.0	(3)

	Three Months Ended June 30%			Year to Date June 30%
	2005	2004	Change	2005	2004	Change

Retail revenues	(thousands)			(thousands)
Residential	1,223	1,164	5	2,403	2,359	2
Commercial	1,783	1,698	5	3,461	3,377	2
Industrial	548	515	7	1,058	1,007	5
Other retail MWh sales	19	18	2	40	39	2

Total retail	3,573	3,395	5	6,962	6,782	3
Wholesale MWh sales	1,038	1,627	(36)	2,248	3,344	(33)

KCP&L electric MWh sales	4,611	5,022	(8)	9,210	10,126	(9)

Retail revenues increased $11.2 million for the three months ended and $11.5 million year to date June 30, 2005, compared to the same periods of 2004 due to warmer June 2005 weather and continued load growth of approximately 2%, adjusted for weather. Load growth consists of higher usage per customer and the addition of new customers. Weather most significantly affects residential customers’ usage patterns. Residential usage per customer increased 13% for the month of June 2005 compared to June 2004 driven by a 79% increase in cooling degree days.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. Wholesale revenues decreased $12.7 million for the three months ended and $27.2 million year to date June 30, 2005, compared to the same periods of 2004 due to decreased MWhs sold. Significant decreases in MWhs sold were driven by scheduled and forced plant outages, which decreased net MWhs generated 7% for the three months ended and 8% year to date. Additionally, retail sales increased 5% for the three months ended and 3% year to date June 30, 2005, compared to the same periods of 2004, which resulted in less MWhs available for wholesale sales. KCP&L’s coal base load equivalent availability factor increased slightly for the three months ended and was relatively unchanged year to date June 30, 2005, compared to the same periods of 2004; however, Wolf Creek’s availability was 50% lower for the three months ended and 30% lower year to date mostly due to its scheduled spring 2005 refueling outage. The effect on wholesale revenues of the decreased MWhs sold was partially offset by 20% and 13% increases in the average market price per MWh sold to $38.37 and $36.49 for the three months ended and year to date June 30, 2005, respectively, compared to the same periods in 2004. The higher average prices per

MWh were primarily due to higher natural gas prices combined with transmission constraints and outages in the region.

Consolidated KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its baseload capacity and over a three year period averages over 20% of KCP&L’s MWhs generated. KCP&L expects its cost of nuclear fuel to remain relatively stable through the year 2009. Replacement power costs for scheduled Wolf Creek outages are accrued evenly over the unit’s 18-month operating cycle.

KCP&L has been monitoring railroad cycle times for coal deliveries since the third quarter of 2004. Rail companies have experienced longer cycle times for coal deliveries to utilities across the country. In mid-May 2005, western rail service further deteriorated as a result of two train derailments that occurred on the primary rail line serving the Powder River Basin (PRB). Significant sections of track on this rail line must be repaired before normal train operations from the PRB can resume. Recent rail company notices indicate the track maintenance will likely continue through November 2005 and PRB deliveries will be reduced by 15% to 20% until that time. This affects all users of PRB coal. Approximately 98% of KCP&L’s coal requirements come from the PRB and originate on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which have been affected by the current rail situation. As a result, KCP&L coal inventories are below desired levels. In response to reduced inventory levels, KCP&L has begun to implement modest coal conservation measures by reducing coal generation. Less MWhs available to sell in the wholesale market are anticipated over the second half of 2005 as these strategies are implemented; however, given the widespread nature of the rail service issues, increases in wholesale prices could partially compensate for lost MWh sales. Currently, management does not anticipate a material impact on KCP&L’s financial results; however, management cannot predict with certainty the impact of the situation and acutual results could be materially different. Management is monitoring the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply to our native load and firm requirements customers.

Fuel expense increased $2.5 million for the three months ended and $3.4 million year to date June 30, 2005, compared to the same periods of 2004, driven by a combination of the cost of coal and coal transportation and changes in the fuel mix to higher cost generation. The increases were offset by $3.9 million for the three months ended and $7.0 million year to date as a result of less MWhs generated and a favorable coal physical inventory adjustment. KCP&L’s existing coal contracts have been entered into over time at higher prices as the coal market price has risen creating an increase in coal costs. Additionally, the coal transportation contracts contain annual escalation factors. Less nuclear and higher natural gas generation in the 2005 fuel mix was driven by the number and duration of scheduled and forced plant outages.

Purchased power expense decreased $0.5 million and $1.5 million for the three months ended and year to date June 30, 2005, compared to the same periods in 2004. MWhs purchased decreased 22% for the three months ended and 28% year to date; however, the effect of the lower MWhs purchased was mostly offset by 34% and 30% increases in the average price per MWh purchased for the three months ended and year to date June 30, 2005, respectively, compared to the same periods in 2004.

The increased prices were driven by more purchases during higher priced peak hours as a result of scheduled and forced plant outages and overall higher prices due to higher natural gas prices combined with transmission constraints and outages in the region.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $3.9 million for the three months ended June 30, 2005, compared to the same period of 2004, primarily due to the following:

  increased pension expense of $1.3 million primarily due to the amortization of prior year investment losses and slightly lower discount rates, increased employee related expenses of $2.7 million including severance and incentive compensation, increased outside services and regulatory expenses of $1.2 million including expenses related to the comprehensive energy plan and increased general taxes of $1.1 million mostly due to increases in assessed property valuations and mill levies.

Partial offsets to the increase in other operating expenses included:

  decreased transmission service expense of $1.3 million primarily due to lower wholesale MWhs sold and decreased production operations and maintenance expenses of $1.8 million primarily due to the timing and scope of plant outages.

Consolidated KCP&L’s other operating expenses increased $15.4 million year to date June 30, 2005, compared to the same period of 2004, primarily due to the following:

  increased pension expense of $3.2 million primarily due to the amortization of prior year investment losses and slightly lower discount rates, increased employee related expenses of $3.2 million including severance and incentive compensation, increased outside services and regulatory expenses of $2.0 million including expenses related to the comprehensive energy plan, increased general taxes of $1.8 million mostly due to increases in assessed property valuations and mill levies, increased expenses of $4.7 million due to higher restoration costs for a January 2005 ice storm and June 2005 wind storms compared to the 2004 wind storm restoration costs and increased production operations and maintenance expenses of $2.3 million primarily due to scheduled and forced plant maintenance in 2005.

Partially offsetting the increase in other operating expenses was:

  decreased transmission service expense of $3.3 million primarily due to lower wholesale MWhs sold.

Pension expense is $3.2 million higher year to date June 30, 2005, compared to the same period of 2004; however, $5.1 million of the year to date pension expense will be reversed and recorded as a regulatory asset in the third quarter of 2005 consistent with the regulatory agreements approved by the MPSC and KCC.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges decreased $1.7 million for the three months ended and $4.3 million year to date June 30, 2005, compared to the same periods of 2004. The decrease was primarily due to the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds with proceeds from a Great Plains Energy equity contribution.

Consolidated KCP&L Income Taxes
Consolidated KCP&L’s income taxes decreased $4.8 million for the three months ended and $16.0 million year to date June 30, 2005, compared to the same periods of 2004, primarily due to lower taxable income. The allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement of $1.3 million for the three months ended and $2.8 million year to date June 30, 2005, also contributed to the decrease.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$359.6	$338.5	$671.4	$633.0
Purchased power	(338.8)	(307.5)	(616.7)	(571.8)
Other operating expenses	(12.6)	(12.5)	(23.3)	(24.2)
Depreciation and amortization	(1.5)	(1.2)	(3.0)	(1.8)

Operating income	6.7	17.3	28.4	35.2
Non-operating income (expenses)	0.7	0.2	1.1	0.3
Interest charges	(0.7)	(0.2)	(1.5)	0.3
Income taxes	(3.0)	(7.1)	(11.5)	(14.3)
Minority interest in subsidiaries	-	(0.9)	-	(2.9)

Net income	$3.7	$9.3	$16.5	$18.6

Strategic Energy’s net income decreased $5.6 million for the three months ended and $2.1 million year to date June 30, 2005, compared to the same periods of 2004. Retail MWhs delivered increased slightly to 5.2 million for the three months ended and 3% to 9.8 million year to date June 30, 2005, with higher deliveries in Texas, Michigan and New Jersey partially offset by a decline in Massachusetts. The increased MWhs delivered were more than offset by a continuing environment of higher energy prices and forward electricity prices and the roll-off of older, higher margin contracts, which negatively impacted average retail gross margins in the three months ended and year to date June 30, 2005, compared to the same periods of 2004. These effects on average retail gross margins combined with $7.2 million of SECA charges recorded in the second quarter of 2005 resulted in declines in the average retail gross margin on MWhs delivered of 35% to $3.85 for the three months ended and 14% to $5.45 year to date June 30, 2005, compared to $5.95 and $6.35 for the same periods of 2004.

The impact of the high prices and SECA charges was partially offset by $3.0 million for the three months ended and $8.3 million year to date June 30, 2005, favorable net changes in fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness, compared to the same periods of 2004. Year to date June 30, 2005, was also favorably impacted by a $1.2 million partial reversal of a tax reserve. The impacts of SECA charges and the net change in fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness reduced the average retail gross margin per MWh by $0.80 for the three months ended June 30, 2005, and combined with the partial reversal of a tax reserve increased the average retail gross margin per MWh by $0.25 year to date June 30, 2005, compared to the same periods of 2004.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin previously discussed. Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. In certain RTO and ISO markets, load-serving entities are required to sell to and purchase power from the RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power. Additionally, Strategic Energy sells any retail electricity supply in excess of actual customer requirements back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $30.8 million for the three months ended and $55.3 million year to date June 30, 2005, compared to $46.7 million and $84.0 million for the same periods of 2004, respectively.

Purchased power is also impacted by the net change in fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness. Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. See Note 16 to the consolidated financial statements for more information. Additionally, the cost of supplying electricity to retail customers can vary widely by geographic market. This variability can be affected by many factors, including, but not limited to, geographic differences in the cost per MWh of purchased power, renewable energy requirements and capacity charges due to regional purchased power availability and requirements of other electricity providers and differences in transmission charges.

OTHER NON REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.’s (KLT Investments) net loss for the three months ended June 30, 2005, totaled $2.5 million (including an after tax reduction of $5.3 million in its affordable housing investment) compared to net income of $3.2 million for the three months ended June 30, 2004 (including an after tax reduction of $0.9 million in its affordable housing investment). KLT Investments’ net income included accrued tax credits of $3.9 million and $4.5 million for the three months ended June 30, 2005, and 2004, respectively. Net income year to date June 30, 2005 totaled $0.5 million (including an after tax reduction of $5.3 million in its affordable housing investment) compared to net income of $6.4 million year to date June 30, 2004 (including an after tax reduction of $1.7 million in its affordable housing investment). KLT Investments’ net income included accrued tax credits of $7.8 million and $9.1 million year to date June 30, 2005 and 2004, respectively.

At June 30, 2005, KLT Investments had $30.4 million in affordable housing limited partnerships. Approximately 59% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $17.5 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $8.6 million for the three months ended and year to date June 30, 2005, compared to $1.4 million and $2.7 million for the three months ended and year to date June 30, 2004, respectively. Pre-tax reductions in affordable housing investments are estimated to be $1 million, $1 million and $2 million for the remainder of 2005 through 2007, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2005 through 2007.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (JUNE 30, 2005 COMPARED TO DECEMBER 31, 2004)

  Great Plains Energy's restricted cash and supplier collateral decreased $7.7 million due to Strategic Energy's suppliers posting letters of credit rather than cash to satisfy collateral requirements.
  Great Plains Energy's and consolidated KCP&L's receivables increased $96.7 million and $78.1 million, respectively. The expiration of KCP&L's previous customer accounts receivables sales agreement increased receivables $65.0 million. KCP&L's receivables also increased $26.1 million primarily due to seasonal increases from higher rates and usage. Strategic Energy's receivables increased $14.3 million due to the combination of increased MWh deliveries and higher average prices due to seasonality. Partially offsetting these increases was a $5.0 million decrease in KCP&L's wholesale receivables due to lower MWhs available for wholesale.
  Great Plains Energy's and consolidated KCP&L's deferred income taxes - current asset decreased $13.1 million and $4.7 million, respectively. Consolidated KCP&L's deferred income taxes decreased $4.2 million due to a lower nuclear fuel outage reserve resulting from the completion of the scheduled spring 2005 refueling outage. The change in the fair value of Strategic Energy's derivatives lowered deferred income taxes $4.8 million.
  Great Plains Energy's derivative instruments - current assets increased $17.7 million. Strategic Energy's energy related derivative instruments increased $17.5 million due to an increase in fair value as a result of changes in forward market prices for power and increased MWh volume.
  Great Plains Energy's other - current assets increased $8.6 million. Strategic Energy's deposits with suppliers increased $10.6 million as a result of prepaying an ISO for power and posting cash collateral for transactions with the MISO, which began wholesale electricity and transmission service on April 1, 2005.
  Great Plains Energy's affordable housing limited partnerships decreased by $10.9 million due to an $8.6 million reduction in the valuation of the properties held by KLT Investments.
  Great Plains Energy's and consolidated KCP&L's other - deferred charges and other assets increased $6.8 million and $4.5 million, respectively, due to a reclass from accrued taxes of an $8.8 million income tax refund receivable that management expects to be delayed until the related IRS audit cycle can be completed.
  Great Plains Energy's and consolidated KCP&L's commercial paper increased $173.8 million primarily due to KCP&L's issuance of commercial paper to fund the buyout of the Combustion Turbine Synthetic Lease property.

  Great Plains Energy's accounts payable increased $30.6 million. Seasonal power purchases and higher seasonal prices increased Strategic Energy's accounts payable $24.0 million. Also contributing to the increase was $3.5 million accrued for SECA charges.
  Great Plains Energy's and consolidated KCP&L's accrued taxes increased $10.0 million and $24.0 million, respectively. KCP&L's property taxes increased $14.0 million due to an increase in 2005 accrued property taxes offset by payments of property taxes accrued at December 31, 2004. KCP&L's income taxes increased $9.0 million due to a reclass of an $8.8 million income tax refund receivable to other deferred charges and other assets. These increases were partially offset by an $11.0 million decrease in accrued taxes due to the payment of accrued gross receipts taxes, settlement of state audits and the reversal of a reserve related to these audits.
  Great Plains Energy's liabilities of discontinued operations increased $4.3 million due to the accrual of a legal reserve recorded in the second quarter of 2005.
  Great Plains Energy's accumulated other comprehensive loss decreased $7.3 million primarily due to the increase in fair value of Strategic Energy's energy related derivative instruments as a result of changes in forward market prices for power and increased MWh volume. The decrease was partially offset by the $1.4 million increase in other comprehensive loss related to the decrease in the fair value of the T-Lock.
  Great Plains Energy's and consolidated KCP&L's long-term debt decreased $147.5 million and $146.6 million, respectively, due to KCP&L's decision to exercise its early termination option and buyout the Combustion Turbine Synthetic Lease through the issuance of commercial paper.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the issuance of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities, pension benefit plan funding requirements discussed below and credit support provided to Strategic Energy. These items as well as additional cash and capital requirements for the companies that have significantly changed from the levels disclosed in the companies’ 2004 Form 10-K are discussed below.

Great Plains Energy’s liquid resources at June 30, 2005, consisted of $76.5 million of cash and cash equivalents on hand, including $0.7 million at consolidated KCP&L, and $615.9 million of unused bank lines of credit. The unused lines consisted of $76.2 million from KCP&L’s revolving credit facility, $52.5 million from Strategic Energy’s revolving credit facility and $487.2 million from Great Plains Energy’s revolving credit facility. See the Debt Agreements section below for more information on these agreements. Early in the third quarter of 2005, Great Plains Energy’s liquid resources increased $83.0 million primarily due to KCP&L’s repayment of $111.8 million of commercial paper with the $70 million in proceeds from the recent sales of accounts receivable under the new agreement and cash from operations. The increase was offset by additional issuances of letters of credit by Great Plains Energy and Strategic Energy.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity and environmental compliance on existing generating units) and dividends to Great Plains Energy with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day operating requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, commodity-price volatility and the effects of counterparty non-performance.

Cash Flows From Operations
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The decrease in cash flows from operating activities for Great Plains Energy and consolidated KCP&L year to date June 30, 2005, compared to the same period in 2004 was primarily due to the expiration of KCP&L’s previous customer accounts receivables sales agreement. Additionally, income from continuing operations decreased $25.3 million and $14.2 million for Great Plains Energy and consolidated KCP&L, respectively, and the other changes in working capital detailed in Note 4 to the consolidated financial statements impacted operating cash flows. The individual components of working capital vary with normal business cycles and operations. In addition, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Great Plains Energy’s decrease in cash flows from operations was also partially offset by the effect of an $8.4 million decrease in deposits with suppliers compared to the same period in 2004.

Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $120.6 million and $122.3 million, respectively, year to date June 30, 2005, compared to the same period in 2004 primarily due to KCP&L exercising its early termination option in the Combustion Turbine Synthetic Lease and the subsequent $154.0 million purchase of the leased property. The increase was partially offset by the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004. In 2005, KCP&L received $10.0 million of insurance recoveries related to Hawthorn No. 5.

Financing Activities
The change in Great Plains Energy’s and Consolidated KCP&L’s cash flows from financing activities year to date June 30, 2005, compared to the same period in 2004 reflects KCP&L’s $173.8 million increase in commercial paper, primarily for the purchase of the Combustion Turbine Synthetic Lease property. This increase at consolidated KCP&L was offset by a $150.0 million equity contribution from Great Plains Energy in the first six months of 2004. The effect of KCP&L’s commercial paper issuance was more than offset at Great Plains Energy by proceeds of $150.0 million from the June 2004 issuance of 5.0 million shares of common stock at $30 per share and proceeds of $163.6 million from the issuance of 6.5 million FELINE PRIDES. Fees related to these issuances were $10.2 million.

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $712.8 million of this amount at June 30, 2005, which is a $2.8 million increase from the $710.0 million at December 31, 2004, detailed in the Company’s 2004 Form 10-K. This increase was due to common stock issuances of $4.3 million and $4.0 million under the Company’s Long-Term Incentive Plan and Dividend Reinvestment and Direct Stock Purchase Plan, respectively, mostly offset by a $5.5 million decrease in the outstanding balance on Great Plains Energy’s revolving credit facility. In July 2005, Great Plains Energy filed an application with the SEC under the 35 Act seeking authority for Great Plains Energy to issue up to $500 million of securities during the period January 1, 2006 through December 31, 2007, among other requested authorizations. Under the 35 Act repeal provisions of the Energy Policy Act of 2005, Great Plains Energy’s current 35 Act authorizations will continue to be effective until the repeal date of the 35 Act. Management believes the remaining amounts of securities currently authorized will be sufficient through the repeal date and anticipates withdrawing Great Plains Energy’s application.

KCP&L is planning to file a shelf registration statement for authority to issue up to $450 million (including $255 million already registered) in debt securities in 2005. This authorization will preserve KCP&L’s flexibility to access the capital markets for long-term debt. In the second quarter of 2005, KCP&L entered into a T-Lock to hedge against interest rate fluctuations on the U.S. Treasury rate component of long-term debt that KCP&L plans to issue under the new registration statement within the next six months. The T-Lock will be settled simultaneously with the issuance of the long-term fixed rate debt. See the Cash Flow Hedges — Treasury Lock discussion in Note 16 to the consolidated financial statements for additional information.

In July 2005, KCP&L entered into a revolving agreement to sell all of its retail electric accounts receivable to Receivables Company, which sold an undivided percentage ownership interest in the accounts receivable to an outside investor. Receivables Company received $70 million in cash from the outside investor, which was forwarded to KCP&L as consideration for its sale. See Note 5 to the consolidated financial statements for additional information.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade by one nationally recognized statistical rating organization, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of June 30, 2005.

KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In June 2004, the MPSC authorized KCP&L to issue up to $600 million of long-term debt through March 31, 2006. The authorization contains the following conditions, among others: (i) no more than $150.0 million of the authorized debt can be used for purposes other than refinancing existing securities and (ii) the proceeds of the authorized debt must be used exclusively for the benefit of KCP&L’s regulated operations. In June 2005, KCP&L filed an application with the MPSC for authority to issue up to $635 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2009.

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any given time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short-term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade by one nationally recognized statistical rating organization, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock)

are rated investment grade and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of June 30, 2005.

Debt Agreements
Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. The facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2005, the Company was in compliance with this covenant. At June 30, 2005, Great Plains Energy had $16.0 million of outstanding borrowings with an interest rate of 3.98% and had issued letters of credit totaling $6.5 million under the credit facility as credit support for Strategic Energy. At June 30, 2005, Great Plains Energy had $487.2 million available under this facility due to limitations under its 35 Act authorization.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009 to provide support for its issuance of commercial paper and other general purposes. The facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2005, KCP&L was in compliance with this covenant. At June 30, 2005, KCP&L had $173.8 million of commercial paper outstanding with a weighted average interest rate of 3.33%.

Strategic Energy has a $125 million revolving credit facility with a group of banks that expires in June 2007. Great Plains Energy has guaranteed $25.0 million of this facility. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At June 30, 2005, Strategic Energy was in compliance with these covenants. At June 30, 2005, $72.5 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $52.5 million of capacity available for loans and additional letters of credit.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT

Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At June 30, 2005, KLT Investments had $3.3 million in outstanding notes, including current maturities.

Under stipulations with the MPSC and the KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization. Pursuant to an SEC order, Great Plains Energy’s and KCP&L’s authorization to issue securities is conditioned on maintaining a consolidated common equity capitalization of at least 30% and complying with other conditions described above.

Pensions
The Company maintains defined benefit plans for substantially all employees, including officers, of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. Plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when financially appropriate.

For the year, the Company has contributed $1.9 million toward the 2005 expected ERISA funding requirement of $4.7 million, all of which will be paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the remaining funding requirement.

Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding. Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations were relatively unchanged at June 30, 2005, compared to December 31, 2004.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of June 30, 2005. Great Plains Energy is currently authorized to issue up to $600 million of guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees.

Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at June 30, 2005, compared to December 31, 2004.

RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the Management’s Discussion and Analysis, Risk Factors section included in the companies’ 2004 Form 10-K. These and many other factors described in this report, including the factors listed in the “Cautionary Statements Regarding Certain Forward-Looking Information” and “Quantitative and Qualitative Disclosures About Market Risks” sections of this report, could adversely affect the results of operations and financial position of Great Plains Energy and consolidated KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

Strategic Energy has Wholesale Electricity Supplier Concentration and Credit Risk
Credit risk represents the loss that Strategic Energy could incur if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further reduces credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

Based on guidelines set by Strategic Energy’s Exposure Management Committee, counterparty credit risk is monitored by routinely evaluating the credit quality and performance of its suppliers. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy establishes counterparty credit limits and adjusts the amount of collateral required from its suppliers, among other measures.

Strategic Energy enters into forward contracts with multiple suppliers. At June 30, 2005, Strategic Energy’s five largest suppliers under forward supply contracts represented 72% of the total future committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade; and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk is further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. Strategic Energy’s results of operations could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure to suppliers, net of collateral, as of June 30, 2005. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

Rating	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number Of Counterparties Greater Than 10% Of Net Exposure	Net Exposure Of Counterparties Greater Than 10% of Net Exposure

External rating		(millions)			(millions)
Investment Grade	$157.0	$51.0	$106.0	3	$69.2
Non-Investment Grade	29.1	22.9	6.2	-	-
Internal rating
Investment Grade	2.4	-	2.4	-	-
Non-Investment Grade	10.9	7.9	3.0	-	-

Total	$199.4	$81.8	$117.6	3	$69.2

	Maturity Of Credit Risk Exposure Before Credit Collateral

Rating	Less Than 2 Years	2 - 5 Years	Exposure Greater Than 5 Years	Total Exposure

External rating	(millions)
Investment Grade	$148.7	$8.3	$-	$157.0
Non-Investment Grade	21.9	6.4	0.8	29.1
Internal rating
Investment Grade	2.4	-	-	2.4
Non-Investment Grade	8.8	1.8	0.3	10.9

Total	$181.8	$16.5	$1.1	$199.4

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral, after consideration of all netting agreements, is impacted significantly by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy. At June 30, 2005, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $40.0 million, of which 77% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $30.8 million limiting its exposure to these non-investment grade counterparties to $9.2 million.

Strategic Energy is continuing to pursue a strategy of contracting with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to manage its counterparty portfolio through disciplined margining, collateral requirements and contract based netting of credit exposures against payable balances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and consolidated KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this document as well as in the 2004 Form 10-K and therefore are not represented here.

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our 2004 Form 10-K, incorporated herein by reference. Strategic Energy has historically utilized certain derivative instruments to protect against significant price volatility for purchased power that have qualified for the normal purchase normal sale exception, in accordance with SFAS No. 133, as amended. However, as certain markets continue to develop, some derivative instruments may no longer qualify for the normal purchase normal sale exception. As such, Strategic Energy is designating these derivative instruments as cash flow hedges, which could result in future increased volatility in derivative assets and liabilities, OCI and net income above levels historically experienced. Derivative instruments that were designated as normal purchase normal sale are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the derivative contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges, and the corresponding decrease in derivatives accounted for as normal purchases and normal sales transactions, may affect the timing and nature of accounting recognition, but does not change the underlying economics of the transactions. Otherwise, there have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2005. These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer, or person performing similar functions, of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy, and the chief executive officer and chief financial officer of KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KCP&L Stipulations and Agreements
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The Stipulations and Agreements are discussed in the Executing on Strategic Intent section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference. Parties to the MPSC Stipulation and Agreement are KCP&L, the Staff of the MPSC, Office of Public Counsel, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, Missouri Joint Municipal Electric Utility Commission, the City of Kansas City, MO and the Missouri Department of Natural Resources. Parties to the KCC Stipulation and Agreement are KCP&L, the Staff of the KCC, Sprint, Inc. and the Kansas Hospital Association.

The MPSC issued an order on July 28, 2005, approving the Stipulation and Agreement as amended by the parties. The KCC issued an order on August 5, 2005, approving the KCC Stipulation and Agreement.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in Holdings in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy
Great Plains Energy’s annual meeting of shareholders was held on May 3, 2005. The shareholders elected eleven directors and ratified the appointment of Deloitte & Touche LLP as independent auditors.

Election of Directors
The eleven persons named below were elected, as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until Great Plains Energy’s annual meeting in 2006 and until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld	Total Votes*

David L. Bodde	66,004,797	624,823	66,629,620
Michael J. Chesser	65,995,882	624,823	66,620,705
William H. Downey	66,039,158	624,823	66,663,981
Mark A. Ernst	66,073,894	624,823	66,698,717
Randall C. Ferguson, Jr	65,880,064	624,823	66,504,887
William K. Hall	65,616,852	624,823	66,241,675
Luis A Jimenez	66,051,179	624,823	66,676,002
James A. Mitchell	66,031,520	624,823	66,656,343
William C. Nelson	65,981,809	624,823	66,606,632
Linda H. Talbot	65,978,748	624,823	66,603,571
Robert H. West	65,940,527	624,823	66,565,350

* No votes were cast against the nominees due to cumulative voting.

Ratification of Independent Auditors
Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2005. The voting regarding the appointment of auditors was as follows:

	Votes For	Votes Against	Abstentions	Total Votes

Deloitte & Touche LLP	65,767,076	421,870	399,007	66,587,953

KCP&L
Great Plains Energy is KCP&L’s sole shareholder. By a unanimous written consent dated as of May 3, 2005, Great Plains Energy, as the sole shareholder, elected the following directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations: David L. Bodde, Michael J. Chesser, William H. Downey, Mark A. Ernst, Randall C. Ferguson, Jr., Luis A. Jimenez, James A. Mitchell, William C. Nelson and Linda H. Talbot.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Great Plains Energy Documents

Exhibit Number	Description of Document
12.1	Ratio of Earnings to Fixed Charges.
31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1	Section 1350 Certifications.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit Number	Description of Document
10.2.a
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association.
10.2.b	Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer.
10.2.c
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation.
12.2	Ratio of Earnings to Fixed Charges.
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from KCP&L upon written request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Dated: August 8, 2005	By: /s/Michael J. Chesser (Michael J. Chesser) (Chief Executive Officer)
Dated: August 8, 2005	By: /s/Lori A. Wright (Lori A. Wright) (Principal Accounting Officer)
KANSAS CITY POWER & LIGHT COMPANY
Dated: August 8, 2005	By: /s/William H. Downey (William H. Downey) (Chief Executive Officer)
Dated: August 8, 2005	By: /s/Lori A. Wright (Lori A. Wright) (Principal Accounting Officer)