Form 10-Q
period 2006-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2006-05-05
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Exact name of registrant as specified in charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.greatplainsenergy.com

000-51873	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company			Yes	_	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_	Non-accelerated filer				_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_	Non-accelerated filer				X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	_	No	X

On May 1, 2006, Great Plains Energy Incorporated had 74,904,567 shares of common stock outstanding.
On May 1, 2006, Kansas City Power & Light Company had one share of common stock outstanding, which was held by
Great Plains Energy Incorporated.

Great Plains Energy Incorporated and Kansas City Power & Light Company (KCP&L) separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

In March 2006, KCP&L filed a registration statement to register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (Exchange Act). This registration statement became effective in April 2006 and KCP&L is now required to file reports, including quarterly reports on Form 10-Q, under Section 13(a) of the Exchange Act.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the companies’ 2005 Form 10-K.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements regarding projected delivered volumes and margins, the outcome of regulatory proceedings, cost estimates of the comprehensive energy plan and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry and Great Plains Energy; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity; nuclear operations; ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses and the effects of competition; application of critical accounting policies, including, but not limited to, those related to derivatives and pension liabilities; workforce risks including compensation and benefits costs; performance of projects undertaken by non-regulated businesses and the success of efforts to invest in and develop new opportunities and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A. Risk Factors included in this report should be carefully read for further understanding of potential risks to the companies. Other sections of this report and other periodic reports filed by the companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc.
and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings (loss) per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

Abbreviation or Acronym	Definition

MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection
PRB	Powder River Basin
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$87,553	$103,068
Restricted cash	-	1,900
Receivables, net	241,792	259,043
Fuel inventories, at average cost	21,186	17,073
Materials and supplies, at average cost	57,556	57,017
Deferred income taxes	19,783	-
Assets of discontinued operations	-	627
Derivative instruments	15,753	39,189
Other	13,248	13,001
Total	456,871	490,918
Nonutility Property and Investments
Affordable housing limited partnerships	26,302	28,214
Nuclear decommissioning trust fund	95,063	91,802
Other	16,961	17,291
Total	138,326	137,307
Utility Plant, at Original Cost
Electric	4,999,326	4,959,539
Less-accumulated depreciation	2,354,984	2,322,813
Net utility plant in service	2,644,342	2,636,726
Construction work in progress	123,881	100,952
Nuclear fuel, net of amortization of $119,130 and $115,240	34,849	27,966
Total	2,803,072	2,765,644
Deferred Charges and Other Assets
Regulatory assets	188,383	179,922
Prepaid pension costs	87,763	98,295
Goodwill	88,139	87,624
Derivative instruments	8,628	21,812
Other	47,668	52,204
Total	420,581	439,857
Total	$3,818,850	$3,833,726

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$-	$6,000
Commercial paper	73,800	31,900
Current maturities of long-term debt	390,275	1,675
Accounts payable	205,435	231,496
Accrued taxes	41,593	37,140
Accrued interest	13,102	13,329
Accrued payroll and vacations	31,054	36,024
Accrued refueling outage costs	12,148	8,974
Deferred income taxes	-	1,351
Supplier collateral	-	1,900
Liabilities of discontinued operations	-	64
Derivative instruments	31,623	7,411
Other	24,821	25,658
Total	823,851	402,922
Deferred Credits and Other Liabilities
Deferred income taxes	610,073	621,359
Deferred investment tax credits	28,937	29,698
Asset retirement obligations	148,294	145,907
Pension liability	87,919	87,355
Regulatory liabilities	71,284	69,641
Derivative instruments	18,652	7,750
Other	64,141	65,787
Total	1,029,300	1,027,497
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,931,157 and 74,783,824 shares issued, stated value	747,903	744,457
Retained earnings	454,308	488,001
Treasury stock-44,836 and 43,376 shares, at cost	(1,346)	(1,304)
Accumulated other comprehensive loss	(25,925)	(7,727)
Total	1,174,940	1,223,427
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 8)	751,759	1,140,880
Total	1,965,699	2,403,307
Commitments and Contingencies (Note 13)
Total	$3,818,850	$3,833,726

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2006	2005
Operating Revenues	(thousands)
Electric revenues - KCP&L	$240,390	$233,215
Electric revenues - Strategic Energy	318,012	311,316
Other revenues	783	583
Total	559,185	545,114
Operating Expenses
Fuel	47,400	41,490
Purchased power - KCP&L	5,117	11,490
Purchased power - Strategic Energy	325,758	277,866
Skill set realignment costs (Note 9)	9,393	-
Other	76,235	79,895
Maintenance	22,590	29,358
Depreciation and amortization	38,946	37,862
General taxes	27,644	25,856
(Gain) loss on property	99	(519)
Total	553,182	503,298
Operating income	6,003	41,816
Non-operating income	2,985	1,924
Non-operating expenses	(2,141)	(1,315)
Interest charges	(17,323)	(17,487)
Income (loss) before income taxes, minority interest in
subsidiaries and loss from equity investments	(10,476)	24,938
Income taxes	8,630	(5,291)
Minority interest in subsidiaries	-	888
Loss from equity investments, net of income taxes	(290)	(345)
Net income (loss)	(2,136)	20,190
Preferred stock dividend requirements	411	411
Earnings (loss) available for common shareholders	$(2,547)	$19,779

Average number of common shares outstanding	74,659	74,436

Basic and diluted earnings (loss) per common share	$(0.03)	$0.27

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)
		Revised
Three Months Ended March 31	2006	2005
Cash Flows from Operating Activities	(thousands)
Net income (loss)	$(2,136)	$20,190
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	38,946	37,862
Amortization of:
Nuclear fuel	3,890	3,277
Other	2,334	2,659
Deferred income taxes, net	(17,045)	10,284
Investment tax credit amortization	(761)	(972)
Loss from equity investments, net of income taxes	290	345
(Gain) loss on property	99	(519)
Minority interest in subsidiaries	-	(888)
Fair value impacts from energy contracts	35,874	(4,998)
Other operating activities (Note 4)	(4,067)	(60,437)
Net cash from operating activities	57,424	6,803
Cash Flows from Investing Activities
Utility capital expenditures	(73,899)	(32,295)
Allowance for borrowed funds used during construction	(898)	(435)
Purchases of investments	(700)	(14,976)
Purchases of nonutility property	(1,358)	(1,601)
Proceeds from sale of assets and investments	109	15,064
Purchases of nuclear decommissioning trust investments	(15,586)	(7,912)
Proceeds from nuclear decommissioning trust investments	14,698	7,024
Hawthorn No. 5 partial insurance recovery	-	10,000
Other investing activities	(791)	(2,216)
Net cash from investing activities	(78,425)	(27,347)
Cash Flows from Financing Activities
Issuance of common stock	2,599	3,971
Issuance fees	(32)	(8)
Net change in short-term borrowings	35,900	6,200
Dividends paid	(31,516)	(31,303)
Other financing activities	(1,465)	(1,400)
Net cash from financing activities	5,486	(22,540)
Net Change in Cash and Cash Equivalents	(15,515)	(43,084)
Less: Net Change in Cash and Cash Equivalents from
Discontinued Operations	-	(626)
Cash and Cash Equivalents at Beginning of Year	103,068	127,129
Cash and Cash Equivalents at End of Period	$87,553	$84,671

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2006		2005
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,783,824	$744,457	74,394,423	$731,977
Issuance of common stock	100,507	2,599	145,340	3,972
Issuance of restricted common stock	46,826	1,320	47,729	1,445
Equity compensation expense		510		280
Unearned Compensation
Issuance of restricted common stock		(1,320)		(1,445)
Compensation expense recognized		306		319
Other		31		54
Ending balance	74,931,157	747,903	74,587,492	736,602
Retained Earnings
Beginning balance		488,001		451,491
Net income (loss)		(2,136)		20,190
Dividends:
Common stock		(31,057)		(30,892)
Preferred stock - at required rates		(411)		(411)
Performance shares		(89)		-
Ending balance		454,308		440,378
Treasury Stock
Beginning balance	(43,376)	(1,304)	(28,488)	(856)
Treasury shares acquired	(1,460)	(42)	-	-
Ending balance	(44,836)	(1,346)	(28,488)	(856)
Accumulated Other Comprehensive Loss
Beginning balance		(7,727)		(41,018)
Derivative hedging activity, net of tax		(18,198)		8,724
Minimum pension obligation, net of tax		-		(37)
Ending balance		(25,925)		(32,331)
Total Common Shareholders' Equity		$1,174,940		$1,143,793

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2006	2005
	(thousands)
Net income (loss)	$(2,136)	$20,190
Other comprehensive income
Gain (loss) on derivative hedging instruments	(40,703)	18,856
Income taxes	17,283	(8,047)
Net gain (loss) on derivative hedging instruments	(23,420)	10,809
Reclassification to expenses, net of tax	5,222	(2,085)
Derivative hedging activity, net of tax	(18,198)	8,724
Change in minimum pension obligation	-	(60)
Income taxes	-	23
Net change in minimum pension obligation	-	(37)
Comprehensive income (loss)	$(20,334)	$28,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$2,718	$2,961
Receivables, net	65,103	70,264
Fuel inventories, at average cost	21,186	17,073
Materials and supplies, at average cost	57,556	57,017
Deferred income taxes	10,216	8,944
Prepaid expenses	11,417	11,292
Derivative instruments	3,787	-
Total	171,983	167,551
Nonutility Property and Investments
Nuclear decommissioning trust fund	95,063	91,802
Other	7,498	7,694
Total	102,561	99,496
Utility Plant, at Original Cost
Electric	4,999,326	4,959,539
Less-accumulated depreciation	2,354,984	2,322,813
Net utility plant in service	2,644,342	2,636,726
Construction work in progress	123,881	100,952
Nuclear fuel, net of amortization of $119,130 and $115,240	34,849	27,966
Total	2,803,072	2,765,644
Deferred Charges and Other Assets
Regulatory assets	188,383	179,922
Prepaid pension costs	87,763	98,002
Other	27,504	27,905
Total	303,650	305,829
Total	$3,381,266	$3,338,520

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$500	$500
Commercial paper	73,800	31,900
Current maturities of long-term debt	225,000	-
Accounts payable	93,009	106,040
Accrued taxes	39,204	27,448
Accrued interest	11,376	11,549
Accrued payroll and vacations	28,162	27,520
Accrued refueling outage costs	12,148	8,974
Derivative instruments	388	-
Other	8,196	8,600
Total	491,783	222,531
Deferred Credits and Other Liabilities
Deferred income taxes	626,163	627,048
Deferred investment tax credits	28,937	29,698
Asset retirement obligations	148,294	145,907
Pension liability	85,850	85,301
Regulatory liabilities	71,284	69,641
Derivative instruments	3,163	2,601
Other	39,865	38,387
Total	1,003,556	998,583
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	887,041
Retained earnings	275,833	283,850
Accumulated other comprehensive loss	(27,850)	(29,909)
Total	1,135,024	1,140,982
Long-term debt (Note 8)	750,903	976,424
Total	1,885,927	2,117,406
Commitments and Contingencies (Note 13)
Total	$3,381,266	$3,338,520

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2006	2005
Operating Revenues	(thousands)
Electric revenues	$240,390	$233,215
Other revenues	-	113
Total	240,390	233,328
Operating Expenses
Fuel	47,400	41,490
Purchased power	5,117	11,490
Skill set realignment costs (Note 9)	9,293	-
Other	62,558	65,963
Maintenance	22,578	29,346
Depreciation and amortization	37,000	36,395
General taxes	26,289	24,555
(Gain) loss on property	97	(516)
Total	210,332	208,723
Operating income	30,058	24,605
Non-operating income	1,713	1,497
Non-operating expenses	(1,057)	(1,153)
Interest charges	(14,858)	(14,619)
Income before income taxes and minority interest
in subsidiaries	15,856	10,330
Income taxes	(3,873)	(965)
Minority interest in subsidiaries	-	888
Net income	$11,983	$10,253

The disclosures regarding consolidated KCP&L included in the accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2006	2005
Cash Flows from Operating Activities	(thousands)
Net income	$11,983	$10,253
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	37,000	36,395
Amortization of:
Nuclear fuel	3,890	3,277
Other	1,650	1,956
Deferred income taxes, net	(2,615)	(3,201)
Investment tax credit amortization	(761)	(972)
(Gain) loss on property	97	(516)
Minority interest in subsidiaries	-	(888)
Other operating activities (Note 4)	3,040	(50,106)
Net cash from operating activities	54,284	(3,802)
Cash Flows from Investing Activities
Utility capital expenditures	(73,899)	(32,295)
Allowance for borrowed funds used during construction	(898)	(435)
Purchases of nonutility property	(28)	(10)
Proceeds from sale of assets	109	63
Purchases of nuclear decommissioning trust investments	(15,586)	(7,912)
Proceeds from nuclear decommissioning trust investments	14,698	7,024
Hawthorn No. 5 partial insurance recovery	-	10,000
Other investing activities	(791)	(2,218)
Net cash from investing activities	(76,395)	(25,783)
Cash Flows from Financing Activities
Net change in short-term borrowings	41,900	9,525
Dividends paid to Great Plains Energy	(20,000)	(30,800)
Issuance fees	(32)	(8)
Net cash from financing activities	21,868	(21,283)
Net Change in Cash and Cash Equivalents	(243)	(50,868)
Cash and Cash Equivalents at Beginning of Year	2,961	51,619
Cash and Cash Equivalents at End of Period	$2,718	$751

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31		2006	2005
Shares		Amount	Shares	Amount
(thousands, except share amounts)
Common Stock	1	$887,041	1	$887,041
Retained Earnings
Beginning balance		283,850		252,893
Net income		11,983		10,253
Dividends:
Common stock held by Great Plains Energy		(20,000)		(30,800)
Ending balance		275,833		232,346
Accumulated Other Comprehensive Loss
Beginning balance		(29,909)		(40,334)
Derivative hedging activity, net of tax		2,059		800
Minimum pension obligation, net of tax		-		(37)
Ending balance		(27,850)		(39,571)
Total Common Shareholder's Equity		$1,135,024		$1,079,816

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2006	2005
	(thousands)
Net income	$11,983	$10,253
Other comprehensive income
Gain on derivative hedging instruments	3,399	1,298
Income taxes	(1,278)	(498)
Net gain on derivative hedging instruments	2,121	800
Reclassification to expenses, net of tax	(62)	-
Derivative hedging activity, net of tax	2,059	800
Change in minimum pension obligation	-	(60)
Income taxes	-	23
Net change in minimum pension obligation	-	(37)
Comprehensive income	$14,042	$11,016

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L has two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS). HSS has no active operations.

•
KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas).

•
Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company indirectly owns 100% of Strategic Energy.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L.

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments, KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, Services, all KLT Inc. operations other than Strategic Energy, and holding company operations.

2.	BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended March 31, 2006 and 2005. To determine basic EPS, preferred stock dividend requirements are deducted from net income (loss) before dividing by the average number of common shares outstanding. The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

Three Months Ended March 31	2006	2005
Income	(millions, except per share amounts)
Net income (loss)	$(2.1)	$20.2
Less: preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$(2.5)	$19.8
Common Shares Outstanding
Average number of common shares outstanding	74.7	74.4
Add: effect of dilutive securities	-	0.2
Diluted average number of common shares outstanding	74.7	74.6

Basic and diluted EPS	$(0.03)	$0.27

At March 31, 2006, 203,319 performance shares, 166,792 restricted stock shares, 109,472 stock options and 6.5 million FELINE PRIDES were excluded from the diluted earnings calculation because the Company had a net loss; therefore, no potential common shares are included in the calculation because the effect is anti-dilutive. At March 31, 2005, there were no anti-dilutive shares applicable to stock options, performance shares, restricted stock or FELINE PRIDES.

In May 2006, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable June 20, 2006, to shareholders of record as of May 30, 2006. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2006, to shareholders of record as of August 11, 2006.

3.	CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at acquisition. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $18.4 million and $21.9 million at March 31, 2006 and December 31, 2005, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy had no restricted cash collateral at March 31, 2006, and $1.9 million at December 31, 2005.

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$18.3	$(35.8)
Fuel inventories	(4.1)	(3.8)
Materials and supplies	(0.5)	(1.3)
Accounts payable	(29.3)	(1.6)
Accrued taxes	4.8	(17.8)
Accrued interest	(0.2)	1.4
Accrued refueling outage costs	3.2	1.7
Pension and postretirement benefit assets and obligations	4.7	9.2
Allowance for equity funds used during construction	(0.9)	(0.8)
Other	(0.1)	(11.6)
Total other operating activities	$(4.1)	$(60.4)
Cash paid during the period:
Interest	$16.8	$16.8
Income taxes	$14.0	$14.8

Consolidated KCP&L Other Operating Activities
Three Months Ended March 31	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$5.9	$(54.7)
Fuel inventories	(4.1)	(3.8)
Materials and supplies	(0.5)	(1.3)
Accounts payable	(16.8)	0.9
Accrued taxes	11.8	(1.6)
Accrued interest	(0.2)	1.2
Accrued refueling outage costs	3.2	1.7
Pension and postretirement benefit assets and obligations	4.3	7.6
Allowance for equity funds used during construction	(0.9)	(0.8)
Other	0.3	0.7
Total other operating activities	$3.0	$(50.1)
Cash paid during the period:
Interest	$14.5	$12.8
Income taxes	$11.4	$20.2

Discontinued Operations
In the fourth quarter of 2005, the Company changed the presentation of its consolidated statements of cash flows to include the cash flows from operating, investing and financing activities of discontinued operations within the respective categories of operating, investing and financing activities and retroactively revised the consolidated statement of cash flow for the three months ended March 31, 2005, as applicable. Net cash flows from operating activities as previously reported were $7.4 million and net cash flows from operating activities as currently reported are $6.8 million, resulting in a $0.6 million change in cash flows.

5.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	March 31	December 31
	2006	2005
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$19.4	$34.0
Allowance for doubtful accounts	(1.1)	(1.0)
Other receivables	46.8	37.3
Consolidated KCP&L receivables	65.1	70.3
Other Great Plains Energy
Other receivables	181.4	193.0
Allowance for doubtful accounts	(4.7)	(4.3)
Great Plains Energy receivables	$241.8	$259.0
(a) Customer accounts receivable included unbilled receivables of $26.2 million and $31.4 million at March 31, 2006 and December 31, 2005, respectively.

Consolidated KCP&L’s other receivables at March 31, 2006 and December 31, 2005, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. Great Plains Energy’s other receivables at March 31, 2006 and December 31, 2005, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $88.0 million and $99.9 million, respectively.

Under an agreement, KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company. KCP&L does not recognize a servicing asset or liability since management determined the collection agent fee earned by KCP&L approximates market value. Information regarding KCP&L’s sale of accounts receivable to Receivables Company under this agreement is reflected in the following table.

Three Months Ended		Receivables	Consolidated
March 31, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(197.2)	$197.2	$-
Gain (loss) on sale of accounts receivable (a)	(2.0)	2.1	0.1
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.8)	(0.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(212.5)	212.5	-
Cash paid to KCP&L for receivables purchased	210.4	(210.4)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.3	(0.3)	-
(a) The net gain is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit. Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Nuclear Liability and Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of terrorism and related losses, as defined by the Terrorism Risk Insurance Act, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $15 million ($7.1 million, KCP&L’s 47% share) per incident per year effective with the Energy Policy Act of 2005. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment is in addition to worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share). NEIL provides this insurance.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $26.5 million ($12.4 million, KCP&L’s 47% share) per policy year.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.

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

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission a one-time amount of $145.8 million. At the request of the Commission, WCNOC along with other members of the Compact, filed with the Commission their claims for refund. In 2005, WCNOC received a return of its investment of $19.6 million ($9.2 million, KCP&L’s 47% share), including pre-judgment interest and attorney’s fees. The Commission continues to explore alternative long-term waste disposal capability and has retained a portion of the settlement, above the amounts returned, until it determines what role it will take in the development of alternative disposal capability. In April 2006, WCNOC received an additional $1.7 million ($0.8 million, KCP&L’s 47% share). The remaining insignificant amount will be retained by the Commission for future operations. In April 2006, WCNOC and other affected generators filed a lawsuit in Federal District Court in Nebraska. The lawsuit is intended to preserve their ability to continue to pursue their claim for their share of the remaining amount plus interest.

7.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and orders received from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) in 2005. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. In March 2006, the Circuit Court of Cole County, Missouri, affirmed the MPSC Order and the Sierra Club has appealed the decision to the Missouri Court of Appeals. The Kansas District Court denied the Sierra Club’s appeal in May 2006. The Sierra Club may appeal to the Kansas Court of

Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requested rate increases reflect recovery of increasing operating costs including fuel, transportation and pensions as well as investments in wind generation and customer programs and compensation for wholesale sales volatility and construction risks. The request is based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. Discovery is underway and management anticipates that approved rate adjustments for both jurisdictions will go into effect January 1, 2007. Formal evidentiary hearings before the MPSC and KCC are scheduled for October 2006.

KCP&L has initiated construction of its 100.5 MW wind project located in Spearville, Kansas. Management expects the project to be completed and on-line in time for inclusion in the current rate cases. A request to the Southwest Power Pool, Inc. (SPP) has been made for firm transmission capacity. Management expects a response to its request in the second quarter of 2006. The environmental upgrades at LaCygne No. 1 began with the spring outage in the first quarter of 2006 and will be completed during the spring 2007 outage. An owner’s engineer has been hired and the engineering design for Iatan Station is in progress. The Iatan No. 2 boiler and steam turbine and the Iatan Nos. 1 and 2 air emission control equipment procurement is in progress and plant construction is expected to start in 2006. Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates by August. The definitive estimates could be materially different than the current estimates; however, management is confident that project costs will be competitive with other similar projects.

In the first quarter of 2006, KCP&L received its air permit and a water quality certification from the Missouri Department of Natural Resources. The Sierra Club is appealing the air permit. KCP&L anticipates issuances of a wetlands permit, a permit for the construction of a temporary barge slip and an Environmental Assessment with a finding of No Significant Impact toward mid-year 2006.

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” and has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.

	Amortization	March 31	December 31
	ending period	2006	2005
Regulatory Assets		(millions)
Taxes recoverable through future rates		$84.9	$85.7
Decommission and decontaminate federal uranium
enrichment facilities	2007	1.2	1.3
Loss on reacquired debt	2037	6.9	7.1
January 2002 incremental ice storm costs (Missouri)	2007	3.8	4.9
Change in depreciable life of Wolf Creek	2045	31.9	27.4
Cost of removal		8.8	9.3
Asset retirement obligations		22.9	23.6
Future recovery of pension costs	(a)	21.4	15.6
Pension accounting method difference	(a)	0.8	-
Other	Various	5.8	5.0
Total Regulatory Assets		$188.4	$179.9
Regulatory Liabilities
Emission allowances	(a)	$64.4	$64.3
Pension accounting method difference	(a)	-	1.0
Additional Wolf Creek amortization (Missouri)	(a)	6.9	4.3
Total Regulatory Liabilities		$71.3	$69.6
(a) Will be amortized in accordance with future rate cases.

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs when included in rate base. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The pension accounting method difference (which may be either a regulatory asset or liability) and certain insignificant items in Regulatory Assets - Other are not included in rate base.

Southwest Power Pool Regional Transmission Organization
KCP&L is a member of the SPP, which is a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO). In February 2006, KCP&L reached an agreement with the MPSC staff and interveners regarding interim approval to turn over functional control of KCP&L’s transmission facilities to SPP and participate in the energy imbalance service market. The MPSC has scheduled an on-the-record presentation concerning this agreement for May 12, 2006. It is anticipated that the MPSC will issue an order concerning KCP&L’s participation soon thereafter. KCC has held workshops seeking additional information on KCP&L’s request to turn over functional control of its transmission facilities and participate in the energy imbalance service market. KCC has scheduled hearings concerning KCP&L’s application July 17, 2006, with an order to be issued in late summer 2006. In January 2006, SPP made a revised filing to FERC addressing FERC’s issues cited in its order rejecting SPP’s original filing for an energy imbalance service market. In March 2006, FERC issued an order on the revised filing rejecting in part, conditionally accepting in part and suspending the start of the SPP energy imbalance service market to no earlier than October 1, 2006, and required SPP to make additional filings. FERC provided guidance on several issues considered critical to the successful implementation of the energy imbalance service market. KCP&L will continue preparation for this new start-up date.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection (PJM) and the Midwest Independent Transmission System Operator, Inc. (MISO) during a 16-month transition period from December 1, 2004 through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone are allocated a portion of the SECA based on transmission services provided to that zone during 2002 and 2003. Strategic Energy recorded purchased power expenses for these charges totaling $2.7 million for the three months ended March 31, 2006, which is the end of the transition period. Strategic Energy billed $0.4 million for the three months ended March 31, 2006, of its SECA costs to its retail customers.

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

8.	CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2006	2005
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$0.5	$0.5
3.48%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%	2007	225.0	225.0
6.50%	2011	150.0	150.0
6.05%	2035	250.0	250.0
Unamortized discount		(1.7)	(1.8)
EIRR bonds
4.75% Series A & B	2015	104.2	104.6
4.75% Series D	2017	39.1	39.3
4.65% Series 2005	2035	50.0	50.0
Current maturities		(225.0)	-
Total consolidated KCP&L excluding current maturities		750.9	976.4

Other Great Plains Energy
7.70%* Affordable Housing Notes	2006-2008	2.6	2.6
4.25% FELINE PRIDES Senior Notes	2009	163.6	163.6
Current maturities**		(165.3)	(1.7)
Total consolidated Great Plains Energy excluding current maturities		$751.8	$1,140.9
* Weighted-average interest rates at March 31, 2006.
** Includes $163.6 million of FELINE PRIDES Senior Notes scheduled to mature in 2009, but must be remarketed between August 16, 2006 and February 16, 2007.

Effective Interest Rates on KCP&L’s Unsecured Notes at March 31, 2006
Interest rate swaps on KCP&L’s Series A, B and D EIRR bonds resulted in an effective interest rate of 5.85%. As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s 6.05% Senior Notes is 5.78%.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2006	2005
	(millions)
Consolidated KCP&L	$0.5	$0.6
Other Great Plains Energy	0.2	0.1
Total Great Plains Energy	$0.7	$0.7

Forward Starting Swaps
During the first quarter of 2006, KCP&L entered into two Forward Starting Swaps with a combined notional principal amount of $225.0 million to hedge interest rate volatility on the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 16 for additional information.

Short-Term Borrowings And Short-Term Bank Lines of Credit
Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2006, the Company was in compliance with this covenant. At March 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $47.0 million under the credit facility as credit support for Strategic Energy. At December 31, 2005, Great Plains Energy had $6.0 million of outstanding borrowings with an interest rate of 4.98% and had issued letters of credit totaling $38.5 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009, to provide support for its issuance of commercial paper and other general purposes. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2006, KCP&L was in compliance with this covenant. At March 31, 2006, KCP&L had $73.8 million of commercial paper outstanding, at a weighted-average interest rate of 4.95% and no cash borrowings under the facility. At December 31, 2005, KCP&L had $31.9 million of commercial paper outstanding, at a weighted-average interest rate of 4.35% and no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. So long as there is no default or unmatured default, Strategic Energy may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has currently guaranteed $25.0 million of this facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this amended agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this amended agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At March 31, 2006, Strategic Energy was in compliance with these covenants. At March 31, 2006, $62.1 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2005, $75.2 million in letters of credit had been issued and there were no cash borrowings under the agreement.

Common Shareholders’ Equity
At March 31, 2006, Great Plains Energy had 3.0 million shares of common stock registered with the Securities and Exchange Commission (SEC) for a Dividend Reinvestment and Direct Stock Purchase Plan (Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the Plan. During the first quarter of 2006, Great Plains Energy filed a registration statement with the SEC to register an additional 1.0 million shares.

During the first quarter of 2006, Great Plains Energy registered an additional 1.0 million shares of common stock with the SEC for its defined contribution savings plan bringing the total number of shares registered to 10.3 million.

9.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC. Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

The MPSC and KCC issued orders in 2005 establishing KCP&L’s annual pension costs at $22 million for the years 2005 and 2006 through the creation of regulatory assets and liabilities for future recovery from or refund to customers, as appropriate. As a result, KCP&L’s 2006 pension costs were reduced and the corresponding regulatory assets were increased by $7.6 million.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following table provides the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2006	2005	2006	2005
Components of net periodic benefit cost	(millions)
Service cost	$4.7	$4.3	$0.2	$0.3
Interest cost	7.7	7.4	0.7	0.7
Expected return on plan assets	(8.2)	(8.1)	(0.1)	(0.2)
Amortization of prior service cost	1.1	1.1	0.1	0.1
Recognized net actuarial loss (gain)	8.0	4.7	0.2	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit cost before
regulatory adjustment	13.3	9.4	1.4	1.3
Regulatory adjustment	(7.6)	-	-	-
Net periodic benefit cost	$5.7	$9.4	$1.4	$1.3

Consolidated KCP&L Skill Set Realignment Costs
Over the past several months, management undertook a process to assess, improve and reposition the skill sets of KCP&L’s employees for implementation of the comprehensive energy plan. For the three months ended March 31, 2006, KCP&L recorded $9.3 million related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees. Management anticipates the need to fill positions with the specific skill sets and talent needed to achieve KCP&L’s goals. Management believes that the realignment allows for optimization of employee levels and avoids future additional expense.  Additionally, estimated pension settlement costs of approximately $7.8 million associated with the realignment will be recorded in the second quarter of 2006. The pension settlement costs are a result of the number of employees retiring and selecting the lump-sum payment option. The final pension settlement costs will be determined after the end of the plan year in the fourth quarter of 2006.

10.	EQUITY COMPENSATION

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified prospective application method. The adoption of SFAS No. 123R had an insignificant effect on the Company’s income statement and cash flows for the three months ended March 31, 2006.

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. Common stock shares delivered by the Company under the Long-Term Incentive Plan may be authorized but unissued common stock, common stock held in the treasury or purchased on the open market (including private purchases) in accordance with applicable security laws. The Company has a policy of delivering newly issued shares, or shares surrendered by Plan participants on account of withholding taxes and held in treasury, or both, to satisfy share option exercises and does not expect to repurchase common shares during 2006 to satisfy stock option exercises for the period.

SFAS No. 123R requires forfeitures to be estimated for the year and the expense is no longer reversed when the forfeiture occurs. Forfeiture rates are based on historical and future expectations and will be reevaluated annually. The Company recognized compensation expense of $0.8 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively.

Stock Options Granted 2001 - 2003
Stock options were granted under the plan at market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. The fair value for the stock options granted in 2001 - 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense and accrued dividends related to stock options are recognized over the stated vesting period. Exercise prices range from $24.90 to $27.73. The stock options are expected to be fully vested by the end of the third quarter of 2006 and management does not anticipate any additional forfeiture expense for 2006.

All stock option activity for the three months ended March 31, 2006, is summarized in the following table.

			Remaining
		Exercise	Contractual
Stock Options	Shares	Price*	Term*
Beginning balance	111,455	$25.56
Forfeited or expired	(1,983)	27.73
Ending balance	109,472	25.52	5.7
Exercisable at March 31	95,000	25.19	5.5
* weighted-average

A summary of the status of the Company’s nonvested stock options as of March 31, 2006, and changes during the three months ended, is presented in the following table.

Nonvested		Fair
Stock Options	Shares	Value *
Beginning balance	16,455	$3.15
Forfeited	(1,983)	3.15
Ending balance	14,472	3.15
* 2003 grant-date fair value

As of March 31, 2006, there was an insignificant amount of total unrecognized compensation expense related to nonvested stock options granted under the Plan, which will be recognized by the end of the third quarter of 2006.  The total fair value of shares vested was insignificant during the three months ended March 31, 2006 and 2005.

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Company’s Board of Directors. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Company performance, based on internal measures and market conditions, over stated performance periods. Performance shares have a value equal to the market value of the shares on the grant date with accruing dividends. Compensation expense, calculated by multiplying shares by the related grant-date fair value less the present value of dividends, and accrued dividends related to performance shares are recognized over the stated period.

Performance share activity for the three months ended March 31, 2006, is summarized in the following table.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	172,761	$30.17
Performance adjustment	(2,650)
Granted	94,159	28.20
Issued	(9,499)	27.73
Ending balance	254,771	29.56
* weighted-average

At March 31, 2006, the remaining weighted-average contractual term was 1.9 years. The weighted-average grant-date fair value of shares granted during the three months ended March 31, 2006 and 2005, was $28.20 and $30.30, respectively. As of March 31, 2006, there was $3.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested performance shares granted under the Plan, which will be recognized over the weighted-average contractual term.  The total fair value of shares vested was insignificant during the three months ended March 31, 2006 and 2005.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issued date. Restricted stock shares issued vest over a stated period of time with accruing reinvested dividends. Compensation expense, calculated by multiplying shares by the related grant-date fair value less the present value of dividends, and accrued dividends related to restricted stock are recognized over the stated vesting period.

Restricted stock activity for the three months ended March 31, 2006, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	119,966	$30.50
Issued	46,826	28.20
Ending balance	166,792	29.85
* weighted-average

At March 31, 2006, the remaining weighted-average contractual term was 1.9 years. The weighted-average issued-date fair value of shares granted during the three months ended March 31, 2006 and 2005 was $28.20 and $30.27, respectively. As of March 31, 2006, there was $2.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Plan, which will be recognized over the weighted-average contractual term.  No shares vested during the three months ended March 31, 2006 or 2005.

11.	TAXES

Components of income taxes are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2006	2005
Current income taxes	(millions)
Federal	$10.5	$(1.2)
State	(0.2)	(2.8)
Total	10.3	(4.0)
Deferred income taxes
Federal	(14.1)	6.5
State	(4.1)	3.8
Total	(18.2)	10.3
Investment tax credit amortization	(0.8)	(1.0)
Total	$(8.7)	$5.3

Consolidated KCP&L
Three Months Ended March 31	2006	2005
Current income taxes	(millions)
Federal	$6.6	$4.6
State	0.7	0.4
Total	7.3	5.0
Deferred income taxes
Federal	(2.3)	(2.9)
State	(0.3)	(0.2)
Total	(2.6)	(3.1)
Investment tax credit amortization	(0.8)	(1.0)
Total	$3.9	$0.9

Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended March 31	2006	2005	2006	2005
Federal statutory income tax	$(3.8)	$8.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.2	0.3	(2.2)	1.2
Amortization of investment tax credits	(0.8)	(1.0)	7.1	(3.8)
Federal income tax credits	(1.2)	(2.6)	11.1	(10.1)
State income taxes	(1.8)	0.7	17.0	2.6
Changes in uncertian tax positions, net	(0.8)	0.3	7.3	1.3
Manufacturing deduction	(0.2)	(0.5)	2.1	(2.1)
Other	(0.3)	(0.8)	2.8	(3.3)
Total	$(8.7)	$5.3	80.2%	20.8%

Consolidated KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended March 31	2006	2005	2006	2005
Federal statutory income tax	$5.5	$3.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.2	0.3	1.5	2.8
Amortization of investment tax credits	(0.8)	(1.0)	(4.8)	(8.7)
State income taxes	0.4	0.2	2.4	2.0
Changes in uncertian tax positions, net	0.1	0.2	0.8	1.6
Manufacturing deduction	(0.2)	(0.5)	(1.4)	(4.8)
Parent company tax benefits	(1.1)	(1.5)	(7.0)	(13.8)
Other	(0.2)	(0.7)	(2.1)	(5.5)
Total	$3.9	$0.9	24.4%	8.6%

Great Plains Energy’s income taxes decreased $14.0 million for the three months ended March 31, 2006, compared to the same period of 2005 primarily due to a $35.4 million decrease in pre-tax income. In addition, consolidated KCP&L’s income taxes increased $3.0 million primarily due to a $5.6 million increase in pre-tax income.

The increase in the effective tax rate for Great Plains Energy for the three months ended March 31, 2006, compared to the same period of 2005 was primarily due to incurring a pre-tax loss in the current quarter, compared to pre-tax income in the same period of 2005. As a result, items such as federal income tax credits, investment tax credits and state income tax credits increase the effective rate, instead of reducing the effective rate, as in the prior period.

Uncertain Tax Positions
Management evaluates and records tax liabilities for uncertain tax positions based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At March 31, 2006 and December 31, 2005, the Company had $4.2 million and $4.6 million, respectively, of liabilities for uncertain tax positions related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $1.3 million and $1.2 million at March 31, 2006 and December 31, 2005, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the companies will reverse these tax provisions to net income. If the positions are not ultimately sustained, the companies may be required to make cash payments plus interest and/or utilize the companies’ federal and state credit carryforwards.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $4.4 million and $15.4 million for the three months ended March 31, 2006 and 2005, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At March 31, 2006 and December 31, 2005, consolidated KCP&L had a net intercompany payable to Services of $1.8 million and $3.5 million, respectively. In the third quarter of 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business. At

March 31, 2006 and December 31, 2005, consolidated KCP&L’s balance sheets reflect HSS’s note payable to Great Plains Energy of $0.5 million.

13.	COMMITMENTS AND CONTINGENCIES

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. At March 31, 2006 and December 31, 2005, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Environmental-related legislation is regularly introduced. Such legislation typically includes various compliance dates and compliance limits. Such legislation could have the potential for a significant financial impact on KCP&L, including the installation of new pollution control equipment to achieve compliance. However, KCP&L would seek recovery of capital costs and expenses for such compliance through rates. KCP&L will continue to monitor proposed legislation.

The following table contains estimates of expenditures to comply with environmental laws and regulations described below. The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$395	-	575		$-		$395	-	575	2005 - 2015
Incremental BART	55	-	85	225	-	325	280	-	410	2005 - 2013
Incremental CAMR	48	-	70	4	-	6	52	-	76	2010 - 2018
Comprehensive energy plan retrofits	(171)			(101)			(272)			2006 - 2008
Estimated required environmental expenditures in
excess of the comprehensive energy plan retrofits	$327	-	559	$128	-	230	$455	-	789

Expenditure estimates provided in the table above include, but are not limited to, the accelerated environmental upgrade expenditures included in KCP&L’s comprehensive energy plan. These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter. KCP&L’s expectation is that any such expenditures will be recovered through rates.

Clean Air Interstate Rule
The Environmental Protection Agency (EPA) Clean Air Interstate Rule (CAIR) requires reductions in SO2 and NOx emissions in 28 states, including Missouri. The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective on January 1, 2015.

KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while its fossil fuel-fired plants in Kansas are not.

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final rule establishes a market-based cap-and-trade program. Missouri has established a CAIR task force to determine an emission allowance allocation mechanism through a State Implementation Plan (SIP) that is expected to be issued by December 2006 or early 2007. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has banked from previous years of the Acid Rain Program to meet the more stringent CAIR requirements. At March 31, 2006, KCP&L had banked just under 120,000 tons of SO2 emission allowances, which are recorded in inventory at zero cost. KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s comprehensive energy plan as approved by MPSC and KCC.

Analysis of the final rule indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for KCP&L’s Montrose Station, in addition to the environmental upgrades at Iatan No. 1 included in the comprehensive energy plan. The timing of the installation of such control equipment is currently being developed. KCP&L continues to refine the preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions. BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri. The CAIR suggests that states that meet the CAIR requirements may also meet BART requirements for individual sources. Missouri is considering this proposal as part of the CAIR SIP, but no final decision has been reached. Kansas is not a CAIR state and therefore BART will likely impact LaCygne Nos. 1 and 2. Kansas is in the process of completing modeling associated with the rule. States must submit a BART implementation plan in 2007 with required emission controls. If emission controls to comply with BART are required at LaCygne Nos. 1 and 2, additional capital expenditures will be required above comprehensive energy plan upgrades. KCP&L continues to refine its preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act. The rule established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.

Facilities will demonstrate compliance with the standard by holding allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Management expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap. During the ensuing years, management will closely monitor advances in technology for removal of mercury from Powder River Basin (PRB) coal and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date. The ultimate cost of this rule could be significantly different from the amounts estimated in the table above. KCP&L participated in the Department of Energy (DOE) National Energy Technology Laboratory project to investigate control technology options for mercury removal from coal-fired plants burning sub-bituminous coal.

In 2005, the EPA agreed to reconsider certain aspects of the rule and to invite additional comments on certain aspects of the rule. However, in its reconsideration notice, the EPA reiterated its position that the methodology used for the risk analysis performed to justify the CAMR is sound and scientifically justified. Comments were due in December 2005 but the EPA has not yet made an announcement on the reconsideration.

Carbon Dioxide
The Clear Skies Initiative includes a climate change policy, which is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration's strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% by 2012. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. would lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

KCP&L is a member of the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. Power Partners entered into a cooperative umbrella memorandum of understanding (MOU) with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity), consistent with the EEI’s 2003 commitment of a 3% to 5% reduction over the next decade.

Air Particulate Matter and Ozone
The EPA standards for ozone and particulate matter air quality include an eight-hour ozone standard and a standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. The EPA has designated the Kansas City area as attainment with respect to the PM-2.5 National Ambient Air Quality Standards (NAAQS). Additionally, the EPA designated Jackson, Platte, Clay and Cass counties in Missouri and Johnson, Linn, Miami and Wyandotte counties in Kansas as attainment with respect to the eight-hour ozone NAAQS.

In January 2006, the EPA published proposed revisions to the NAAQS for particulate matter. With regard to PM-2.5, the EPA proposed to reduce the level of the 24-hour PM-2.5 standard from 65 to 35 micrograms per cubic meter and to retain the level of the annual PM-2.5 standard at 15 micrograms per cubic meter. With regard to particles generally less than or equal to 10 micrograms per cubic meter, PM-10, the EPA proposes to revise the 24-hour PM-10 standard by establishing a new indicator for coarse particles (particles generally between 2.5 and 10 micrograms per cubic meter), PM-10-2.5, at a level of 70 micrograms per cubic meter. The EPA outlined certain alternatives and issues related to implementation of the proposed revisions and sought public comment. The EPA plans to take action on the proposal by September 2006. Management has not determined the impact of the proposed rule.

Water Use Regulations
The EPA has established Clean Water Act standards for cooling water intake structures. This regulation applies to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. The studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with this regulation is expected to be achieved between 2011 and 2014. Until the comprehensive demonstration studies are completed, the impact of this regulation cannot be quantified.

KCP&L holds a permit from the Missouri Department of Natural Resources covering water discharge from its Hawthorn Station. The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river. KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water. Until this matter is resolved, KCP&L continues to operate under its current permit. KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers, or both. The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

14.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. In February 2006, the STB announced a rulemaking proceeding to address certain issues associated with the calculation of stand-alone costs in rate complaint cases. Proceedings in KCP&L’s rate complaint case have been suspended pending the outcome of this rulemaking, and management currently expects a decision in the case in 2008. Until the STB case is decided, KCP&L is paying tariff rates subject to refund.

Framatome
In 2005, WCNOC filed a lawsuit on behalf of itself, KCP&L and the other two Wolf Creek owners against Framatome ANP, Inc., and Framatome ANP Richland, Inc. (Framatome) in the District Court of Coffey County, Kansas. The suit alleges various claims against Framatome related to the design, licensing and installation of a digital control system, which was not delivered. The suit seeks recovery of approximately $16 million in damages from Framatome. Framatome removed the case to U.S.

District Court for the District of Kansas. Thereafter, the plaintiffs filed a motion to remand the case back to Coffey County District Court, which was granted. Framatome has filed a counterclaim against the three Wolf Creek owners seeking recovery of damages alleged to be in excess of $20 million.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit in 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million, of which $18.5 million was recorded as a recovery of capital expenditures. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri. Oral arguments occurred in February 2006 and an opinion is expected later in 2006.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. Approximately sixty other similar cases are pending before that court. The court has stayed the Wolf Creek case until at least October 2006 to allow for some of the earlier cases to be decided first. Another federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L management cannot predict the outcome of the Wolf Creek case.

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy. The plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreement) for the bundled product in Pennsylvania. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreement with Strategic Energy. Strategic Energy has filed preliminary objections asking the court to order plaintiffs to file an amended complaint that conforms to applicable court rules.

Haberstroh
In 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings, L.L.C. (SE Holdings) and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. In the first quarter of 2006, the suit was settled and as part of the settlement, Great Plains Energy acquired the remaining indirect interest in Strategic Energy for an insignificant amount.

KLT Telecom
On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. DTI Holdings and its two subsidiaries are collectively called “DTI.” In 2003, the Bankruptcy Court confirmed the plan of reorganization for these three companies, which included the sale of substantially all assets.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings had been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option and seeks damages of at least $15 million plus statutory interest. In April 2005, summary judgment in the Weinstein litigation was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process, which management expects will conclude in 2006.

15.	SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility and Strategic Energy, a competitive electricity supplier. Other includes the operations of HSS, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
March 31, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$240.4	$318.8	$-	$559.2
Depreciation and amortization	(37.0)	(1.9)	-	(38.9)
Interest charges	(14.9)	(0.3)	(2.1)	(17.3)
Income taxes	(3.9)	9.9	2.7	8.7
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	12.0	(10.9)	(3.2)	(2.1)

Three Months Ended		Strategic		Great Plains
March 31, 2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$233.2	$311.8	$0.1	$545.1
Depreciation and amortization	(36.3)	(1.5)	(0.1)	(37.9)
Interest charges	(14.6)	(0.8)	(2.1)	(17.5)
Income taxes	(1.5)	(8.5)	4.7	(5.3)
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	10.8	12.8	(3.4)	20.2

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
March 31, 2006	(millions)
Assets	$3,377.6	$399.3	$42.0	$3,818.9
Capital expenditures (a)	73.9	1.1	0.3	75.3
December 31, 2005
Assets	$3,334.6	$441.8	$57.3	$3,833.7
Capital expenditures (a)	332.2	6.6	(4.7)	334.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

Three Months Ended			Consolidated
March 31, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$240.4	$-	$240.4
Depreciation and amortization	(37.0)	-	(37.0)
Interest charges	(14.9)	-	(14.9)
Income taxes	(3.9)	-	(3.9)
Net income	12.0	-	12.0

Three Months Ended			Consolidated
March 31, 2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$233.2	$0.1	$233.3
Depreciation and amortization	(36.3)	(0.1)	(36.4)
Interest charges	(14.6)	-	(14.6)
Income taxes	(1.5)	0.6	(0.9)
Net income (loss)	10.8	(0.5)	10.3

			Consolidated
	KCP&L	Other	KCP&L
March 31, 2006	(millions)
Assets	$3,377.6	$3.7	$3,381.3
Capital expenditures (a)	73.9	-	73.9
December 31, 2005
Assets	$3,334.6	$3.9	$3,338.5
Capital expenditures (a)	332.2	-	332.2
(a) Capital expenditures reflect year to date amounts for the periods presented.

16.	DERIVATIVE INSTRUMENTS

The companies are exposed to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the companies’ operating results. The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees. Management’s interest rate risk management strategy uses derivative instruments to adjust the companies’ liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, management uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the companies to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments, excluding those instruments that qualify for the Normal Purchases and Normal Sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

Fair Value Hedges - Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on net income.

Cash Flow Hedges - Forward Starting Swaps
In the first quarter of 2006, KCP&L entered into two Forward Starting Swaps (FSS) to hedge against interest rate fluctuations on the long-term debt that KCP&L plans to issue before the end of the first quarter of 2007. The FSS will be settled simultaneously with the issuance of the long-term fixed rate debt. The FSS effectively removes most of the interest rate and credit spread uncertainty with respect to the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt will be. The FSS is accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the FSS. The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of March 31, 2006, KCP&L had hedged approximately 45% of its 2006 projected natural gas usage for retail load and firm MWh sales. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness during the three months ended March 31, 2006 and 2005. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was approximately five years at March 31, 2006 and December 31, 2005.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power expense for the three months ended March 31, 2006 and 2005, includes a $10.6 million loss and $2.1 million gain, respectively, due to ineffectiveness of the cash flow hedges.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power expense were a $25.3 million loss and $2.9 million gain for the three months ended March 31, 2006 and 2005, respectively.

The fair value of non-hedging derivatives at March 31, 2006, also includes certain forward contracts at Strategic Energy that were amended during 2005. Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133. As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle. In the first quarter of 2006, Strategic Energy amortized $3.7 million of the deferred liability to purchased power expense related to the delivery of power under the contracts. Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008. Strategic Energy is recording the change in fair value of these contracts after the amendment as a component of purchased power expense.

The notional and recorded fair values of the companies’ derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	March 31		December 31
	2006		2005
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$218.3	$(4.6)	$164.7	$23.8
Non-hedging derivatives	53.3	(4.4)	35.5	-
Forward contracts
Cash flow hedges	206.9	3.4	121.9	21.0
Non-hedging derivatives	266.9	(21.0)	178.3	3.6
Forward starting swap
Cash flow hedges	225.0	3.8	-	-
Interest rate swaps
Fair value hedges	146.5	(3.2)	146.5	(2.6)
Consolidated KCP&L
Forward contracts
Cash flow hedges	7.5	(0.4)	-	-
Forward starting swap
Cash flow hedges	225.0	3.8	-	-
Interest rate swaps
Fair value hedges	146.5	(3.2)	146.5	(2.6)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	March 31	December 31	March 31	December 31
	2006	2005	2006	2005
	(millions)
Current assets	$23.1	$35.8	$15.6	$11.9
Other deferred charges	5.3	11.8	-	-
Other current liabilities	(5.3)	1.6	(0.4)	-
Deferred income taxes	(7.1)	(20.5)	(5.7)	(4.5)
Other deferred credits	(4.5)	1.0	-	-
Total	$11.5	$29.7	$9.5	$7.4

Great Plains Energy’s accumulated OCI includes $2.6 million that is expected to be reclassified to expense over the next twelve months. Consolidated KCP&L’s accumulated OCI includes an insignificant amount that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

Three Months Ended March 31	2006	2005
Great Plains Energy	(millions)
Purchased power expense	$9.1	$(3.6)
Income taxes	(3.9)	1.5
OCI	$5.2	$(2.1)

An insignificant amount was reclassed from OCI as reduction of interest expense related to the 2005 T-Locks for Great Plains Energy and consolidated KCP&L.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MD&A that follows is a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented.

Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services. As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

EXECUTING ON STRATEGIC INTENT
KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and orders received from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) in 2005. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. In March 2006, the Circuit Court of Cole County, Missouri, affirmed the MPSC Order and the Sierra Club has appealed the decision to the Missouri Court of Appeals. The Kansas District Court denied the Sierra Club’s appeal in May 2006. The Sierra Club may appeal to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requested rate increases reflect recovery of increasing operating costs including fuel, transportation and pensions as well as investments in wind generation and customer programs and compensation for wholesale sales volatility and construction risks. The request is based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. Discovery is underway and management anticipates that approved rate adjustments for both jurisdictions will go into effect January 1, 2007. Formal evidentiary hearings before the MPSC and KCC are scheduled for October 2006.

KCP&L has initiated construction of its 100.5 MW wind project located in Spearville, Kansas. Management expects the project to be completed and on-line in time for inclusion in the current rate cases. A request to the Southwest Power Pool, Inc. (SPP) has been made for firm transmission capacity. Management expects a response to its request in the second quarter of 2006. The environmental upgrades at LaCygne No. 1 began with the spring outage in the first quarter of 2006 and will be completed during the spring 2007 outage. An owner’s engineer has been hired and the engineering design for Iatan Station is in progress. The Iatan No. 2 boiler and steam turbine and the Iatan Nos. 1 and 2 air emission control equipment procurement is in progress and plant construction is expected to start in 2006. Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates by August. The definitive estimates could be materially different than the current estimates; however, management believes project costs will be competitive with other similar projects.

In the first quarter of 2006, KCP&L received its air permit and a water quality certification from the Missouri Department of Natural Resources. The Sierra Club is appealing the air permit. KCP&L anticipates issuances of a wetlands permit, a permit for the construction of a temporary barge slip and an Environmental Assessment with a finding of No Significant Impact toward mid-year 2006.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to slightly over 500,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth. Load growth consists of higher usage per customer and the addition of new customers. Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage patterns are significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. KCP&L’s coal base load equivalent availability factor increased to 80% for the three months ended March 31, 2006, from 78% for the same period in 2005.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its base load capacity. Replacement power costs for scheduled Wolf Creek outages are accrued evenly over the unit’s 18-month operating cycle. The next refueling outage is scheduled to begin in October 2006. Management expects its cost of nuclear fuel to remain relatively stable through 2009 because of contracts in place.

The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can substantially change the fuel cost per MWh generated. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

Rail companies have experienced longer cycle times for coal deliveries to utilities across the country since 2004. Approximately 98% of KCP&L’s coal requirements come from the PRB and originate on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which have been affected by the current rail situation. Maintenance to repair significant sections of track on this rail line began in 2005 and is expected to be completed by the end of 2006. These repairs must be completed before normal train operations from the PRB can resume, which affects all users of PRB coal. As a result, most utilities, including KCP&L, have coal inventories that are below desired levels. KCP&L continued its coal conservation measures by reducing coal generation in the first quarter of 2006 and expects the conservation to continue throughout 2006. Reduction in coal generation in the marketplace continues to cause upward pressure on both pricing for next power generation fuel sources (natural gas and/or oil) and wholesale electricity prices. The rail companies have indicated that they expect the impact related to the 2006 maintenance program to be less than the 10% to 15% reduction in deliveries experienced in 2005, but have offered no estimate on the likely reduction. Management cannot predict with any certainty the 2006 impact of the situation; however, an inability to obtain timely delivery of coal to meet generation requirements could materially impact KCP&L’s results of operations by increasing its cost to serve its retail customers and/or reducing wholesale MWh sales. Management is monitoring the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply for KCP&L’s retail load and firm MWh sales.

STRATEGIC ENERGY BUSINESS OVERVIEW

Great Plains Energy indirectly owns 100% of Strategic Energy. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

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

Strategic Energy may provide periodic billing credits to customers under certain fixed price contracts based on results from power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Strategic Energy provides services to approximately 49,200 commercial, institutional and small manufacturing accounts for approximately 12,700 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy offers an array of products, including fixed price, index-based and month-to-month renewal products, designed to meet the various requirements of a diverse customer base. Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates, was 50% for the three months ended March 31, 2006. The corresponding volume-based customer retention rate including month-to-month customers on market-based rates was 62%. Retention rates for the three months ended March 31, 2006, are lower than Strategic Energy’s experience. The decline is attributable to customer contract expirations in midwestern states where the savings competitive suppliers can offer to customers are reduced or in some cases unavailable due to host utility default rates that are not aligned with market prices for power. In these states, customers can receive better rates from the host utility and are choosing to return to host utility service as their contracts with Strategic Energy expire. Management expects to have continued difficulty competing in these states until more competitive market-driven pricing mechanisms are in place or market prices for power decrease below host utility rates.

Management has repositioned sales and marketing efforts to focus on states that currently provide a more competitive pricing environment in relation to host utility default rates. In these states, Strategic Energy continues to experience improvement in certain key metrics, including strong forecasted future MWh commitments (backlog) growth and longer contract durations. In addition to the repositioning efforts, management believes customer perceptions about the longer-term price of electricity may be changing as a result of the prolonged period of high and volatile power prices seen in the last few years and customers may be more willing to enter into long-term contracts in order to achieve price certainty. Management believes, but cannot assure, that these trends may continue throughout 2006. MWhs delivered in 2006 are projected to range from 16 to 18 million. Based solely on expected usage under current signed contracts, Strategic Energy has backlog of 10.1 million, 6.5 million and 3.6 million for the years 2006 through 2008, respectively. Strategic Energy expects to deliver additional MWhs in these years through new and renewed term contracts and MWh deliveries to month-to-month customers.

Based on the latest information available, management currently expects Strategic Energy’s retail gross margin (retail revenues less retail purchased power divided by retail MWhs delivered) per MWh on new customer contracts entered into in 2006 to average from $3.00 to $4.00, excluding unrealized changes in fair value. Management expects to realize additional retail gross margin on fixed price contracts of up to $0.50 per MWh over the life of the contract. The additional expected margin is derived from management of the retail portfolio load requirements. These activities include benefits from financial transmission rights and auction revenue rights, short-term load balancing activities, short-term arbitrage activities and identifying and executing on favorable transmission paths. Actual retail gross margin per MWh may differ from these estimates. See Part II Item 1A. Risk Factors for additional information.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2006	2005
	(millions)
Operating revenues	$559.2	$545.1
Fuel	(47.4)	(41.5)
Purchased power	(330.9)	(289.4)
Other operating expenses	(126.5)	(135.0)
Skill set realignment costs	(9.4)	-
Depreciation and amortization	(38.9)	(37.9)
Gain (loss) on property	(0.1)	0.5
Operating income	6.0	41.8
Non-operating income (expenses)	0.8	0.6
Interest charges	(17.3)	(17.5)
Income taxes	8.7	(5.3)
Minority interest in subsidiaries	-	0.9
Loss from equity investments	(0.3)	(0.3)
Net income (loss)	(2.1)	20.2
Preferred dividends	(0.4)	(0.4)
Earnings (loss) available for common shareholders	$(2.5)	$19.8

Great Plains Energy’s earnings for the three months ended March 31, 2006, decreased to a loss of $2.5 million, or $0.03 loss per share, from earnings of $19.8 million, or $0.27 per share, in the same period of 2005.

Consolidated KCP&L’s net income increased $1.7 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to higher wholesale revenues and lower purchased power and other operating expenses. These increases to net income were partially offset by costs of $9.3 million related to skill set realignments and increased fuel expense.

Strategic Energy’s net income decreased $23.7 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to the impact of $35.9 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

Higher reductions in affordable housing investments and lower related tax credits decreased other non-regulated operations net income for the three months ended March 31, 2006, compared to the same period in 2005 by $2.3 million.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

Three Months Ended March 31	2006	2005
	(millions)
Operating revenues	$240.4	$233.3
Fuel	(47.4)	(41.5)
Purchased power	(5.1)	(11.5)
Other operating expenses	(111.4)	(119.8)
Skill set realignment costs	(9.3)	-
Depreciation and amortization	(37.0)	(36.4)
Gain (loss) on property	(0.1)	0.5
Operating income	30.1	24.6
Non-operating income (expenses)	0.7	0.3
Interest charges	(14.9)	(14.6)
Income taxes	(3.9)	(0.9)
Minority interest in subsidiaries	-	0.9
Net income	$12.0	$10.3

Consolidated KCP&L Sales Revenues and MWh Sales

			%
Three Months Ended March 31	2006	2005	Change
Retail revenues	(millions)
Residential	$72.3	$73.2	(1)
Commercial	92.5	91.3	1
Industrial	22.2	22.8	(2)
Other retail revenues	2.2	2.2	3
Total retail	189.2	189.5	-
Wholesale revenues	47.5	39.1	22
Other revenues	3.7	4.6	(23)
KCP&L electric revenues	240.4	233.2	3
Subsidiary revenues	-	0.1	(100)
Consolidated KCP&L revenues	$240.4	$233.3	3

			%
Three Months Ended March 31	2006	2005	Change
Retail MWh sales	(thousands)
Residential	1,158	1,180	(2)
Commercial	1,702	1,678	1
Industrial	509	510	-
Other retail MWh sales	22	21	4
Total retail	3,391	3,389	-
Wholesale MWh sales	1,104	1,210	(9)
KCP&L electric MWh sales	4,495	4,599	(2)

Retail revenues were relatively unchanged for the three months ended March 31, 2006, compared to the same period in 2005. Mild weather was mostly offset by growth in the number of customers and usage per customer. Wholesale revenues increased $8.4 million for the three months ended March 31, 2006, compared to the same period in 2005 due to an increase in the average market price per MWh, which was partially offset by a 9% decrease in MWhs sold. Average market price per MWh increased 45% to $50.45 due to higher natural gas prices and coal conservation in the region. The decrease in MWhs sold was driven by a 1% decrease in net MWhs generated as a result of coal conservation and fewer purchases due to uneconomical purchased power prices.

Consolidated KCP&L Fuel and Purchased Power

			%
Three Months Ended March 31	2006	2005	Change
Net MWhs Generated by Fuel Type	(thousands)
Coal	3,407	3,603	(5)
Nuclear	1,210	1,043	16
Natural gas and oil	1	(2)	(136)
Total Generation	4,618	4,644	(1)

Fuel expense increased $5.9 million for the three months ended March 31, 2006, compared to the same period in 2005 despite a 1% decrease in MWhs generated primarily due to increased coal and coal transportation costs. KCP&L’s current coal and coal transportation contracts, including higher tariff rates being charged by Union Pacific, were entered into at higher average prices than related contracts in the same period of 2005. KCP&L has filed a rate case complaint against Union Pacific with the STB and until the case is finalized, KCP&L is paying the tariff rates subject to refund. See Note 14 to the consolidated financial statements for more information.

Purchased power expense decreased $6.4 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to a 51% reduction in MWhs purchased and a $3.6 million decrease in capacity payments due to the expiration of two large contracts in the second quarter of 2005. These reductions were slightly offset by a 20% increase in the average price per MWh. The reduction in MWhs purchased was due to uneconomical purchased power prices. The increased prices were driven by higher natural gas prices and coal conservation in the region.

In August 2005, Hawthorn No. 5’s generator step-up transformer (GSU) failed. A spare GSU was installed in September; however, the size of the spare GSU limits the output of the unit to net 500 MW. The 65 MW decrease in Hawthorn No. 5 capability will continue until a new transformer is installed. KCP&L originally expected this to occur in June 2006; however, the manufacturer recently notified KCP&L the production and subsequent delivery of the transformer will be delayed. A final delivery date has not been confirmed, but the timing may still enable the transformer to be installed in June 2006. If the transformer cannot be delivered in time for a June 2006 installation, management may delay the installation until after the summer peaking season. The outage to install the repaired GSU is expected to be completed in 14 days.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L's other operating expenses decreased $8.4 million for the three months ended March 31, 2006, compared to the same period of 2005, primarily due to the following:

•	decreased pension expense of $2.8 million due to the regulatory accounting treatment of pension expense in accordance with MPSC and KCC orders, which was first recorded in the third quarter of 2005,

•	decreased expenses of $4.5 million due to restoration costs for a January 2005 ice storm and

•	decreased production maintenance expenses of $2.8 million primarily due to more significant scheduled plant maintenance in 2005.

Partially offsetting the decrease in other operating expenses was:

•	increased property tax expenses of $1.2 million due to higher assessed values and tax levies.

Consolidated KCP&L Skill Set Realignment Costs
Over the past several months, management undertook a process to assess, improve and reposition the skill sets of KCP&L’s employees for implementation of the comprehensive energy plan. For the three months ended March 31, 2006, KCP&L recorded $9.3 million related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees. Management anticipates the need to fill positions with the specific skill sets and talent needed to achieve KCP&L’s goals. Management believes that the realignment allows for optimization of employee levels and avoids future additional expense. Additionally, estimated pension settlement costs of approximately $7.8 million associated with the realignment will be recorded in the second quarter of 2006. The pension settlement costs are a result of the number of employees retiring and selecting the lump-sum payment option. The final pension settlement costs will be determined at the end of the plan year in the fourth quarter of 2006.

Potential Future Pension Settlement Costs
Through 2010, approximately 26% of KCP&L’s current employees are eligible to retire with full pension benefits. The timing and number of employees retiring and selecting the lump sum payment option could result in additional settlement charges that could materially affect KCP&L’s results of operations for 2006 and beyond.

Strategic Energy Results of Operations

The following table summarizes Strategic Energy's comparative results of operations.

Three Months Ended March 31	2006	2005
	(millions)
Operating revenues	$318.8	$311.8
Purchased power	(325.8)	(277.9)
Other operating expenses	(12.5)	(10.7)
Depreciation and amortization	(1.9)	(1.5)
Operating income (loss)	(21.4)	21.7
Non-operating income (expenses)	0.9	0.4
Interest charges	(0.3)	(0.8)
Income taxes	9.9	(8.5)
Net income (loss)	$(10.9)	$12.8

Retail MWhs delivered decreased 21% to 3.7 million for the three months ended March 31, 2006, compared to the same period in 2005 due to the effect of market conditions in midwestern states and competition in other markets where Strategic Energy serves customers. The average retail gross margin per MWh declined to $(2.12) for the three months ended March 31, 2006, compared to $7.16 for the same period in 2005 primarily due to the impact of $35.9 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

Three Months Ended March 31	2006	2005
Average retail gross margin per MWh	$(2.12)	$7.16
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	9.79	(1.08)
Average retail gross margin per MWh without
fair value impacts	$7.67	$6.08

Average retail gross margin per MWh without fair value impacts is a non-GAAP financial measure that differs from GAAP because it excludes the impact of unrealized fair value gains or losses. Management and the Board of Directors use this as a measurement of Strategic Energy’s realized retail gross margin per delivered MWh, which are settled upon delivery at contracted prices. Fair value impacts result from changes in fair value of non-hedging energy contracts and from hedge ineffectiveness associated with MWhs under contract but not yet delivered. Due to their non-cash nature and volatility during periods prior to delivery, management believes excluding these fair value impacts results in a measure of retail gross margin per MWh that is more representative of contracted prices.

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $7.67 for the three months ended March 31, 2006, compared to $6.08 for the same period in 2005. The increase was primarily due to the management of retail portfolio load requirements, favorable product mix and $1.9 million received in settlement of a supplier contract partially offset by $2.3 million in 2006 SECA charges in excess of recoveries, $2.2 million in billing credits resulting from its power supply coordination efforts and a $1.2 million reduction of a gross receipts tax contingency in 2005.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin. Strategic Energy purchases blocks of electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume included in blocks of purchased power. Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $51.4 million and $24.2 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, in certain markets, load-serving entities are required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Net changes in fair value increased purchased power expenses by $35.9 million for the three months ended March 31, 2006, compared to a reduction of $5.0 million for the same period in 2005. See Note 16 to the consolidated financial statements for more information.

OTHER NON-REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.’s (KLT Investments) net income for the three months ended March 31, 2006, totaled $0.7 million (including an after-tax reduction of $0.7 million in its affordable housing investment) compared to net income of $3.0 million for the three months ended March 31, 2005. KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $2.3 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, KLT Investments had $26.3 million in affordable housing limited partnerships. Approximately 59% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $15.1 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.1 million for the three months ended March 31, 2006, compared to an insignificant reduction in 2005. Pre-tax reductions in affordable housing investments are estimated to be insignificant for the remainder of 2006 and $2 million for 2007. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, net income from the investments in affordable housing is expected to be positive for 2006 through 2008.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2006 compared to December 31, 2005)

•	Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $4.1 million primarily due to a scheduled plant outage and increased coal and coal transportation costs.

•
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from a liability of $1.3 million at December 31, 2005, to an asset of $19.8 million. The change in the fair value of Strategic Energy’s energy-related derivative instruments increased the asset $19.6 million.

•
Great Plains Energy’s derivative instruments, including current and deferred assets and liabilities, decreased $71.8 million primarily due to a $74.6 million decrease in the fair value of Strategic Energy’s energy-related derivative instruments as a result of decreases in the forward market prices for power compounded by increased contract volume. Consolidated KCP&L’s derivative instruments, including current and deferred assets and liabilities, increased $2.8 million to reflect the $3.8 million change in the fair value of a Forward Starting Swap and a decrease in the fair value of EIRR swaps and commodity derivatives.

•
Great Plains Energy’s and consolidated KCP&L’s total net utility plant increased $37.4 million primarily due to a $13.8 million purchase of automated meter reading equipment, $6.9 million net increase in nuclear fuel in process for the fall 2006 refueling outage, $11.6 million related to KCP&L’s comprehensive energy plan and $7.6 million to upgrade a transmission line.

•
Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $41.9 million primarily to support expenditures related to the comprehensive energy plan and due to the timing of cash payments.

•
Great Plains Energy’s accounts payable decreased $26.1 million primarily due to a $17.6 million decrease in Strategic Energy’s accounts payable due to lower market prices for power and the timing of cash payments. Consolidated KCP&L’s accounts payable decreased $13.0 million primarily due to timing of cash payments.

•	Great Plains Energy’s and consolidated KCP&L’s accrued taxes increased $4.5 million and $11.8 million, respectively, primarily due to the timing of tax payments.

•
Great Plains Energy’s accrued payroll and vacations decreased $5.0 million primarily due to Strategic Energy’s 2006 payout of employee incentive compensation accrued at December 31, 2005. Consolidated KCP&L’s accrued payroll and vacations increased $0.6 million primarily due to the accrual of $8.1 million for skill set realignment costs mostly offset by the 2006 payout of employee incentive compensation accrued at December 31, 2005.

•
Great Plains Energy’s accumulated other comprehensive loss increased $18.2 million primarily due to the decrease in the fair value of Strategic Energy’s energy related derivative instruments mostly due to decreases in the forward market prices for power compounded by increased contract volume.

•
Great Plains Energy’s long-term debt decreased $389.1 million to reflect FELINE PRIDES Senior Notes and consolidated KCP&L’s $225.0 million 6.00% Senior Notes as current maturities. Current maturities of long-term debt for the respective companies increased as a result of these classifications.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the issuance of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities and credit support provided to Strategic Energy. These items as well as additional cash and capital requirements for the companies are discussed below.

Great Plains Energy's liquid resources at March 31, 2006, consisted of $87.6 million of cash and cash equivalents on hand, including $2.7 million at consolidated KCP&L, and $752.1 million of unused bank lines of credit. The unused lines consisted of $176.2 million from KCP&L's revolving credit facility, $72.9 million from Strategic Energy’s revolving credit facility and $503.0 million from Great Plains

Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds. KCP&L might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

KCP&L currently expects to fund its comprehensive energy plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's proceeds of new equity financing and 2004 FELINE PRIDES equity in 2007, new short and long-term debt financing and internally generated funds.

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally generated funds. Strategic Energy might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy and consolidated KCP&L for the three months ended March 31, 2006, compared to the same period in 2005 was primarily due to KCP&L’s $65.0 million change in cash flows from accounts receivable as a result of the January 2005 termination of KCP&L’s previous customer accounts receivables sales agreement.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s cash utility capital expenditures increased $41.6 million for the three months ended March 31, 2006, compared to the same period in 2005, which includes $12.9 million to purchase automated meter reading equipment, $7.5 million to support KCP&L’s comprehensive energy plan and $5.4 million to upgrade a transmission line. In 2005, KCP&L received $10.0 million of insurance recoveries related to Hawthorn No. 5.

Cash Flows from Financing Activities
The change in Great Plains Energy’s and consolidated KCP&L’s cash flows from financing activities for the three months ended March 31, 2006, compared to the same period in 2005, reflects increased short-term borrowing activity to support KCP&L’s comprehensive energy plan. Additionally, consolidated KCP&L’s financing activities reflect lower dividends to Great Plains Energy.

Significant Financing Activities
KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In November 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.

In February 2006, FERC authorized KCP&L to issue up to $300.0 million in outstanding short-term debt instruments through February 2008. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. In the second quarter of 2006, KCP&L filed an application with FERC to increase the authorization to $600.0 million consistent with the funding level potentially available to KCP&L under the terms of its renegotiated credit facility as described in the next section.

During the first quarter of 2006, KCP&L entered into two Forward Starting Swaps with a combined notional principal amount of $225.0 million to effectively remove most of the interest rate and credit spread uncertainty with respect to the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 16 to the consolidated financial statements.

Great Plains Energy intends to file a shelf registration statement in the second quarter of 2006 for an indeterminate amount or number of Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Stock Purchase Contracts and Stock Purchase Units or Warrants to be offered at indeterminate prices.

During 2005, KCP&L completed a private placement of $250.0 million of 6.05% unsecured senior notes, maturing in 2035. Pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, KCP&L commenced an exchange offer in the second quarter of 2006 to exchange registered 6.05% unsecured senior notes for the $250.0 million privately placed notes. Management expects the exchange offer to be completed in May 2006. The registered notes will carry the same terms and conditions as the privately placed issue without, except in limited circumstances, transfer restrictions and payment of additional interest provisions.

Debt Agreements
Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. The facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2006, the Company was in compliance with this covenant. At March 31, 2006, Great Plains Energy had issued letters of credit totaling $47.0 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009 to provide support for its issuance of commercial paper and other general purposes. The facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2006, KCP&L was in compliance with this covenant. At March 31, 2006, KCP&L had $73.8 million of commercial paper outstanding and no cash borrowings under the facility. The weighted-average interest rate of the commercial paper was 4.95%.

The Great Plains Energy and KCP&L revolving credit facilities are currently being amended and management expects these transactions to close during the second quarter of 2006. The new facilities are expected to have a five-year term and total $1.0 billion with the Great Plains Energy and KCP&L facilities initially sized at $600 million and $400 million, respectively. Of the $600 million of revolving credit initially available to Great Plains Energy, up to $200 million of this capacity may be allocated to either Great Plains Energy or KCP&L over the five-year term of the credit facilities as needed.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. So long as there is no default or unmatured default, Strategic Energy may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has currently guaranteed $25.0 million of this facility. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this amended agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this amended agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At March 31, 2006, Strategic Energy was in compliance with these covenants. At March 31, 2006, $62.1 million in letters of credit had been issued and there were no cash borrowings under the agreement.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At March 31, 2006, KLT Investments had $2.6 million in outstanding notes, including current maturities.

KCP&L Projected Utility Capital Expenditures
KCP&L's utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L's comprehensive energy plan for environmental investments and new capacity. Based on the latest information available, management believes approximately $85 million originally estimated to be expended in 2009 related to Iatan No. 2 will be expended in 2007, raising the Iatan No. 2 2007 expenditures reported in the companies’ 2005 Form 10-K from $120.4 million to approximately $205 million. Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates by August. The definitive estimates could be materially different than the current estimates; however, management is confident that project costs will be competitive with other similar projects.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. At a minimum, plans are funded on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

During the first quarter, KCP&L contributed $1.9 million to the plans. For the remainder of 2006, the Company expects to contribute $17.9 million to the plans, all of which will be paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

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

Legislative changes have been proposed that would alter the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and change the timing and manner in which required contributions to underfunded plans are made. If these proposals are adopted, the funding requirements could be significantly affected.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers. At March 31, 2006, Strategic Energy’s five largest suppliers under forward supply contracts represented 74% of the total future dollar committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade; and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages. Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at March 31, 2006.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$76.5	$-	$76.5	2	$57.4
Non-Investment Grade	19.2	17.0	2.2	-	-
Internal rating
Investment Grade	0.5	-	0.5	-	-
Non-Investment Grade	0.5	0.3	0.2	-	-
Total	$96.7	$17.3	$79.4	2	$57.4

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$74.7	$1.8	$76.5
Non-Investment Grade	14.5	4.7	19.2
Internal rating
Investment Grade	0.5	-	0.5
Non-Investment Grade	(0.9)	1.4	0.5
Total	$88.8	$7.9	$96.7

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s Investors Service. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral, after consideration of all netting agreements, is impacted significantly by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy.

In December 2005, Calpine Energy Services filed a motion in bankruptcy court seeking to reject a power sales agreement with Strategic Energy. In the second quarter of 2006, Strategic Energy terminated its agreement with Calpine Energy Services, which is not expected to materially affect results of operations.

Strategic Energy’s total exposure before credit collateral at March 31, 2006, decreased $158.6 million from December 31, 2005, primarily due to lower wholesale electricity prices. At March 31, 2006, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $19.7 million, of which 69% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $17.3 million limiting its exposure to these non-investment grade counterparties to $2.4 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations have not significantly changed outside of the ordinary course of business at March 31, 2006, compared to December 31, 2005.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. Great Plains Energy’s guarantees provided on behalf of Strategic Energy for its power purchases and regulatory requirements increased $28.4 million to $150.4 million at March 31, 2006, compared to $122.0 million at December 31, 2005. This represents a $19.9 million increase of direct guarantees to counterparties and an $8.5 million increase of letters of credit primarily due to using more of Great Plains Energy’s credit support, which is more economical. Consolidated KCP&L’s guarantees of $3.9 million at March 31, 2006, were unchanged from December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and consolidated KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2005 Form 10-K and therefore are not represented here.

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the companies’ 2005 Form 10-K, incorporated herein by reference. There have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2006. These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy, and the chief executive officer and chief financial officer of KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Iatan No. 2 Air Permit
On January 31, 2006, the Missouri Department of Natural Resources issued an air permit to KCP&L for the construction of Iatan No. 2 and modifications to Iatan No. 1. The Sierra Club has appealed the issuance of this permit to the Missouri Air Conservation Commission and a hearing on the appeal is expected in August 2006. The permit remains in effect pending the outcome of the appeal.

KCP&L Stipulations and Agreements
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The MPSC issued its Report and Order, approving the Stipulation and Agreement, on July 28, 2005, and KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. On September 22, 2005, the Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, filed a petition for review in the Circuit Court of Cole County, Missouri, seeking to review and set aside the MPSC Report and Order. On March 13, 2006, the Circuit Court affirmed the MPSC Order. On April 21, 2006, the Sierra Club filed a Notice of Appeal from the Circuit Court decision to the Missouri Court of Appeals, Western District. On October 21, 2005, the Sierra Club filed a petition for review in the District Court of Shawnee County, Kansas, seeking to set aside or remand KCC order. The Kansas District Court denied the Sierra Club’s appeal on May 1, 2006. The Sierra Club may appeal to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the court’s decision. The Kansas appeal is expected to be decided by the court in 2006.

Kansas City Power & Light Company v. Union Pacific Railroad Company
On October 12, 2005, KCP&L filed a rate complaint case with the STB charging that Union Pacific’s rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. In February 2006, the STB announced a rulemaking proceeding to address certain issues associated with the calculation of stand-alone costs in rate complaint cases. Proceedings in KCP&L’s rate complaint case have been suspended pending the outcome of this rulemaking, and management currently expects a decision in the case in 2008. Until the STB case is decided, KCP&L is paying tariff rates subject to refund.

ITEM 1A. RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. Risk Factors included in the companies’ 2005 Form 10-K. The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results, and are often beyond the companies’ control. Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies. The risk factors described below, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The outcome of KCP&L’s pending retail rate proceedings, which could have a material impact on its business, are largely outside its control.
The rates that KCP&L is allowed to charge its customers are the single most important item influencing its results of operations, financial position and liquidity. These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s control, including the MPSC, KCC and FERC. Decisions made by these entities could have a material impact on KCP&L’s business including its results of operations, financial position, or liquidity.

In February 2006, for the first time in 20 years, KCP&L filed with the MPSC and KCC requests to increase the rates it is permitted to charge its retail customers in Missouri and Kansas, respectively. In these initial filings KCP&L is seeking an increase in annual rates of 11.5% in Missouri and 10.5% in Kansas. The requested rate increases are subject to the approval of the MPSC and KCC, which are expected to rule by December 2006. It is possible that the MPSC and/or KCC will authorize a lower rate increase than what KCP&L has requested, or no increase or a rate reduction. Management cannot predict or provide any assurances regarding the outcome of these proceedings. Any rate changes approved by the MPSC and KCC are expected to take effect on January 1, 2007.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L undertook to implement a Comprehensive Energy Plan (Plan). Under the Plan, KCP&L will undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, and installing environmental upgrades to certain existing plants. KCP&L’s obligations to undertake the Plan and to incur the related capital expenditures are independent from, and not conditional on, the regulators’ approval of the associated rate increase requests. A reduction or rejection by the MPSC or KCC of these requests would result in increased financing requirements for KCP&L. This could have a material impact on its results of operations, financial position or liquidity.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans. Any or all of these could have a significant adverse effect on KCP&L’s results of operations, financial position or liquidity.

KCP&L has Retirement-Related Risks
Through 2010, approximately 26% of KCP&L’s current employees will be eligible to retire with full pension benefits. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect KCP&L’s ability to manage and operate its business.

Substantially all of KCP&L’s employees participate in defined benefit and postretirement plans. If KCP&L employees retire when they become eligible for retirement through 2010, or if KCP&L’s plans experience adverse market returns on its investments, or if interest rates materially fall, KCP&L’s pension expense and contributions to the plans could rise substantially over historical levels. KCP&L expects to recognize pension settlement charges in 2006 resulting from employees retiring and electing to receive the pension benefit lump sum payment option. The current estimate of such charges, based on retirement-eligible employees who left the company through April 1, 2006, is approximately $7.8 million. The actual pension settlement charges in 2006 will depend on actual pension plan results during the pension plan year and the number of employees retiring throughout the year who select the lump sum payment option. The amount of settlement charges to be recognized in 2006 may be materially greater than the current estimate. The timing and number of employees retiring after 2006 and selecting the lump sum payment option could result in further pension settlement charges that could materially affect KCP&L’s results of operations. In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations and financial position. Proposed legislation pending in Congress on pension reform could result in increased pension funding requirements. The Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for pensions and other post-retirement benefits. This project may result in accelerated expense, liability recognition and contributions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by the Company of its equity securities during the first quarter of 2006.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	-	$-	-	N/A
February 1 - 28	1,460 (1)	28.20	-	N/A
March 1 - 31	-	-	-	N/A
Total	1,460	$28.20	-	N/A
(1) Represents shares of common stock surrendered to the Company by certain officers to pay taxes related to the issuance of performance shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

At its May 2, 2006, meeting, the Board of Directors of Great Plains Energy increased the annual retainer to be paid in 2006 to non-employee directors from $60,000 to $85,000 ($50,000 of which will be used on behalf of the directors to acquire shares of Great Plains Energy’s common stock through its Dividend Reinvestment and Direct Stock Purchase Plan). The Board of Directors also at that meeting increased the annual retainer to be paid in 2006 to the Chair of the Audit Committee from $6,000 to $10,000, and increased the annual retainer to be paid in 2006 to the non-employee director serving as the Lead Director from $10,000 to $20,000. The Board of Directors further determined that medical insurance coverage will not be made available to newly-appointed non-employee directors. In March 2006, Great Plains Energy amended its director charitable contribution match program. Under the amended program, Great Plains Energy will match, on a two-for-one basis, a director’s charitable contributions of up to $5,000 per year to 501(c)(3) organizations in KCP&L's generation and service communities.

ITEM 6. EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
10.1	+	Description of Compensation Arrangements with Directors.
12.1		Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.
+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

Great Plains Energy agrees to furnish to the SEC upon request any instrument with respect to long term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

KCP&L Documents

Exhibit Number	Description of Document
12.2	Ratio of Earnings to Fixed Charges.
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from KCP&L upon written request.

KCP&L agrees to furnish to the SEC upon request any instrument with respect to long term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: May 5, 2006	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 5, 2006	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 5, 2006	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: May 5, 2006	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

64