Form 10-Q
period 2006-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2006-08-04
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Exact name of registrant as specified in its charter,
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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company			Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_	Non-accelerated filer				_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_	Non-accelerated filer				X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	_	No	X

On August 1, 2006, Great Plains Energy Incorporated had 80,238,266 shares of common stock outstanding.
On August 1, 2006, Kansas City Power & Light Company had one share of common stock outstanding, which was held by
Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSS	Forward Starting Swap
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

Abbreviation or Acronym	Definition

MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection
PRB	Powder River Basin
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Locks	Treasury Locks
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$96,176	$103,068
Restricted cash	-	1,900
Receivables, net	290,330	259,043
Fuel inventories, at average cost	29,912	17,073
Materials and supplies, at average cost	58,193	57,017
Deferred income taxes	31,469	-
Assets of discontinued operations	-	627
Derivative instruments	14,944	39,189
Other	18,184	13,001
Total	539,208	490,918
Nonutility Property and Investments
Affordable housing limited partnerships	25,440	28,214
Nuclear decommissioning trust fund	94,991	91,802
Other	16,284	17,291
Total	136,715	137,307
Utility Plant, at Original Cost
Electric	5,049,618	4,959,539
Less-accumulated depreciation	2,392,022	2,322,813
Net utility plant in service	2,657,596	2,636,726
Construction work in progress	219,646	100,952
Nuclear fuel, net of amortization of $123,062 and $115,240	41,355	27,966
Total	2,918,597	2,765,644
Deferred Charges and Other Assets
Regulatory assets	205,195	179,922
Prepaid pension costs	83,514	98,295
Goodwill	88,139	87,624
Derivative instruments	4,281	21,812
Other	45,526	52,204
Total	426,655	439,857
Total	$4,021,175	$3,833,726

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$-	$6,000
Commercial paper	82,400	31,900
Current maturities of long-term debt	389,902	1,675
Accounts payable	215,926	231,496
Accrued taxes	61,458	37,140
Accrued interest	13,680	13,329
Accrued payroll and vacations	29,385	36,024
Accrued refueling outage costs	14,996	8,974
Deferred income taxes	-	1,351
Supplier collateral	-	1,900
Liabilities of discontinued operations	-	64
Derivative instruments	50,067	7,411
Other	24,601	25,658
Total	882,415	402,922
Deferred Credits and Other Liabilities
Deferred income taxes	608,070	621,359
Deferred investment tax credits	28,175	29,698
Asset retirement obligations	153,697	145,907
Pension liability	89,667	87,355
Regulatory liabilities	73,899	69,641
Derivative instruments	27,127	7,750
Other	63,602	65,787
Total	1,044,237	1,027,497
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
80,267,216 and 74,783,824 shares issued, stated value	890,425	744,457
Retained earnings	458,291	488,001
Treasury stock-45,680 and 43,376 shares, at cost	(1,367)	(1,304)
Accumulated other comprehensive loss	(43,020)	(7,727)
Total	1,304,329	1,223,427
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 8)	751,194	1,140,880
Total	2,094,523	2,403,307
Commitments and Contingencies (Note 13)
Total	$4,021,175	$3,833,726

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$290,891	$272,083	$531,281	$505,298
Electric revenues - Strategic Energy	350,506	359,172	668,518	670,488
Other revenues	707	466	1,490	1,049
Total	642,104	631,721	1,201,289	1,176,835
Operating Expenses
Fuel	56,197	44,803	103,597	86,293
Purchased power - KCP&L	8,570	16,797	13,687	28,287
Purchased power - Strategic Energy	329,347	338,836	655,105	616,702
Skill set realignment costs (Note 9)	5,123	-	14,516	-
Other	79,650	84,375	155,885	164,270
Maintenance	24,899	20,552	47,489	49,910
Depreciation and amortization	39,250	38,241	78,196	76,103
General taxes	27,764	26,566	55,408	52,422
Gain on property	(696)	(994)	(597)	(1,513)
Total	570,104	569,176	1,123,286	1,072,474
Operating income	72,000	62,545	78,003	104,361
Non-operating income	3,904	9,847	6,889	11,771
Non-operating expenses	(1,311)	(9,657)	(3,452)	(10,972)
Interest charges	(17,816)	(18,386)	(35,139)	(35,873)
Income from continuing operations before income
taxes, minority interest in subsidiaries and loss
from equity investments	56,777	44,349	46,301	69,287
Income taxes	(18,831)	(9,805)	(10,201)	(15,096)
Minority interest in subsidiaries	-	(8,693)	-	(7,805)
Loss from equity investments, net of income taxes	(289)	(344)	(579)	(689)
Income from continuing operations	37,657	25,507	35,521	45,697
Discontinued operations, net of income taxes (Note 11)	-	(3,606)	-	(3,606)
Net income	37,657	21,901	35,521	42,091
Preferred stock dividend requirements	412	412	823	823
Earnings available for common shareholders	$37,245	$21,489	$34,698	$41,268

Average number of common shares outstanding	76,997	74,592	75,834	74,515

Basic and diluted earnings (loss) per common share
Continuing operations	$0.48	$0.34	$0.46	$0.60
Discontinued operations	-	(0.05)	-	(0.05)
Basic and diluted earnings per common share	$0.48	$0.29	$0.46	$0.55

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)
		Revised
Year to Date June 30	2006	2005
Cash Flows from Operating Activities	(thousands)
Net income	$35,521	$42,091
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	78,196	76,103
Amortization of:
Nuclear fuel	7,822	5,418
Other	4,666	5,374
Deferred income taxes, net	(16,804)	4,682
Investment tax credit amortization	(1,523)	(1,944)
Loss from equity investments, net of income taxes	579	689
Gain on property	(597)	(1,611)
Minority interest in subsidiaries	-	7,805
Fair value impacts from energy contracts	37,925	(7,785)
Other operating activities (Note 4)	(33,419)	(68,013)
Net cash from operating activities	112,366	62,809
Cash Flows from Investing Activities
Utility capital expenditures	(229,910)	(224,496)
Allowance for borrowed funds used during construction	(2,549)	(767)
Purchases of investments	(700)	(14,976)
Purchases of nonutility property	(2,805)	(2,886)
Proceeds from sale of assets and investments	206	15,739
Purchases of nuclear decommissioning trust investments	(26,387)	(16,197)
Proceeds from nuclear decommissioning trust investments	24,574	14,421
Hawthorn No. 5 partial insurance recovery	-	10,000
Other investing activities	(818)	(2,269)
Net cash from investing activities	(238,389)	(221,431)
Cash Flows from Financing Activities
Issuance of common stock	149,363	5,724
Issuance fees	(5,728)	(8)
Repayment of long-term debt	(872)	(2,495)
Net change in short-term borrowings	44,500	169,775
Dividends paid	(65,197)	(62,677)
Other financing activities	(2,935)	(2,820)
Net cash from financing activities	119,131	107,499
Net Change in Cash and Cash Equivalents	(6,892)	(51,123)
Less: Net Change in Cash and Cash Equivalents from
Discontinued Operations	-	(537)
Cash and Cash Equivalents at Beginning of Year	103,068	127,129
Cash and Cash Equivalents at End of Period	$96,176	$76,543

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2006		2005
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,783,824	$744,457	74,394,423	$731,977
Issuance of common stock	5,436,566	149,363	200,848	6,007
Issuance of restricted common stock	46,826	1,320	76,375	2,334
Common stock issuance fees		(5,190)		-
Equity compensation expense		1,103		879
Unearned Compensation
Issuance of restricted common stock		(1,355)		(2,334)
Forfeiture of restricted common stock		56		106
Compensation expense recognized		640		731
Other		31		(174)
Ending balance	80,267,216	890,425	74,671,646	739,526
Retained Earnings
Beginning balance		488,001		451,491
Net income		35,521		42,091
Dividends:
Common stock		(64,326)		(61,854)
Preferred stock - at required rates		(823)		(823)
Performance shares		(82)		-
Ending balance		458,291		430,905
Treasury Stock
Beginning balance	(43,376)	(1,304)	(28,488)	(856)
Treasury shares acquired	(3,519)	(99)	(3,596)	(109)
Treasury shares reissued	1,215	36	-	-
Ending balance	(45,680)	(1,367)	(32,084)	(965)
Accumulated Other Comprehensive Loss
Beginning balance		(7,727)		(41,018)
Derivative hedging activity, net of tax		(35,293)		7,347
Minimum pension obligation, net of tax		-		(37)
Ending balance		(43,020)		(33,708)
Total Common Shareholders' Equity		$1,304,329		$1,135,758

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(thousands)
Net income	$37,657	$21,901	$35,521	$42,091
Other comprehensive income
Gain (loss) on derivative hedging instruments	(36,461)	367	(77,164)	19,223
Income taxes	15,052	(324)	32,335	(8,371)
Net gain (loss) on derivative hedging instruments	(21,409)	43	(44,829)	10,852
Reclassification to expenses, net of tax	4,314	(1,420)	9,536	(3,505)
Derivative hedging activity, net of tax	(17,095)	(1,377)	(35,293)	7,347
Change in minimum pension obligation	-	-	-	(60)
Income taxes	-	-	-	23
Net change in minimum pension obligation	-	-	-	(37)
Comprehensive income	$20,562	$20,524	$228	$49,401

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$3,854	$2,961
Receivables, net	97,777	70,264
Fuel inventories, at average cost	29,912	17,073
Materials and supplies, at average cost	58,193	57,017
Deferred income taxes	12,635	8,944
Prepaid expenses	12,721	11,292
Derivative instruments	8,787	-
Total	223,879	167,551
Nonutility Property and Investments
Nuclear decommissioning trust fund	94,991	91,802
Other	6,825	7,694
Total	101,816	99,496
Utility Plant, at Original Cost
Electric	5,049,618	4,959,539
Less-accumulated depreciation	2,392,022	2,322,813
Net utility plant in service	2,657,596	2,636,726
Construction work in progress	219,646	100,952
Nuclear fuel, net of amortization of $123,062 and $115,240	41,355	27,966
Total	2,918,597	2,765,644
Deferred Charges and Other Assets
Regulatory assets	205,195	179,922
Prepaid pension costs	83,514	98,002
Other	29,023	27,905
Total	317,732	305,829
Total	$3,562,024	$3,338,520

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$500	$500
Commercial paper	82,400	31,900
Current maturities of long-term debt	225,500	-
Accounts payable	93,052	106,040
Accrued taxes	57,817	27,448
Accrued interest	11,872	11,549
Accrued payroll and vacations	24,866	27,520
Accrued refueling outage costs	14,996	8,974
Derivative instruments	3,494	-
Other	8,313	8,600
Total	522,810	222,531
Deferred Credits and Other Liabilities
Deferred income taxes	628,929	627,048
Deferred investment tax credits	28,175	29,698
Asset retirement obligations	153,697	145,907
Pension liability	86,228	85,301
Regulatory liabilities	73,899	69,641
Derivative instruments	3,267	2,601
Other	42,109	38,387
Total	1,016,304	998,583
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,021,656	887,041
Retained earnings	277,646	283,850
Accumulated other comprehensive loss	(26,731)	(29,909)
Total	1,272,571	1,140,982
Long-term debt (Note 8)	750,339	976,424
Total	2,022,910	2,117,406
Commitments and Contingencies (Note 13)
Total	$3,562,024	$3,338,520

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Operating Revenues	(thousands)
Electric revenues	$290,891	$272,083	$531,281	$505,298
Other revenues	-	-	-	113
Total	290,891	272,083	531,281	505,411
Operating Expenses
Fuel	56,197	44,803	103,597	86,293
Purchased power	8,570	16,797	13,687	28,287
Skill set realignment costs (Note 9)	4,937	-	14,230	-
Other	64,808	68,863	127,366	134,826
Maintenance	24,900	20,540	47,478	49,886
Depreciation and amortization	37,346	36,665	74,346	73,060
General taxes	26,875	25,454	53,164	50,009
(Gain) loss on property	(695)	3	(598)	(513)
Total	222,938	213,125	433,270	421,848
Operating income	67,953	58,958	98,011	83,563
Non-operating income	2,822	9,346	4,535	10,843
Non-operating expenses	(1,235)	(627)	(2,292)	(1,780)
Interest charges	(15,046)	(15,482)	(29,904)	(30,101)
Income before income taxes and
minority interest in subsidiaries	54,494	52,195	70,350	62,525
Income taxes	(18,680)	(14,466)	(22,553)	(15,431)
Minority interest in subsidiaries	-	(8,693)	-	(7,805)
Net income	$35,814	$29,036	$47,797	$39,289

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2006	2005
Cash Flows from Operating Activities	(thousands)
Net income	$47,797	$39,289
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	74,346	73,060
Amortization of:
Nuclear fuel	7,822	5,418
Other	3,302	3,900
Deferred income taxes, net	(2,159)	(3,334)
Investment tax credit amortization	(1,523)	(1,944)
Gain on property	(598)	(513)
Minority interest in subsidiaries	-	7,805
Other operating activities (Note 4)	(23,813)	(65,568)
Net cash from operating activities	105,174	58,113
Cash Flows from Investing Activities
Utility capital expenditures	(229,910)	(226,247)
Allowance for borrowed funds used during construction	(2,549)	(767)
Purchases of nonutility property	(42)	(117)
Proceeds from sale of assets	206	173
Purchases of nuclear decommissioning trust investments	(26,387)	(16,197)
Proceeds from nuclear decommissioning trust investments	24,574	14,421
Hawthorn No. 5 partial insurance recovery	-	10,000
Other investing activities	(818)	(2,739)
Net cash from investing activities	(234,926)	(221,473)
Cash Flows from Financing Activities
Net change in short-term borrowings	50,500	174,100
Dividends paid to Great Plains Energy	(54,001)	(61,700)
Equity contribution from Great Plains Energy	134,615	-
Issuance fees	(469)	(8)
Net cash from financing activities	130,645	112,392
Net Change in Cash and Cash Equivalents	893	(50,968)
Cash and Cash Equivalents at Beginning of Year	2,961	51,619
Cash and Cash Equivalents at End of Period	$3,854	$651

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2006		2005
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$887,041	1	$887,041
Equity contribution from Great Plains Energy	-	134,615	-	-
Ending balance	1	1,021,656	1	887,041
Retained Earnings
Beginning balance		283,850		252,893
Net income		47,797		39,289
Dividends:
Common stock held by Great Plains Energy		(54,001)		(61,700)
Ending balance		277,646		230,482
Accumulated Other Comprehensive Loss
Beginning balance		(29,909)		(40,334)
Derivative hedging activity, net of tax		3,178		(1,414)
Minimum pension obligation, net of tax		-		(37)
Ending balance		(26,731)		(41,785)
Total Common Shareholder's Equity		$1,272,571		$1,075,738

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(thousands)
Net income	$35,814	$29,036	$47,797	$39,289
Other comprehensive income
Gain (loss) on derivative hedging instruments	1,894	(3,589)	5,293	(2,291)
Income taxes	(712)	1,378	(1,990)	880
Net gain on derivative hedging instruments	1,182	(2,211)	3,303	(1,411)
Reclassification to expenses, net of tax	(63)	(3)	(125)	(3)
Derivative hedging activity, net of tax	1,119	(2,214)	3,178	(1,414)
Change in minimum pension obligation	-	-	-	(60)
Income taxes	-	-	-	23
Net change in minimum pension obligation	-	-	-	(37)
Comprehensive income	$36,933	$26,822	$50,975	$37,838

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

•
KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas), which has no active operations in 2006.

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

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended and year to date June 30, 2006 and 2005. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding. The loss per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Income	(millions, except per share amounts)
Income from continuing operations	$37.6	$25.5	$35.5	$45.7
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Income available to common shareholders	$37.2	$25.1	$34.7	$44.9
Common Shares Outstanding
Average number of common shares outstanding	77.0	74.6	75.8	74.5
Add: effect of dilutive securities	-	0.2	-	0.2
Diluted average number of common shares outstanding	77.0	74.8	75.8	74.7

Basic and diluted EPS from continuing operations	$0.48	$0.34	$0.46	$0.60

The computation of diluted EPS excludes anti-dilutive shares for the three months ended and year to date June 30, 2006, of 183,874 and 89,715 performance shares and 166,007 and 121,181 restricted stock shares, respectively. Additionally, for the three months ended and year to date June 30, 2006, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement. For the three months ended and year to date June 30, 2005, there were no anti-dilutive shares applicable to stock options, performance shares, restricted stock or FELINE PRIDES.

In July 2006, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable September 20, 2006, to shareholders of record as of August 29, 2006. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2006, to shareholders of record as of November 8, 2006.

3.	CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with maturities of three months or less at acquisition. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $14.1 million and $21.9 million at June 30, 2006 and December 31, 2005, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy held no restricted cash collateral at June 30, 2006, and $1.9 million at December 31, 2005.

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
		Revised
Year to Date June 30	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$(31.0)	$(96.1)
Fuel inventories	(12.8)	(2.2)
Materials and supplies	(1.2)	(1.1)
Accounts payable	(16.2)	30.4
Accrued taxes	24.7	(3.6)
Accrued interest	0.3	(0.4)
Deposits with suppliers	(3.4)	(10.6)
Accrued refueling outage costs	6.0	(10.9)
Pension and postretirement benefit assets and obligations	4.3	18.4
Allowance for equity funds used during construction	(2.1)	(0.9)
Proceeds from the sale of SO2 emission allowances	0.8	0.7
Other	(2.8)	8.3
Total other operating activities	$(33.4)	$(68.0)
Cash paid during the period:
Interest	$33.4	$37.4
Income taxes	$14.9	$16.1

Consolidated KCP&L Other Operating Activities
Year to Date June 30	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$(27.5)	$(79.8)
Fuel inventories	(12.8)	(2.2)
Materials and supplies	(1.2)	(1.1)
Accounts payable	(14.5)	4.1
Accrued taxes	30.4	13.8
Accrued interest	0.3	(0.3)
Accrued refueling outage costs	6.0	(10.9)
Pension and postretirement benefit assets and obligations	2.5	15.3
Allowance for equity funds used during construction	(2.1)	(0.9)
Proceeds from the sale of SO2 emission allowances	0.8	0.7
Other	(5.7)	(4.3)
Total other operating activities	$(23.8)	$(65.6)
Cash paid during the period:
Interest	$28.5	$29.2
Income taxes	$11.4	$20.6

Discontinued Operations and Proceeds From Sale of SO2 Emission Allowances Presentation
In the fourth quarter of 2005, the Company changed the presentation of its consolidated statements of cash flows to include the cash flows from operating, investing and financing activities of discontinued operations within the respective categories of operating, investing and financing activities as well as to reflect proceeds from the sale of SO2 emission allowances by consolidated KCP&L as operating activities rather than investing activities and retroactively revised the consolidated statement of cash flows year to date June 30, 2005, to be consistent with this presentation. Great Plains Energy’s net cash flows from operating activities year to date June 30, 2005, increased $0.7 million for KCP&L’s proceeds from the sale of SO2 emission allowances and decreased $0.7 million for discontinued operations operating activities from amounts previously reported. Net cash flows from investing activities increased $0.2 million for discontinued operations investing activities and decreased $0.7 million for KCP&L’s proceeds from the sale of SO2 emission allowances from amounts previously reported.

5.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	June 30	December 31
	2006	2005
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$54.0	$34.0
Allowance for doubtful accounts	(1.4)	(1.0)
Other receivables	45.2	37.3
Consolidated KCP&L receivables	97.8	70.3
Other Great Plains Energy
Other receivables	197.3	193.0
Allowance for doubtful accounts	(4.8)	(4.3)
Great Plains Energy receivables	$290.3	$259.0
(a) Customer accounts receivable included unbilled receivables of $51.7 million and $31.4 million at June 30, 2006 and December 31, 2005, respectively.

Consolidated KCP&L’s other receivables at June 30, 2006 and December 31, 2005, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. Great Plains Energy’s other receivables at June 30, 2006 and December 31, 2005, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $108.7 million and $99.9 million, respectively.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company under this agreement is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(252.1)	$252.1	$-
Gain (loss) on sale of accounts receivable (a)	(2.5)	2.2	(0.3)
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(218.5)	218.5	-
Cash paid to KCP&L for receivables purchased	216.3	(216.3)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.5	(0.5)	-

		Receivables	Consolidated
Year to Date June 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(449.3)	$449.3	$-
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.3	(0.2)
Servicing fees	1.2	(1.2)	-
Fees to outside investor	-	(1.8)	(1.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(431.0)	431.0	-
Cash paid to KCP&L for receivables purchased	426.7	(426.7)	-
Servicing fees	1.2	(1.2)	-
Interest on intercompany note	0.8	(0.8)	-
(a) The net loss is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

6.	NUCLEAR PLANT

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

Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $15 million ($7.1 million, KCP&L’s 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment also applies to worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $26.1 million ($12.3 million, KCP&L’s 47% share) per policy year.

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

After many years of effort, Nebraska regulators denied the facility developer’s license application in December 1998, a prolonged lawsuit ensued, and Nebraska eventually settled the case by paying the Compact Commission $145.8 million in damages. The Compact Commission then paid out pro rata portions of the settlement money to the various parties who originally funded the project. To date, WCNOC has received refunds totaling $21.3 million (KCP&L’s 47% share being $10 million), including $1.7 million ($0.8 million, KCP&L’s 47% share) received in 2006. The Commission continues to explore alternative long-term waste disposal capability and has retained an insignificant portion of the settlement money. In April 2006, WCNOC and other affected generators filed a lawsuit in Federal District Court in Nebraska seeking to preserve their ability to continue to pursue their claim for their share of the retained amount plus interest.

7.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and orders received from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) in 2005. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. In March 2006, the Circuit Court of Cole County, Missouri, affirmed the MPSC Order and the Sierra Club has appealed the decision to the Missouri Court of Appeals. The Kansas District Court denied the Sierra Club’s appeal in May 2006 and the Sierra Club has appealed to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requested rate increases reflect recovery of increasing operating costs including fuel, transportation and pensions as well as investments in wind generation and customer programs and compensation for wholesale sales volatility and construction risks. The request is based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. Discovery is underway and management anticipates that any approved rate adjustments for both jurisdictions will go into effect January 1, 2007. The MPSC and KCC staffs and other parties are scheduled to file their cases in August 2006. Formal evidentiary hearings before the MPSC and KCC are scheduled for October 2006.

Construction continues on KCP&L’s Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas. Completed and commissioned turbines are expected to begin being put into service during the third quarter and management expects the entire project to be completed and on-line in time for inclusion in the current rate cases. The environmental upgrades at LaCygne No. 1 began with the spring 2006 outage and are anticipated to be completed during the spring 2007 outage. KCP&L has implemented nine affordability, energy efficiency and demand response programs in Missouri and three in Kansas. Year to date June 30, 2006, initial results from the implemented programs are beginning to demonstrate an ability to manage KCP&L’s customers’ retail load requirements.

KCP&L finalized Iatan No. 2 co-ownership agreements with Aquila Inc., The Empire District Electric Company, Kansas Electric Power Cooperative and Missouri Joint Municipal Electric Utility Commission during the second quarter. KCP&L will own 54.71% or approximately 465 MW of the new station. An owner’s engineer has been hired and the engineering design for Iatan Station is in progress. The Iatan No. 2 boiler and steam turbine and the Iatan Nos. 1 and 2 air emission control equipment procurements are in progress and plant construction site preparation work has started. In the first quarter of 2006, KCP&L received the air permit and a water quality certification from the Missouri Department of Natural Resources relating to Iatan Station. The Sierra Club is appealing the air permit. During the second quarter of 2006, KCP&L received the permits necessary to begin construction at Iatan Station, which included the wetlands permit and a permit for the construction of a temporary barge slip and collector wells from the U.S. Army Corps of Engineers (Corps). The Corps also executed an Environmental Assessment with a Finding of No Significant Impact.

Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates later in 2006 upon finalizing the largest of the Iatan No. 2 contracts covering the boiler and air quality control systems and after review of these estimates with the Company’s Board of Directors. The definitive estimates could be materially different than the current estimates; however, management believes project costs will be competitive with other similar projects built in the same timeframe.

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” and has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities.

	Amortization	June 30	December 31
	ending period	2006	2005
Regulatory Assets		(millions)
Taxes recoverable through future rates		$84.1	$85.7
Decommission and decontaminate federal uranium
enrichment facilities	2007	1.0	1.3
Loss on reacquired debt	2037	6.8	7.1
January 2002 incremental ice storm costs (Missouri)	2007	2.7	4.9
Change in depreciable life of Wolf Creek	2045	36.4	27.4
Cost of removal		10.5	9.3
Asset retirement obligations		25.9	23.6
Future recovery of pension costs	(a)	27.3	15.6
Pension accounting method difference	(a)	2.6	-
Other	Various	7.9	5.0
Total Regulatory Assets		$205.2	$179.9
Regulatory Liabilities
Emission allowances	(a)	$64.5	$64.3
Pension accounting method difference	(a)	-	1.0
Additional Wolf Creek amortization (Missouri)	(a)	9.4	4.3
Total Regulatory Liabilities		$73.9	$69.6
(a) Will be amortized in accordance with future rate cases.

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs when included in rate base. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The pension accounting method difference (which may be either a regulatory asset or liability) and certain insignificant items in other regulatory assets are not included in rate base.

Southwest Power Pool Regional Transmission Organization
KCP&L is a member of the Southwest Power Pool (SPP), which is a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Organization (RTO). In February 2006, KCP&L reached an agreement with the MPSC staff and intervenors regarding approval to turn over functional control of KCP&L’s transmission facilities to SPP and participate in the energy imbalance service market. The MPSC held an on-the-record presentation concerning this agreement in May 2006. In June 2006, the MPSC issued an order approving KCP&L’s participation in the RTO. KCC has held workshops seeking additional information on KCP&L’s request to turn over functional control of its transmission facilities to SPP. KCC held a hearing concerning KCP&L’s application in July 2006 and an order is expected to be issued in late summer 2006. In July 2006, KCC granted interim approval for KCP&L to take SPP network integration transmission service for its retail customers. It is anticipated that the interim approval will become final once KCC rules on KCP&L’s request to participate in the RTO. In May 2006, SPP made a compliance filing in response to a previously issued FERC order on the SPP energy imbalance service market. In July 2006, FERC issued an order on the compliance filing accepting in part, as modified, and rejecting in part the filing, permitting the start of the SPP energy imbalance service market no earlier than October 1, 2006, and required SPP to make additional filings. The SPP is planning to file its market metrics and status with FERC in the third quarter of 2006. Subsequent to this FERC order, the SPP Board of Directors decided to set November 1, 2006, as the new target date for the start of the energy imbalance service market, with market readiness certification to FERC on October 1, 2006. KCP&L is continuing preparation for this new start-up date.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO. In April 2006, FERC issued an order regarding MISO RSG charges. In its order, FERC interpreted MISO's tariff to require that virtual supply offers be included in the calculation of RSG charges and that to the extent that MISO did not charge market participants RSG charges on virtual supply offers, MISO violated its tariff. The FERC order requires MISO to recalculate RSG rates back to April 1, 2005, and make refunds to customers who paid RSG charges on imbalances, with interest, reflecting the recalculated charges. In order to make such refunds, RSG charges may be retroactively imposed on market participants who submitted virtual supply offers during the recalculation period.

Strategic Energy is among the MISO participants that paid RSG charges on imbalances and could receive a refund as a result of the order. Strategic Energy may also be subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period. Consistent with MISO’s business practice manuals, management does not believe Strategic Energy should be assessed RSG charges retroactively or prospectively.

Numerous requests for rehearing have been filed and the matter remains pending before FERC. Management is currently unable to predict the outcome of these pending requests. In the event FERC affirms its order and MISO imposes retroactive RSG charges on virtual supply offers, Strategic Energy results of operations could be negatively impacted. Management has estimated the potential exposure could range from $0 to $6 million. The range of potential exposure is based on management’s judgments and assumptions and does not contemplate all possible outcomes. The actual exposure, if any, could ultimately be greater than the estimated range depending on the outcome of the requests pending before FERC.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection (PJM) and MISO during a 16-month transition period from December 1, 2004 through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone are allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003. For the three months ended June 30, 2006, Strategic Energy recorded a reduction of purchased power expense of $2.4 million for SECA recoveries from suppliers, which offset $2.7 million of expense recorded in the first quarter. Strategic Energy recorded purchased power expenses totaling $7.2 million in the second quarter of 2005 for these charges covering billings for the transition period through June 30, 2005. Strategic Energy recovered $0.9 million for the three months ended and $1.3 million year to date June 30, 2006, of its SECA costs through billings to its retail customers. No further billings are anticipated pending the outcome of proceedings discussed below.

There are several unresolved matters and legal challenges related to SECA that are pending before FERC on rehearing. FERC established a schedule for resolution of certain SECA issues, including the issue of shifting SECA allocations to the shipper. The shipper in Strategic Energy’s situation is the wholesale supplier, which, through a contract with Strategic Energy, delivered power to various zones in which Strategic Energy was supplying retail customers. In most instances, the shipper was the purchaser of through and out transmission service and therefore included the cost of the through and out rate in its energy price. Management is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

8.	CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2006	2005
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$0.5	$0.5
3.89%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%	2007	225.0	225.0
6.50%	2011	150.0	150.0
6.05%	2035	250.0	250.0
Unamortized discount		(1.7)	(1.8)
EIRR bonds
4.75% Series A & B	2015	104.1	104.6
4.75% Series D	2017	39.1	39.3
4.65% Series 2005	2035	50.0	50.0
Current maturities		(225.5)	-
Total consolidated KCP&L excluding current maturities		750.3	976.4

Other Great Plains Energy
7.74% Affordable Housing Notes	2006-2008	1.7	2.6
4.25% FELINE PRIDES Senior Notes	2009	163.6	163.6
Current maturities **		(164.4)	(1.7)
Total consolidated Great Plains Energy excluding current maturities		$751.2	$1,140.9
* Weighted-average interest rates at June 30, 2006.
** Includes $163.6 million of FELINE PRIDES Senior Notes scheduled to mature in 2009 that must be remarketed between August 16, 2006 and February 16, 2007.

Effective Interest Rates on KCP&L’s Unsecured Notes at June 30, 2006
Interest rate swaps on KCP&L’s Series A, B and D EIRR bonds resulted in an effective interest rate of 6.27%. As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s $250.0 million of 6.05% Senior Notes that were issued via a private placement during 2005 is 5.78%. In the second quarter of 2006, KCP&L completed an exchange of these privately placed notes for $250.0 million of registered 6.05% unsecured senior notes maturing in 2035 to fulfill its obligations under a 2005 registration rights agreement.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(millions)
Consolidated KCP&L	$0.5	$0.5	$1.0	$1.1
Other Great Plains Energy	0.1	0.3	0.3	0.4
Total Great Plains Energy	$0.6	$0.8	$1.3	$1.5

Forward Starting Swaps
During 2006, KCP&L entered into two Forward Starting Swaps with a combined notional principal amount of $225.0 million to hedge interest rate volatility on the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 17 for additional information.

Short-Term Borrowings and Short-Term Bank Lines of Credit
During May 2006, Great Plains Energy entered into a five-year $600 million revolving credit facility with a group of banks. The facility replaced a $550 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2006, the Company was in compliance with this covenant. At June 30, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $77.9 million under the credit facility as credit support for Strategic Energy. At December 31, 2005, Great Plains Energy had $6.0 million of outstanding borrowings with an interest rate of 4.98% and had issued letters of credit totaling $38.5 million under the credit facility as credit support for Strategic Energy.

During May 2006, KCP&L entered into a five-year $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes. Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion. The facility replaced a $250 million revolving credit facility with a group of banks. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2006, KCP&L was in compliance with this covenant. At June 30, 2006, KCP&L had $82.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.48% and no cash borrowings under the facility. At December 31, 2005, KCP&L had $31.9 million of commercial paper outstanding, at a weighted-average interest rate of 4.35% and no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. So long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has guaranteed $25.0 million of this facility. A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of

$75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At June 30, 2006, Strategic Energy was in compliance with these covenants. At June 30, 2006, $58.6 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2005, $75.2 million in letters of credit had been issued and there were no cash borrowings under the agreement.

Common Shareholders’ Equity
Great Plains Energy filed a shelf registration statement with the Securities and Exchange Commission (SEC) in May 2006 relating torelatere Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Warrants, Stock Purchase Contracts and Stock Purchase Units. In May 2006, Great Plains Energy issued 5.2 million shares of common stock at $27.50 per share under this registration statement with $144.3 million in gross proceeds and issuance costs of $5.2 million.

In May 2006, Great Plains Energy also entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock. The forward purchaser borrowed and sold the same number of shares of Great Plains Energy’s common stock to hedge its obligations under the forward sale agreement. Great Plains Energy did not initially receive any proceeds from the sale of common stock shares by the forward purchaser. The forward sale agreement provides for a settlement date or dates to be specified at Great Plains Energy’s discretion, subject to certain exceptions, no later than May 23, 2007. Subject to the provisions of the forward sale agreement, Great Plains Energy will receive an amount equal to $26.6062 per share, plus interest based on the federal funds rate less a spread and less certain scheduled decreases if Great Plains Energy elects to physically settle the forward sale agreement by delivering solely shares of common stock. In most circumstances, Great Plains Energy also has the right, in lieu of physical settlement, to elect cash or net physical settlement.

In May 2006, Great Plains Energy registered an additional 1.0 million shares of common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan, bringing the total number of shares registered under this plan to 4.0 million. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.

In March 2006, Great Plains Energy registered an additional 1.0 million shares of common stock with the SEC for a defined contribution savings plan, bringing the total number of shares registered under this plan to 10.3 million. Shares issued under the plans may be either newly issued shares or shares purchased in the open market.

9.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC. Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

The MPSC and KCC issued orders in 2005 establishing KCP&L’s annual pension costs at $22 million for the years 2005 and 2006 through the creation of regulatory assets and liabilities for future recovery from or refund to customers, as appropriate. During the third quarter of 2005, KCP&L implemented these orders retroactive to January 1, 2005. KCP&L’s 2006 pension costs were reduced and the corresponding regulatory assets were increased by $15.3 million.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following table provides the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants. Included in net periodic benefit costs are settlement charges related to the workforce realignment, discussed below. The total amount of 2006 pension settlement charges related to the workforce realignments and other retirements will be determined in the fourth quarter after the year-end of the pension plans.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2006	2005	2006	2005
Components of net periodic benefit cost	(millions)
Service cost	$4.7	$4.3	$0.2	$0.2
Interest cost	7.7	7.5	0.8	0.7
Expected return on plan assets	(8.2)	(8.0)	(0.2)	(0.1)
Amortization of prior service cost	1.1	1.0	-	-
Recognized net actuarial loss (gain)	8.0	4.6	0.2	0.1
Transition obligation	-	-	0.3	0.3
Settlement charge	7.5	-	-	-
Net periodic benefit cost before
regulatory adjustment	20.8	9.4	1.3	1.2
Regulatory adjustment	(7.7)	-	-	-
Net periodic benefit cost	$13.1	$9.4	$1.3	$1.2

	Pension Benefits		Other Benefits
Year to Date June 30	2006	2005	2006	2005
Components of net periodic benefit cost	(millions)
Service cost	$9.4	$8.6	$0.4	$0.5
Interest cost	15.4	14.9	1.5	1.4
Expected return on plan assets	(16.4)	(16.1)	(0.3)	(0.3)
Amortization of prior service cost	2.2	2.1	0.1	0.1
Recognized net actuarial loss (gain)	16.0	9.3	0.4	0.2
Transition obligation	-	-	0.6	0.6
Settlement charge	7.5	-	-	-
Net periodic benefit cost before
regulatory adjustment	34.1	18.8	2.7	2.5
Regulatory adjustment	(15.3)	-	-	-
Net periodic benefit cost	$18.8	$18.8	$2.7	$2.5

Skill Set Realignment and Pension Settlement Charges
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the comprehensive energy plan. KCP&L recorded $9.4 million year to date June 30, 2006, related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees. Management is actively filling positions with the specific skill sets and talent needed to achieve KCP&L’s goals. Management believes that the realignment allows for optimization of employee levels and avoids future additional expense. In the second quarter of 2006, KCP&L incurred $7.3 million of pension settlement charges associated with the realignment resulting in $4.8 million of expense recorded after amounts capitalized and billed to joint owners of power plants. The pension settlement charges were a result of the number of employees retiring and selecting the lump-sum payment option.

KCP&L anticipates recording additional expense related to pension settlement charges of approximately $7 million during the second half of 2006 associated with its management and union pension plans as a result of additional employees retiring and selecting the lump-sum payment option. The total amount of 2006 pension settlement charges related to the workforce realignments and other retirements will be determined in the fourth quarter after the year-end of the pension plans. In the second quarter of 2006, KCP&L requested regulatory accounting treatment from MPSC and KCC to defer pension settlement charges, retroactive to January 1, 2006, and amortize the deferred amount over a five-year period to be established in the rate proceeding following the current 2006 proceedings. At June 30, 2006, no amounts were deferred pending the outcome of this request.

10.	EQUITY COMPENSATION

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified prospective application method. The adoption of SFAS No. 123R had an insignificant effect on the companies’ consolidated statements of income and cash flows for the three months ended and year to date June 30, 2006.

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. Common stock shares delivered by the Company under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable security laws. The Company has a policy of delivering newly issued shares, or shares surrendered by Plan participants on account of withholding taxes and held in treasury, or both, to satisfy share option exercises and does not expect to repurchase common shares during 2006 to satisfy stock option exercises for the period.

SFAS No. 123R requires forfeitures to be estimated. Forfeiture rates are based on historical forfeitures and future expectations and will be reevaluated annually. The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and income tax benefits.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Compensation expense	(millions)
Great Plains Energy	$0.9	$1.0	$1.7	$1.6
KCP&L	0.7	0.5	1.1	0.8
Income tax benefits
Great Plains Energy	0.3	0.4	0.4	0.6
KCP&L	0.3	0.2	0.3	0.3

Stock Options Granted 2001 - 2003
Stock options were granted under the plan at market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. The fair value for the stock options granted in 2001 - 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense and accrued dividends related to stock options are recognized over the stated vesting period. Exercise prices range from $24.90 to $27.73. The stock options are expected to be fully vested by the end of the third quarter of 2006 and management does not anticipate additional forfeitures for 2006. All stock option activity year to date June 30, 2006, is summarized in the following table.

			Remaining
		Exercise	Contractual
Stock Options	Shares	Price*	Term*
Beginning balance	111,455	$25.56
Forfeited or expired	(1,983)	27.73
Ending balance	109,472	25.52	5.4
Exercisable at June 30	95,000	25.19	5.2
* weighted-average

A summary of the status of the Company’s nonvested stock options as of June 30, 2006, and changes during the period, is presented in the following table.

Nonvested		Fair
Stock Options	Shares	Value *
Beginning balance	16,455	$3.15
Forfeited	(1,983)	3.15
Ending balance	14,472	3.15
* 2003 grant-date fair value

At June 30, 2006, there was an insignificant amount of total unrecognized compensation expense related to nonvested stock options granted under the Plan, which will be recognized by the end of the third quarter of 2006.  The total fair value of shares vested was insignificant for the three months ended and year to date June 30, 2006 and 2005.

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Company’s Board of Directors. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Company performance, based on internal and external measures, over stated performance periods. Performance shares have a value equal to the market value of the shares on the grant date with accruing dividends. Compensation expense, calculated by multiplying shares by the related grant-date fair value less the present value of dividends, and accrued dividends related to performance shares are recognized over the stated period. Performance share activity year to date June 30, 2006, is summarized in the following table.

		Grant Date
Performance	Shares	Fair Value *
Beginning balance	172,761	$30.17
Performance adjustment	(2,650)
Granted	94,159	28.20
Issued	(9,499)	27.73
Ending balance	254,771	29.56
* weighted-average

At June 30, 2006, the remaining weighted-average contractual term was 1.6 years. There was no activity for performance shares during the three months ended and the weighted-average grant-date fair value for shares granted was $28.20 year to date June 30, 2006. The weighted-average grant-date fair value of shares granted during the three months ended and year to date June 30, 2005, was $30.85 and $30.34, respectively. At June 30, 2006, there was $3.3 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was insignificant during the three months ended and year to date June 30, 2006 and 2005.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends. Compensation expense, calculated by multiplying shares by the related grant-date fair value less the present value of dividends, and accrued dividends related to restricted stock are recognized over the stated vesting period. Restricted stock activity year to date June 30, 2006, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value *
Beginning balance	119,966	$30.50
Issued	48,041	28.22
Forfeited	(2,000)	28.20
Ending balance	166,007	29.86
* weighted-average

At June 30, 2006, the remaining weighted-average contractual term was 1.6 years. The weighted-average grant-date fair value of shares granted during the three months ended and year to date June 30, 2006, was $28.81 and $28.22, respectively. The weighted-average grant-date fair value of shares granted during the three months ended and year to date June 30, 2005, was $31.05 and $30.56, respectively. At June 30, 2006, there was $2.1 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Plan, which will be recognized over the remaining weighted-average contractual term.  No shares vested during the three months ended and year to date June 30, 2006 and 2005.

11.	KLT GAS DISCONTINUED OPERATIONS

The KLT Gas natural gas properties (KLT Gas portfolio) was reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” after the 2004 Board of Directors approval to sell the KLT Gas Portfolio and discontinue the gas business. During 2004 and 2005, KLT Gas completed sales of the KLT Gas portfolio and in 2006 KLT Gas has no active operations.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $5.1 million and $9.5 million for the three months ended and year to date June 30, 2006, respectively, and $15.5 million and $30.9 million for the same periods in 2005. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At June 30, 2006, and December 31, 2005, consolidated KCP&L had a net intercompany payable to Services of $2.7 million and $3.5 million, respectively. In the third quarter of 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business. At June 30, 2006, and December 31, 2005, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.5 million.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. At June 30, 2006, and December 31, 2005, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

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

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$555	-	802		$-		$555	-	802	2006 - 2015
Incremental BART	53	-	77	240	-	347	293	-	424	2006 - 2017
Incremental CAMR	41	-	59	4	-	6	45	-	65	2010 - 2018
Comprehensive energy plan retrofits	(171)			(101)			(272)			2006 - 2010
Estimated required environmental expenditures in
excess of the comprehensive energy plan retrofits	$478	-	767	$143	-	252	$621	-	1,019

Expenditure estimates provided in the table above include, but are not limited to, the accelerated environmental upgrade expenditures included in KCP&L’s comprehensive energy plan. KCP&L expects to provide definitive estimates of comprehensive energy plan expenditures later in 2006, which could significantly differ from the retrofit estimates above. These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter emissions. KCP&L’s expectation is that any required environmental expenditures will be recovered through rates.

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

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final rule establishes a market-based cap-and-trade program. Missouri has developed State Implementation Plan (SIP) rules, which include an emission allowance allocation mechanism, and is currently accepting comments on these preliminary rules. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements. At June 30, 2006, KCP&L had accumulated unused SO2 emission allowances sufficient to support just under 120,000 tons of SO2 emission under the provisions of the Acid Rain program, which are recorded in inventory at zero cost. KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s comprehensive energy plan as approved by the MPSC and KCC.

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

In May 2006, the EPA took final action on petitions to reconsider CAMR. In response to these requests for reconsideration, the EPA made several changes to the CAMR correcting a number of technical aspects to clarify CAMR. These changes do not significantly impact KCP&L. In response to the remaining issues under reconsideration, the EPA determined that its decisions were reasonable and should not be changed.

Carbon Dioxide
The Clear Skies Initiative includes a climate change policy, which is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output and is intended to reduce the greenhouse gas intensity of the U.S. economy 18% by 2012. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. would lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

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

In January 2006, the EPA published proposed revisions to the NAAQS for particulate matter. With regard to PM-2.5, the EPA proposed to reduce the level of the 24-hour PM-2.5 standard from 65 to 35 micrograms per cubic meter and to retain the level of the annual PM-2.5 standard at 15 micrograms per cubic meter. With regard to particles generally less than or equal to 10 micrograms per cubic meter, PM-10, the EPA proposes to revise the 24-hour PM-10 standard by establishing a new indicator for coarse particles (particles generally between 2.5 and 10 micrograms per cubic meter), PM-10-2.5, at a level of 70 micrograms per cubic meter. The EPA outlined certain alternatives and issues related to implementation of the proposed revisions and sought public comment. The EPA plans to take action on the proposal by September 2006. At this time it is difficult to predict the final rule that might result from these proposed revisions and the subsequent impact of that final rule on attainment status of the revised NAAQS standards for particulate matter. If the EPA adopts a rule that results in the Kansas City area being designated as non-attainment, more restrictive regulation of new and existing units could result.

Water Use Regulations
The EPA Clean Water Act established standards for cooling water intake structures. This regulation applies to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. The studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with this regulation is expected to be achieved between 2011 and 2014. Until the comprehensive demonstration studies are completed, the impact of this regulation cannot be quantified.

KCP&L holds a permit from the Missouri Department of Natural Resources covering water discharge from its Hawthorn Station. The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river. KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water. Until this matter is resolved, KCP&L continues to operate under its current permit. KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both. The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Contractual Commitments
Great Plains Energy’s and consolidated KCP&L’s contractual obligations have not significantly changed at June 30, 2006, compared to December 31, 2005, except for KCP&L’s fuel and Strategic Energy’s purchased power. KCP&L’s contractual commitments for fuel at June 30, 2006, totaled $464.1 million. Commitments for the remainder of 2006 total $91.9 million and for the years 2007 through 2010 total $97.2 million, $105.9 million, $45.9 million, and $43.6 million, respectively. Commitments after 2010 total $79.6 million. Great Plains Energy’s contractual commitments at June 30, 2006, include KCP&L’s commitments for fuel and Strategic Energy’s commitments for purchased power. Strategic Energy’s commitments for purchased power at June 30, 2006, totaled $795.7 million. Commitments for the remainder of 2006 total $320.6 million and for the years 2007 through 2011 total $237.7 million, $114.0 million, $63.3 million, $52.4 million and $7.7 million, respectively. Additionally, KCP&L has incurred contractual commitments related to its comprehensive energy plan totaling $242.5 million. These commitments are $126.2 million for the remainder of 2006, and $71.7 million, $33.5 million, $6.4 million and $4.7 million for the years 2007 through 2010, respectively.

Uncertain Tax Positions
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109 “Accounting for Income Taxes”. FIN No. 48 clarifies how companies calculate and disclose uncertain tax positions. Great Plains Energy and consolidated KCP&L are required to adopt the provisions of FIN No. 48 for periods beginning in 2007, although earlier adoption is permitted. Management is currently evaluating the impact of FIN No. 48 and has not yet determined the impact on Great Plains Energy and consolidated KCP&L’s consolidated financial statements. Management evaluates and records tax liabilities for uncertain tax positions based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At June 30, 2006 and December 31, 2005, the Company had $4.7 million and $4.6 million, respectively, of liabilities for uncertain tax positions related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities for uncertain tax positions of $1.7 million and $1.2 million at June 30, 2006 and December 31, 2005, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the companies will reverse these tax provisions to net income. If the positions are not ultimately sustained, the companies may be required to make cash payments plus interest and/or utilize the companies’ federal and state credit carryforwards.

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

Framatome
In 2005, WCNOC filed a lawsuit on behalf of itself, KCP&L and the other two Wolf Creek owners against Framatome ANP, Inc., and Framatome ANP Richland, Inc. (Framatome) in the District Court of Coffey County, Kansas. The suit alleged various claims against Framatome related to the proposed design, licensing and installation of a digital control system. The suit sought recovery of approximately $16 million in damages from Framatome. Framatome filed a counterclaim against the three Wolf Creek owners seeking recovery of damages alleged to be in excess of $20 million. In May 2006, the parties settled this case. The settlement had no significant impact on KCP&L’s results of operations or financial position.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit in 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and National

Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants were dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million, of which $18.5 million was recorded as a recovery of capital expenditures. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant appealed this case to the Court of Appeals for the Western District of Missouri, and in May 2006, the Court of Appeals ordered the Circuit Court to enter judgment in KCP&L’s favor in accordance with the jury verdict. The defendant has filed a motion for transfer of this case to the Missouri Supreme Court.

KCP&L also received reimbursement for Hawthorn No. 5 damages under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers). Travelers filed suit in the Federal District Court for the Eastern District of Missouri on November 18, 2005, against National Union, and KCP&L was added as a defendant on June 19, 2006. Travelers seeks recovery of $10 million that KCP&L has or will recover in the April 2001 lawsuit described in the preceding paragraph. Management is unable to predict the outcome of this litigation.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in Federal District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System.” This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection. In March 2006, KCP&L filed a response and denied infringing the patent. KCP&L counterclaimed for a declaration that the patent is invalid and not infringed. Emergis responded to KCP&L’s counterclaims in April 2006. Court ordered mediation occurred in July 2006, but the case was not resolved. Management does not expect the outcome of this litigation to have a material impact on Great Plains Energy's or KCP&L's results of operations and financial position.

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

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy. The plaintiffs purportedly represent the interests of certain customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreement) for a certain product in Pennsylvania. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreement with Strategic Energy. In response to Strategic Energy’s preliminary objections, plaintiffs have filed an amended complaint that management is evaluating. Management is unable to predict the outcome of this litigation.

Texas Customer Dispute
In February 2006, a customer in Texas that procures electricity for schools notified Strategic Energy that it had selected another provider for its school members during the time it was under contract with Strategic Energy. Strategic Energy exercised it rights under the agreement for breach. In June 2006, Strategic Energy received a notice of demand for arbitration from the customer pursuant to the agreement. Management is evaluating the merits of the customer’s alleged damages and the parties are in the process of selecting an arbitrator. Management believes the ultimate outcome of this matter will not have a material impact on the Company’s financial position or results of operations.

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

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise, and Weinstein filed suit, alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District. In May 2006, the Court of Appeals affirmed the judgment. During July 2006, Weinstein filed an application for transfer of this case to the Missouri Supreme Court. The $15 million reserve has not been reversed pending the outcome of the appeal process.

15.	SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility, and Strategic Energy, a competitive electricity supplier. Other includes the operations of HSS, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
June 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$290.9	$351.2	$-	$642.1
Depreciation and amortization	(37.3)	(2.0)	-	(39.3)
Interest charges	(15.0)	(0.6)	(2.2)	(17.8)
Income taxes	(18.7)	(2.7)	2.5	(18.9)
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	35.8	4.2	(2.4)	37.6

Three Months Ended		Strategic		Great Plains
June 30, 2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$272.1	$359.6	$-	$631.7
Depreciation and amortization	(36.7)	(1.5)	-	(38.2)
Interest charges	(15.5)	(0.7)	(2.2)	(18.4)
Income taxes	(14.5)	(3.0)	7.7	(9.8)
Loss from equity investments	-	-	(0.4)	(0.4)
Discontinued operations	-	-	(3.6)	(3.6)
Net income (loss)	29.1	3.7	(10.9)	21.9

Year to Date		Strategic		Great Plains
June 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$531.3	$670.0	$-	$1,201.3
Depreciation and amortization	(74.3)	(3.9)	-	(78.2)
Interest charges	(29.9)	(0.9)	(4.3)	(35.1)
Income taxes	(22.6)	7.2	5.2	(10.2)
Loss from equity investments	-	-	(0.6)	(0.6)
Net income (loss)	47.8	(6.7)	(5.6)	35.5

Year to Date		Strategic		Great Plains
June 30, 2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$505.3	$671.4	$0.1	$1,176.8
Depreciation and amortization	(73.0)	(3.0)	(0.1)	(76.1)
Interest charges	(30.1)	(1.5)	(4.3)	(35.9)
Income taxes	(16.0)	(11.5)	12.4	(15.1)
Loss from equity investments	-	-	(0.7)	(0.7)
Discontinued operations	-	-	(3.6)	(3.6)
Net income (loss)	39.9	16.5	(14.3)	42.1

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
June 30, 2006	(millions)
Assets	$3,558.5	$421.0	$41.7	$4,021.2
Capital expenditures (a)	230.0	2.5	0.2	232.7
December 31, 2005
Assets	$3,334.6	$441.8	$57.3	$3,833.7
Capital expenditures (a)	332.2	6.6	(4.7)	334.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

Three Months Ended			Consolidated
June 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$290.9	$-	$290.9
Depreciation and amortization	(37.3)	-	(37.3)
Interest charges	(15.0)	-	(15.0)
Income taxes	(18.7)	-	(18.7)
Net income	35.8	-	35.8

Three Months Ended			Consolidated
June 30, 2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$272.1	$-	$272.1
Depreciation and amortization	(36.7)	-	(36.7)
Interest charges	(15.5)	-	(15.5)
Income taxes	(14.5)	-	(14.5)
Net income (loss)	29.1	(0.1)	29.0

Year to Date			Consolidated
June 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$531.3	$-	$531.3
Depreciation and amortization	(74.3)	-	(74.3)
Interest charges	(29.9)	-	(29.9)
Income taxes	(22.6)	-	(22.6)
Net income (loss)	47.8	-	47.8

Year to Date			Consolidated
June 30, 2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$505.3	$0.1	$505.4
Depreciation and amortization	(73.0)	(0.1)	(73.1)
Interest charges	(30.1)	-	(30.1)
Income taxes	(16.0)	0.6	(15.4)
Net income (loss)	39.9	(0.6)	39.3

			Consolidated
	KCP&L	Other	KCP&L
June 30, 2006	(millions)
Assets	$3,558.5	$3.5	$3,562.0
Capital expenditures (a)	230.0	-	230.0
December 31, 2005
Assets	$3,334.6	$3.9	$3,338.5
Capital expenditures (a)	332.2	-	332.2
(a) Capital expenditures reflect year to date amounts for the periods presented.

16.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations (ARO) associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred and capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Changes in the estimated fair values of the liabilities are recognized when known.

In the second quarter of 2006, KCP&L incurred an ARO related to decommissioning and site remediation associated with its Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas. KCP&L is obligated to remove the wind turbine towers and perform site remediation within 12 months after the end of the associated 30-year land lease agreements. The ARO was derived from a third party estimate of decommissioning and remediation costs. To estimate the ARO, KCP&L used a credit-adjusted risk free discount rate of 6.68%. This rate was based on the rate at which KCP&L could issue 30-year bonds.

At June 30, 2006, KCP&L recorded a $3.1 million ARO for the decommissioning and site remediation and increased property and equipment by $3.1 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” or SFAS No. 143, “Accounting for Asset Retirement Obligation,” and expense recovered currently in rates will be recoverable in future rates. The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s AROs.

	June 30	December 31
	2006	2005
	(millions)
Beginning balance	$145.9	$113.7
Additions	3.1	26.7
Settlements	-	(2.0)
Accretion	4.7	7.5
Ending balance	$153.7	$145.9

17.	DERIVATIVE INSTRUMENTS

The companies are exposed to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the companies’ operating results. The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees. Management’s interest rate risk management strategy uses derivative instruments to adjust the companies’ liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, management uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the companies to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held and contract-based netting of credit exposures against payable balances. Derivative instruments, excluding those instruments that qualify for the Normal Purchases and Normal Sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

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

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of June 30, 2006, KCP&L had hedged nearly all of its 2006 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing fixed forward physical contracts. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness during the three months ended and year to date June 30, 2006 and 2005, respectively.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was approximately five years at June 30, 2006 and December 31, 2005.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power expense for the three months ended and year to date June 30, 2006, includes a $3.4 million and $14.0 million loss, respectively, due to ineffectiveness of the cash flow hedges. Strategic Energy did not record any gains or losses for the three months ended June 30, 2005, and recorded a $2.1 million gain year to date June 30, 2005, due to ineffectiveness of the cash flow hedges.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded to purchased power expense were a $1.4 million loss and $2.8 million gain for the three months ended June 30, 2006 and 2005, respectively, and a $23.9 million loss and $5.7 million gain year to date June 30, 2006 and 2005, respectively.

The fair value of non-hedging derivatives at June 30, 2006, also includes certain forward contracts at Strategic Energy that were amended during 2005. Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle. For the three months ended and year to date June 30, 2006, Strategic Energy amortized $0.9 and $4.6 million of the deferred liability to purchased power expense related to the delivery of power under the contracts. Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008. After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	June 30		December 31
	2006		2005
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$341.8	$(21.0)	$164.7	$23.8
Non-hedging derivatives	57.4	(6.5)	35.5	-
Forward contracts
Cash flow hedges	402.6	(17.5)	121.9	21.0
Non-hedging derivatives	241.4	(18.4)	178.3	3.6
Forward starting swap
Cash flow hedges	225.0	8.8	-	-
Interest rate swaps
Fair value hedges	146.5	(3.3)	146.5	(2.6)
Consolidated KCP&L
Forward contracts
Cash flow hedges	13.6	(3.5)	-	-
Forward starting swap
Cash flow hedges	225.0	8.8	-	-
Interest rate swaps
Fair value hedges	146.5	(3.3)	146.5	(2.6)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	June 30	December 31	June 30	December 31
	2006	2005	2006	2005
	(millions)
Current assets	$21.2	$35.8	$20.5	$11.9
Other deferred charges	1.4	11.8	-	-
Other current liabilities	(22.6)	1.6	(3.5)	-
Deferred income taxes	4.9	(20.5)	(6.4)	(4.5)
Other deferred credits	(10.5)	1.0	-	-
Total	$(5.6)	$29.7	$10.6	$7.4

Great Plains Energy’s accumulated OCI includes $21.9 million that is expected to be reclassified to expense over the next twelve months. Consolidated KCP&L’s accumulated OCI includes an insignificant amount that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Great Plains Energy	(millions)
Purchased power expense	$7.5	$(2.5)	$16.6	$(6.1)
Interest expense	(0.2)	-	(0.2)	-
Income taxes	(3.0)	1.2	(6.9)	2.7
OCI	$4.3	$(1.3)	$9.5	$(3.4)
Consolidated KCP&L
Interest expense	$(0.2)	$-	$(0.2)	$-
Income taxes	0.1	-	0.1	-
OCI	$(0.1)	$-	$(0.1)	$-

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

EXECUTING ON STRATEGIC INTENT
KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and orders received from the MPSC and KCC in 2005. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. In March 2006, the Circuit Court of Cole County, Missouri, affirmed the MPSC Order and the Sierra Club has appealed the decision to the Missouri Court of Appeals. The Kansas District Court denied the Sierra Club’s appeal in May 2006 and the Sierra Club has appealed to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requested rate increases reflect recovery of increasing operating costs including fuel, transportation and pensions as well as investments in wind generation and customer programs and compensation for wholesale sales volatility and construction risks. The request is based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. Discovery is underway and management anticipates that any approved rate adjustments for both jurisdictions will go into effect January 1, 2007. The MPSC and KCC staffs and other parties are scheduled to file their cases in August 2006. Formal evidentiary hearings before the MPSC and KCC are scheduled for October 2006.

Construction continues on KCP&L’s Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas. Completed and commissioned turbines are expected to begin being put into service during the third quarter and management expects the entire project to be completed and on-line in time for inclusion in the current rate cases. The environmental upgrades at LaCygne No. 1 began with the spring 2006 outage and are anticipated to be completed during the spring 2007 outage. KCP&L has implemented nine affordability, energy efficiency and demand response programs in Missouri and three in Kansas. Year to date June 30, 2006, initial results from the implemented programs are beginning to demonstrate an ability to manage KCP&L’s customers’ retail load requirements.

KCP&L finalized Iatan No. 2 co-ownership agreements with Aquila Inc., The Empire District Electric Company, Kansas Electric Power Cooperative and Missouri Joint Municipal Electric Utility Commission during the second quarter. KCP&L will own 54.71% or approximately 465 MW of the new station. An owner’s engineer has been hired and the engineering design for Iatan Station is in progress. The Iatan No. 2 boiler and steam turbine and the Iatan Nos. 1 and 2 air emission control equipment procurements are in progress and plant construction site preparation work has started. In the first quarter of 2006, KCP&L received the air permit and a water quality certification from the Missouri Department of Natural Resources relating to Iatan Station. The Sierra Club is appealing the air permit. During the second quarter of 2006, KCP&L received the permits necessary to begin construction at Iatan Station, which included the wetlands permit and a permit for the construction of a temporary barge slip and collector wells from the U.S. Army Corps of Engineers (Corps). The Corps also executed an Environmental Assessment with a Finding of No Significant Impact.

Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates later in 2006 upon finalizing the largest of the Iatan No. 2 contracts covering the boiler and air quality control systems and after review of these estimates with the Company’s Board of Directors. The definitive estimates could be materially different than the current estimates; however, management believes project costs will be competitive with other similar projects built in the same timeframe.

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

KCP&L’s residential customers’ usage patterns are significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. KCP&L’s coal base load equivalent availability factor was 80% for the three months ended and year to date June 30, 2006, consistent with the same periods in 2005.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its base load capacity. Replacement power costs for scheduled Wolf Creek outages are accrued evenly over the unit’s 18-month operating cycle. The next refueling outage is scheduled to begin in October 2006. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2011 and approximately 75% after that date through September 2018. The owners also have under contract 100% of the uranium enrichment required to operate Wolf Creek through March 2008. A letter of intent has been issued with a supplier for a substantial portion of Wolf Creek’s uranium enrichment requirements extending through at least 2024. Fabrication requirements are under contract through 2024. Management expects its cost of nuclear fuel to remain relatively stable through 2009 because of contracts in place. Between 2010 and 2018, management anticipates the cost of nuclear fuel to increase approximately 30% to 50% due to higher contracted prices and market conditions. Even with this anticipated increase, management expects nuclear fuel cost per MWh generated to remain less than the cost of other fuel sources.

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

Rail companies have experienced longer cycle times for coal deliveries to utilities across the country since 2004. Approximately 98% of KCP&L’s coal requirements come from the PRB and originate on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which have been affected by the current rail situation. Maintenance to repair significant sections of track on this rail line began in 2005 and is expected to be completed by the end of 2006. These repairs must be completed before normal train operations from the PRB can resume, which affects all users of PRB coal. Year to date coal shipments have significantly improved compared to the 10% to 15% reduction in deliveries experienced in 2005 and as a result, inventory levels have improved. During the second quarter of 2006, KCP&L suspended its coal conservation measures of reducing coal generation and does not anticipate additional coal conservation measures in the second half of 2006. However, an inability to obtain timely delivery of coal to meet generation requirements could materially impact KCP&L’s results of operations by increasing its cost to serve its retail customers and/or reducing wholesale MWh sales. Management is monitoring the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply for KCP&L’s retail load and firm MWh sales.

STRATEGIC ENERGY BUSINESS OVERVIEW

Great Plains Energy indirectly owns 100% of Strategic Energy. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy has begun expansion into Illinois, as well as into additional utility territories in New York. Deliveries in Illinois are expected to begin in 2007.

In addition to competitive retail electricity supply services, Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets. The cost of supplying electric service to retail customers can vary widely by geographic market. This variability can be affected by many factors, including, but not limited to, geographic differences in the cost per MWh of purchased power, renewable energy requirements and capacity charges due to regional purchased power availability and requirements of other electricity providers and differences in transmission charges.

Strategic Energy provides services to approximately 55,600 commercial, institutional and small manufacturing accounts for approximately 16,300 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy offers an array of products, including fixed price, index-based and month-to-month renewal products, designed to meet the various requirements of a diverse customer base. Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates, was 54% for the three months ended and 52% year to date June 30, 2006. The corresponding volume-based customer retention rates including month-to-month customers on market-based rates were 65% and 63%, respectively. Retention rates for the three months ended and year to date June 30, 2006, are lower than Strategic Energy has experienced. The decline is attributable to customer contract expirations in midwestern states where the savings competitive suppliers can offer to customers are reduced or in some cases unavailable due to host utility default rates that are not aligned with market prices for power. In these states, customers can receive better rates from the host utility and are choosing to return to host utility service as their contracts with Strategic Energy expire. Management expects to have continued difficulty competing in these states until more competitive market-driven pricing mechanisms are in place or market prices for power decrease below host utility rates.

Management has repositioned sales and marketing efforts to focus on states that currently provide a more competitive pricing environment in relation to host utility default rates. In these states, Strategic

Energy continues to experience improvement in certain key metrics, including strong forecasted future MWh commitments (backlog) growth and longer contract durations. As a result, total backlog grew to 25.7 million at June 30, 2006, compared to 18.4 million at June 30, 2005, and average contract durations grew to 17 months from 14 months, respectively. Based solely on expected usage under current signed contracts, Strategic Energy has backlog of 8.5 million for the remainder of 2006, 8.9 million and 4.7 million for the years 2007 and 2008, respectively, and 3.6 million for 2009 through 2011. The combination of MWhs delivered in the first half of 2006 and backlog for the remainder of the year is 16.1 million. Total MWhs delivered in 2006 are projected to range from 16 to 18 million. Strategic Energy expects to deliver additional MWhs in 2007 through 2011 through new and renewed term contracts and MWh deliveries to month-to-month customers.

The average retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) reflected in the 8.9 million MWhs of 2007 backlog is projected to be in the range of $4.50 to $5.50. This range excludes unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness because management does not predict the future impact of these unrealized changes. This range is higher than the retail gross margin per MWh for new customer contracts discussed below primarily due to more favorable customer and product mix. While this level of retail gross margin per MWh is currently in backlog, overall retail gross margin per MWh for 2007 is expected to end up slightly lower than the $4.50 to $5.50 range as sales to larger customers enter backlog later this year and early next year. Larger customers typically have shorter duration contracts and lower retail gross margins per MWh than smaller customers.

Management continues to expect Strategic Energy’s retail gross margin per MWh on new customer contracts entered into in 2006 to average from $3.00 to $4.00, excluding unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness. Management expects to realize additional retail gross margin on fixed price contracts of up to $0.50 per MWh over the life of the contract. The additional expected margin is derived from management of the retail portfolio load requirements. These activities include benefits from financial transmission rights and auction revenue rights, short-term load balancing activities, short-term arbitrage activities and identifying and executing on favorable transmission paths. Actual retail gross margin per MWh may differ from these estimates.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(millions)
Operating revenues	$642.1	$631.7	$1,201.3	$1,176.8
Fuel	(56.2)	(44.8)	(103.6)	(86.3)
Purchased power	(337.9)	(355.6)	(668.8)	(645.0)
Skill set realignment costs	(5.1)	-	(14.5)	-
Other operating expenses	(132.3)	(131.5)	(258.8)	(266.5)
Depreciation and amortization	(39.3)	(38.2)	(78.2)	(76.1)
Gain on property	0.7	1.0	0.6	1.5
Operating income	72.0	62.6	78.0	104.4
Non-operating income (expenses)	2.6	0.2	3.4	0.8
Interest charges	(17.8)	(18.4)	(35.1)	(35.9)
Income taxes	(18.9)	(9.8)	(10.2)	(15.1)
Minority interest in subsidiaries	-	(8.7)	-	(7.8)
Loss from equity investments	(0.3)	(0.4)	(0.6)	(0.7)
Income from continuing operations	37.6	25.5	35.5	45.7
Discontinued operations	-	(3.6)	-	(3.6)
Net income	37.6	21.9	35.5	42.1
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$37.2	$21.5	$34.7	$41.3

Great Plains Energy’s earnings for the three months ended June 30, 2006, increased to $37.2 million, or $0.48 per share, from $21.5 million, or $0.29 per share, in the same period of 2005. Earnings year to date June 30, 2006, decreased to $34.7 million, or $0.46 per share, from $41.3 million, or $0.55 per share, compared to the same period of 2005.

Consolidated KCP&L’s net income increased $6.8 million for the three months ended and $8.5 million year to date June 30, 2006, compared to the same periods in 2005 due to higher retail and wholesale revenues and lower purchased power expenses. These increases to net income were partially offset by costs related to skill set realignments and increased fuel expense.

Strategic Energy’s net income increased $0.5 million for the three months ended and decreased $23.2 million year to date June 30, 2006, compared to the same periods in 2005. The year to date decrease was primarily the result of the impact of $37.9 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

Lower reductions in affordable housing investments partially offset by lower related tax credits increased other non-regulated operations net income for the three months ended and year to date June 30, 2006, compared to the same periods in 2005 by $3.9 million and $1.6 million, respectively.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(millions)
Operating revenues	$290.9	$272.1	$531.3	$505.4
Fuel	(56.2)	(44.8)	(103.6)	(86.3)
Purchased power	(8.6)	(16.8)	(13.7)	(28.3)
Skill set realignment costs	(4.9)	-	(14.2)	-
Other operating expenses	(116.7)	(114.8)	(228.1)	(234.6)
Depreciation and amortization	(37.3)	(36.7)	(74.3)	(73.1)
Gain on property	0.7	-	0.6	0.5
Operating income	67.9	59.0	98.0	83.6
Non-operating income (expenses)	1.6	8.7	2.3	9.0
Interest charges	(15.0)	(15.5)	(29.9)	(30.1)
Income taxes	(18.7)	(14.5)	(22.6)	(15.4)
Minority interest in subsidiaries	-	(8.7)	-	(7.8)
Net income	$35.8	$29.0	$47.8	$39.3

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2006	2005	Change	2006	2005	Change
Retail revenues	(millions)			(millions)
Residential	$97.9	$91.8	7	$170.2	$165.0	3
Commercial	115.0	111.7	3	207.5	203.0	2
Industrial	26.7	26.3	1	48.9	49.1	-
Other retail revenues	2.2	2.1	4	4.4	4.3	4
Total retail	241.8	231.9	4	431.0	421.4	2
Wholesale revenues	46.2	37.3	24	93.7	76.4	23
Other revenues	2.9	2.9	3	6.6	7.5	(13)
KCP&L electric revenues	290.9	272.1	7	531.3	505.3	5
Subsidiary revenues	-	-	-	-	0.1	NM
Consolidated KCP&L revenues	$290.9	$272.1	7	$531.3	$505.4	5

	Three Months Ended			Year to Date
	June 30%			June 30%
	2006	2005	Change	2006	2005	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,305	1,223	7	2,463	2,403	2
Commercial	1,835	1,783	3	3,537	3,461	2
Industrial	555	548	1	1,064	1,058	1
Other retail MWh sales	20	19	7	42	40	6
Total retail	3,715	3,573	4	7,106	6,962	2
Wholesale MWh sales	1,078	1,038	4	2,182	2,248	(3)
KCP&L electric MWh sales	4,793	4,611	4	9,288	9,210	1

Retail revenues increased $9.9 million for the three months ended and $9.6 million year to date June 30, 2006, compared to the same periods in 2005 primarily due to warmer weather in the second quarter of 2006. Residential usage per customer increased 6% for the three months ended June 30, 2006, driven by a 27% increase in cooling degree-days, which were 53% above normal.

Wholesale revenues increased $8.9 million for the three months ended and $17.3 million year to date June 30, 2006, compared to the same periods in 2005 primarily due to an increase in the average market price per MWh. Average market price per MWh increased 23% to $47.02 for the three months and 33% to $48.68 year to date primarily due to coal conservation in the region and higher natural gas prices during the first quarter. Wholesale MWh sales in 2006 remained relatively consistent with comparable periods in 2005 despite the greater availability of Wolf Creek, resulting from the spring 2005 outage, due to KCP&L’s lower coal base load capacity factor of 71% for the three months ended and year to date June 30, 2006, compared to 78% and 76% for the same periods in 2005. The lower capacity factor was due to KCP&L’s coal conservation efforts during the first half of 2006.

Consolidated KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	June 30%			June 30%
	2006	2005	Change	2006	2005	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	3,471	3,813	(9)	6,878	7,416	(7)
Nuclear	1,215	651	87	2,425	1,694	43
Natural gas and oil	175	103	70	176	101	75
Total Generation	4,861	4,567	6	9,479	9,211	3

Fuel expense increased $11.4 million for the three months ended and $17.3 million year to date June 30, 2006, compared to the same periods in 2005 due to the 6% and 3% increases, respectively, in MWhs generated and increased coal and coal transportation costs. KCP&L’s current coal and coal transportation contracts, including higher tariff rates being charged by Union Pacific, were entered into at higher average prices than related contracts in the same periods of 2005. KCP&L has filed a rate case complaint against Union Pacific with the STB and until the case is finalized, KCP&L is paying the tariff rates subject to refund. See Note 14 to the consolidated financial statements for more information.

Purchased power expense decreased $8.2 million for the three months ended and $14.6 million year to date June 30, 2006, compared to the same periods in 2005 primarily due to just under a 50% reduction in MWhs purchased for both periods and a $2.3 million and $5.9 million, respectively, decrease in capacity payments due to the expiration of two large contracts in the second quarter of 2005. KCP&L entered into new capacity contracts in June 2006. The reduction in MWhs purchased was due to uneconomical purchased power prices and the increase in net MWhs generated as a result of the spring 2005 Wolf Creek refueling outage.

In August 2005, Hawthorn No. 5’s generator step-up transformer (GSU) failed. A spare GSU was installed in September 2005; however, the size of the spare GSU limited the net capacity of the unit to 500 MW. During June 2006, a new GSU was installed at Hawthorn No. 5 returning its net capacity to 563 MW. The outage for the installation lasted 14 days.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L's other operating expenses for the three months ended June 30, 2006, were relatively unchanged when compared to the same period of 2005. Reflected in other operating expenses were increased production maintenance expenses of $3.0 million primarily due to more significant scheduled plant maintenance in 2006 offset by decreased pension expense of $2.7 million due to the regulatory accounting treatment of pension expense in accordance with MPSC and KCC orders, which was first recorded in the third quarter of 2005.

Consolidated KCP&L's other operating expenses decreased $6.5 million year to date June 30, 2006, compared to the same period of 2005 primarily due to decreased pension expense of $5.5 million due to the regulatory accounting treatment of pension expense and decreased expenses of $5.0 million due to restoration costs for a January 2005 ice storm and June 2005 wind storms. Partially offsetting these decreases were increased property tax expenses of $2.0 million due to higher assessed values and tax levies.

Consolidated KCP&L Skill Set Realignment and Pension Settlement Charges
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the comprehensive energy plan. KCP&L recorded $9.4 million year to date June 30, 2006, related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees. Management is actively filling positions with the specific skill sets and talent needed to achieve KCP&L’s goals. Management believes that the realignment allows for optimization of employee levels and avoids future additional expense.  In the second quarter of 2006, KCP&L incurred $7.3 million of pension settlement charges associated with the realignment resulting in $4.8 million of expense recorded after amounts capitalized and billed to joint owners of power plants.  The pension settlement charges were a result of the number of employees retiring and selecting the lump-sum payment option.

KCP&L anticipates recording additional expense related to pension settlement charges of approximately $7 million during the second half of 2006 associated with its management and union pension plans as a result of additional employees retiring and selecting the lump-sum payment option. The total amount of 2006 pension settlement charges related to the workforce realignments and other retirements will be determined in the fourth quarter after the year-end of the pension plans. In the second quarter of 2006, KCP&L requested regulatory accounting treatment from MPSC and KCC to defer pension settlement charges, retroactive to January 1, 2006, and amortize the deferred amount over a five-year period to be established in the rate proceeding following the current 2006 proceedings. At June 30, 2006, no amounts were deferred pending the outcome of this request.

Potential Future Pension Settlement Charges
Through 2010, approximately 24% of KCP&L’s current employees are eligible to retire with full pension benefits. The timing and number of employees retiring and selecting the lump-sum payment option could result in additional settlement charges that could materially affect KCP&L’s results of operations for 2006 and thereafter.

Strategic Energy Results of Operations

The following table summarizes Strategic Energy's comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
	(millions)
Operating revenues	$351.2	$359.6	$670.0	$671.4
Purchased power	(329.3)	(338.8)	(655.1)	(616.7)
Other operating expenses	(13.4)	(12.6)	(25.9)	(23.3)
Depreciation and amortization	(2.0)	(1.5)	(3.9)	(3.0)
Operating income (loss)	6.5	6.7	(14.9)	28.4
Non-operating income (expenses)	1.0	0.7	1.9	1.1
Interest charges	(0.6)	(0.7)	(0.9)	(1.5)
Income taxes	(2.7)	(3.0)	7.2	(11.5)
Net income (loss)	$4.2	$3.7	$(6.7)	$16.5

Retail MWhs delivered decreased 23% to 3.9 million for the three months ended and 22% to 7.6 million year to date June 30, 2006, compared to the same periods in 2005 due to the effect of market conditions in midwestern states and competition in other markets where Strategic Energy serves customers. The average retail gross margin per MWh improved to $5.32 for the three months ended and declined to $1.76 year to date June 30, 2006, compared to $3.87 and $5.43 for the same periods in 2005. The decline in the average retail gross margin per MWh year to date was primarily due to the impact of $37.9 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

	Three Months Ended		Year to Date
	June 30		June 30
	2006	2005	2006	2005
Average retail gross margin per MWh	$5.32	$3.87	$1.76	$5.43
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	0.52	(0.54)	4.97	(0.80)
Average retail gross margin per MWh without
fair value impacts	$5.84	$3.33	$6.73	$4.63

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

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $5.84 for the three months ended and $6.73 year to date June 30, 2006, compared to $3.33 and $4.63 for the same periods in 2005. The increases for the three months ended and year to date June 30, 2006, were primarily due to the net impact of SECA recoveries and charges as compared to the same periods of 2005. The net SECA impact increased average retail gross margin per MWh for the three months ended and year to date June 30, 2006, by $0.82 and $0.13, respectively, and decreased average retail gross margin per MWh in the same periods of 2005 by $1.40 and $0.74, respectively. The three months ended and year to date June 30, 2006, reflect recoveries from certain suppliers and retail customers of a portion of SECA charges incurred by Strategic Energy, partially offset in the three months ended by SECA charges incurred through the end of the March 2006 transition period. Strategic Energy was invoiced and recorded SECA charges in the three months ended June 30, 2005, totaling $7.2 million, which covered billings to Strategic Energy for the transition period beginning December 1, 2004, through June 30, 2005. Additional impacts to the average retail gross margin per MWh included increases primarily due to the management of retail portfolio load requirements, favorable product mix and settlements of supplier contracts. The increases were partially offset by higher customer acquisition fees in 2006. Additionally, the year to date increase was partially offset by a $1.2 million reduction of a gross receipts tax contingency in the first quarter of 2005.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin. Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume purchased based on forecasted peak demand. Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements. Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $62.7 million for the three months ended and $114.1 million year to date June 30, 2006, compared to $30.8 million and $55.3 million for the same periods of 2005. Additionally, in certain markets, load-serving entities are required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Net changes in fair value increased purchased power expenses by $2.0 million for the three months ended and $37.9 million year to date June 30, 2006, compared to reductions of $2.8 million and $7.8 million for the same periods in 2005. See Note 17 to the consolidated financial statements for more information.

OTHER NON-REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.’s (KLT Investments) net income for the three months ended June 30, 2006, totaled $1.4 million (including an insignificant after-tax reduction in its affordable housing investment) compared to a $2.5 million net loss for the three months ended June 30, 2005 (including an after tax reduction of $5.3 million in its affordable housing investment). KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $2.3 million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively. Net income year to date June 30, 2006, totaled $2.1 million (including an after tax reduction of $0.7 million in its affordable housing investment)

compared to net income of $0.5 million year to date June 30, 2005 (including an after tax reduction of $5.3 million in its affordable housing investment). KLT Investments’ net income included accrued tax credits of $4.6 million and $7.8 million year to date June 30, 2006 and 2005, respectively.

At June 30, 2006, KLT Investments had $25.4 million in affordable housing limited partnerships. Approximately 61% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $15.1 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $0.1 million and $1.2 million for the three months ended and year to date June 30, 2006, respectively, compared to $8.6 million for the three months ended and year to date June 30, 2005. Pre-tax reductions in affordable housing investments are estimated to be insignificant for the remainder of 2006 and $2 million for 2007. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. Even after these estimated reductions, net income from the investments in affordable housing is expected to be positive for 2006 through 2008. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L Significant Balance Sheet Changes (June 30, 2006 compared to December 31, 2005)

•
Great Plains Energy’s and consolidated KCP&L’s receivables increased $31.3 million and $27.5 million, respectively. KCP&L’s receivables increased $19.6 million due to seasonal increases from higher summer tariff rates and usage and $13.8 million due to additional receivables from joint owners related to Iatan No. 2. Partially offsetting these increases was a $6.3 million decrease in KCP&L’s wholesale receivables primarily due to lower market prices resulting from lower natural gas prices.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $12.8 million primarily due to coal conservation, scheduled plant outages and improved railroad performance in delivering coal during the first half of 2006.

•
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from a liability of $1.3 million at December 31, 2005, to an asset of $31.5 million. The change in the fair value of Strategic Energy’s energy-related derivative instruments increased the asset $28.2 million. Consolidated KCP&L’s deferred income taxes - current assets increased $3.7 million primarily due to the timing of the Wolf Creek refueling outage.

•
Great Plains Energy’s derivative instruments, including current and deferred assets and liabilities, decreased $103.8 million primarily due to a $108.4 million decrease in the fair value of Strategic Energy’s energy-related derivative instruments as a result of decreases in the forward market prices for power compounded by increased contract volume. Consolidated KCP&L’s derivative instruments, including current and deferred assets and liabilities, increased $4.6 million to reflect the $8.8 million change in the fair value of Forward Starting Swaps offset by a $3.5 million decrease in the fair value of commodity derivatives resulting from decreasing gas prices and a $0.7 million decrease in the fair value of EIRR swaps.

•
Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $118.7 million primarily due to $78.1 million related to KCP&L’s comprehensive energy plan, including $45.5 million for wind generation, $14.2 million for environmental upgrades and $18.4 million related to Iatan No. 2.

•
Great Plains Energy’s and consolidated KCP&L’s regulatory assets increased $25.3 million primarily due to the regulatory accounting treatment for pension expense and the change in Wolf Creek depreciable life for regulatory purposes in accordance with MPSC and KCC orders.

•
Great Plains Energy’s and consolidated KCP&L’s prepaid pension costs decreased $14.8 million and $14.5 million, respectively, due to 2006 pension expense accruals, including pension settlement charges of $6.8 million, in excess of contributions.

•	Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $50.5 million primarily to support expenditures related to the comprehensive energy plan.

•
Great Plains Energy’s and consolidated KCP&L’s accounts payable decreased $15.6 million and $13.0 million primarily due to the timing of cash payments partially offset by higher coal and coal transportation costs and increased natural gas purchases during June 2006.

•
Great Plains Energy’s and consolidated KCP&L’s accrued taxes increased $24.3 million and $30.4 million, respectively, primarily due to the timing of property tax payments and income taxes currently payable due to year to date June 30, 2006, taxable income.

•
Great Plains Energy’s and consolidated KCP&L’s accrued payroll and vacations decreased $6.6 million and $2.7 million primarily due to the payout of employee incentive compensation accrued at December 31, 2005, partially offset by incentive compensation accruals for 2006.

•
Great Plains Energy’s accumulated other comprehensive loss increased $35.3 million primarily due to changes in the fair value of Strategic Energy’s energy related derivative instruments mostly due to decreases in the forward market prices for power compounded by increased contract volume.

•
Great Plains Energy’s long-term debt decreased $389.7 million primarily to reflect FELINE PRIDES Senior Notes and consolidated KCP&L’s $225.0 million 6.00% Senior Notes as current maturities. Current maturities of long-term debt for the respective companies increased as a result of these classifications.

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

Great Plains Energy's liquid resources at June 30, 2006, consisted of $96.2 million of cash and cash equivalents on hand, including $3.9 million at consolidated KCP&L, and $916.1 million of unused bank lines of credit. The unused lines consisted of $317.6 million from KCP&L's revolving credit facility, $76.4 million from Strategic Energy’s revolving credit facility and $522.1 million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements. At July 31, 2006, Great Plains Energy's unused bank lines of credit decreased $45.4 million from the amount at June 30, 2006, due to a $25.5 million decrease at consolidated KCP&L and a $19.9 million decrease due to more letters of credit outstanding due to a combination of higher collateral requirements at Strategic Energy and more emphasis on using Great Plains Energy’s facilities for credit support due to its lower cost. The $25.5 million decrease at consolidated KCP&L is due to an increase in commercial paper outstanding used to fund comprehensive energy plan expenditures.

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

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees, capital expenditures and dividends to Great Plains Energy with internally generated funds. Strategic Energy might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy and consolidated KCP&L year to date June 30, 2006, compared to the same period in 2005 was primarily due to KCP&L’s $65.0 million change in cash flows from accounts receivable as a result of the January 2005 termination of KCP&L’s previous customer accounts receivables sales agreement. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Other changes in working capital detailed in Note 4 to the consolidated financial statements also impacted operating cash flows. The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. During 2006, KCP&L’s cash utility capital expenditures included $75.2 million related to KCP&L’s comprehensive energy plan, $11.0 million to upgrade a transmission line and $13.8 million to purchase automated meter reading equipment. During 2005, KCP&L’s capital expenditures included the exercise of its early termination option in the combustion turbine synthetic lease to purchase the leased property for $154.0 million. Additionally in 2005, KCP&L received $10.0 million of insurance recoveries related to Hawthorn No. 5.

Cash Flows from Financing Activities
The change in Great Plains Energy’s cash flows from financing activities year to date June 30, 2006, compared to the same period in 2005 reflects Great Plains Energy’s May 2006 proceeds of $144.3 million from the issuance of 5.2 million shares of common stock at $27.50 per share. Fees related to this issuance were $5.2 million. Great Plains Energy used the proceeds to make a $134.6 million equity contribution to KCP&L. KCP&L’s equity contribution proceeds were offset by lower short-term borrowings year to date June 30, 2006, compared to the same period in 2005, due to the 2005 purchase of the combustion turbine synthetic lease property.

Significant Financing Activities
Great Plains Energy filed a shelf registration statement with the Securities and Exchange Commission (SEC) in May 2006 relating torelatere Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Warrants, Stock Purchase Contracts and Stock Purchase Units. In May 2006, Great Plains Energy issued 5.2 million shares of common stock at $27.50 per share under this registration statement with $144.3 million in gross proceeds and issuance costs of $5.2 million.

In May 2006, Great Plains Energy also entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock. The forward purchaser borrowed and sold the same number of shares of Great Plains Energy’s common stock to hedge its obligations under the forward sale agreement. Great Plains Energy did not initially receive any proceeds from the sale of common stock shares by the forward purchaser. The forward sale agreement provides for a settlement date or dates to be specified at Great Plains Energy’s discretion, subject to certain exceptions, no later than May 23, 2007. Subject to the provisions of the forward sale agreement, Great Plains Energy will receive an amount equal to $26.6062 per share, plus interest based on the federal funds rate less a spread and less certain scheduled decreases if Great Plains Energy elects to physically settle the forward sale agreement by delivering solely shares of common stock. In most circumstances, Great Plains Energy also has the right, in lieu of physical settlement, to elect cash or net physical settlement.

KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In November 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009. KCP&L utilized $250.0 million of this amount with the issuance of its 6.05% unsecured senior notes maturing in 2035 leaving $385.0 million of authorization remaining. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.

During 2006, FERC authorized KCP&L to issue up to a total of $600.0 million in outstanding short-term debt instruments through February 2008. The authorizations are subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.

During 2006, KCP&L entered into two Forward Starting Swaps with a combined notional principal amount of $225.0 million to effectively remove most of the interest rate and credit spread uncertainty with respect to the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 17 to the consolidated financial statements. KCP&L is planning to file a shelf registration statement in the second half of 2006 for authority to issue long-term debt securities to refinance these senior notes, as well as to finance capital expenditures and to meet other general corporate requirements.

In the second quarter of 2006, KCP&L completed an exchange of $250.0 million privately placed notes for $250.0 million registered 6.05% unsecured senior notes maturing in 2035 to fulfill its obligations under a 2005 registration rights agreement.

Debt Agreements
During May 2006, Great Plains Energy entered into a five-year $600 million revolving credit facility with a group of banks. The facility replaced a $550 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2006, the Company was in compliance with this covenant. At June 30, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $77.9 million under the credit facility as credit support for Strategic Energy.

During May 2006, KCP&L entered into a five-year $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes. Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion. The facility replaced a $250 million revolving credit facility with a group of banks. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At June 30, 2006, KCP&L was in compliance with this covenant. At June 30, 2006, KCP&L had $82.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.48% and no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. So long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has guaranteed $25.0 million of this facility. A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At June 30, 2006, Strategic Energy was in compliance with these covenants. At June 30, 2006, $58.6 million in letters of credit had been issued and there were no cash borrowings under the agreement.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At June 30, 2006, KLT Investments had $1.7 million in outstanding notes, including current maturities.

KCP&L Projected Utility Capital Expenditures
KCP&L's utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L's comprehensive energy plan for environmental investments and new capacity. Based on the latest information available, management believes approximately $85 million originally estimated to be expended in 2009 related to Iatan No. 2 will be expended in 2007, raising projected 2007 expenditures reported in the companies’ 2005 Form 10-K for Iatan No. 2 from $120.4 million to approximately $205 million. Although contracting is not complete, developing market conditions indicate a potential increase in the overall cost estimates of the comprehensive energy plan in the range of 10% to 20%. The primary drivers are increases in materials and labor costs and some scope additions. Management anticipates completion of its definitive estimates later in 2006 upon finalizing the largest of the Iatan No. 2 contracts covering the boiler and air quality control systems and after review of these estimates with the Company’s Board of Directors. The definitive estimates could be materially different than the current estimates; however, management is confident that project costs will be competitive with other similar projects built in the same timeframe.

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

Year to date June 30, 2006, the Company has contributed $16.5 million to the plans and expects to contribute an additional $3.3 million during the remainder of 2006, all of which will be paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions, including the amount and timing of lump-sum distributions, could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding. Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed.

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

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers. At June 30, 2006, Strategic Energy’s five largest suppliers under forward supply contracts represented 76% of the total future dollar committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages. Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at June 30, 2006.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$46.4	$-	$46.4	1	$30.7
Non-Investment Grade	10.8	10.8	-	-	-
Internal rating
Investment Grade	0.3	-	0.3	-	-
Non-Investment Grade	1.2	1.0	0.2	-	-
Total	$58.7	$11.8	$46.9	1	$30.7

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$46.1	$0.3	$46.4
Non-Investment Grade	6.1	4.7	10.8
Internal rating
Investment Grade	0.3	-	0.3
Non-Investment Grade	(0.3)	1.5	1.2
Total	$52.2	$6.5	$58.7

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

In December 2005, Calpine Energy Services filed a motion in bankruptcy court seeking to reject a power sales agreement with Strategic Energy. In the second quarter of 2006, Strategic Energy terminated its agreement with Calpine Energy Services, which did not materially affect results of operations.

Strategic Energy’s total exposure before credit collateral at June 30, 2006, decreased $166.6 million from December 31, 2005, primarily due to lower wholesale electricity prices. At June 30, 2006, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $12.0 million, of which 48% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $11.8 million limiting its exposure to these non-investment grade counterparties to $0.2 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations have not significantly changed at June 30, 2006, compared to December 31, 2005, except for KCP&L’s fuel and Strategic Energy’s purchased power. KCP&L’s contractual commitments for fuel at June 30, 2006, totaled $464.1 million. Commitments for the remainder of 2006 total $91.9 million and for the years 2007 through 2010 total $97.2 million, $105.9 million, $45.9 million, and $43.6 million, respectively. Commitments after 2010 total $79.6 million. Great Plains Energy’s contractual commitments at June 30, 2006, include KCP&L’s commitments for fuel and Strategic Energy’s commitments for purchased power. Strategic Energy’s commitments for purchased power at June 30, 2006, totaled $795.7 million. Commitments for the remainder of 2006 total $320.6 million and for the years 2007 through 2011 total $237.7 million, $114.0 million, $63.3 million, $52.4 million and $7.7 million, respectively. Additionally, KCP&L has incurred contractual commitments related to its comprehensive energy plan totaling $242.5 million. These commitments are $126.2 million for the remainder of 2006, and $71.7 million, $33.5 million, $6.4 million and $4.7 million for the years 2007 through 2010, respectively.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. Great Plains Energy’s guarantees provided on behalf of Strategic Energy for its power purchases and regulatory requirements increased $55.0 million to $177.0 million at June 30, 2006, compared to $122.0 million at December 31, 2005. This increase is comprised of $15.5 million in direct guarantees and $39.4 million of letters of credit and is due to a combination of higher collateral requirements at Strategic Energy and more emphasis on using Great Plains Energy’s facilities for credit support due to its lower cost. Consolidated KCP&L’s guarantees of $3.9 million at June 30, 2006, were unchanged from December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2006. These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer of each company and the companies’ disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KCP&L Stipulations and Agreements
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The MPSC issued its Report and Order, approving the Stipulation and Agreement, on July 28, 2005, and KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. On September 22, 2005, the Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, filed a petition for review in the Circuit Court of Cole County, Missouri, seeking to review and set aside the MPSC Report and Order. On

March 13, 2006, the Circuit Court affirmed the MPSC Order. On April 21, 2006, the Sierra Club filed a Notice of Appeal from the Circuit Court decision to the Missouri Court of Appeals, Western District. On October 21, 2005, the Sierra Club filed a petition for review in the District Court of Shawnee County, Kansas, seeking to set aside or remand the KCC order. The Kansas District Court denied the Sierra Club’s appeal on May 1, 2006, and the Sierra Club has appealed to the Kansas Court of Appeals.  Although subject to the appeals, the MPSC and KCC orders remain in effect pending the court’s decision.

Hawthorn No. 5 Litigation
KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants were dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant appealed this case to the Court of Appeals for the Western District of Missouri, and on May 9, 2006, the Court of Appeals ordered the Circuit Court to enter judgment in KCP&L’s favor in accordance with the jury verdict. The defendant has filed a motion for transfer of this case to the Missouri Supreme Court.

KCP&L also received reimbursement for Hawthorn No. 5 damages under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers). Travelers filed suit in the Federal District Court for the Eastern District of Missouri on November 18, 2005, against National Union, and KCP&L was added as a defendant on June 19, 2006. Travelers seeks recovery of $10 million that KCP&L has or will recover in the April 2001 lawsuit described in the preceding paragraph.

Framatome
In 2005, WCNOC filed a lawsuit on behalf of itself, KCP&L and the other two Wolf Creek owners against Framatome ANP, Inc., and Framatome ANP Richland, Inc. (Framatome) in the District Court of Coffey County, Kansas. The suit alleged various claims against Framatome related to the proposed design, licensing and installation of a digital control system. The suit sought recovery of approximately $16 million in damages from Framatome. Framatome removed the case to U.S. District Court for the District of Kansas. Thereafter, the plaintiffs filed a motion to remand the case back to Coffey County District Court, which was granted. Framatome filed a counterclaim against the three Wolf Creek owners seeking recovery of damages alleged to be in excess of $20 million. In May 2006, the parties settled this case. The settlement had no significant impact on KCP&L’s results of operations or financial position.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District. On May 16, 2006, the Court of Appeals affirmed the judgment. Weinstein has filed a motion for transfer of this case to the Missouri Supreme Court. The $15 million reserve has not been reversed pending the outcome of the appeal process.

ITEM 1A. RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. Risk Factors included in the companies’ 2005 Form 10-K. The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results, and are often beyond the companies’ control. Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies. The information presented below updates the risk factors described in the companies’ 2005 Form 10-K. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

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

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L undertook to implement a Comprehensive Energy Plan (Plan). Under the Plan, KCP&L will undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, and installing environmental upgrades to certain existing plants. A reduction or rejection by the MPSC or KCC of rate increase requests may result in increased financing requirements for KCP&L. This could have a material impact on its results of operations, financial position or liquidity.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans. Any or all of these could have a significant adverse effect on KCP&L’s results of operations, financial position or liquidity.

KCP&L has Retirement-Related Risks
Through 2010, approximately 24% of KCP&L’s current employees will be eligible to retire with full pension benefits. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect KCP&L’s ability to manage and operate its business.

Substantially all of KCP&L’s employees participate in defined benefit and postretirement plans. If KCP&L employees retire when they become eligible for retirement through 2010, or if KCP&L’s plans experience adverse market returns on their investments, or if interest rates materially fall, KCP&L’s pension expense and contributions to the plans could rise substantially over historical levels. KCP&L expects to recognize additional pension settlement charges in 2006 resulting from employees retiring and electing to receive the pension benefit lump-sum payment option. The current estimate of additional expense related to pension settlement charges, based on retirement-eligible employees who left the company through July 2006, is approximately $7 million. The actual pension settlement charges in 2006 will depend on actual pension plan results during the pension plan year and the number of employees retiring throughout the year who select the lump-sum payment option. The amount of expense related to pension settlement charges to be recognized in 2006 may be materially greater than the current estimate. The timing and number of employees retiring after 2006 and selecting the lump-sum payment option could result in further pension settlement charges that could materially affect KCP&L’s results of operations. KCP&L has requested regulatory accounting treatment from MPSC and KCC to defer pension settlement charges, retroactive to January 1, 2006, and amortize the deferred amount over a five-year period to be established in the rate proceeding following the current 2006 proceedings. At June 30, 2006, no amounts were deferred pending the outcome of this request. In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations and financial position. Proposed legislation pending in Congress on pension reform could result in increased pension funding requirements. The FASB has a project to reconsider the accounting for pensions and other post-retirement benefits. This project may result in accelerated expense, liability recognition and contributions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy
Great Plains Energy’s annual meeting of shareholders was held on May 2, 2006. The shareholders elected eleven directors and ratified the appointment of Deloitte & Touch LLP as independent auditors.

The eleven persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy’s annual meeting in 2007 and until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld	Total Votes*
David L. Bodde	65,941,374	1,103,235	67,044,609
Michael J. Chesser	65,880,647	1,163,963	67,044,610
William H. Downey	65,877,877	1,166,732	67,044,609
Mark A. Ernst	57,646,323	9,398,287	67,044,610
Randall C. Ferguson, Jr.	66,048,234	996,375	67,044,609
William K. Hall	65,982,503	1,062,106	67,044,609
Luis A. Jimenez	66,040,620	1,003,989	67,044,609
James A. Mitchell	66,014,343	1,028,267	67,042,610
William C. Nelson	65,986,984	1,057,626	67,044,610
Linda H. Talbot	65,860,476	1,184,133	67,044,609
Robert H. West	65,870,782	1,173,827	67,044,609

*No votes were cast against the nominees due to cumulative voting.

Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2006. The voting regarding the appointment was as follows:

	Votes For	Votes Against	Abstentions	Total Votes
Deloitte & Touche LLP	66,256,666	461,879	326,061	67,044,606

KCP&L
Great Plains Energy is KCP&L’s sole shareholder. By a unanimous written consent dated as of May 2, 2006, Great Plains Energy, as the sole shareholder, elected the following directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations: David L. Bodde; Michael J. Chesser; William H. Downey; Mark A. Ernst; Randall C. Ferguson, Jr.; Juis A. Jimenez; James A. Mitchell; William C. Nelson and Linda H. Talbot.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
10.1.a	*	Confirmation of Forward Stock Sale Transaction between Great Plains Energy Incorporated and Merrill Lynch Financial Markets, Inc., dated May 17, 2006 (Exhibit 1.2 to Form 8-K filed May 23, 2006).
10.1.b
Credit Agreement dated as of May 11, 2006, among Great Plains Energy Incorporated, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A.

10.1.c
Consent dated as of May 31, 2006, to Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, Fifth Third Bank, Sky Bank and First National Bank of Pennsylvania.

12.1	Ratio of Earnings to Fixed Charges.
31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1	Section 1350 Certifications.
* Filed with the SEC as exhibits to prior reports and are incorporated herein by reference and made a part hereof. The exhibit number and the number of the documents so filed and incorporated herein by reference are stated in parentheses in the description of such exhibit.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit Number	Description of Document
10.2.a
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission.

10.2.b
Credit Agreement dated as of May 11, 2006, among Kansas City Power & Light Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A.

12.2	Ratio of Earnings to Fixed Charges.
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from KCP&L upon written request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: August 4, 2006	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 4, 2006	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 4, 2006	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: August 4, 2006	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)