Form 10-K
period 2006-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2007-02-27
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______to_______

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
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Great Plains Energy Incorporated	Cumulative Preferred Stock par value $100 per share	3.80%
	Cumulative Preferred Stock par value $100 per share	4.50%
	Cumulative Preferred Stock par value $100 per share	4.35%
	Common Stock without par value
	Income PRIDESSM (to February 16, 2007)

Securities registered pursuant to Section 12(g) of the Act: Kansas City Power & Light Company Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Great Plains Energy Incorporated	Yes	X	No			Kansas City Power & Light Company	Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes	No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
Great Plains Energy Incorporated	X					Kansas City Power & Light Company X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer				X	Accelerated filer	Non-accelerated filer
Kansas City Power & Light Company	Large accelerated filer					Accelerated filer	Non-accelerated filer		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2006) was approximately $2,234,971,993. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 21, 2007, Great Plains Energy Incorporated had 85,925,671 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of Great Plains Energy Incorporated (based upon the closing price of its common stock on the New York Stock Exchange on February 21, 2007) was approximately
$2,735,366,235. On February 21, 2007, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (l)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2007 Proxy Statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange
Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1	Business	6
Item 1A	Risk Factors	14
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	22
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	26
	PART II
Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters	26
	and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	29
Item 7	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risks	56
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	59
	Consolidated Balance Sheets	60
	Consolidated Statements of Cash Flows	62
	Consolidated Statements of Common Stock Equity	63
	Consolidated Statements of Comprehensive Income	64
	Kansas City Power & Light Company
	Consolidated Statements of Income	65
	Consolidated Balance Sheets	66
	Consolidated Statements of Cash Flows	68
	Consolidated Statements of Common Stock Equity	69
	Consolidated Statements of Comprehensive Income	70
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	71
Item 9	Changes in and Disagreements With Accountants on Accounting	128
	and Financial Disclosure
Item 9A	Controls and Procedures	128
Item 9B	Other Information	131
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	131
Item 11	Executive Compensation	132
Item 12	Security Ownership of Certain Beneficial Owners and Management	132
	and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	133
Item 14	Principal Accounting Fees and Services	133
	PART IV
Item 15	Exhibits, Financial Statement Schedules	134

This combined annual report on Form 10-K is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L). KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and is filed by, Great Plains Energy. Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Strategic Energy, L.L.C. (Strategic Energy), does not relate to, and is not filed by, KCP&L. KCP&L makes no representation as to that information. Neither Great Plains Energy or Strategic Energy have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or Strategic Energy’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements regarding projected delivered volumes and margins, the outcome of regulatory proceedings, cost estimates of the comprehensive energy plan and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity; nuclear operations; ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses and the effects of competition; application of critical accounting policies, including, but not limited to, those related to derivatives and pension liabilities; workforce risks including compensation and benefits costs; performance of projects undertaken by non-regulated businesses and the success of efforts to invest in and develop new opportunities; the ability to successfully complete merger, acquisition or divestiture plans (including the acquisition of Aquila, Inc., and the sale of assets to Black Hills Corporation) and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. Item 1A. Risk Factors included in this report should be carefully read for further understanding of potential risks to the companies. Other sections of this report and other periodic reports filed by the companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ARO	Asset Retirement Obligation
BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Abbreviation or Acronym	Definition

MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SIP	State Implementation Plan
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I

ITEM 1. BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

Information in other Items of this report as to which reference is made in this Item 1. is hereby incorporated by reference in this Item 1. The use of terms such as see or refer to shall be deemed to incorporate into this Item 1. the information to which such reference is made.

GREAT PLAINS ENERGY
Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•	KCP&L is described below.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas), which has no active operations.

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

CONSOLIDATED KCP&L
KCP&L, a Missouri corporation incorporated in 1922, is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L has two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS). HSS has no active operations.

Business Segments of Great Plains Energy and KCP&L
Consolidated KCP&L’s sole reportable business segment is KCP&L. Great Plains Energy, through its direct and indirect subsidiaries, has two reportable business segments: KCP&L and Strategic Energy.

For information regarding the revenues, income and assets attributable to the Company's reportable business segments, see Note 17 to the consolidated financial statements. Comparative financial information and discussion regarding the Company’s and KCP&L’s reportable business segments can be found in Item 7. MD&A.

KCP&L
KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves over 505,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas. Customers include approximately 446,000 residences, over 57,000 commercial firms, and approximately 2,200 industrials, municipalities and other electric utilities. KCP&L’s retail revenues averaged approximately 81% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. KCP&L’s total electric revenues averaged approximately 43% of Great Plains Energy’s revenues over the last three years. KCP&L’s net income accounted for approximately 119%, 88% and 87% of Great Plains Energy’s income from continuing operations in 2006, 2005 and 2004, respectively.

Regulation
KCP&L is regulated by the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L is classified as a public utility under the Federal Power Act and accordingly, is subject to regulation by the Federal Energy Regulatory Commission (FERC). By virtue of its 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), KCP&L is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Missouri and Kansas jurisdictional retail revenues averaged 57% and 43%, respectively, of KCP&L’s total retail revenue over the last three years. See Item 7. MD&A, Critical Accounting Policies section and Note 6 to the consolidated financial statements for additional information concerning regulatory matters.

Missouri and Kansas Rate Case Filings
In December 2006, KCP&L received orders from the MPSC and the KCC regarding its rate cases filed in February 2006. For information on these rate cases, see Note 6 to the consolidated financial statements. In February 2007, KCP&L filed a request with the MPSC for an annual rate increase of approximately $45 million. KCP&L is required to file a rate request with KCC on March 1, 2007.

Southwest Power Pool Regional Transmission Organization
In 2006, KCP&L received approval from both the MPSC and KCC to participate in the Southwest Power Pool, Inc. (SPP) Regional Transmission Organization (RTO). See Note 6 to the consolidated financial statements for further information.

Competition
Missouri and Kansas continue on the fully integrated utility model and no legislation authorizing retail choice has been introduced in Missouri or Kansas for several years. As a result, KCP&L does not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to KCP&L’s customers. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, KCP&L may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.

KCP&L competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory. In this regard, KCP&L competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price. In recent years, these wholesale sales have been an important source of revenues to KCP&L. KCP&L’s wholesale revenues averaged approximately 17% of its total revenues over the last three years.

Power Supply
KCP&L has over 4,000 MWs of generating capacity. KCP&L’s maximum system net hourly summer peak load of 3,721 MW occurred on July 19, 2006. The maximum winter peak load of 2,563 MW occurred on December 7, 2005. During 2006, the winter peak load was 2,467 MW. The projected peak summer demand for 2007 is 3,677 MW. KCP&L expects to meet its projected capacity requirements for the years 2007 through 2009 with its generation assets, through short-term capacity purchases and demand-side management and efficiency programs. As part of its comprehensive energy plan, KCP&L installed 100.5 MW of wind generation in 2006 and expects to have Iatan No. 2, a coal-fired plant, in service in 2010.

KCP&L is a member of the SPP reliability region. As one of the ten regional members of the North American Electric Reliability Council, SPP is responsible for maintaining reliability in its area through coordination of planning and operations. As a member of the SPP, KCP&L is required to maintain a capacity margin of at least 12% of its projected peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

Fuel
The principal fuel sources for KCP&L’s electric generation are coal and nuclear fuel. KCP&L expects, with normal weather, to satisfy approximately 96% of its 2007 generation requirements from these sources with the remainder provided by natural gas, oil and wind. The actual 2006 and estimated 2007 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2007	2006	2007	2006
Coal	74%	75%	1.28	1.15
Nuclear	22	22	0.45	0.43
Natural gas and oil	2	3	9.58	7.37
Wind	2	-	-	-
Total Generation	100%	100%	1.19	1.16
(a)Fuel mix based on percent of total MWhs generated.

Less than 1% of KCP&L’s rates contain an automatic fuel adjustment clause. To the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing, natural gas or purchased power increases significantly after the expiration of the contracts described in this section, or if KCP&L’s lower fuel cost units do not meet anticipated availability levels, KCP&L’s net income may be adversely affected until the increased cost could be reflected in rates. KCP&L will file an energy cost adjustment (ECA) clause as part of its Kansas rate case to be filed March 1, 2007.

Coal
During 2007, KCP&L’s generating units, including jointly owned units, are projected to burn approximately 13.3 million tons of coal. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts will satisfy all projected coal requirements for 2007 and approximately 95%, 45% and 35% for 2008 through 2010, respectively. The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases. KCP&L has entered into its coal contracts over time at higher average prices affecting coal costs for 2007 and beyond.

KCP&L has also entered into rail transportation contracts with various railroads to transport coal from the PRB to its generating units. The transportation services to be provided under these contracts will satisfy virtually all of the projected requirements for 2007, more than 95% for 2008 and approximately 75% for 2009 and 2010. Coal transportation costs are expected to increase in 2007 and beyond. See Note 15 to the consolidated financial statements regarding a rate complaint case against Union Pacific Railroad Company.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2011 and approximately 75% after that date through September 2018. A supply interruption at a major uranium mine owned in part by one of Wolf Creek’s suppliers will result in deferral of a small portion of the uranium scheduled for delivery to Wolf Creek in 2007. It is possible that this supply interruption will impact small portions of Wolf Creek's uranium deliveries beyond 2007 as well. In anticipation of this possibility, the owners of Wolf Creek authorized the purchase of additional uranium from an alternate supplier. That purchase, combined with strategic inventory acquired earlier in 2005 and other strategies that have already been adopted, minimizes the risks from such supply interruptions. The owners also have under contract 100% of the uranium enrichment and fabrication required to operate Wolf Creek through March 2025.

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

All uranium, uranium conversion and uranium enrichment arrangements, as well as the fabrication agreement, have been entered into in the ordinary course of business. However, contraction and consolidation among suppliers of these commodities and services, coupled with increasing worldwide demand and inventory drawdowns, have introduced uncertainty as to Wolf Creek's ability to replace some of these contracts in the event of a protracted supply disruption. Great Plains Energy’s management believes this risk is common to the nuclear industry. Accordingly, in the event the affected contracts were required to be replaced, Great Plains Energy’s and Wolf Creek's management believe that the industry and government would work together to minimize disruption of the nuclear industry's operations, including Wolf Creek's operations.

See Note 5 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
KCP&L is projecting decreased use of natural gas during 2007. At December 31, 2006, KCP&L had hedged approximately 30% and 9% of its 2007 and 2008, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.

Purchased Power
At times, KCP&L purchases power to meet its customers’ needs. Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand. KCP&L’s purchased power, as a percent of MWh requirements, averaged approximately 3% for 2006, 2005 and 2004.

Environmental Matters
See Note 13 to the consolidated financial statements for information regarding environmental matters.

STRATEGIC ENERGY
Great Plains Energy indirectly owns 100% of Strategic Energy. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy has begun expansion into Connecticut. Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets.

Strategic Energy provides services to approximately 88,200 commercial, institutional and small manufacturing accounts for approximately 25,000 customers, including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products. Strategic Energy’s projected MWh deliveries for 2007 are in the range of 18 to 22 million MWhs. Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 14.7 million, 8.9 million and 4.1 million for the years 2007 through 2009, respectively, and 5.1 million over the years 2010 through 2012.

Strategic Energy’s revenues averaged approximately 57% of Great Plains Energy’s revenues over the last three years. Strategic Energy’s net income (loss) accounted for approximately (8%), 17% and 24% of Great Plains Energy’s income from continuing operations in 2006, 2005 and 2004, respectively.

Strategic Energy’s growth objective is to continue to expand in retail choice states and to increase its share of a large market opportunity. Strategic Energy’s continued success is dependent on a number of industry and operational factors including, but not limited to, the ability to contract for wholesale MWhs to meet its customers’ needs at prices that are competitive with the host utility territory rates and with current and/or future competitors, the ability to provide value-added customer services and the ability to attract and retain employees experienced in providing service in retail choice states.

Power Supply
Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers. Management believes it will have adequate access to energy in the markets it serves.

Regulation
Strategic Energy, as a participant in the wholesale electricity and transmission markets, is subject to FERC jurisdiction. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where Strategic Energy is licensed to sell power. Each state has a public utility commission and rules related to retail choice. Each state’s rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy’s ability to compete in any jurisdiction.

Transmission
In many markets, Regional Transmission Organizations (RTO)/Independent System Operators (ISO) manage the power flows, maintain reliability and administer transmission access for the electric transmission grid in a defined region. RTOs/ISOs coordinate and monitor communications among the generator, distributor and retail electricity provider. Additionally, RTOs/ISOs manage the real-time electricity supply and demand, and direct the energy flow. Through these activities, RTOs/ISOs maintain a reliable energy supply within their region.

As a competitive retail electricity supplier, Strategic Energy must register with each RTO/ISO in order to operate in the markets covered by their grids. Strategic Energy primarily engages with PJM Interconnection, LLC (PJM), New England RTO (formerly ISO-New England), California ISO, New York ISO, Electric Reliability Council of Texas (ERCOT) and the Midwest Independent Transmission System Operator, Inc. (MISO).

In some cases, RTO/ISOs provide Strategic Energy with all or a combination of the data for billing, settlement, application of electricity rates and information regarding the imbalance of electricity supply. In addition, they provide balancing energy services and ancillary services to Strategic Energy in the fulfillment of providing services to retail end users. Strategic Energy must go through a settlement process with each RTO/ISO in which the RTO/ISO compares scheduled power with actual meter usage during a given time period and adjusts the original costs charged to Strategic Energy through a revised settlement. All participants in the RTOs/ISOs have exposure to other market participants. In the event of default by a market participant within the RTOs/ISOs, the uncollectible balance is generally allocated to the remaining participants in proportion to their load share.

RTOs/ISOs may continue to modify the market structure and mechanisms in an attempt to improve market efficiency. In addition, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Strategic Energy’s activities. These actions could have an effect on Strategic Energy’s results of operations. Strategic Energy participates extensively, together with other market participants, in relevant RTO/ISO governance and regulatory issues.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006. See Note 6 to the consolidated financial statements for further information regarding SECA.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of MISO market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO. See Note 6 to the consolidated financial statements for further information regarding RSG.

Competition
The principal elements of competition are price, service and product differentiation. Strategic Energy operates in several retail choice electricity markets. Strategic Energy has several competitors that operate in most or all of the same states in which it provides services to customers. Strategic Energy also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy’s competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing, and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. There is a regulatory lag in several RTOs/ISOs that slows the adjustment of host public utility rates in response to changes in wholesale prices, which may negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L EMPLOYEES
At December 31, 2006, Great Plains Energy had 2,470 employees. Consolidated KCP&L had 2,140 employees, including 1,364 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2008), with Local 1464, representing transmission and distribution workers (expires January 31, 2009), and with Local 412, representing power plant workers (expires February 28, 2007, with contract negotiations currently ongoing).

Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

Officers of Great Plains Energy
Name	Age	Current Position(s)	Year First Assumed An Officer Position

Michael J. Chesser (a)*	58	Chairman of the Board and Chief Executive Officer	2003
William H. Downey (b)*	62	President and Chief Operating Officer	2000
Terry Bassham (c)*	46	Executive Vice President, Finance and Strategic Development and Chief Financial Officer	2005
Michael W. Cline (d)	45	Treasurer and Chief Risk Officer	2003
Barbara B. Curry (e)*	52	Senior Vice President, Corporate Services and Corporate Secretary	2005
Michael L. Deggendorf (f)	45	Vice President, Public Affairs	2005
Stephen T. Easley (g)*	51	Senior Vice President, Supply - KCP&L	2000
Mark G. English (h)	55	General Counsel and Assistant Secretary	2003
Todd A. Kobayashi (i)	39	Vice President, Strategy and Investor Relations	2005
Shahid Malik (j)*	46	Executive Vice President President and Chief Executive Officer - Strategic Energy	2004
John R. Marshall (k)*	57	Senior Vice President, Delivery - KCP&L	2005
Victoria L. Schatz (l)	37	Assistant General Counsel and Assistant Secretary	2006
Lori A. Wright (m)*	44	Controller	2002

Officers of KCP&L
Name	Age	Current Position(s)	Year First Assumed An Officer Position

Michael J. Chesser (a)*	58	Chairman of the Board	2003
William H. Downey (b)*	62	President and Chief Executive Officer	2000
Terry Bassham (c)*	46	Chief Financial Officer	2005
Kevin E. Bryant (n)	31	Vice President, Energy Solutions	2006
Lora C. Cheatum (o)	50	Vice President, Administrative Services	2005
Michael W. Cline (d)	45	Treasurer	2003
F. Dana Crawford (p)	56	Vice President, Plant Operations	2005
Barbara B. Curry (e)*	52	Secretary	2005
Stephen T. Easley (g)*	51	Senior Vice President, Supply	2000
Mark G. English (h)	55	Assistant Secretary	2003
Chris B. Giles (q)	53	Vice President, Regulatory Affairs	2005
William P. Herdegen III	52	Vice President, Customer Operations	2001
John R. Marshall (k)*	57	Senior Vice President, Delivery	2005
William G. Riggins (r)	48	Vice President, Legal and Environmental Affairs and General Counsel	2000
Marvin L. Rollison (s)	54	Vice President, Corporate Culture and Community Strategy	2005
Victoria L. Schatz (l)	37	Assistant General Counsel and Assistant Secretary	2006
Richard A. Spring	52	Vice President, Transmission	1994
Lori A. Wright (m)*	44	Controller	2002
*	Designated an executive officer.
(a)	Mr. Chesser was previously Chief Executive Officer of United Water (2002-2003) and President and Chief Executive Officer of GPU Energy (2000-2002).
(b)	Mr. Downey was previously Executive Vice President of Great Plains Energy (2001- 2003) and Executive Vice President of KCP&L (2000-2002) and President - KCP&L Delivery Division (2000-2002).
(c)	Mr. Bassham was previously Executive Vice President, Chief Financial and Administrative Officer (2001-2005) of El Paso Electric Company.
(d)	Mr. Cline was previously Treasurer of Great Plains Energy (2005), Assistant Treasurer of Great Plains Energy and KCP&L (2003-2005), and Director, Corporate Finance (2001-2002) of Great Plains Energy.
(e)	Ms. Curry was previously Senior Vice President, Retail Operations (2003-2004) and Executive Vice President, Global Human Resources (2001-2003) of TXU Corporation.
(f)
Mr. Deggendorf was previously Senior Director, Energy Solutions of KCP&L (2002-2005), Senior Vice President of Everest Connections, a cable services company (2000-2002) and Vice President of UtiliCorp Communications (2000-2002).

(g)	Mr. Easley was previously Vice President, Generation Services (2002-2005), and President and CEO of GPP (2001-2002). He was promoted to Senior Vice President, Supply of KCP&L in March 2005.
(h)	Mr. English was previously Corporate Counsel and Assistant Secretary (2003-2005) and Corporate Counsel (2001-2003) of Great Plains Energy.
(i)	Mr. Kobayashi was previously Investor Relations Officer (2002-2005) and Director-Investor Relations and Corporate Development of Lante Corporation, a technology consulting firm (2000-2002).

(j)
Mr. Malik was appointed as President and Chief Executive Officer of Strategic Energy effective November 10, 2004 and was appointed Executive Vice President of Great Plains Energy effective January 1, 2006. Mr. Malik was previously a partner of Sirius Solutions LLP, a consulting company, (2002-2004) and President of Reliant Energy Wholesale Marketing Group (1999-2002).

(k)	Mr. Marshall was previously President of Coastal Partners, Inc., a strategy consulting company (2001-2005), and Senior Vice President, Customer Service of Tennessee Valley Authority (2002-2004).
(l)	Ms. Schatz was previously Managing Attorney (2003-2006) and Senior Attorney (2002-2003) of KCP&L, and in private practice with the Levy & Craig law firm (1999-2002).
(m)	Ms. Wright served as Assistant Controller of KCP&L from 2001 until named Controller in 2002.
(n)
Mr. Bryant was previously Manager, Corporate Finance (2005-2006) and Senior Financial Analyst, Corporate Finance (2003-2005) of Great Plains Energy. Previously he served in successive positions as Senior Treasury Analyst and Manager, Strategic Planning for THQ, Inc., a software company, (2002-2003).

(o)	Ms. Cheatum was previously Interim Vice President, Human Resources (2004-2005) and Director, Human Resources (2001-2004) of KCP&L.
(p)	Mr. Crawford was previously Plant Manager (1994-2005) of KCP&L’s LaCygne Generating Station.
(q)	Mr. Giles was previously Senior Director, Regulatory Affairs and Business Planning (2004-2005) and Director, Regulatory Affairs of KCP&L (1993-2004).
(r)	Mr. Riggins was previously General Counsel of Great Plains Energy (2000-2005).
(s)	Mr. Rollison was previously Supervisor-Engineering of KCP&L (2000-2005).

Available Information
Great Plains Energy’s website is www.greatplainsenergy.com and KCP&L’s website is www.kcpl.com. Information contained on the companies’ websites is not incorporated herein. Both companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding the companies.

ITEM 1A. RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control. Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies. The risk factors described below, as well as the other information included in this Annual Report and in the other documents filed with the SEC, should be carefully considered before making an investment in the Company’s securities. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The Company has Regulatory Risks
The Company is subject to extensive federal and state regulation, as described below. Failure to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect the Company’s business and its results of operations and financial position.

The outcome of KCP&L’s pending and future retail rate proceedings could have a material impact on its business and are largely outside its control.
The rates, which KCP&L is allowed to charge its customers, are the single most important item influencing its results of operations, financial position and liquidity. These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s control, including the MPSC, KCC and FERC. Decisions made by these entities could have a material impact on KCP&L’s business including its results of operations and financial position.

In February 2007, KCP&L filed a request with the MPSC to increase the annual rates charged to its retail customers in Missouri by approximately $45 million. KCP&L has also committed to file a request to increase the rates it is permitted to charge its Kansas retail customers with KCC by March 1, 2007. The requested rate increases are subject to the approval of the MPSC and KCC, which are expected to rule on the requests within eleven and nine months, respectively, of the filing dates. It is possible that the MPSC and/or KCC will authorize a lower rate increase than what KCP&L has requested, or no increase or a rate reduction. Additionally, the December 2006 order of the MPSC authorizing an increase in annual rates of approximately $51 million has been appealed in the Missouri courts. It is possible that the MPSC order could be vacated and the proceedings remanded to the MPSC. Management cannot predict or provide any assurances regarding the outcome of these proceedings.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its comprehensive energy plan. Under the comprehensive energy plan, KCP&L agreed to undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs. A reduction or rejection by the MPSC or KCC of rate increase requests may result in increased financing requirements for KCP&L. This could have a material impact on its results of operations and financial position.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers. Any or all of these could have a significant adverse effect on KCP&L’s results of operations and financial position.

The ability of Strategic Energy to compete in states offering retail choice may be materially affected by state regulations and host public utility rates.
Strategic Energy is a participant in the wholesale electricity and transmission markets, and is subject to FERC regulation with respect to wholesale electricity sales and transmission matters. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where it has retail customers. Each state has a public utility commission and rules related to retail choice. Each state's rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy's ability to compete in any jurisdiction. Additionally, each state regulates the rates of the host public utility, and the timing and amount of changes in host public utility rates can materially affect Strategic Energy’s results of operations and financial position.

The Company has Financial Market and Ratings Risks
The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations. The Company also relies on the financial markets for credit support, such as letters of credit, to support Strategic Energy and KCP&L operations. KCP&L’s capital requirements are expected to increase substantially over the next several years as it implements the generation and environmental projects in its comprehensive energy plan. The amount of credit support required for Strategic Energy operations varies with a number of factors, including the amount and price of power purchased for its customers. The Company’s management believes that it will maintain sufficient access to these financial markets at a reasonable cost based upon current credit ratings and market conditions. However, changes in financial or other market conditions or credit ratings could adversely affect its ability to access financial markets at a reasonable cost, impact the rate treatment provided KCP&L, or both, and therefore materially affect its results of operations and financial position.

Great Plains Energy, KCP&L and certain of their securities are rated by Moody's Investors Service and Standard & Poor's. These ratings impact the Company’s cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.

Great Plains Energy is subject to business and regulatory uncertainties as a result of the anticipated acquisition of Aquila, Inc., which could adversely affect its business.
On February 7, 2007, Great Plains Energy announced that it had entered into definitive agreements under which it would acquire all the outstanding shares of Aquila, Inc. (Aquila). Immediately prior to this acquisition, Black Hills Corporation would acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa. These transactions are complex, and are subject to Great Plains Energy and Aquila shareholder approvals, numerous regulatory approvals and other conditions. The timing of, and the conditions imposed by, regulatory approvals may delay, or give rise to the ability to terminate, the transactions. In the event of termination, the Company would be required to write-off its deferred transactions costs, which could be material. The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by the Company from the transaction.

While it is anticipated that Great Plains Energy, KCP&L and Aquila will be rated investment grade after the transactions close, Great Plains Energy and KCP&L credit ratings have been negatively affected after the announcement of the proposed acquisition, and may be further negatively affected. Credit rating downgrades could result in higher financing costs and potentially limit the companies’ access to the capital and credit markets, impact the rate treatment provided KCP&L, or both.

Great Plains Energy entered into the transaction agreements with the expectation that the acquisition would result in various benefits to it and KCP&L including, among other things, synergies, cost savings and operating efficiencies. Although the Company expects to achieve the anticipated benefits of the acquisition, achieving them cannot be assured. The Company expects to propose to regulators that the benefits resulting from the transaction be shared between retail electric customers and Company shareholders, and will request certain other regulatory assurances. There is no assurance regarding the amount of benefit-sharing, or other regulatory treatment, in rate cases occurring after the closing of the transactions.

Additionally, Aquila's utility operations are subject to regulation by numerous government entities, including the MPSC and FERC, and have pending MPSC rate cases, the outcome of which are subject to uncertainty.  As such, a successful acquisition of Aquila will subject Great Plains Energy to additional regulatory risk.

The Company’s Financial Statements Reflect the Application of Critical Accounting Policies
The application of the Company’s critical accounting policies reflects complex judgments and estimates. These policies include industry-specific accounting applicable to regulated public utilities, accounting for pensions and derivative instruments. The adoption of new Generally Accepted Accounting Principles (GAAP) or changes to current accounting policies or interpretations of such policies may materially affect the Company’s results of operations and financial position.

The Company is Subject to Environmental Laws and the Incurrence of Environmental Liabilities
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy and consolidated KCP&L results of operations and financial position.

New environmental laws and regulations affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, which may substantially increase its environmental expenditures in the future. New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits. Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the outcome of the appeal of KCP&L’s Iatan Station air permit may materially affect the cost and timing of the generation and environmental retrofit projects included in the comprehensive energy plan, among other projects, and thus materially affect KCP&L’s results of operations and financial position. In addition, KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future. Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities. The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position. See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

Great Plains Energy’s Ability to Pay Dividends and Meet Financial Obligations Depends on its Subsidiaries
Great Plains Energy is a holding company with no significant operations of its own. The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L. The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, will depend on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

KCP&L and Strategic Energy are Affected by Demand, Seasonality and Weather
The results of operations of KCP&L and Strategic Energy can be materially affected by changes in weather and customer demand. KCP&L and Strategic Energy estimate customer demand based on historical trends, to procure fuel and purchased power. Differences in customer usage from these estimates due to weather or other factors could materially affect KCP&L’s and Strategic Energy’s results of operations.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Strategic Energy is impacted by seasonality, but to a lesser extent. In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues. KCP&L’s Iatan and Hawthorn stations use water from the Missouri River for cooling purposes. Low water and flow levels, which have been experienced in recent years, can increase KCP&L’s maintenance costs at these stations and, if these levels were to get low enough, could cause KCP&L to modify plant operations.

KCP&L and Strategic Energy have Commodity Price Risks
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity. Strategic Energy routinely enters into contracts to purchase and sell electricity in the normal course of business. KCP&L generates, purchases and sells electricity in the retail and wholesale markets.

Fossil Fuel and Transportation Prices Impact KCP&L’s Costs
Less than 1% of KCP&L's rates contain an automatic fuel adjustment clause, exposing KCP&L to risk from changes in the market prices of coal and natural gas used to generate power and in the cost of coal and natural gas transportation. Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices and other factors can also adversely affect KCP&L’s fuel costs.

KCP&L does not hedge its entire exposure from fossil fuel and transportation price volatility. Consequently, its results of operations and financial position may be materially impacted by changes in these prices until increased costs are recovered in rates.

Wholesale Electricity Prices Affect Costs and Revenues
KCP&L's ability to maintain or increase its level of wholesale sales depends on the wholesale market price, transmission availability and the availability of KCP&L’s generation for wholesale sales, among other factors. A substantial portion of KCP&L’s wholesale sales are made in the spot market, and thus KCP&L has immediate exposure to wholesale price changes. Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets, could reduce KCP&L's wholesale sales and adversely affect KCP&L’s results of operations and financial position.

KCP&L is also exposed to price risk because at times it purchases power to meet its customers’ needs. The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L’s lower-priced generating units. Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.

Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers. Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers. There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices. This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment. Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy does not hedge its entire exposure to electricity price volatility. Consequently, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

KCP&L has Operations Risks
The operation of KCP&L’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment or processes; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.

These and other operating events may reduce KCP&L’s revenues or increase its costs, or both, and may materially affect KCP&L’s results of operations and financial position.

KCP&L has Construction-Related Risks
KCP&L’s comprehensive energy plan includes the construction of an estimated 850 MW coal-fired generating plant and environmental retrofits at two existing coal-fired units. KCP&L has not recently managed a construction program of this magnitude. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, the scope and timing of projects may change, and other events beyond KCP&L’s control may occur that may materially affect the schedule, budget and performance of these projects.

The anticipated acquisition of Aquila will increase Great Plains Energy’s ownership of Iatan Nos. 1 and 2. Aquila owns 18% of both Iatan generating units. Great Plains Energy’s post-acquisition ownership percentages of the Iatan generating units would be 88% of Iatan No. 1 and 72.71% of Iatan No. 2.

The construction projects contemplated in the comprehensive energy plan rely upon the supply of a significant percentage of materials from overseas sources. This global procurement subjects the delivery of procured material to issues beyond what would be expected if such material were supplied from sources within the United States. These risks include, but are not limited to, delays in clearing customs, ocean transportation and potential civil unrest in sourcing countries, among others. Additionally, as with any major construction program, inadequate availability of qualified craft labor may have an adverse impact on both the estimated cost and completion date of the projects.

KCP&L’s estimated capital expenditures for its comprehensive energy plan have increased. The primary driver of the increased cost estimate is the environmental retrofit of two existing coal-fired plants. The demand for environmental projects has increased substantially with many utilities in the United States starting similar projects to address changing environmental regulations. This demand has constrained labor and material resources resulting in a significant escalation in the estimated cost and completion times for environmental retrofits, as well as for the other comprehensive energy plan projects. The second phase of environmental upgrades at LaCygne No. 1 is currently in the planning stage, and the market conditions noted above could impact the scope and timing.

These and other risks may increase the estimated costs of these construction projects, delay the in-service dates of these projects, or require KCP&L to purchase additional electricity to supply its retail customers until the projects are completed, and may materially affect KCP&L’s results of operations and financial position.

Failure of one or more generation plant co-owners to pay their share of construction, operations and maintenance costs could increase KCP&L’s costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2. The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs and, in the case of Iatan No. 2, construction costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners. Further, the Iatan No. 2 agreements provide during the construction period for re-allocations of part or all of a defaulting co-owner’s share of the facility to the non-defaulting owners, which would increase the capital, operations and maintenance costs of the non-defaulting owners. While management considers these matters to be unlikely, their occurrence could materially increase KCP&L’s costs and capital requirements.

KCP&L has Retirement-Related Risks
Through 2010, approximately 20% of KCP&L’s current employees will be eligible to retire with full pension benefits. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect KCP&L’s ability to manage and operate its business.

Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans. If KCP&L employees retire when they become eligible for retirement through 2010, or if KCP&L’s plans experience adverse market returns on its investments, or if interest rates materially fall, KCP&L’s contributions to the plans could rise substantially over historical levels. In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations and financial position.

The Pension Protection Act of 2006 alters the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and changes the timing of required contributions to underfunded plans. The funding rules, which become effective in 2008, could significantly affect the Company’s funding requirements. In addition, the Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for pensions and other post-retirement benefits. This project may result in accelerated expense.

KCP&L has Nuclear Exposure
KCP&L owns 47% (548 MW) of Wolf Creek. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek. In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units. Although not expected, an extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a substantial adverse effect on KCP&L's results of operations and financial position in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates. If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life. KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required; however, should this happen, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling and disposal of radioactive materials, and to potential retrospective assessments and losses in excess of insurance coverage.

KCP&L’s participation in the SPP could increase costs, reduce revenues, and reduce KCP&L’s control over its transmission assets.
Functional control of the KCP&L transmission systems was transferred to the SPP during the third quarter of 2006. KCP&L may be required to incur expenses or expand its transmission systems, which it would seek recovery for through rate increases, according to decisions made by the SPP rather than according to its internal planning process.

The SPP Energy Imbalance Service (EIS) Market, which began operation on February 1, 2007, is designed to improve transparency of power pricing and efficiency in generation dispatch. This is a new and complex market, which may result in significant price volatility and suboptimal dispatching of power plants. In addition, the sale of power in this market-based environment may result in unanticipated transmission congestion and other settlement charges.

Until KCP&L achieves a greater degree of operational experience participating in the SPP, including the SPP EIS Market, there is uncertainty as to the impact of its participation. In addition, there is uncertainty regarding the impact of ongoing RTO developments at FERC. KCP&L is unable to predict the impact these issues could have on its results of operations and financial position.

Strategic Energy Operates in Competitive Retail Electricity Markets
Strategic Energy has several competitors that operate in most or all of the same states in which it serves customers. It also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy's competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing and procurement resources than Strategic Energy. Additionally, Strategic Energy must compete with the host utility in order to convince customers to switch from the host utility to Strategic Energy as their electric service provider. Strategic Energy’s results of operations and financial position are impacted by the success Strategic Energy has in attracting and retaining customers in these markets.

Strategic Energy has Credit Risk
Strategic Energy has credit risk exposure in the form of the loss that it could incur if a counterparty failed to perform under its contractual obligations. Strategic Energy enters into forward contracts with multiple suppliers. In the event of supplier non-delivery or default, Strategic Energy’s results of operations may be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations may also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination. Additionally, Strategic Energy’s results of operations may be affected by increased bad debt expense if retail customers failed to satisfy their contractual obligations to pay Strategic Energy for electricity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

KCP&L Generation Resources

		Year	Estimated 2007		Primary
	Unit	Completed	MW Capacity		Fuel
Base Load	Wolf Creek	1985	548	(a)	Nuclear
	Iatan No. 1	1980	460	(a) (b)	Coal
	LaCygne No. 2	1977	341	(a)	Coal
	LaCygne No. 1	1973	368	(a)	Coal
	Hawthorn No. 5 (c)	1969	563		Coal
	Montrose No. 3	1964	176		Coal
	Montrose No. 2	1960	164		Coal
	Montrose No. 1	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4 (d)	2003	308		Natural Gas
	Osawatomie (d)	2003	77		Natural Gas
	Hawthorn No. 9 (e)	2000	130		Natural Gas
	Hawthorn No. 8 (d)	2000	77		Natural Gas
	Hawthorn No. 7 (d)	2000	77		Natural Gas
	Hawthorn No. 6 (d)	1997	136		Natural Gas
	Northeast Nos. 17 and 18 (e)	1977	117		Oil
	Northeast Nos. 15 and 16 (e)	1975	116		Oil
	Northeast Nos. 13 and 14 (e)	1976	114		Oil
	Northeast Nos. 11 and 12 (e)	1972	111		Oil
	Northeast Black Start Unit	1985	2		Oil
Wind	Spearville Wind Energy Facility(f)	2006	-		Wind
Total			4,055
(a)	KCP&L's share of a jointly owned unit.
(b)	The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 460 MWs from 469 MWs until the air quality control equipment included in the comprehensive energy plan is operational.
(c)	The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(d)	Combustion turbines.
(e)	Heat Recovery Steam Generator portion of combined cycle.
(f)	In 2006, KCP&L completed the 100.5 MW Spearville Wind Energy Facility in Spearville, KS. Wind is not
currently eligible for accredited capacity under SPP reliability standards.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri), West Gardner Station (Johnson County, Kansas), Osawatomie Station (Miami County, Kansas) and Spearville Wind Energy Facility (Ford County, Kansas). KCP&L also owns 50% of the 736 MW LaCygne No. 1 and 682 MW LaCygne No. 2 (Linn County, Kansas), 70% of the 657 MW Iatan No. 1 (Platte County, Missouri) and 47% of the 1,166 MW Wolf Creek Unit (Coffey County, Kansas). See Note 6 to the consolidated financial statements for information regarding KCP&L’s comprehensive energy plan and the construction of new generation capacity.

KCP&L Transmission and Distribution Resources
KCP&L’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. KCP&L owns over 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines and over 3,800 miles of underground distribution lines in Missouri and Kansas. KCP&L has all the franchises necessary to sell electricity within its retail service territory. KCP&L’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve its customers.

KCP&L General
KCP&L’s principal plants and properties, insofar as they constitute real estate, are owned in fee simple except for the Spearville Wind Energy Facility, which is on land held under easements. Certain other facilities are located on premises held under leases, permits or easements. KCP&L electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986. General mortgage bonds totaling $159.3 million were outstanding at December 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

KCP&L Missouri Rate Cases
On February 1, 2007, KCP&L filed a retail rate case with the MPSC, requesting an annual rate increase effective January 1, 2008, of approximately $45 million over current levels. Hearings on this case are expected to begin in the fall of 2007, with a decision expected in December 2007.

On February 1, 2006, KCP&L filed a request with the MPSC to increase annual rates $55.8 million for customers served in Missouri. The amount of the request was based, among other things, on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. On December 21, 2006, the MPSC issued its order with an effective date of December 31, 2006. The order approved an approximate $51 million increase in annual revenues, reflecting an authorized return on equity of 11.25%. Approximately $22 million of the rate increase results from additional amortization to help maintain cash flow levels. The rates established by the order reflect an annual offset of approximately $69 million ($39 million Missouri jurisdiction) related to annual non-firm wholesale electric sales margin. The amount by which the actual margin amount is higher than this level will be recorded as a regulatory liability and reflected in KCP&L’s next rate case. The order established, for regulatory purposes, annual pension cost recovery for the period beginning January 1, 2007, of approximately $35 million ($19 million Missouri jurisdiction), which excludes allocations to the other joint owners of generation facilities and capitalized amounts. The order also established, effective January 1, 2006, a regulatory asset or liability as appropriate for amounts arising from defined benefit plan settlements and curtailments which will be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case. The rates set by the order also reflect the MPSC’s decisions on various other accounting and regulatory matters. Appeals of the December 21, 2006, order of the MPSC authorizing an increase in annual rates of approximately $51 million were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation. The appeals seek to set aside or remand the order to the MPSC. Although subject to the appeals, the MSPC order remains in effect pending the court's decision.

KCP&L Kansas Rate Case
On February 1, 2006, KCP&L filed a request with KCC to increase annual rates $42.3 million for customers served in Kansas. KCP&L reached a negotiated settlement of its request with certain parties to the rate proceedings, and filed a Stipulation and Agreement (Agreement) on September 29, 2006, containing the settlement with KCC. On December 4, 2006, KCC issued its order approving the Agreement in its entirety. The order approved a $29 million increase in annual revenues effective January 1, 2007, with $4 million of that amount resulting from additional depreciation to help maintain cash flow levels. The order also approved various accounting and other matters, including but not limited to: (i) establishing, for regulatory purposes, annual pension cost for the period beginning January 1, 2007, of approximately $43 million ($19 million on a Kansas jurisdictional basis) through the creation of a regulatory asset or liability, as appropriate; (ii) establishing, effective January 1, 2006, a regulatory asset or liability as appropriate for amounts arising from defined benefit plan settlements and curtailments which will be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case; (iii) setting at 8.5% the equity rate for the equity component of the allowance for funds used during construction rate calculation for Iatan No. 2; and (iv) the filing by KCP&L of an ECA clause in its next rate case, to be filed no later than March 1, 2007.

KCP&L Regulatory Plan Appeals
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. Parties to the MPSC Stipulation and Agreement are KCP&L, the Staff of the MPSC, the City of Kansas City, Missouri, Office of Public Counsel, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, Missouri Joint Municipal Electric Utility Commission and the Missouri Department of Natural Resources. Parties to the KCC Stipulation and Agreement are KCP&L, the Staff of the KCC, Sprint Nextel Corporation and the Kansas Hospital Association.

The MPSC issued its Report and Order, approving the Stipulation and Agreement, on July 28, 2005, and KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. On September 22, 2005, the Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, filed a petition for review in the Circuit Court of Cole County, Missouri, seeking to review and set aside the MPSC Report and Order. On March 13, 2006, the Circuit Court affirmed the MPSC Report and Order, and the Sierra Club and Concerned Citizens of Platte County appealed to the Missouri Court of Appeals for the Western District. On October 21, 2005, the Sierra Club filed a petition for review in the District Court of Shawnee County, Kansas, seeking to set aside or remand KCC order. On May 1, 2006, the District Court denied the petition, and the Sierra Club appealed to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the courts’ decisions.

Kansas City Power & Light Company v. Union Pacific Railroad Company
On October 12, 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates.

In February 2006, the STB instituted a rulemaking to address issues regarding the cost test used in rail rate cases and the proper calculation of rail rate relief. As part of that order, the STB delayed hearing KCP&L’s case pending the outcome of the rulemaking, and declared that the results of the rulemaking would apply to KCP&L’s test. On October 30, 2006, the STB issued its decision, adopting the proposals set out in its rulemaking. This decision has been appealed by other parties to the Federal Circuit Court of Appeals for the District of Columbia. In July 2006, the STB directed KCP&L and Union Pacific to file comments in September 2006 on whether KCP&L’s complaint is within the STB’s jurisdiction. If the STB determines it does have jurisdiction, KCP&L anticipates a ruling on its case in the second half of 2008. Until the STB case is decided, KCP&L is paying the higher tariff rates subject to refund.

Hawthorn No. 5 Litigation
In 1999, there was a boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Reliance National Insurance had issued a $200 million primary insurance policy and Travelers Indemnity Company of Illinois (Travelers) had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose among KCP&L, National Union and Travelers regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses. KCP&L filed suit against these two insurers, which was settled with the payment of the policy limit of the primary insurance policy (less the deductible amount), and with a $10 million payment by Travelers under its insurance policy.

KCP&L also filed suit in 2001 against multiple defendants who were alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union entered into a subrogation allocation agreement under which recoveries in this suit were generally allocated 55% to National Union and 45% to KCP&L. Various defendants settled with KCP&L, and KCP&L received a judgment against the final remaining defendant in 2006. In 2005, Travelers filed suit against National Union in the U.S. District Court for the Eastern District of Missouri, asserting that it was entitled to reimbursement or subrogation for the $10 million it paid to KCP&L from money recovered by KCP&L and National Union in the subrogation case. On June 19, 2006, KCP&L was added as a defendant to this case. The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri.

Iatan Station Air Permit
On January 31, 2006, the Missouri Department of Natural Resources issued an air permit to KCP&L for the construction of Iatan No. 2 and modifications to Iatan No. 1. The Sierra Club appealed the issuance of this permit to the Missouri Air Conservation Commission, and on September 29, 2006, filed a motion requesting that construction work on Iatan No. 2 be stayed during the pendency of the appeal. The motion was denied on October 18, 2006. A hearing on this appeal has been scheduled for March 2007. The permit remains in effect pending the outcome of the appeal.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District. On May 16, 2006, the Court of Appeals affirmed the judgment. Weinstein filed a motion for transfer of this case to the Missouri Supreme Court, which was granted. Oral arguments have been held and the case is pending the decision of the court. The $15 million reserve has not been reversed pending the outcome of the appeal process.

Tech Met, Inc., et al. v. Strategic Energy
On November 21, 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. The five named plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreement) for electricity service. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreement with Strategic Energy. In response to Strategic Energy’s preliminary objections, the plaintiffs have filed an amended complaint. Strategic Energy has been granted an indefinite period of time to respond to this amended complaint.

Other Proceedings
The companies are parties to various other lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding other lawsuits and proceedings, see Notes 5, 13 and 15 to the consolidated financial statements. Such descriptions are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. At February 21, 2007, Great Plains Energy’s common stock was held by 13,249 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range				Common Stock
	2006		2005		Dividends Declared
Quarter	High	Low	High	Low	2007	2006	2005
First	$29.32	$27.89	$31.61	$29.56	$0.415 (a)	$0.415	$0.415
Second	28.99	27.33	32.25	29.77		0.415	0.415
Third	31.43	27.70	32.63	29.82		0.415	0.415
Fourth	32.80	31.13	30.23	27.27		0.415	0.415
(a) Declared February 6, 2007.

Regulatory Restrictions
Under stipulations with the MPSC and KCC, Great Plains Energy has committed to maintain consolidated common equity of not less than 30%.

Dividend Restrictions
Great Plains Energy's Articles of Incorporation contain certain restrictions on the payment of dividends on Great Plains Energy's common stock in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

Equity Compensation Plan
The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The following table provides information, as of December 31, 2006, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the Long-Term Incentive Plan. The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	364,183 (1)	$ 25.52 (2)	1,878,929
Equity compensation plans not
approved by security holders	-	-	-
Total	364,183	$ 25.52	1,878,929
(1) Includes 254,711 performance shares at target performance levels and options for 109,472 shares of Great Plains
Energy common stock outstanding at December 31, 2006.
(2) The 254,711 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2006.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	4,777 (1)	$31.12	-	N/A
November 1 - 30	3,042 (1)	32.18	-	N/A
December 1 - 31	-	-	-	N/A
Total	7,819	$31.53	-	N/A
(1)	Represents shares of common stock surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common stock.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Regulatory Restrictions
Under the Federal Power Act, KCP&L can pay dividends only out of retained or current earnings. Under stipulations with the MPSC and KCC, KCP&L has committed to maintain consolidated common equity of not less than 35%.

Equity Compensation Plan
KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

		As Adjusted	As Adjusted	As Adjusted	As Adjusted
Year Ended December 31	2006	2005 (d)	2004 (d)	2003(d)	2002(d)
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,675	$2,605	$2,464	$2,148	$1,802
Income from continuing operations (b)	$128	$164	$175	$189	$136
Net income	$128	$162	$183	$144	$125
Basic earnings per common
share from continuing operations	$1.62	$2.18	$2.41	$2.71	$2.15
Basic earnings per common share	$1.62	$2.15	$2.51	$2.06	$1.98
Diluted earnings per common
share from continuing operations	$1.61	$2.18	$2.41	$2.71	$2.15
Diluted earnings per common share	$1.61	$2.15	$2.51	$2.06	$1.98
Total assets at year end	$4,336	$3,842	$3,796	$3,694	$3,521
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,142	$1,143	$1,296	$1,347	$1,332
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	3.20	3.60	3.54	4.22	2.98

Consolidated KCP&L (a)
Operating revenues	$1,140	$1,131	$1,092	$1,057	$1,013
Income from continuing operations (c)	$149	$144	$145	$125	$102
Net income	$149	$144	$145	$116	$95
Total assets at year end	$3,859	$3,340	$3,335	$3,315	$3,143
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$977	$976	$1,126	$1,336	$1,313
SEC ratio of earnings to fixed charges	4.11	3.87	3.37	3.68	2.87
(a)	Great Plains Energy’s and KCP&L’s consolidated financial statements include results for all subsidiaries in operation for the periods presented.
(b)
This amount is before discontinued operations of $(1.9), $7.3, $(44.8) and $(7.5) in 2005 through 2002, respectively. In 2002, this amount is before a $3.0 million cumulative effect of a change in accounting principle.

(c)	This amount is before discontinued operations of $(8.7) and $(4.0) million in 2003 and 2002. In 2002, this amount is before a $3.0 million cumulative effect of a change in accounting principle.
(d)	See Note 5 to the consolidated financial statements for information regarding Wolf Creek refueling outage costs and an associated change in accounting principle

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary
Great Plains Energy’s 2006 earnings were characterized by higher fuel costs, lower prices for wholesale sales and coal conservation in the first half of the year, partially offset by lower purchased power expense and higher retail revenue at KCP&L, as well as higher average retail gross margins per MWh without the impact of unrealized fair value gains and losses at Strategic Energy. Earnings for 2006 also reflect the absence of tax benefits experienced at KCP&L in 2005 and lower delivered volumes at Strategic Energy.

In 2006, KCP&L completed the Spearville Wind Energy Facility and received rate orders from the MPSC and KCC. KCP&L began construction of Iatan No.2, continued to make progress on environmental upgrades at existing facilities and implemented customer affordability and efficiency programs.

Anticipated Acquisition of Aquila, Inc.
In February 2007, Great Plains Energy entered into an agreement to acquire Aquila. Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments. Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in 2008. Management believes the anticipated acquisition will allow Great Plains Energy to expand its operations in a manner consistent with its strategic intent. Great Plains Energy entered into the transaction agreements with the expectation that the acquisition would result in various benefits to it and KCP&L including, among other things, synergies, cost savings and operating efficiencies. Assuming that such efficiencies are achieved and taking into account the anticipated cost of achieving such synergies, the transaction is expected to be modestly dilutive to earnings per share in 2008 and accretive beginning in 2009. See Note 3 to the consolidated financial statements for additional information.

EXECUTING ON STRATEGIC INTENT

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan under orders received from the MPSC and KCC in 2005. During 2006, KCP&L completed the Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas. KCP&L also entered into certain procurement and engineering agreements for other comprehensive energy plan projects, and further refined its cost estimates and schedules as contracting and engineering progressed. See Note 6 to the consolidated financial statements for the comprehensive energy plan estimated capital expenditures by project.

The estimated capital expenditures include prices for labor and materials that reflect current and expected market conditions. They also include contingencies that reflect, among other things, the currently foreseen risks of those future market conditions as well as risks associated with global sourcing of materials. The demand for environmental projects has increased substantially, with many utilities in the United States starting similar projects to address changing environmental regulations. This demand has constrained labor and material resources resulting in a significant escalation in the cost of, and extension of scheduled completion times for, environmental retrofits. Because of the magnitude of the comprehensive energy plan projects and the length of the implementation period, the actual expenditures, scope and timing of any or all of these projects that have not been completed may differ materially from these estimates.

Construction of Iatan No. 2 is underway and on schedule for completion in 2010. KCP&L has approximately 50% of the total estimated cost of the project under firm contracts. The estimated range of capital expenditures for Iatan No. 2 includes items that are customarily excluded in calculating the installed cost per KW of a generating plant such as rail cars, substation expansion, interconnection upgrades, off-site improvements, solid waste landfill and operating spare parts. Excluding these items, the currently estimated installed cost for Iatan No. 2 ranges from approximately $1,700/KW to $1,875/KW, which KCP&L management believes is competitive with other similar projects to be built in the same timeframe.

The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, began in late 2005 and is expected to be in-service for the summer of 2007. KCP&L has almost all of the total estimated cost for the first phase under firm contract. The second phase of environmental upgrades at LaCygne No. 1 is expected to start design in 2007, and the market conditions noted above could impact the scope and timing. Iatan No. 1 environmental upgrades are on schedule with approximately 70% of the total estimated costs under firm contract.

In 2006, KCP&L implemented several pilot affordability, energy efficiency and demand response programs in Missouri and Kansas as well as distribution automation system improvements. Results from the implemented pilot programs have demonstrated an ability to manage KCP&L’s customers’ retail load requirements and by the end of 2006, KCP&L had developed the capability to effect a 60 MW reduction in retail load requirements. These results are evidenced by the success of KCP&L’s Energy Optimizer (a residential air conditioning cycling program), MPower (a commercial/industrial curtailment program) and distribution automation investments such as dynamic voltage control. Additionally in 2006, KCC initiated a general investigation into strategies for improving energy efficiency. The general issues that KCC is investigating relates to when and how utilities should promote energy efficiency by their customers and what ratemaking treatment, including special mechanisms, is appropriate or desirable. This investigation provides a significant opportunity for the continued development of policies and regulations in Kansas designed to promote energy efficiency.

KCP&L Regulatory Proceedings
In December 2006, KCP&L received rate orders from the MPSC and KCC authorizing annual rate increases of $51 million and $29 million, respectively. The ordered rates were implemented January 1, 2007. See Note 6 to the consolidated financial statements for additional information. In February 2007, KCP&L filed a request with the MPSC for an annual rate increase of approximately $45 million. KCP&L is required to file a rate request with KCC on March 1, 2007.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to over 505,000 customers in the states of

Missouri and Kansas. KCP&L has continued to experience modest load growth. Load growth consists of higher usage per customer and the addition of new customers. Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. KCP&L’s coal base load equivalent availability factor was 83% in 2006 compared to 82% in 2005.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its base load capacity. In 2006, WCNOC submitted an application for a new operating license for Wolf Creek with the NRC, which would extend Wolf Creek’s operating period to 2045. The NRC may take up to two years to rule on the application. Wolf Creek’s most recent refueling outage was in October 2006 and lasted 35 days. The next refueling outage is scheduled to begin in March 2008. In 2006, KCP&L changed the method of accounting for the Wolf Creek refueling outage and retrospectively adjusted prior periods. See Note 5 to the consolidated financial statements for additional information.

The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can substantially change the fuel cost per MWh generated. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is generally significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

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

Approximately 98% of KCP&L’s coal requirements come from the PRB and are transported on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which had experienced longer cycle times for coal deliveries in 2004 and 2005. In 2006, KCP&L’s coal shipments improved significantly, inventory levels improved and KCP&L suspended its coal conservation measures implemented in 2005. Management continues to monitor the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply for KCP&L’s retail load and firm MWh sales. However, an inability to obtain timely delivery of coal to meet generation requirements in the future could materially impact KCP&L’s results of operations by increasing its cost to serve its retail customers and/or reducing wholesale MWh sales.

STRATEGIC ENERGY BUSINESS OVERVIEW

Great Plains Energy indirectly owns 100% of Strategic Energy. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy has begun expansion into Connecticut.

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

Strategic Energy provides services to approximately 88,200 commercial, institutional and small manufacturing accounts for approximately 25,000 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products. Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates for 2006 was 61%. The corresponding volume-based customer retention rates including month-to-month customers on market-based rates was 71%. Retention rates for 2006 were lower than Strategic Energy has experienced in recent years. The decline is attributable to customer contract expirations in midwestern states where the savings competitive suppliers can offer to customers are limited or in some cases unavailable due to host utility default rates that are not aligned with market prices for power. In these states, customers can receive lower rates from the host utility and are choosing to return to host utility service as their contracts with Strategic Energy expire. Management expects to have continued difficulty competing in these states until more competitive market-driven pricing mechanisms are in place or market prices for power decrease below host utility rates.

Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates. In these states, Strategic Energy continues to experience improvement in certain key metrics, including strong forecasted future MWh commitments (backlog) growth and longer contract durations. As a result, total backlog grew to 32.8 million MWh at December 31, 2006, compared to 18.3 million MWh at December 31, 2005. Average contract durations grew to 18 months in 2006 from 17 months in 2005. Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 14.7 million MWh, 8.9 million MWh and 4.1 million MWh for the years 2007 through 2009, respectively, and 5.1 million MWh over the years 2010 through 2012. Strategic Energy’s projected MWh deliveries for 2007 are in the range of 18 to 22 million MWhs. Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers.

Strategic Energy currently expects the average retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) delivered in 2007 to average $4.35 to $5.35. This range excludes unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness because management does not predict the future impact of these unrealized changes. Actual retail gross margin per MWh may differ from these estimates.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on the results of operations and financial position. Management has identified the following accounting policies deemed critical to the understanding of the companies’ results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Pensions
The companies incur significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.

Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan, earnings on plan assets and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

These actuarial assumptions are updated annually at the beginning of the plan year. In selecting an assumed discount rate, the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation was considered. The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan. These assumptions are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 8 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2006
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(34.1)	$(2.9)
Rate of return on plan assets	0.5%	increase	-	(1.8)
Discount rate	0.5%	decrease	36.2	3.0
Rate of return on plan assets	0.5%	decrease	-	1.8

KCP&L recorded pension expense reflecting orders from the MPSC and KCC that established annual pension costs at $22 million for 2006 and 2005. Expected 2007 pension expense will approximate $35 million after allocations to the other joint owners of generation facilities and capitalized amounts consistent with the December 2006 MPSC and KCC rate orders. The difference between pension costs under SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and the amount allowed for ratemaking is recorded as a regulatory asset or liability for future ratemaking recovery or refunds, as appropriate. See Note 8 to the consolidated financial statements for additional information.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

Regulatory Matters
As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent amounts imposed by rate actions of KCP&L’s regulators that may require refunds to customers, represent amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which KCP&L remains accountable, or represent a gain or other reduction of allowable costs to be given to customers over future periods. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators. Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to KCP&L; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry. In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment on utility plant assets as determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See Note 6 to the consolidated financial statements for more information.

Energy and Energy-Related Contract Accounting
Strategic Energy generally purchases power under forward physical delivery contracts to supply electricity to its retail energy customers under full requirement sales contracts. The full requirements sales contracts and the forward physical delivery contracts meet the accounting definition of a derivative; however, Strategic Energy applies the normal purchases and normal sales (NPNS) exception accounting treatment on full requirement sales contracts. Derivative contracts designated as NPNS are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the underlying contract settles.

Strategic Energy has historically designated the majority of the forward physical delivery contracts as NPNS; however, as certain markets continue to develop, some derivative instruments may no longer qualify for the NPNS exception. As such, Strategic Energy is designating these forward physical delivery contracts as cash flow hedges, which could result in future increased volatility in derivative assets and liabilities, other comprehensive income (OCI) and net income. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in OCI and subsequently reclassified to purchased power expense in Great Plains Energy’s consolidated statement of income as the power is delivered and/or the contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges and the corresponding decrease in derivatives accounted for as NPNS transactions may affect the timing and nature of accounting recognition, but does not change the underlying economic results.

The fair value of forward purchase derivative contracts that do not meet the requirements for the NPNS exception or cash flow hedge accounting are recorded as current or long-term derivative assets or liabilities. Changes in the fair value of these contracts could result in operating income volatility as changes in the associated derivative assets and liabilities are recorded in purchased power expense in Great Plains Energy’s consolidated statement of income.

Strategic Energy’s derivative assets and liabilities consist of a combination of energy and energy-related contracts. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices. The market prices used to determine fair value reflect management's best estimate considering time, volatility and historical trends. Future market prices may vary from those used in recording energy assets and liabilities at fair value and such variations could be significant.

Market prices for energy and energy-related commodities vary based upon a number of factors. Changes in market prices will affect the recorded fair value of energy contracts. Changes in the fair value of energy contracts will affect operating income in the period of the change for contracts under fair value accounting and OCI in the period of change for contracts under cash flow hedge accounting, while changes in forward market prices related to contracts under accrual accounting will affect operating income in future periods to the extent those prices are realized. Management cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

		As Adjusted	As Adjusted
	2006	2005	2004
	(millions)
Operating revenues	$2,675.3	$2,604.9	$2,464.0
Fuel	(229.5)	(208.4)	(176.8)
Purchased power	(1,516.7)	(1,429.7)	(1,300.0)
Skill set realignment costs	(9.4)	-	-
Other operating expenses	(524.4)	(527.2)	(510.5)
Depreciation and amortization	(160.5)	(153.1)	(150.1)
Gain (loss) on property	0.6	(3.5)	(5.1)
Operating income	235.4	283.0	321.5
Non-operating income (expenses)	13.2	2.7	(8.4)
Interest charges	(71.2)	(73.8)	(83.0)
Income taxes	(47.9)	(39.5)	(55.5)
Minority interest in subsidiaries	-	(7.8)	2.1
Loss from equity investments	(1.9)	(0.4)	(1.5)
Income from continuing operations	127.6	164.2	175.2
Discontinued operations	-	(1.9)	7.3
Net income	127.6	162.3	182.5
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$126.0	$160.7	$180.9

2006 compared to 2005
Great Plains Energy’s 2006 earnings available for common shareholders decreased to $126.0 million, or $1.61 per diluted share, from $160.7 million, or $2.15 per share, in 2005. A higher average number of common shares, primarily due to the issuance of 5.2 million shares in May 2006, diluted 2006 earnings per share by $0.08.

Consolidated KCP&L’s net income increased $5.6 million in 2006 compared to 2005 due to increased retail revenues and decreased purchase power expense. These increases to net income were partially offset by costs related to skill set realignments, increased fuel expense and higher income taxes due to higher pre-tax income in 2006 and a decrease in 2005 income taxes reflecting a reduction in KCP&L’s deferred tax balances as a result of a reduction in KCP&L’s composite tax rate.

Strategic Energy had a net loss of $9.9 million in 2006 compared to net income of $28.2 million in 2005. The net loss was primarily the result of the after tax impact of $33.4 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Additionally, retail MWhs delivered decreased 15% in 2006 compared to 2005 but the impact to net income was partially offset by higher average retail gross margins per MWh without the impact of unrealized fair value gains and losses.

2005 compared to 2004
Great Plains Energy’s 2005 earnings available for common shareholders decreased to $160.7 million, or $2.15 per share, from $180.9 million, or $2.51 per share in 2004. A higher average number of common shares diluted 2005 EPS by $0.08 primarily due to the issuance of 5.0 million shares in June 2004.

Consolidated KCP&L’s net income was relatively unchanged in 2005 compared to 2004. KCP&L’s net income decreased $6.5 million primarily due to higher fuel costs and purchased power prices, as well as the effects of plant outages and coal conservation on fuel mix. Higher other operating expenses were partially offset by the regulatory accounting treatment of pension expense. These decreases to net income were offset by retail revenues increasing 6% as a result of significantly warmer summer weather in 2005 compared to an unusually mild summer in 2004. Additionally, the favorable impact of sustained audit positions on the 2005 composite tax rates lowered income taxes. KCP&L’s decrease was partially offset by $5.2 million in reduced losses at HSS primarily due to a 2004 impairment charge related to the 2005 sale of Worry Free.

Strategic Energy’s net income decreased $14.3 million in 2005 compared to 2004. Retail MWhs delivered decreased 4% in 2005 compared to 2004. The average retail gross margin per MWh declined 14% to $5.19 in 2005. The decline in average retail gross margin per MWh in 2005 compared to 2004 was primarily due to an environment of higher and less volatile energy prices, flat to higher forward electricity prices and 2005 SECA charges in excess of recoveries. The negative impacts on average retail gross margin per MWh were partially offset by two significant opportunities to manage retail portfolio load requirements, the favorable reduction of a gross receipts tax contingency and a favorable change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Strategic Energy’s 2005 income taxes decreased due to lower taxable income partially offset by $3.2 million in lower tax benefits allocated from the holding company.

Higher reductions in affordable housing investments and lower related tax credits decreased other non-regulated operations net income in 2005 compared to 2004 by $5.5 million. Discontinued operations decreased net income $9.2 million in 2005 compared to 2004, primarily due to a 2004 gain on the sale of the majority of the KLT Gas natural gas properties (KLT Gas portfolio). This gain was partially offset by 2004 losses from the wind down operations and a loss due to the write down of the KLT Gas portfolio to its estimated net realizable value.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. In the discussion that follows, references to KCP&L reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

		As Adjusted	As Adjusted
	2006	2005	2004
	(millions)
Operating revenues	$1,140.4	$1,130.9	$1,091.6
Fuel	(229.5)	(208.4)	(176.8)
Purchased power	(26.4)	(61.3)	(52.5)
Skill set realignment costs	(9.3)	-	-
Other operating expenses	(452.1)	(460.5)	(442.2)
Depreciation and amortization	(152.7)	(146.6)	(145.2)
Gain (loss) on property	0.6	(4.6)	(5.1)
Operating income	271.0	249.5	269.8
Non-operating income (expenses)	9.6	11.8	(1.9)
Interest charges	(61.0)	(61.8)	(74.2)
Income taxes	(70.3)	(48.0)	(53.8)
Minority interest in subsidiaries	-	(7.8)	5.1
Net income	$149.3	$143.7	$145.0

Consolidated KCP&L Sales Revenues and MWh Sales

		%		%
	2006	Change	2005	Change	2004
Retail revenues			(millions)
Residential	$384.3	1	$380.0	9	$347.1
Commercial	442.6	2	434.6	3	421.1
Industrial	99.8	(1)	100.9	5	96.2
Other retail revenues	8.8	3	8.6	(2)	8.7
Total retail	935.5	1	924.1	6	873.1
Wholesale revenues	190.4	(1)	192.4	(4)	200.2
Other revenues	14.5	1	14.3	(15)	16.8
KCP&L electric revenues	1,140.4	1	1,130.8	4	1,090.1
Subsidiary revenues	-	NM	0.1	(93)	1.5
Consolidated KCP&L revenues	$1,140.4	-	$1,130.9	4	$1,091.6

		%		%
	2006	Change	2005	Change	2004
Retail MWh sales			(thousands)
Residential	5,413	1	5,383	10	4,903
Commercial	7,403	2	7,292	4	6,998
Industrial	2,148	(1)	2,165	5	2,058
Other retail MWh sales	86	4	82	(3)	85
Total retail	15,050	1	14,922	6	14,044
Wholesale MWh sales	4,676	1	4,608	(30)	6,603
KCP&L electric MWh sales	19,726	1	19,530	(5)	20,647

Retail revenues increased $11.4 million in 2006 compared to 2005 primarily due to weather normalized load growth of over 1% slightly offset by the impact of weather with favorable summer weather being more than offset by mild winter weather.

Retail revenues increased $51.0 million in 2005 compared to 2004. The increase was driven by significantly warmer summer weather in 2005 compared to an unusually mild summer in 2004 and continued weather normalized load growth of approximately 2% in 2005. Residential usage per customer increased 9% in 2005, driven by a 45% increase in cooling degree days, which was 19% above normal.

The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at Kansas City International Airport. CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

	2006	% Change	2005	% Change	2004

CDD	1,724	6	1,626	45	1,118
HDD	4,052	(15)	4,780	1	4,741

Wholesale revenues decreased $2.0 million in 2006 compared to 2005 due to an 11% decrease in the average market price per MWh to $42.52 partially offset by a 1% increase in wholesale MWh sales. The decrease in average market price per MWh was primarily due to lower gas prices in 2006 compared to 2005, as well as the effects on 2005 average prices from coal conservation in the region. Additionally, wholesale revenues for 2006 include $2.5 million in litigation recoveries for the loss of use of Hawthorn No. 5 from a 1999 boiler explosion.

Wholesale revenues decreased $7.8 million in 2005 compared to 2004 due to a 30% decrease in MWhs sold, which was significantly offset by an increase in the average market price per MWh. The decrease in MWhs sold was driven by a 5% decrease in net MWhs generated as a result of coal conservation and plant outages. Additionally, retail MWh sales increased 6% in 2005 compared to 2004, which resulted in less MWhs available for wholesale sales. Average market price per MWh increased 56% to $47.82 in 2005 compared to 2004 due to warmer summer weather in 2005, higher natural gas prices, transmission constraints and coal conservation in the region.

Consolidated KCP&L Fuel and Purchased Power

Net MWhs Generated		%		%
by Type	2006	Change	2005	Change	2004
			(thousands)
Coal	15,056	-	14,994	(4)	15,688
Nuclear	4,395	6	4,146	(13)	4,762
Natural gas and oil	564	19	473	206	155
Wind	106	N/A	-	-	-
Total Generation	20,121	3	19,613	(5)	20,605

Fuel expense increased $21.1 million in 2006 compared to 2005 due to a 2% increase in MWhs generated, excluding wind generation, which has no fuel cost, increased coal and coal transportation costs and more natural gas generation in the fuel mix, which has higher costs compared to other fuel types. These increases were partially offset by lower natural gas prices and $3.7 million in Hawthorn No. 5 litigation recoveries. KCP&L’s current coal and coal transportation contracts include higher tariff rates being charged by Union Pacific. KCP&L has filed a rate case complaint against Union Pacific with the STB and until the case is finalized, KCP&L is paying the tariff rates subject to refund. See Note 15 to the consolidated financial statements for more information.

Fuel expense increased $31.6 million in 2005 compared to 2004 despite a 5% decrease in MWhs generated due to a combination of changes in the fuel mix to higher cost generation, increased coal and coal transportation costs and increased natural gas prices. The changes in fuel mix were driven by the number and duration of plant outages as well as coal conservation measures. KCP&L’s 2005 coal and coal transportation contracts were entered into at higher average prices than related 2004 contracts.

Purchased power expense decreased $34.9 million in 2006 compared to 2005. The decreases were primarily due to recording $10.8 million in Hawthorn No. 5 litigation recoveries as a reduction in purchased power expense and a 40% reduction in MWhs purchased. The reduction in MWhs purchased was due to uneconomical purchased power prices and increased net MWhs generated. In addition, capacity payments decreased $5.1 million in 2006 due to the expiration of two large contracts in the second quarter of 2005. KCP&L entered into new capacity contracts in June 2006.

Purchased power expense increased $8.8 million in 2005 compared to 2004. The average price per MWh purchased increased 61% in 2005 compared to 2004 partially offset by an 8% decline in MWhs purchased. The increased prices were driven by purchases during higher priced peak hours as a result of warmer weather, plant outages and overall higher average prices due to higher natural gas prices combined with transmission constraints, coal conservation and outages in the region.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L's other operating expenses decreased $8.4 million in 2006 compared to 2005 primarily due to the following:

•	decreased severance and incentive compensation expense of $6.3 million,

•	decreased restoration expenses of $5.1 million due to expenses that were incurred for a January 2005 ice storm and a June 2005 wind storm,

•	deferring $6.2 million of expenses in accordance with MPSC and KCC orders.

Partially offsetting the decrease in other operating expenses was:

•	increased maintenance expenses of $2.6 million for facilities, software and communication equipment and

•	increased property taxes of $2.7 million primarily due to increases in assessed property valuations and mill levies.

Consolidated KCP&L's other operating expenses increased $18.3 million in 2005 compared to 2004 primarily due to the following:

•	increased employee-related expenses of $4.7 million including severance and incentive compensation,

•	increased expenses of $2.4 million due to higher legal reserves,

•	increased regulatory expenses of $1.2 million including expenses related to the comprehensive energy plan,

•	increased general taxes of $5.9 million primarily due to increases in gross receipts tax, assessed property valuations and mill levies,

•	increased expenses of $4.2 million due to higher restoration costs for a January 2005 ice storm and June 2005 wind storms compared to the 2004 wind storm restoration costs and

•	increased production operations and maintenance expenses of $4.1 million primarily due to scheduled and forced plant maintenance in 2005 and the reversal of an environmental accrual in 2004.

Partially offsetting the increase in other operating expenses was:

•	decreased pension expense of $4.7 million due to the regulatory accounting treatment of pension expense in accordance with MPSC and KCC orders and

•	decreased transmission service expense of $5.7 million primarily due to lower wholesale MWhs sold.

Consolidated KCP&L Skill Set Realignment Costs
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the comprehensive energy plan. KCP&L recorded $9.3 million in 2006 related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees. In its 2007 rate cases, KCP&L is requesting to establish a regulatory asset for these costs and amortize them over five years effective with new rates on January 1, 2008.

Consolidated KCP&L Gain (loss) on Property
During 2005, KCP&L wrote off $3.6 million of plant operating system development costs at Wolf Creek as a result of vendor non-performance. In 2004, HSS recorded a $7.3 million impairment charge related to the sale of its subsidiary Worry Free.

Consolidated KCP&L Interest Charges
Consolidated KCP&L's interest charges decreased $12.4 million in 2005 compared to 2004 primarily due to $10.1 million of interest related to the IRS 1995-1999 audit settlement in 2004.

Consolidated KCP&L Income Taxes
Consolidated KCP&L's income taxes increased $22.3 million in 2006 compared to 2005 due to an increase in pre-tax income in 2006 and a decrease in 2005 of $11.7 million due to the impact of a lower composite tax rate on KCP&L’s deferred tax balances resulting from the favorable impact of sustained audit positions.

Consolidated KCP&L's income taxes decreased $5.8 million in 2005 compared to 2004. Several factors contributed to the decreased taxes including lower taxable income in 2005. The favorable impact of sustained audit positions on the composite tax rate decreased income taxes $6.3 million, including $3.1 million reflecting a composite tax rate change on deferred tax balances. The domestic manufacturers’ deduction provided for under the American Jobs Creation Act of 2004 contributed $1.5 million to the decrease in taxes. When compared to 2004, these 2005 decreases to income taxes were partially offset due to the 2004 release of $10.1 million in tax reserves for the interest component of the IRS 1995-1999 audit settlement, as discussed under consolidated KCP&L interest charges, which resulted in no impact to 2004 net income.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	2006	2005	2004
	(millions)
Operating revenues	$1,534.9	$1,474.0	$1,372.4
Purchased power	(1,490.3)	(1,368.4)	(1,247.5)
Other operating expenses	(61.5)	(53.4)	(51.3)
Depreciation and amortization	(7.8)	(6.4)	(4.8)
Gain on property	-	(0.1)	-
Operating income (loss)	(24.7)	45.7	68.8
Non-operating income (expenses)	4.2	2.5	1.7
Interest charges	(2.1)	(3.4)	(0.7)
Income taxes	12.7	(16.6)	(24.3)
Minority interest in subsidiaries	-	-	(3.0)
Net income (loss)	$(9.9)	$28.2	$42.5

Strategic Energy’s 2006 net loss was primarily the result of the after tax impact of $33.4 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Retail MWhs delivered decreased 15% to 16.6 million in 2006 compared to 2005 due to the effect of market conditions in midwestern states and competition in other markets where Strategic Energy serves customers. The impact to net income was partially offset by average retail gross margin per MWh without fair value impacts that increased to $5.93 in 2006 compared to $5.07 in 2005. Additionally, Strategic Energy’s other operating expenses increased primarily due to increased incentive compensation and bad debt expense.

Retail MWhs delivered decreased 4% to 19.5 million in 2005 compared to 2004. The average retail gross margin per MWh declined 14% to $5.19 in 2005. The decline in average retail gross margin per MWh in 2005 compared to 2004 was primarily due to an environment of higher and less volatile energy prices, flat to higher forward electricity prices and $8.3 million in 2005 SECA charges in excess of recoveries. The negative impacts on average retail gross margin per MWh were partially offset by $6.8 million for two significant opportunities to manage retail portfolio load requirements, a $2.5 million favorable reduction of a gross receipts tax contingency and an $0.8 million change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

	2006	2005	2004
Average retail gross margin per MWh	$2.52	$5.19	$6.01
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	(3.41)	0.12	0.08
Average retail gross margin per MWh without
fair value impacts	$5.93	$5.07	$5.93

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

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $5.93 in 2006 compared to $5.07 in 2005. The increase was primarily due to the net impact of SECA recoveries and charges as compared to 2005. The net SECA impact increased average retail gross margin per MWh by $0.06 in 2006 and decreased average retail gross margin per MWh by $0.42 in 2005. Additional impacts to the average retail gross margin per MWh included increases primarily due to the management of retail portfolio load requirements, favorable product mix and settlements of supplier contracts. The increases were partially offset by higher customer acquisition costs in 2006.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin. Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume purchased based on forecasted peak demand. Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements. Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $80.0 million, $158.5 million and $173.3 million in 2006, 2005 and 2004, respectively. Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Net changes in fair value increased purchased power expenses by $56.7 million in 2006 and reduced expenses by $2.5 million in 2005 and $1.7 million in 2004. The change is a result of decreases in the forward market prices for power combined with Strategic Energy designating more derivative instruments as cash flow hedges that no longer qualify for the NPNS election. See Note 22 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $8.1 million in 2006 compared to 2005 primarily due to a $4.5 million increase for incentive compensation and a $4.3 million increase in bad debt expense due to the charge off of smaller customers, which have a higher default rate than Strategic Energy’s larger customers. Since 2005, Strategic Energy has significantly expanded its small customer business with approximately 25% of new sales in 2006 to small customers. Strategic Energy’s other operating expenses increased $2.1 million in 2005 compared to 2004 primarily due to increased employee related expenses including increased severance and incentive compensation, partially offset by an 11% decrease in full time employees to 240 in 2005.

Strategic Energy Income Taxes
Strategic Energy had a tax benefit of $12.7 million in 2006 compared to tax expense of $16.6 million in 2005 due to a pre-tax loss in 2006 compared to pre-tax income in 2005. The change was driven by a $23.3 million deferred tax benefit in 2006 related to the net changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Strategic Energy’s income taxes decreased $7.7 million in 2005 compared to 2004 reflecting lower taxable income partially offset by a net $3.2 million decrease in the allocation of tax benefits from holding company losses pursuant to the Company's inter-company tax allocation agreement.

OTHER NON-REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.’s (KLT Investments) net income in 2006 totaled $4.3 million (including an after-tax reduction of $0.8 million in its affordable housing investment) compared to net income of $5.7 million in 2005 (including an after tax reduction of $6.2 million in its affordable housing investment) and net income of $11.2 million in 2004 (including an after tax reduction of $4.6 million in its affordable housing investment).

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.2 million, $10.0 million and $7.5 million in 2006, 2005 and 2004. Pre-tax reductions in affordable housing investments are estimated to be $2 million for 2007. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. Even after these estimated reductions, net income from the investments in affordable housing is expected to be positive for 2007 and 2008. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $9.1 million, $15.4 million and $18.3 million in 2006, 2005 and 2004, respectively. Management estimates tax credits will be $5 million and $2 million for 2007 and 2008, respectively.

KLT Gas Discontinued Operations
Discontinued operations decreased net income $9.2 million in 2005 compared to 2004 primarily due to a gain on the 2004 sale of the KLT Gas portfolio, partially offset by losses from the wind down operations and for an arbitration settlement in 2005. KLT Gas had no active operations in 2006.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES(December 31, 2006 compared to December 31, 2005)

•
Great Plains Energy’s and consolidated KCP&L’s receivables increased $80.4 million and $44.0 million, respectively. KCP&L’s receivables increased $39.7 million due to additional receivables from joint owners of comprehensive energy plan projects. Strategic Energy’s receivables increased $38.9 million primarily due to more customers billed on higher index-based rates.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $10.7 million primarily due to a $7.0 million increase in coal inventory resulting from an increase in the average days coal burn in inventory as a result of planned plant outages and improved railroad performance in delivering coal. Additionally, coal and coal transportation costs increased fuel inventories.

•
Great Plains Energy’s combined refundable income taxes and accrued taxes of a net current liability of $14.3 million at December 31, 2006, decreased $22.9 million from December 31, 2005. This decrease was primarily due to Strategic Energy’s $7.9 million payment of accrued gross receipts taxes and a decrease at consolidated KCP&L. Consolidated KCP&L’s combined refundable income taxes and accrued taxes of a net current liability of $10.9 million at December 31, 2006, decreased $16.5 million from December 31, 2005, primarily due to a $7.8 million receivable for estimated income taxes paid and $5.3 million of 2005 income tax true ups.

•
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from a liability of $7.8 million at December 31, 2005, to an asset of $39.6 million. The temporary differences due to the change in the fair value of Strategic Energy’s energy-related derivative instruments increased the asset $42.9 million.

•
Great Plains Energy’s derivative instruments, including current and deferred assets and liabilities, decreased $188.0 million from a net asset in 2005, to a net liability in 2006, primarily due to a $188.1 million decrease in the fair value of Strategic Energy’s energy-related derivative instruments as a result of decreases in the forward market prices for power combined with Strategic Energy designating more derivative instruments as cash flow hedges in 2006 than in 2005.

•
Great Plains Energy’s and consolidated KCP&L’s combined electric utility plant and construction work in progress increased $422.5 million primarily due to $298.7 million related to KCP&L’s comprehensive energy plan, including $163.6 million for wind generation, $56.8 million for environmental upgrades and $78.3 million related to Iatan No. 2

•
Great Plains Energy’s and consolidated KCP&L’s regulatory assets increased $254.5 million primarily due to new regulatory assets of $190.0 million for the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and $21.9 million for pension settlement charges pursuant to orders received from the MPSC and KCC. Additionally, new regulatory assets of $11.9 million were established under the 2006 MPSC and KCC rate orders. See Notes 6 and 8 to the consolidated financial statements for additional information.

•	Great Plains Energy’s and consolidated KCP&L’s prepaid pension costs were reduced to zero upon the adoption of SFAS No. 158.

•
Great Plains Energy’s other - deferred charges and other assets decreased $22.4 million primarily due to IEC’s intangible asset amortization of $10.5 million and a decrease at consolidated KCP&L. Consolidated KCP&L’s other - deferred charges and other assets decreased $14.3 million primarily due to the reduction to zero of an intangible pension asset upon adoption of SFAS No. 158.

•	Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $124.5 million primarily to support expenditures related to the comprehensive energy plan.

•
Great Plains Energy’s and consolidated KCP&L’s accounts payable increased $91.2 million and $75.8 million, respectively, primarily due to a $66.1 million increase in payables related to the comprehensive energy plan.

•
Great Plains Energy’s and consolidated KCP&L’s asset retirement obligations decreased $54.1 million due to a $65.0 million decrease for the decommissioning of Wolf Creek as a result of the anticipated new operating license. This decrease was partially offset by a $3.1 million addition for the Spearville Wind Energy Facility and $7.8 million for accretion.

•	Great Plains Energy’s and consolidated KCP&L’s pension liability - deferred credits and other liabilities increased $55.8 million and $46.9 million, respectively, due to the adoption of SFAS No. 158.

•
Great Plains Energy’s and consolidated KCP&L’s regulatory liabilities increased $45.0 million due to a $31.0 million increase in KCP&L’s regulatory liability related to the asset retirement obligation for decommissioning of Wolf Creek as a result of the anticipated new operating license and amortization of $10.3 million related to the change in Wolf Creek depreciable life for regulatory purposes in accordance with an MPSC order.

•
Great Plains Energy’s and consolidated KCP&L’s other - deferred credits and other liabilities increased $16.3 million and $27.3 million, respectively, primarily due to a $17.6 million impact of adoption of SFAS No. 158. Consolidated KCP&L also increased due to an intercompany payable to Services of $5.7 million related to unrecognized pension expense.

•
Great Plains Energy’s accumulated other comprehensive loss increased $39.0 million primarily due to a $74.0 million increase due to changes in the fair value of Strategic Energy’s energy related derivative instruments partially offset by activity at consolidated KCP&L. Consolidated KCP&L’s accumulated other comprehensive loss at December 31, 2005, decreased $36.6 million resulting in accumulated other comprehensive income at December 31, 2006, due to the adoption of SFAS No. 158 and the related deferral of unrecognized pension expense to a regulatory asset.

•
Great Plains Energy’s long-term debt decreased $533.4 million primarily to reflect FELINE PRIDESSM Senior Notes, consolidated KCP&L’s $225.0 million 6.00% Senior Notes and $144.7 million of Environmental Improvement Revenue Refunding (EIRR) bonds as current maturities. Current maturities of long-term debt for the respective companies increased as a result of these classifications.

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

Great Plains Energy's liquid resources at December 31, 2006, consisted of $61.8 million of cash and cash equivalents on hand, including $1.8 million at consolidated KCP&L, and $806.4 million of unused bank lines of credit. The unused lines consisted of $234.9 million from KCP&L's revolving credit facility, $75.2 million from Strategic Energy’s revolving credit facility and $496.3 million from Great Plains

Energy's revolving credit facility. At February 20, 2007, Great Plains Energy’s and consolidated KCP&L’s unused bank lines of credit had decreased $55.2 million and $39.2 million, respectively, from the amounts at December 31, 2006, primarily due to support expenditures for comprehensive energy plan projects. See the Debt Agreements section below for more information on these agreements.

KCP&L currently expects to fund its comprehensive energy plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's equity issuances, new short and long-term debt financing and internally generated funds.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds. KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees and capital expenditures with internally generated funds. Strategic Energy may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

In February 2007, Great Plains Energy entered into an agreement to acquire Aquila.  See Note 3 to the consolidated financial statements for additional information.

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The changes in cash flows from operating activities for Great Plains Energy and consolidated KCP&L in 2006 compared to 2005 and in 2005 compared to 2004 reflect KCP&L’s sales of SO2 emission allowances during 2005 resulting in proceeds of $61.0 million and KCP&L’s $12.0 million cash settlement of Treasury Locks (T-Locks) in 2005. The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel. Other changes in working capital detailed in Note 2 to the consolidated financial statements also impacted operating cash flows. The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $148.6 million and $143.8 million, respectively, in 2006 compared to 2005 due to KCP&L’s cash utility capital expenditures, including $234.3 million related to KCP&L’s comprehensive energy plan, $10.2 million to upgrade a transmission line, $13.8 million to purchase automated meter reading equipment and $23.4 million to purchase rail cars partially offset by 2005 investing activities discussed below. Additionally in

2006, KCP&L received $15.8 million of litigation recoveries related to Hawthorn No. 5, compared to $10.0 million of insurance recoveries received in 2005.

Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $136.7 million and $141.6 million, respectively, during 2005 compared to 2004. In 2005, KCP&L exercised its early termination option in the Combustion Turbine Synthetic Lease and subsequently paid $154.0 million to purchase the leased property and made contract payments totaling $25.3 million related to wind generation and environmental equipment upgrades. These payments were partially offset by the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004.

Cash Flows from Financing Activities
The change in Great Plains Energy’s cash flows from financing activities in 2006 compared to 2005 reflects Great Plains Energy’s proceeds of $144.3 million from the issuance of 5.2 million shares of common stock at $27.50 per share in May 2006. Fees related to this issuance were $5.2 million. Great Plains Energy used the proceeds to make a $134.6 million equity contribution to KCP&L. Additionally, Great Plains Energy and consolidated KCP&L’s net cash from financing activities in 2006 increased due to an increase in KCP&L’s commercial paper primarily to support expenditures related to the comprehensive energy plan. Consolidated KCP&L’s net cash from financing activities also increased due to a $23.7 million decrease in dividends paid to Great Plains Energy.

The changes in Great Plains Energy’s and consolidated KCP&L’s cash flows from financing activities in 2005 compared to 2004 reflect KCP&L’s retirement of $54.5 million of its medium-term notes and its redemption of $154.6 million of 8.3% Junior Subordinated Deferred Interest Bonds from KCPL Financing I during 2004. KCPL Financing I used those proceeds to redeem the $4.6 million common securities held by KCP&L and the $150.0 million of 8.3% Trust Preferred Securities. These 2004 financing activities at consolidated KCP&L were offset by $225.0 million in equity contributions from Great Plains Energy. Great Plains Energy’s 2004 financing activities reflect proceeds of $150.0 million from the June 2004 issuance of 5.0 million shares of common stock at $30 per share and proceeds of $163.6 million from the issuance of 6.5 million FELINE PRIDES. Great Plains Energy used the proceeds to repay short-term borrowings and to fund the equity contributions to KCP&L. Fees related to these issuances were $10.2 million.

In 2005, KCP&L issued $250.0 million of 6.05% unsecured senior notes, $35.9 million of secured EIRR bonds Series 2005 and $50.0 million of unsecured EIRR bonds Series 2005. The proceeds from these issuances were used to repay $250.0 million of 7.125% unsecured senior notes, $35.9 million of secured 1994 Series EIRR bonds and $50.0 million of Series C EIRR bonds.

Significant Financing Activities
Great Plains Energy filed a shelf registration statement with the SEC in 2006 relating to Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Warrants, Stock Purchase Contracts and Stock Purchase Units. In 2006, Great Plains Energy issued 5.2 million shares of common stock at $27.50 per share under the shelf registration statement with $144.3 million in gross proceeds and issuance costs of $5.2 million.

In 2006, Great Plains Energy also entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock. The forward purchaser borrowed and sold the same number of shares of Great Plains Energy’s common stock to hedge its obligations under the forward sale agreement. Great Plains Energy did not initially receive any proceeds from the sale of common stock shares by the forward purchaser. The forward sale agreement provides for a settlement date or dates to be specified at Great Plains Energy’s discretion, subject to certain exceptions, no later than May 23, 2007. Subject to the provisions of the forward sale agreement, Great Plains Energy will receive an amount equal to $26.6062 per share, plus interest based on the federal funds rate less a spread and less certain scheduled decreases if Great Plains Energy elects to physically settle the forward sale agreement solely by delivering shares of common stock. In most circumstances, Great Plains Energy also has the right, in lieu of physical settlement, to elect cash or net physical settlement. Great Plains Energy currently expects to net cash settle the forward sale agreement.

In 2006, Great Plains Energy entered into a T-Lock with a notional principal amount of $77.6 million to hedge against interest rate fluctuations on future issuances of long-term debt. See Note 22 to the consolidated financial statements for more information.

In February 2007, Great Plains Energy exercised its rights to redeem its $163.6 million FELINE PRIDES senior notes in full satisfaction of each holder’s obligation to purchase the Company’s common stock under the purchase contracts and issued 5.2 million shares of common stock to the holders of the FELINE PRIDES purchase contracts.

Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization. KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009. KCP&L utilized $250.0 million of this amount with the issuance of its 6.05% unsecured senior notes maturing in 2035 leaving $385.0 million of authorization remaining.

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

In January 2007, KCP&L received authorization from FERC, as part of its $600.0 million short-term debt FERC authorization, to issue an aggregate of $150 million of short-term debt in connection with participation in the Great Plains Energy money pool for a period of three years. There will be three participants in the Great Plains Energy money pool: KCP&L, Great Plains Energy and Strategic Energy. The money pool is an internal financing arrangement in which up to $150 million of funds deposited into the money pool by Great Plains Energy and Strategic Energy may be lent on a short-term basis to KCP&L.

During 2006, KCP&L entered into two Forward Starting Swaps (FSS) with a combined notional principal amount of $225.0 million to effectively remove most of the interest rate and credit spread uncertainty with respect to the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 22 to the consolidated financial statements for more information.

In 2006, KCP&L completed an exchange of $250.0 million privately placed notes for $250.0 million registered 6.05% unsecured senior notes maturing in 2035 to fulfill its obligations under a 2005 registration rights agreement.

Debt Agreements
During 2006, Great Plains Energy entered into a five-year $600 million revolving credit facility with a group of banks. The facility replaced a $550 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2006, the Company was in compliance with this covenant. At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy.

During 2006, KCP&L entered into a five-year $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes. Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion. The facility replaced a $250 million revolving credit facility with a group of banks. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2006, KCP&L was in compliance with this covenant. At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, issued $8.7 million of letters of credit and had no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. As long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. In October 2006, Great Plains Energy, as permitted by the terms of the agreement, requested and received a reduction in its guarantee of this facility from $25 million to $12.5 million. Under this facility, Strategic Energy’s maximum it may loan to Great Plains Energy is $20 million. The facility contains a Material Adverse Change (MAC) clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2006, Strategic Energy was in compliance with these covenants. At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the agreement.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At December 31, 2006, KLT Investments had $0.9 million in outstanding notes, including current maturities.

Projected Utility Capital Expenditures
KCP&L’s utility capital expenditures, excluding allowance for funds used to finance construction, were $475.9 million, $332.1 million and $190.5 million in 2006, 2005 and 2004, respectively. Utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	2007	2008	2009
Generating facilities	(millions)
Iatan No. 2 (a)	$200.5	$352.5	$239.0
Wind generation (a)	2.9	-	-
Environmental (a)	102.1	163.3	64.0
Other	64.9	73.6	82.6
Total generating facilities	370.4	589.4	385.6
Distribution and transmission facilities
Iatan No. 2 (a)	0.3	6.1	5.5
Customer programs & asset management (a)	11.3	14.4	15.2
Other	111.6	99.6	100.7
Total distribution and transmission facilities	123.2	120.1	121.4
Nuclear fuel	24.3	17.1	17.9
General facilities	22.6	15.4	19.2
Total	$540.5	$742.0	$544.1
(a) Comprehensive energy plan
This utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L’s comprehensive energy plan for environmental investments and new capacity. See Note 6 to the consolidated financial statements for the total comprehensive energy plan estimated capital expenditures by project.  If the proposed acquisition of Aquila is completed, Great Plains Energy expects to increase its utility capital expenditures.  See Note 3 to the consolidated financial statements for additional information.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. All plans meet the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when deemed financially advantageous.

The Company contributed $19.8 million to the plans in 2006, all paid by KCP&L. The contributions included $14.0 million of funding above the minimum ERISA funding requirements. In 2005, the Company contributed $14.5 million to the plans, which included $10.0 million of funding above the minimum ERISA funding requirements. KCP&L paid $13.8 million of the 2005 contributions.

The Company expects to contribute $33.6 million to the plans in 2007 to meet ERISA funding requirements, all of which will be paid by KCP&L. Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

The Pension Protection Act of 2006, signed into law on August 17, 2006, alters the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and changes the timing in which required contributions to underfunded plans are made. The funding rules, which become effective in 2008, could affect the Company’s future funding requirements.

Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding. Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed. See Note 8 to the consolidated financial statements for additional information.

Credit Ratings
At December 31, 2006, the major credit rating agencies rated the companies’ securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-2

The ratings presented reflect the current views of these rating agencies and are subject to change. The companies view maintenance of strong credit ratings as being extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to the companies’ results of operations, financial position, and future prospects.

On February 7, 2007, Standard & Poor’s Rating Services placed Great Plains Energy and KCP&L on credit watch with negative implications after the announcement that Great Plains Energy entered into an agreement to acquire Aquila, Inc. At the same time, Standard & Poor’s Rating Services also lowered KCP&L’s commercial paper credit rating to A-3 from A-2. See Note 3 to the consolidated financial statements for additional information. Also, on February 7, 2007, Moody’s Investors Service affirmed the ratings and outlook of Great Plains Energy and KCP&L.

None of the companies’ outstanding debt, except for the notes associated with affordable housing investments, requires the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation or sale. In the event of a downgrade, the companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities. Additionally, in KCP&L’s bond insurance policies on its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million and its secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings. See Note 19 to the consolidated financial statements.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers. At December 31, 2006, Strategic Energy’s five largest suppliers under forward supply contracts represented 72% of the total future dollar committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages. Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at December 31, 2006.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$2.8	$-	$2.8	2	$2.4
Non-Investment Grade	7.6	6.1	1.5	1	1.5
Internal rating
Investment Grade	0.1	-	0.1	-	-
Non-Investment Grade	2.5	-	2.5	1	2.5
Total	$13.0	$6.1	$6.9	4	$6.4

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$2.8	$-	$2.8
Non-Investment Grade	2.5	5.1	7.6
Internal rating
Investment Grade	0.1	-	0.1
Non-Investment Grade	1.3	1.2	2.5
Total	$6.7	$6.3	$13.0

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

At December 31, 2006, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $10.1 million. In addition, Strategic Energy held collateral totaling $6.1 million limiting its exposure to these non-investment grade counterparties to $4.0 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
The information in the following tables is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Obligations
Payment due by period	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	(millions)
Principal	$389.6	$0.3	$-	$-	$150.0	$605.3	$1,145.2
Interest	47.0	42.6	42.5	42.5	41.3	520.8	736.7
Lease obligations	16.7	16.4	11.9	9.0	8.1	82.3	144.4
Pension plans	33.6	-	-	-	-	-	33.6
Purchase obligations
Fuel	130.9	121.4	65.7	65.7	11.4	185.3	580.4
Purchased capacity	6.8	7.8	8.2	5.4	4.3	14.3	46.8
Purchased power	741.8	330.5	223.2	165.2	82.1	13.3	1,556.1
Comprehensive energy plan	498.8	361.0	130.1	15.2	-	-	1,005.1
Other	34.3	20.9	4.1	9.9	3.3	-	72.5
Total contractual obligations	$1,899.5	$900.9	$485.7	$312.9	$300.5	$1,421.3	$5,320.8

Consolidated KCP&L Contractual Obligations
Payment due by period	2007	2008	2009	2010	2011	After 2011	Total
Long-term debt	(millions)
Principal	$225.5	$-	$-	$-	$150.0	$605.3	$980.8
Interest	45.3	42.5	42.5	42.5	41.3	520.8	734.9
Lease obligations	15.5	15.4	11.7	9.0	8.1	82.3	142.0
Pension plans	33.6	-	-	-	-	-	33.6
Purchase obligations
Fuel	130.9	121.4	65.7	65.7	11.4	185.3	580.4
Purchased capacity	6.8	7.8	8.2	5.4	4.3	14.3	46.8
Comprehensive energy plan	498.8	361.0	130.1	15.2	-	-	1,005.1
Other	34.3	20.9	4.1	9.9	3.3	-	72.5
Total contractual obligations	$990.7	$569.0	$262.3	$147.7	$218.4	$1,408.0	$3,596.1

Long-term debt includes current maturities. Long-term debt principal excludes $1.6 million of discounts on senior notes and a $1.8 million liability for the fair value adjustment to the EIRR bonds related to interest rate swaps. Variable rate interest obligations are based on rates as of December 31, 2006. See Note 19 to the consolidated financial statements for additional information.

Lease obligations include capital and operating lease obligations; capital lease obligations are $0.2 million per year for the years 2007 through 2011 and total $3.7 million after 2011. Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner. KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($21.4 million total) of the amounts included in the table above.

The Company expects to contribute $33.6 million to the pension plans in 2007 to meet ERISA funding requirements, all of which will be paid by KCP&L. Additional contributions to the plans are expected beyond 2007 in amounts sufficient to meet ERISA funding requirements; however, these amounts have not yet been determined.

Fuel represents KCP&L’s 47% share of Wolf Creek nuclear fuel commitments, KCP&L’s share of coal purchase commitments based on estimated prices to supply coal for generating plants and KCP&L’s share of rail transportation commitments for moving coal to KCP&L’s generating units.

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2007 through 2010, $6.9 million in 2011 and $3.8 million after 2011.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has firm energy sales contracts not included above for 2007 totaling $172.4 million.

Comprehensive energy plan represents KCP&L’s contractual commitments for projects included in its comprehensive energy plan. KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the comprehensive energy plan commitments.  Other purchase obligations represent individual commitments entered into in the ordinary course of business.

Strategic Energy has entered into financial swaps in certain markets to limit the unfavorable effect that future price increases will have on future electricity purchases. These financial swaps settle during the same period as power flows to the retail customer and could result in a cash obligation or a cash receipt. Due to the uncertainty of the future cash flows, these financial swaps have been omitted from the table above.

Great Plains Energy and consolidated KCP&L have long-term liabilities recorded on their consolidated balance sheets at December 31, 2006, that do not have a definitive cash payout date and are not included in the table above.

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

The information in the following table is provided to summarize these agreements.

Other Commercial Commitments Outstanding
	Amount of commitment expiration per period
	2007	2008	2009	2010	2011	After 2011	Total
	(millions)
Great Plains Energy Guarantees	$247.2	$1.0	$13.4	$-	$-	$-	$261.6
Consolidated KCP&L Guarantees	1.0	1.0	0.9	-	-	-	2.9

KCP&L is contingently liable for guaranteed energy savings under an agreement with a customer, guaranteeing an aggregate value of approximately $2.9 million overthe next three years. A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee. Great Plains Energy has provided $258.7 million of guarantees to support certain Strategic Energy power purchases and regulatory requirements. At December 31, 2006, guarantees related to Strategic Energy are as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $142.0 million, which expire in 2007,

•	Great Plains Energy indemnifications to surety bond issuers totaling $0.5 million, which expire in 2007,

•	Great Plains Energy guarantee of Strategic Energy’s revolving credit facility totaling $12.5 million, which expires in 2009 and

•	Great Plains Energy letters of credit totaling $103.7 million, which expire in 2007.

The table above does not include guarantees related to bond insurance policies that KCP&L has as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million and EIRR Bond Series 2005 totaling $85.9 million. The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

New Accounting Standards
See Note 24 to the consolidated financial statements for information regarding new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, Great Plains Energy and consolidated KCP&L face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis. See Item 1A. Risk Factors and Item. 7 MD&A for further discussion of the companies’ risk factors.

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results. During the normal course of business, under the direction and control of internal risk management committees, the companies’ hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices to be effective, it is not possible to identify and eliminate all risk. The companies could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties.

Derivative instruments are frequently utilized to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives and instruments listed and traded on an exchange. The companies maintain commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated net income fluctuations caused by commodity price volatility.

Interest Rate Risk
Great Plains Energy and consolidated KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2006, a hypothetical 10% increase in the interest rates associated with long-term variable rate debt would result in an increase of $1.2 million in interest expense for 2007. Additionally, interest rates impact the fair value of long-term debt. KCP&L had $156.4 million of commercial paper outstanding at December 31, 2006. The principal amount, which will vary during the year, of the commercial paper will drive KCP&L’s commercial paper interest expense. Assuming that $156.4 million of commercial paper was outstanding for all of 2007, a hypothetical 10% increase in commercial paper rates would result in an increase of $0.9 million in interest expense for 2007. A change in interest rates would impact the Company to the extent it redeemed any of its outstanding long-term debt. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were 1% below fair values at December 31, 2006.

Commodity Risk
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity or power purchase agreements. The agreements contain penalties for non-performance to limit KCP&L’s energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to customers. KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% increase in the market price of power could result in a $4.0 million decrease in operating income for 2007 related to purchased power. In 2007, approximately 74% of KCP&L’s net MWhs generated are expected to be coal-fired. KCP&L currently has all of its coal requirements for 2007 under contract. A hypothetical 10% increase in the market price of coal could result in less than a $1.0 million increase in fuel expense for 2007. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $1.1 million in fuel expense for 2007. At December 31, 2006, KCP&L had hedged approximately 30% and 9% of its 2007 and 2008, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales. KCP&L did not have any of its 2006 projected natural gas usage for generation requirements to serve retail load and firm MWh sales hedged at December 31, 2005.

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. A hypothetical 10% increase in the market price of purchased power could result in a $2.2 million increase in purchased power expense for 2007.

Strategic Energy has historically utilized certain derivative instruments to protect against significant price volatility for purchased power that have qualified for the NPNS exception, in accordance with SFAS No. 133, as amended. However, as certain markets continue to develop, some derivative instruments may no longer qualify for the NPNS exception. As such, Strategic Energy is designating these derivative instruments as cash flow hedges, where appropriate, which could result in future increased volatility in derivative assets and liabilities, OCI and net income above levels historically experienced. Derivative instruments that were designated as NPNS are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the derivative contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges, and the corresponding decrease in derivatives accounted for as NPNS transactions, may affect the timing and nature of accounting recognition, but does not change the underlying economics of the transactions.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2006, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $5.0 million reduction in the value of the decommissioning trust funds at December 31, 2006. A hypothetical 10% decrease in equity prices would have resulted in a $5.1 million reduction in the fair value of the equity securities at December 31, 2006. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral would have an insignificant impact on pre-tax net income for 2007.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Statements of Income

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$1,140,357	$1,130,792	$1,090,067
Electric revenues - Strategic Energy	1,532,106	1,471,490	1,370,760
Other revenues	2,886	2,600	3,191
Total	2,675,349	2,604,882	2,464,018
Operating Expenses
Fuel	229,469	208,431	176,806
Purchased power - KCP&L	26,418	61,263	52,533
Purchased power - Strategic Energy	1,490,246	1,368,419	1,247,522
Skill set realignment costs (Note 8)	9,448	-	-
Other	327,917	327,801	323,663
Maintenance	83,844	89,983	84,057
Depreciation and amortization	160,549	153,080	150,071
General taxes	112,601	109,436	102,756
(Gain) loss on property	(565)	3,544	5,133
Total	2,439,927	2,321,957	2,142,541
Operating income	235,422	282,925	321,477
Non-operating income	19,885	19,505	6,799
Non-operating expenses	(6,702)	(16,745)	(15,184)
Interest charges	(71,221)	(73,787)	(83,030)
Income from continuing operations before income taxes, minority
interest in subsidiaries and loss from equity investments	177,384	211,898	230,062
Income taxes	(47,822)	(39,462)	(55,391)
Minority interest in subsidiaries	-	(7,805)	2,131
Loss from equity investments, net of income taxes	(1,932)	(434)	(1,531)
Income from continuing operations	127,630	164,197	175,271
Discontinued operations, net of income taxes (Note 11)	-	(1,899)	7,276
Net income	127,630	162,298	182,547
Preferred stock dividend requirements	1,646	1,646	1,646
Earnings available for common shareholders	$125,984	$160,652	$180,901

Average number of basic common shares outstanding	78,003	74,597	72,028
Average number of diluted common shares outstanding	78,170	74,743	72,068

Basic earnings (loss) per common share
Continuing operations	$1.62	$2.18	$2.41
Discontinued operations	-	(0.03)	0.10
Basic earnings per common share	$1.62	$2.15	$2.51

Diluted earnings (loss) per common share
Continued operations	$1.61	$2.18	$2.41
Discontinued operations	-	(0.03)	0.10
Diluted earnings per common share	$1.61	$2.15	$2.51

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

		As Adjusted
	December 31	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$61,823	$103,068
Restricted cash	-	1,900
Receivables, net	339,399	259,043
Fuel inventories, at average cost	27,811	17,073
Materials and supplies, at average cost	59,829	57,017
Deferred refueling outage costs	13,921	8,063
Refundable income taxes	9,832	-
Deferred income taxes	39,566	-
Assets of discontinued operations	-	627
Derivative instruments	6,884	39,189
Other	11,717	13,001
Total	570,782	498,981
Nonutility Property and Investments
Affordable housing limited partnerships	23,078	28,214
Nuclear decommissioning trust fund	104,066	91,802
Other	15,663	17,291
Total	142,807	137,307
Utility Plant, at Original Cost
Electric	5,268,485	4,959,539
Less-accumulated depreciation	2,456,199	2,322,813
Net utility plant in service	2,812,286	2,636,726
Construction work in progress	214,493	100,952
Nuclear fuel, net of amortization of $103,381 and $115,240	39,422	27,966
Total	3,066,201	2,765,644
Deferred Charges and Other Assets
Regulatory assets	434,392	179,922
Prepaid pension costs	-	98,295
Goodwill	88,139	87,624
Derivative instruments	3,544	21,812
Other	29,795	52,204
Total	555,870	439,857
Total	$4,335,660	$3,841,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

		As Adjusted
	December 31	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$-	$6,000
Commercial paper	156,400	31,900
Current maturities of long-term debt	389,634	1,675
EIRR bonds classified as current	144,742	-
Accounts payable	322,724	231,496
Accrued taxes	24,106	37,140
Accrued interest	14,082	13,329
Accrued payroll and vacations	33,266	36,024
Pension and post retirement liability	1,037	-
Deferred income taxes	-	7,757
Supplier collateral	-	1,900
Liabilities of discontinued operations	-	64
Derivative instruments	91,482	7,411
Other	25,520	25,658
Total	1,202,993	400,354
Deferred Credits and Other Liabilities
Deferred income taxes	622,847	621,359
Deferred investment tax credits	28,458	29,698
Asset retirement obligations	91,824	145,907
Pension liability	143,170	87,355
Regulatory liabilities	114,674	69,641
Derivative instruments	61,146	7,750
Other	82,122	65,787
Total	1,144,241	1,027,497
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
80,405,035 and 74,783,824 shares issued, stated value	896,817	744,457
Retained earnings	493,399	498,632
Treasury stock-53,499 and 43,376 shares, at cost	(1,614)	(1,304)
Accumulated other comprehensive loss	(46,686)	(7,727)
Total	1,341,916	1,234,058
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 19)	607,510	1,140,880
Total	1,988,426	2,413,938
Commitments and Contingencies (Note 13)
Total	$4,335,660	$3,841,789

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Cash Flows from Operating Activities		(thousands)
Net income	$127,630	$162,298	$182,547
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	160,549	153,080	150,090
Amortization of:
Nuclear fuel	14,392	13,374	14,159
Other	9,271	10,580	11,827
Deferred income taxes, net	(10,983)	(23,250)	31,259
Investment tax credit amortization	(1,240)	(3,889)	(3,984)
Loss from equity investments, net of income taxes	1,932	434	1,531
(Gain) loss on property	(565)	3,295	(9,686)
Minority interest in subsidiaries	-	7,805	(2,131)
Fair value impacts from energy contracts	56,757	(2,452)	(1,734)
Other operating activities (Note 2)	(48,761)	95,616	(19,808)
Net cash from operating activities	308,982	416,891	354,070
Cash Flows from Investing Activities
Utility capital expenditures	(475,931)	(327,283)	(190,548)
Allowance for borrowed funds used during construction	(5,686)	(1,598)	(1,498)
Purchases of investments	-	(14,976)	(35,003)
Purchases of nonutility property	(4,205)	(6,853)	(6,108)
Proceeds from sale of assets and investments	433	17,369	67,457
Purchases of nuclear decommissioning trust investments	(49,667)	(34,607)	(49,720)
Proceeds from nuclear decommissioning trust investments	46,005	31,055	46,167
Purchase of additional indirect interest in Strategic Energy	(700)	-	(90,033)
Hawthorn No. 5 partial insurance recovery	-	10,000	30,810
Hawthorn No. 5 partial litigation recoveries	15,829	-	1,139
Other investing activities	(1,785)	(930)	(7,081)
Net cash from investing activities	(475,707)	(327,823)	(234,418)
Cash Flows from Financing Activities
Issuance of common stock	153,649	9,061	153,662
Issuance of long-term debt	-	334,417	163,600
Issuance fees	(6,172)	(4,522)	(14,496)
Repayment of long-term debt	(1,675)	(339,152)	(213,943)
Net change in short-term borrowings	118,500	17,900	(67,000)
Dividends paid	(132,653)	(125,484)	(120,806)
Other financing activities	(6,169)	(5,975)	(7,309)
Net cash from financing activities	125,480	(113,755)	(106,292)
Net Change in Cash and Cash Equivalents	(41,245)	(24,687)	13,360
Less: Net Change in Cash and Cash Equivalents from
Discontinued Operations	-	(626)	458
Cash and Cash Equivalents at Beginning of Year	103,068	127,129	114,227
Cash and Cash Equivalents at End of Year	$61,823	$103,068	$127,129

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity

			As Adjusted		As Adjusted
Year to Date December 31	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,783,824	$744,457	74,394,423	$731,977	69,259,203	$602,551
Issuance of common stock	5,574,385	153,649	313,026	9,400	5,121,887	153,662
Issuance of restricted common stock	46,826	1,320	76,375	2,334	13,333	396
Common stock issuance fees		(5,198)		-		(5,434)
Equity compensation expense		2,592		1,394		181
Unearned Compensation
Issuance of restricted common stock		(1,355)		(2,434)		(396)
Forfeiture of restricted common stock		56		324		-
Compensation expense recognized		1,265		1,415		636
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		-		-		(19,603)
Other		31		47		(16)
Ending balance	80,405,035	896,817	74,783,824	744,457	74,394,423	731,977
Retained Earnings
Beginning balance		498,632		462,134		391,750
Net income		127,630		162,298		182,547
Loss on reissuance of treasury stock		-		-		(193)
Cumulative effect of a change in accounting principle (Note 5)		-		-		8,907
Dividends:
Common stock		(130,959)		(123,838)		(119,160)
Preferred stock - at required rates		(1,646)		(1,646)		(1,646)
Performance shares		(258)		(260)		-
Options		-		(56)		(71)
Ending balance		493,399		498,632		462,134
Treasury Stock
Beginning balance	(43,376)	(1,304)	(28,488)	(856)	(3,265)	(121)
Treasury shares acquired	(11,338)	(346)	(18,385)	(553)	(54,683)	(1,645)
Treasury shares reissued	1,215	36	3,497	105	29,460	910
Ending balance	(53,499)	(1,614)	(43,376)	(1,304)	(28,488)	(856)
Accumulated Other Comprehensive Loss
Beginning balance		(7,727)		(41,018)		(36,886)
Derivative hedging activity, net of tax		(74,721)		28,397		931
Minimum pension obligation, net of tax		15,961		4,894		(5,063)
Adjustment to initially apply SFAS No. 158, net of tax (Note 8)		(170,218)		-		-
Regulatory adjustment		190,019		-		-
Ending balance		(46,686)		(7,727)		(41,018)
Total Common Shareholders' Equity		$1,341,916		$1,234,058		$1,152,237

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
	(thousands)
Net income	$127,630	$162,298	$182,547
Other comprehensive income
Gain (loss) on derivative hedging instruments	(181,597)	84,070	2,649
Income taxes	75,044	(34,718)	(1,126)
Net gain (loss) on derivative hedging instruments	(106,553)	49,352	1,523
Reclassification to expenses, net of tax	31,832	(20,955)	(592)
Derivative hedging activity, net of tax	(74,721)	28,397	931
Change in minimum pension obligation	25,579	8,722	(7,624)
Income taxes	(9,618)	(3,828)	2,561
Net change in minimum pension obligation	15,961	4,894	(5,063)
Comprehensive income	$68,870	$195,589	$178,415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Operating Revenues	(thousands)
Electric revenues	$1,140,357	$1,130,792	$1,090,067
Other revenues	-	113	1,568
Total	1,140,357	1,130,905	1,091,635
Operating Expenses
Fuel	229,469	208,431	176,806
Purchased power	26,418	61,263	52,533
Skill set realignment costs (Note 8)	9,347	-	-
Other	260,281	265,759	259,125
Maintenance	83,833	89,954	83,989
Depreciation and amortization	152,714	146,610	145,246
General taxes	107,858	104,823	98,984
(Gain) loss on property	(572)	4,613	5,133
Total	869,348	881,453	821,816
Operating income	271,009	249,452	269,819
Non-operating income	14,965	16,104	5,402
Non-operating expenses	(5,363)	(4,281)	(7,407)
Interest charges	(60,988)	(61,841)	(74,170)
Income before income taxes and minority
interest in subsidiaries	219,623	199,434	193,644
Income taxes	(70,302)	(47,984)	(53,703)
Minority interest in subsidiaries	-	(7,805)	5,087
Net income	$149,321	$143,645	$145,028

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

		As Adjusted
	December 31	December 31
	2006	2005
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$1,788	$2,961
Receivables, net	114,294	70,264
Fuel inventories, at average cost	27,811	17,073
Materials and supplies, at average cost	59,829	57,017
Deferred refueling outage costs	13,921	8,063
Refundable income taxes	7,229	-
Deferred income taxes	52	2,538
Prepaid expenses	9,673	11,292
Derivative instruments	179	-
Total	234,776	169,208
Nonutility Property and Investments
Nuclear decommissioning trust fund	104,066	91,802
Other	6,480	7,694
Total	110,546	99,496
Utility Plant, at Original Cost
Electric	5,268,485	4,959,539
Less-accumulated depreciation	2,456,199	2,322,813
Net utility plant in service	2,812,286	2,636,726
Construction work in progress	214,493	100,952
Nuclear fuel, net of amortization of $103,381 and $115,240	39,422	27,966
Total	3,066,201	2,765,644
Deferred Charges and Other Assets
Regulatory assets	434,392	179,922
Prepaid pension costs	-	98,002
Other	13,584	27,905
Total	447,976	305,829
Total	$3,859,499	$3,340,177

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

		As Adjusted
	December 31	December 31
	2006	2005
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$550	$500
Commercial paper	156,400	31,900
Current maturities of long-term debt	225,500	-
EIRR bonds classified as current	144,742	-
Accounts payable	181,805	106,040
Accrued taxes	18,165	27,448
Accrued interest	12,461	11,549
Accrued payroll and vacations	24,641	27,520
Pension and post retirement liability	841	-
Derivative instruments	2,687	-
Other	8,469	8,600
Total	776,261	213,557
Deferred Credits and Other Liabilities
Deferred income taxes	660,046	627,048
Deferred investment tax credits	28,458	29,698
Asset retirement obligations	91,824	145,907
Pension liability	132,216	85,301
Regulatory liabilities	114,674	69,641
Derivative instruments	39	2,601
Other	65,651	38,387
Total	1,092,908	998,583
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,021,656	887,041
Retained earnings	354,802	294,481
Accumulated other comprehensive income (loss)	6,685	(29,909)
Total	1,383,143	1,151,613
Long-term debt (Note 19)	607,187	976,424
Total	1,990,330	2,128,037
Commitments and Contingencies (Note 13)
Total	$3,859,499	$3,340,177

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Cash Flows from Operating Activities	(thousands)
Net income	$149,321	$143,645	$145,028
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	152,714	146,610	145,246
Amortization of:
Nuclear fuel	14,392	13,374	14,159
Other	6,617	7,681	7,719
Deferred income taxes, net	17,411	(33,637)	11,801
Investment tax credit amortization	(1,240)	(3,889)	(3,984)
(Gain) loss on property	(572)	4,613	5,133
Minority interest in subsidiaries	-	7,805	(5,087)
Other operating activities (Note 2)	(39,408)	79,284	(3,756)
Net cash from operating activities	299,235	365,486	316,259
Cash Flows from Investing Activities
Utility capital expenditures	(475,931)	(332,055)	(190,548)
Allowance for borrowed funds used during construction	(5,686)	(1,598)	(1,498)
Purchases of nonutility property	(62)	(127)	(254)
Proceeds from sale of assets	433	469	7,465
Purchases of nuclear decommissioning trust investments	(49,667)	(34,607)	(49,720)
Proceeds from nuclear decommissioning trust investments	46,005	31,055	46,167
Hawthorn No. 5 partial insurance recovery	-	10,000	30,810
Hawthorn No. 5 partial litigation recoveries	15,829	-	1,139
Other investing activities	(983)	(930)	(7,100)
Net cash from investing activities	(470,062)	(327,793)	(163,539)
Cash Flows from Financing Activities
Issuance of long-term debt	-	334,417	-
Repayment of long-term debt	-	(335,922)	(209,140)
Net change in short-term borrowings	124,550	32,376	(21,959)
Dividends paid to Great Plains Energy	(89,000)	(112,700)	(119,160)
Equity contribution from Great Plains Energy	134,615	-	225,000
Issuance fees	(511)	(4,522)	(2,362)
Net cash from financing activities	169,654	(86,351)	(127,621)
Net Change in Cash and Cash Equivalents	(1,173)	(48,658)	25,099
Cash and Cash Equivalents at Beginning of Year	2,961	51,619	26,520
Cash and Cash Equivalents at End of Year	$1,788	$2,961	$51,619

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

			As Adjusted		As Adjusted
Year to Date December 31	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$887,041	1	$887,041	1	$662,041
Equity contribution from Great Plains Energy	-	134,615	-	-	-	225,000
Ending balance	1	1,021,656	1	887,041	1	887,041
Retained Earnings
Beginning balance		294,481		263,536		228,761
Net income		149,321		143,645		145,028
Cumulative effect of a change in accounting principle (Note 5)		-		-		8,907
Dividends:
Common stock held by Great Plains Energy		(89,000)		(112,700)		(119,160)
Ending balance		354,802		294,481		263,536
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(29,909)		(40,334)		(35,244)
Derivative hedging activity, net of tax		(741)		7,571		(233)
Minimum pension obligation, net of tax		15,913		2,854		(4,857)
Adjustment to initially apply SFAS No. 158 (Note 8)		(168,597)		-		-
Regulatory adjustment		190,019		-		-
Ending balance		6,685		(29,909)		(40,334)
Total Common Shareholder's Equity		$1,383,143		$1,151,613		$1,110,243

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
	(thousands)
Net income	$149,321	$143,645	$145,028
Other comprehensive income
Gain (loss) on derivative hedging instruments	(788)	12,650	280
Income taxes	296	(4,759)	(111)
Net gain (loss) on derivative hedging instruments	(492)	7,891	169
Reclassification to expenses, net of tax	(249)	(320)	(402)
Derivative hedging activity, net of tax	(741)	7,571	(233)
Change in minimum pension obligation	25,502	5,410	(7,321)
Income taxes	(9,589)	(2,556)	2,464
Net change in minimum pension obligation	15,913	2,854	(4,857)
Comprehensive income	$164,493	$154,070	$139,938

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four wholly owned direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L has two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS). HSS has no active operations.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas), which has no active operations.

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

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments, KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include HSS, Services, all KLT Inc. activity other than Strategic Energy, and holding company operations.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $8.8 million and $21.9 million at December 31, 2006 and 2005, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy held no restricted cash collateral at December 31, 2006, and $1.9 million at December 31, 2005.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Nonutility property and investments - Consolidated KCP&L's investments and nonutility property includes nuclear decommissioning trust fund assets recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. In addition to consolidated KCP&L’s investments, Great Plains Energy’s investments and nonutility property include KLT Investments Inc.’s (KLT Investments) affordable housing limited partnerships. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt - The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were 1% below fair values at December 31, 2006.

Derivative instruments - The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among power and fuel prices, net of estimated credit risk.

Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement generally requires derivative instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company enters into derivative contracts to manage its exposure to commodity price fluctuations and interest rate risk. Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception. The Company may elect the NPNS exception, which requires the effects of the derivative to be recorded as the underlying contract settles.

The Company accounts for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. At the inception of a derivative instrument, the Company designates its derivative instrument as NPNS, a cash flow hedge or a non-hedging derivative under the requirements of SFAS No. 133. In addition, if a derivative instrument is designated as a cash flow hedge, the Company documents its method of determining hedge effectiveness and measuring ineffectiveness. See Note 22 for additional information regarding derivative financial instruments and hedging activities.

Investments in Affordable Housing Limited Partnerships
At December 31, 2006, KLT Investments had $23.1 million of investments in affordable housing limited partnerships. Approximately 67% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $15.1 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making significant additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.2 million, $10.0 million and $7.5 million in 2006, 2005 and 2004, respectively. These amounts are included in Non-operating expenses on Great Plains Energy’s consolidated statements of income. The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Other Nonutility Property
Great Plains Energy’s and consolidated KCP&L’s other nonutility property includes land, buildings, vehicles, general office equipment and software and is recorded at historical cost, net of accumulated depreciation, and has a range of estimated useful lives of 3 to 43 years.

Utility Plant
KCP&L's utility plant is stated at historical cost. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds used During Construction (AFDC) is charged to the cost of the plant. AFDC is included in the rates charged to customers by KCP&L over the service life of the property. AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFDC are compounded semi-annually and averaged 7.8% in 2006, 7.1% in 2005 and 8.6% in 2004.

The balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following table.

December 31	2006	2005
Utility Plant, at original cost	(millions)
Production (23 - 42 years)	$3,135.6	$2,970.1
Transmission (27 - 76 years)	364.3	331.2
Distribution (8 - 75 years)	1,465.7	1,377.3
General (5 - 50 years)	302.9	280.9
Total (a)	$5,268.5	$4,959.5
(a) Includes $40.3 million and $80.4 million of land and other assets that are not depreciated.

Depreciation and Amortization
Depreciation and amortization of KCP&L’s utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.

Depreciation of nonutility property is computed using the straight-line method. Consolidated KCP&L’s nonutility property annual depreciation rates for 2006, 2005 and 2004 were 11.5%, 11.2% and 11.8%, respectively. Other Great Plains Energy nonutility property annual depreciation rates for 2006, 2005 and 2004 were 23.4%, 20.4% and 24.2%, respectively. Other Great Plains Energy’s nonutility property includes Strategic Energy’s depreciable assets, which are primarily software costs and are amortized over a shorter period, three years, resulting in a higher annual depreciation rate.

As part of an acquisition of an additional interest in Strategic Energy, IEC recorded intangible assets with finite lives. These intangible assets include the fair value of customer relationships and asset information systems that are being amortized over 72 and 44 months, respectively.  An intangible asset for the fair value of acquired supply contracts was fully amortized at December 31, 2006.

Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of the scheduled refueling outages and amortizes them evenly (monthly) over the unit’s operating cycle of 18 months until the next scheduled outage. Replacement power costs during an outage are expensed as incurred.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek). Related liabilities for decommissioning are included on KCP&L’s balance sheet in Asset Retirement Obligations (AROs). As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 16 for discussion of AROs including those associated with nuclear plant decommissioning costs.

Regulatory Matters
KCP&L, an integrated, regulated electric utility, is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L were not regulated. See Note 6 for additional information concerning regulatory matters.

Revenue Recognition
KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided. Revenues recorded include electric services provided but not yet billed by KCP&L and Strategic Energy. Unbilled revenues are recorded for kWh usage in the period following the customers’ billing cycle to the end of the month. The estimate is based on net system kWh usage less actual billed kWhs. Estimated unbilled kWhs are allocated and priced by state across the rate classes based on the following month budget.

As a public utility, KCP&L collects from customers gross receipts taxes levied by state and local governments. These taxes are recorded gross in operating revenues and general taxes on Great Plains Energy’s and consolidated KCP&L’s statements of income. KCP&L’s gross receipts taxes collected were $34.1 million, $39.3 million and $37.6 million in 2006, 2005 and 2004, respectively.

Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume purchased based on forecasted peak demand. Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $80.0 million, $158.5 million and $173.3 million in 2006, 2005 and 2004, respectively.

KCP&L and Strategic Energy record sale and purchase activity on a net basis in purchased power when RTO/ISO markets require them to sell and purchase power from the RTO/ISO rather than directly transact with suppliers and end-use customers.

KCP&L collects sales taxes from customers and remits to state and local governments. These taxes are presented on a net basis on Great Plains Energy’s and consolidated KCP&L’s statements of income.

Allowance for Doubtful Accounts
This reserve represents estimated uncollectible accounts receivable and is based on management’s judgment considering historical loss experience and the characteristics of existing accounts. Provisions for losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses and asset impairments are recorded in operating expenses.

Asset Impairments
Long-lived assets and finite lived intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other

Intangible Assets.” The annual test must be performed at the same time each year. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill would be compared with its carrying value. See Note 7 for additional information.

Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes,” Great Plains Energy has recognized deferred taxes for temporary book to tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted tax rates that are anticipated to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. In accordance with the Company’s intercompany tax allocation agreement, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns. Consistent with its ratemaking treatment, KCP&L uses the separate return method, adjusted for the allocation of parent company tax benefits, to compute its income tax provision.

KCP&L has established a net regulatory asset for the additional future revenues to be collected from customers for deferred income taxes. Tax credits are recognized in the year generated except for certain KCP&L investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS.

		As Adjusted	As Adjusted
	2006	2005	2004
Income	(millions, except per share amounts)
Income from continuing operations	$127.6	$164.2	$175.2
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income available to common stockholders	$126.0	$162.6	$173.6
Common Shares Outstanding
Average number of common shares outstanding	78.0	74.6	72.0
Add: effect of dilutive securities	0.2	0.1	0.1
Diluted average number of common shares outstanding	78.2	74.7	72.1
Basic EPS from continuing operations	$1.62	$2.18	$2.41
Diluted EPS from continuing operations	$1.61	$2.18	$2.41

The computation of diluted EPS excludes anti-dilutive shares for 2006 of 96,601 performance shares and 116,469 restricted stock shares. The computation of diluted EPS excludes anti-dilutive shares for 2005 of 20,493 performance shares. Additionally, for 2006, 2005 and 2004, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

In February 2007, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable March 20, 2007, to shareholders of record as of February 27, 2007. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2007, to shareholders of record as of May 10, 2007.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
		As Adjusted	As Adjusted
	2006	2005	2004
Cash flows affected by changes in:	(millions)
Receivables	$(80.8)	$6.6	$(37.5)
Fuel inventories	(10.7)	4.9	1.8
Materials and supplies	(2.8)	(2.6)	2.2
Accounts payable	68.1	12.4	9.6
Accrued taxes	(22.5)	(23.1)	15.3
Accrued interest	0.7	1.6	(1.0)
Deposits with suppliers	-	0.1	0.8
Deferred refueling outage costs	(5.9)	(4.0)	8.7
Pension and postretirement benefit assets and obligations	3.6	8.4	(10.4)
Allowance for equity funds used during construction	(5.0)	(1.8)	(2.1)
Proceeds from the sale of SO2 emission allowances	0.8	61.0	0.3
Proceeds from T-Locks	-	12.0	-
Other	5.7	20.1	(7.5)
Total other operating activities	$(48.8)	$95.6	$(19.8)
Cash paid during the period:
Interest	$67.7	$68.9	$84.1
Income taxes	$77.7	$84.4	$38.6
Non-cash investing activities:
Liabilities assumed for capital expenditures	$38.7	$13.4	$-

Consolidated KCP&L Other Operating Activities
		As Adjusted	As Adjusted
	2006	2005	2004
Cash flows affected by changes in:	(millions)
Receivables	$(44.7)	$(8.5)	$1.6
Fuel inventories	(10.7)	4.9	1.8
Materials and supplies	(2.8)	(2.6)	2.2
Accounts payable	52.4	16.3	1.8
Accrued taxes	(16.5)	(17.2)	(6.6)
Accrued interest	0.9	1.7	(2.0)
Deferred refueling outage costs	(5.9)	(4.0)	8.7
Pension and postretirement benefit assets and obligations	0.7	4.6	(8.0)
Allowance for equity funds used during construction	(5.0)	(1.8)	(2.1)
Proceeds from the sale of SO2 emission allowances	0.8	61.0	0.3
Proceeds from T-Locks	-	12.0	-
Other	(8.6)	12.9	(1.5)
Total other operating activities	$(39.4)	$79.3	$(3.8)
Cash paid during the period:
Interest	$57.9	$57.6	$73.8
Income taxes	$70.9	$104.1	$64.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$38.2	$12.8	$-

Significant Non-Cash Items
Asset Retirement Obligations
In 2006, Wolf Creek Nuclear Operating Corporation (WCNOC) submitted an application to the Nuclear Regulatory Commission (NRC) for a new operating license for Wolf Creek, which would extend Wolf Creek’s operating period to 2045. Due to the effect of computing the present value of the asset retirement obligation (ARO) at the end of the extended operating period, KCP&L recorded a $65.0 million decrease in the ARO to decommission Wolf Creek with a $25.8 million net decrease in property and equipment. The regulatory asset for ARO decreased $8.2 million and a $31.0 million regulatory liability was established to recognize funding of the related decommissioning trust in excess of the ARO due to the extended operating period. This activity had no impact to Great Plains Energy’s or consolidated KCP&L’s 2006 cash flows.

During 2005, KCP&L recorded AROs totaling $26.7 million, increased net utility plant by $13.0 million and increased regulatory assets by $13.7 million. This activity had no impact on Great Plains Energy and consolidated KCP&L’s 2005 net income and had no effect on 2005 cash flows. See Note 16 for additional information.

Unrecognized Pension Expense
In December 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.” See Note 8 for the effect of applying SFAS No. 158 to the Company’s balance sheet at December 31, 2006. The adoption of SFAS No. 158 had no impact on Great Plains Energy’s and consolidated KCP&L’s 2006 cash flows.

3.	ANTICIPATED ACQUISITION OF AQUILA, INC.

On February 7, 2007, Great Plains Energy entered into an agreement to acquire Aquila, Inc. (Aquila). Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments. Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in 2008. Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri Public Service and St. Joseph Light & Power divisions as well as Aquila’s merchant service operations, which primarily consists of the 340MW Crossroads power generating facility and residential natural gas contracts.

Great Plains Energy will acquire all outstanding shares of Aquila for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock in a transaction valued at approximately $1.7 billion, or $4.54 per share, based on Great Plains Energy’s closing stock price on February 6, 2007. In addition, Great Plains Energy will assume approximately $1 billion of Aquila’s debt. The proceeds from the asset sale to Black Hills Corporation will be used to fund the cash portion of the consideration to Aquila shareholders and to reduce existing Aquila debt.

Great Plains Energy’s acquisition of Aquila was unanimously approved by both Great Plains Energy’s and Aquila’s Boards of Directors and is subject to the approval of both Great Plains Energy and Aquila shareholders; regulatory approvals from the Public Service Commission of the State of Missouri (MPSC), The State Corporation Commission of the State of Kansas (KCC), and FERC; Hart-Scott-Rodino antitrust review; as well as other customary conditions.

The transaction will add about 300,000 electric utility customers and approximately 1,800 MW of generating capacity. Aquila is a partner with KCP&L in the jointly owned generating units Iatan Nos. 1 and 2, owning 18% of each Iatan generating unit. Direct costs of the acquisition incurred by Great

Plains Energy of $2.8 million at December 31, 2006, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	December 31
	2006	2005
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$35.2	$34.0
Allowance for doubtful accounts	(1.1)	(1.0)
Other receivables	80.2	37.3
Consolidated KCP&L receivables	114.3	70.3
Other Great Plains Energy
Other receivables	229.2	193.0
Allowance for doubtful accounts	(4.1)	(4.3)
Great Plains Energy receivables	$339.4	$259.0
(a)Customer accounts receivable included unbilled receivables of $32.0 million and $31.4 million at December 31, 2006 and 2005, respectively.

Consolidated KCP&L’s other receivables at December 31, 2006 and 2005, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. Great Plains Energy’s other receivables at December 31, 2006 and 2005, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $95.0 million and $99.9 million, respectively.

KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company. KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(977.9)	$977.9	$-
Gain (loss) on sale of accounts receivable (a)	(9.9)	9.9	-
Servicing fees	2.9	(2.9)	-
Fees to outside investor	-	(3.8)	(3.8)
Cash flows during the period
Cash from customers transferred to
Receivables Company	(980.7)	980.7	-
Cash paid to KCP&L for receivables purchased	974.6	(974.6)	-
Servicing fees	2.9	(2.9)	-
Interest on intercompany note	2.4	(2.4)	-

		Receivables	Consolidated
2005	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(599.7)	$599.7	$-
Gain (loss) on sale of accounts receivable (a)	(6.0)	5.0	(1.0)
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(1.4)	(1.4)
Cash flows during the period
Cash from customers transferred to
Receivables Company	(499.3)	499.3	-
Cash paid to KCP&L for receivables purchased	(494.3)	494.3	-
Servicing fees	1.4	(1.4)	-
Funds from outside investors (b)	70.0	-	70.0
Interest on intercompany note	0.9	(0.9)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.
(b)	During 2005, Receivables Company received $70 million cash from the outside investor for the sale of accounts receivable, which was then forwarded to KCP&L for consideration of its sale.

5.	NUCLEAR PLANT

KCP&L owns 47% of WCNOC, the operating company for Wolf Creek, its only nuclear generating unit. Wolf Creek is regulated by the NRC, with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. In July 2006, the DOE announced plans to submit a license application to the NRC for a nuclear waste repository at Yucca Mountain, Nevada, no later than June 30, 2008. The DOE also announced that if requested legislative changes are enacted, the repository could be able to accept spent nuclear fuel and high-level waste starting in early

2017. Management cannot predict when this site may be available for Wolf Creek. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel. Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025. If the DOE meets its revised timetable for accepting spent fuel for disposal by 2017, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2025. Management can make no assurance that the DOE will meet its revised timetable and will continue to monitor this activity. See Note 15 for a related legal proceeding.

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.

The most recent study was submitted to the MPSC and KCC in 2005 and is the basis for the current cost of decommissioning estimates in the following table. In December 2006, KCP&L received orders from the MPSC and KCC, approving the funding schedules for this cost estimate based on an anticipated extension of the operating period to 2045.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2005 dollars)	$ 518	$ 243
Future cost of decommissioning (in 2045-2053 dollars) (a)	3,327	1,564

Annual escalation factor	4.40%
Annual return on trust assets (b)	6.48%
(a)	Total future cost over an eight year decommissioning period.
(b)	The 6.48% rate of return is thru 2025. The rate then systematically decreases through 2053 to
2.82% based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

KCP&L currently contributes approximately $3.7 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers’ rates. If the actual return on trust assets is below the anticipated level, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s decommissioning trust fund.

December 31	2006	2005
Decommissioning Trust	(millions)
Beginning balance	$91.8	$84.1
Contributions	3.7	3.6
Realized gains	6.0	3.9
Unrealized gains	2.6	0.2
Ending balance	$104.1	$91.8

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
Asset Category	2006	2005
Equity securities	43%	48%
Debt securities	54%	46%
Other	3%	6%
Total	100%	100%

Nuclear Liability and Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek in three areas: nuclear liability, nuclear property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of terrorism and related losses, as defined by the Terrorism Risk Insurance Act, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $15 million ($7.1 million, KCP&L’s 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

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

After many years of effort, Nebraska regulators denied the facility developer’s license application in December 1998, a prolonged lawsuit ensued, and Nebraska eventually settled the case by paying the Compact Commission $145.8 million in damages. The Compact Commission then paid pro rata portions of the settlement money to the various parties who originally funded the project. To date, WCNOC has received refunds totaling $21.3 million (KCP&L’s 47% share being $10 million), including $1.7 million ($0.8 million, KCP&L’s 47% share) received in 2006. The Compact Commission continues to explore alternative long-term waste disposal capability and has retained an insignificant portion of the settlement money. In April 2006, WCNOC and other affected generators filed a lawsuit in Federal District Court in Nebraska seeking to preserve their ability to continue to pursue their claim for their share of the retained amount plus interest. In January 2007, the court denied this claim stating the Compact Commission is still in existence, will continue to exist for the foreseeable future and has an arguable need for money.

Deferred Refueling Outage Costs
In September 2006, the FASB issued FASB Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. Management has elected to early adopt the provisions and accordingly has retrospectively adjusted prior periods. Prior to adoption, KCP&L utilized the accrue-in-advance method for incremental costs to be incurred during scheduled Wolf Creek refueling outages. KCP&L adopted the deferral method to account for operations and maintenance expenses incurred for scheduled refueling outages to be amortized evenly (monthly) over the unit’s operating cycle of 18 months until the next scheduled outage. Replacement power costs during the outage will be expensed as incurred.

The overall impact to Great Plains Energy’s and consolidated KCP&L’s consolidated statements of income was no change to 2005 net income or earnings per share and a $1.7 million increase in 2004 net income, or $0.02 per share. The following line items within the consolidated statements of income were impacted by the change.

	As			As
	Originally			Originally
	Reported	As	Effect of	Reported	As	Effect of
	2005	Adjusted	Change	2004	Adjusted	Change
Great Plains Energy	(millions)
Fuel	$207.9	$208.4	$0.5	$179.4	$176.8	$(2.6)
Other	327.7	327.7	-	324.2	323.6	(0.6)
Maintenance	90.3	90.0	(0.3)	83.6	84.1	0.5
Income taxes	(39.7)	(39.5)	0.2	(54.5)	(55.5)	(1.0)
Consolidated KCP&L
Fuel	$207.9	$208.4	$0.5	$179.4	$176.8	$(2.6)
Other	265.7	265.7	-	259.7	259.1	(0.6)
Maintenance	90.3	90.0	(0.3)	83.5	84.0	0.5
Income taxes	(48.2)	(48.0)	0.2	(52.8)	(53.8)	(1.0)

The overall impact to Great Plains Energy’s and consolidated KCP&L’s 2005 balance sheet was an increase in retained earnings of $10.6 million. For Great Plains Energy, this was a result of an increase in current and total assets of $8.1 million for the addition of deferred refueling outage costs and a decrease in current and total liabilities of $2.5 million for the elimination of accrued refueling outage costs (net of a $6.4 million increase in deferred income taxes). For consolidated KCP&L, this was a result of an increase in current and total assets of $1.7 million for the addition of deferred refueling outage costs (net of a $6.4 million decrease in deferred income taxes) and a decrease in current and total liabilities of $8.9 million for the elimination of accrued refueling outage costs.

As a result of the accounting change, Great Plains Energy’s retained earnings as of January 1, 2005, increased to $462.1 million and consolidated KCP&L’s retained earnings increased to $263.5 million. There were no overall impacts to the 2005 and 2004 statements of cash flows for Great Plains Energy and consolidated KCP&L.

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan under orders received from the MPSC and KCC in 2005. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. In March 2006, the Circuit Court of Cole County, Missouri, affirmed the MPSC order and the Sierra Club has appealed the decision to the Missouri Court of Appeals. The Kansas District Court denied the Sierra Club’s appeal in May 2006 and the Sierra Club has appealed to the Kansas Court of Appeals. Although subject to the appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

During 2006, KCP&L entered into certain procurement and engineering agreements for comprehensive energy plan projects, and further refined its cost estimates and schedules as contracting and engineering progressed. The following table summarizes the comprehensive energy plan estimated capital expenditures.

	Estimated
	Capital
Project	Expenditures (a)
	(millions)
Iatan No. 2 (b)	$ 837	-	$ 914

Environmental Retrofit Projects (c)	423	-	443

Wind Generation(d)	164

Asset Management	42

Customer Programs	53

Total	$1,519	-	$1,616
(a) KCP&L share of costs, exclusive of AFDC.
(b)	KCP&L's 54.71% ownership (approximately 465MW) of an estimated 850MW plant.
(c)	These projects are the Iatan No. 1 air quality control project, the LaCygne No. 1 selective catalytic reduction project and baghouse and scrubber project.
(d)	The Spearville Wind Energy Facility went into service in September 2006.

The cost estimates for Iatan No. 2 and the environmental retrofits include a range for contingencies on those projects that reflect, among other factors, the current level of contracting. Specific comprehensive energy plan project management and other risk mitigation practices result in varying uncertainty and therefore a range of contingency allowance has been provided. The upper end of each range reflects a contingency allowance that management believes is consistent with industry practice and market conditions for projects of these types, sizes and degree of completion.

Because of the magnitude of the comprehensive energy plan projects and the length of the implementation period, the actual expenditures, scope and timing of any or all of these projects that have not been completed may differ materially from these estimates.

KCP&L Regulatory Proceedings
In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requests were based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. KCP&L received rate orders from the MPSC and KCC in December 2006. The ordered rates were implemented January 1, 2007.

The MPSC ordered an approximate $51 million increase in annual revenues effective January 1, 2007, reflecting an authorized return on equity of 11.25%. Approximately $22 million of the rate increase results from additional amortization to help maintain cash flow levels. The MPSC order established, for regulatory purposes, annual pension cost recovery for the period beginning January 1, 2007, of approximately $19 million on a Missouri jurisdictional basis, after allocations to the other joint owners of generation facilities and capitalized amounts, through the creation of a regulatory asset or liability. The order also established, effective January 1, 2006, a regulatory asset or liability as appropriate for amounts arising from defined benefit plan settlements and curtailments to be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case.

The KCC ordered a $29 million increase in annual revenues effective January 1, 2007, including $4 million of accelerated depreciation to maintain cash flow levels.  The KCC order does not propose an energy cost adjustment (ECA) clause; however, KCP&L agreed to propose an ECA clause in its next rate case to be filed no later than March 1, 2007. The ordered rates were implemented January 1, 2007. The KCC order established, for regulatory purposes, annual pension costs beginning January 1, 2007, of approximately $19 million on a Kansas jurisdictional basis through the creation of a regulatory asset or liability. The order also established, effective January 1, 2006, a regulatory asset or liability as appropriate for amounts arising from defined benefit plan settlements and curtailments to be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case.

See Regulatory Assets and Liabilities below for information regarding various regulatory assets established at December 31, 2006, in accordance with these rate orders.

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of SFAS No. 71 and has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent amounts imposed by rate actions of KCP&L’s regulators that may require refunds to customers, represent amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which KCP&L remains accountable, or represent a gain or other reduction of allowable costs to be given to customers over future periods. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators. Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to KCP&L; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry. In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates. Whether an asset has been impaired is determined pursuant to the requirements of SFAS No. 144.

	December 31
	2006	2005
Regulatory Assets	(millions)
Taxes recoverable through future rates	$81.7	$85.7
Decommission and decontaminate federal uranium
enrichment facilities	0.6	1.3
Loss on reacquired debt	6.4	7.1
January 2002 incremental ice storm costs (Missouri)	0.4	4.9
Change in depreciable life of Wolf Creek	45.4	27.4
Cost of removal	8.2	9.3
Asset retirement obligations	16.9	23.6
Pension and post-retirement costs	256.9	15.6
Surface Transportation Board litigation expenses	1.7	-
Deferred customer programs	5.9	0.3
2006 rate case expenses	2.6	0.2
Other	7.7	4.5
Total	$434.4	$179.9
Regulatory Liabilities
Emission allowances	$64.5	$64.3
Pension costs	-	1.0
Asset retirement obligations	35.6	-
Additional Wolf Creek amortization (Missouri)	14.6	4.3
Total	$114.7	$69.6

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The regulatory asset for pension and post-retirement costs at December 31, 2006, includes $25.0 million, net of related liabilities, for the adoption of SFAS No. 158 representing the difference between funding and expenses recognized of the pension and post-retirement plans that are not included in rate base. The regulatory asset for pension and post-retirement costs at December 31, 2006, includes $11.6 million of amounts arising from defined benefit plan settlements and curtailments that are not included in rate base to be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case. The regulatory asset for pension and post-retirement costs at December 31, 2006, includes $9.0 million representing an accounting method difference and is not included in rate base. Certain insignificant items in Regulatory Assets - Other are also not included in rate base.

Great Plains Energy and consolidated KCP&L recognized several new regulatory assets in accordance with the 2006 rate orders received from the MPSC and KCC including, but not limited to, amounts arising from defined benefit plan settlements and curtailments, litigation costs related to the KCP&L rate complaint case filed with the Surface Transportation Board (STB), deferred costs incurred in relation to various demand response, efficiency and affordability customer programs, and 2006 Missouri & Kansas rate case expenses.

Southwest Power Pool Regional Transmission Organization
KCP&L is a member of the Southwest Power Pool (SPP), which is a FERC approved Regional Transmission Organization (RTO). In July 2006, KCC granted interim approval for KCP&L to take SPP network integration transmission service for its retail customers. During 2006, KCC and MPSC both issued orders approving KCP&L’s participation in the SPP RTO, which also made final the previously granted KCC interim approval. In May 2006, SPP made a compliance filing in response to a previously issued FERC order on the SPP energy imbalance service market. In July 2006, FERC issued an order on the compliance filing accepting in part, as modified, and rejecting in part the filing, permitting the start of the SPP energy imbalance service market no earlier than October 1, 2006, and required SPP to make additional filings. The SPP Board met in October 2006 and delayed SPP’s readiness filing to FERC. In December 2006, the SPP Board voted to file the certification of SPP’s market readiness for a February 1, 2007, start. FERC issued an order concerning the December market readiness filing on January 26, 2007. In this order, FERC accepted the market readiness filing and authorized the SPP to start the energy imbalance service market on February 1, 2007. KCP&L is participating in this market.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO. In April 2006, FERC issued an order regarding MISO RSG charges. In its order, FERC interpreted MISO's tariff to require that virtual supply offers be included in the calculation of RSG charges and that to the extent that MISO did not charge market participants RSG charges on virtual supply offers, MISO violated its tariff. The FERC order required MISO to recalculate RSG rates back to April 1, 2005, and make refunds to customers who paid RSG charges on imbalances, with interest, reflecting the recalculated charges. In order to make such refunds, RSG charges could have been retroactively imposed on market participants who submitted virtual supply offers during the recalculation period.

Strategic Energy is among the MISO participants that paid RSG charges on imbalances and could have received a refund as a result of the order. Strategic Energy could also have been subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period. Consistent with MISO’s business practice manuals, management does not believe Strategic Energy should be assessed RSG charges retroactively or prospectively on its virtual supply offers.

Numerous requests for rehearing were filed and in October 2006, FERC entered an order granting requests for rehearing of the FERC’s decision to require MISO to retroactively recalculate RSG charges and provide refunds to customers that paid RSG charges on imbalances. As a result, MISO will not assess RSG charges retroactively on virtual supply offers, but RSG charges will apply prospectively on certain virtual supply offers. Parties have petitioned to appeal and move for further rehearing of the FERC order. Management is unable to predict the outcome of any appeals or further requests for rehearing.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003. In 2006, Strategic Energy recorded a reduction of purchased power expense of $2.4 million for SECA recoveries from suppliers, which offset $2.7 million of expense recorded in the first quarter. During 2005, Strategic Energy recorded purchased power expenses totaling $13.6 million for SECA transition charges. Strategic Energy recovered $1.3 million and $5.4 million in 2006 and 2005, respectively, of its SECA costs through billings to its retail customers. No further billings are anticipated pending the outcome of proceedings discussed below.

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

In 2006, FERC held hearings on the justness and reasonableness of the SECA rate and on attempts by suppliers to shift SECA to wholesale counterparties and subsequently, a favorable initial decision was extended by an administrative law judge, which could potentially result in a refund of prior SECA payments. Management is awaiting FERC action and is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

7.	GOODWILL AND INTANGIBLE PROPERTY

Great Plains Energy’s consolidated balance sheets reflect goodwill associated with the Company’s ownership in Strategic Energy of $88.1 million and $87.6 million at December 31, 2006 and 2005, respectively. The increase in goodwill in 2006 reflects Great Plains Energy’s acquisition of the remaining indirect interest in Strategic Energy as part of a litigation settlement. See Note 15 for additional information. Annual impairment tests, conducted September 1, have been completed and there were no impairments of goodwill in 2006, 2005 or 2004.

Other Intangible Assets and Related Liabilities
Great Plains Energy and consolidated KCP&L’s intangible assets and related liabilities are detailed in the following table.

	December 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Consolidated KCP&L	(millions)
Computer software (a)	$100.4	$(76.2)	$92.9	$(68.8)

Other Great Plains Energy
Computer software (a)	15.0	(8.4)	12.0	(5.2)
Acquired intangible assets
Supply contracts	26.5	(26.5)	26.5	(19.3)
Customer relationships	17.0	(7.6)	17.0	(4.7)
Asset information systems	1.9	(1.4)	1.9	(0.9)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7
Total intangible assets	$161.5	$(120.1)	$151.0	$(98.9)
Amortized related liabilities
Retail contracts	$26.5	$(26.5)	$26.5	$(19.3)
(a)	Computer software is included in electric utility plant or other nonutility property, as applicable, on the consolidated balance sheets.

The fair value of acquired supply (intangible asset) and retail (liability) contracts were amortized over 28 months. Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships and asset information systems, which are being amortized over 72 and 44 months, respectively.

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following table.

				Estimated Amortization Expense
	2006	2005	2004	2007	2008	2009	2010
		(millions)
Intangible assets	$10.6	$15.0	$9.9	$3.3	$2.8	$2.9	$0.9
Related liabilities	(7.2)	(11.6)	(7.7)	-	-	-	-
Net amortization expense	$3.4	$3.4	$2.2	$3.3	$2.8	$2.9	$0.9

8.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND SKILL SET REALIGNMENT COSTS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC. Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

The MPSC and KCC issued orders in 2005 establishing regulatory assets and liabilities for the difference between KCP&L’s pension costs for ratemaking and SFAS No. 87 pension costs. In 2006, the Commissions issued orders granting equivalent treatment for SFAS No. 88 charges retroactive to January 1, 2006.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

In September 2006, SFAS No. 158 was issued which requires the recognition of the funded status of defined pension plans and other post-retirement plans on the balance sheet with any changes in funded status recognized through comprehensive income in the year the changes occur and is effective for fiscal years ending after December 15, 2006, with retrospective application not permitted. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet effective for fiscal years ending after December 15, 2008. Under the standard, overfunded plans are recognized as an asset and underfunded plans are recognized as a liability with any unrecognized amounts recorded in accumulated other comprehensive income (OCI). The recognition of any additional minimum pension liability and related intangible asset are no longer required. The Company adopted the recognition requirements of SFAS No. 158 on December 31, 2006, and established a regulatory asset in accordance with SFAS No. 71 for the amounts KCP&L recorded in accumulated OCI. Prior to the adoption of SFAS No. 158, the Company decreased the minimum pension liability adjustment, intangible asset and OCI, net of tax by $27.8 million, $2.3 million and $16.0 million, respectively.

The following table summarizes the effects of implementing SFAS No. 158 on Great Plains Energy’s and consolidated KCP&L’s balance sheets at December 31, 2006.

	Prior to		Post
December 31, 2006	SFAS No. 158	Adjustments	SFAS No. 158
	(millions)
Prepaid benefit cost	$46.8	$(46.8)	$-
Current liability	-	(1.0)	(1.0)
Accrued benefit cost	(31.4)	31.4	-
Pension liability	-	(143.2)	(143.2)
Postretirement liability	-	(33.0)	(33.0)
Minimum pension liability adjustment	(46.5)	46.5	-
Intangible asset	12.1	(12.1)	-
Accumulated OCI, net of tax	-	1.6	1.6
Regulatory asset	34.3	155.7	190.0

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. The plan measurement date for the majority of plans is September 30. In 2006, contributions of $1.2 million and $4.6 million were made to the pension and post-retirement benefit plans, respectively, after the measurement date and in 2005, contributions of $0.2 million and $3.8 million were made to the pension plan and post-retirement benefit plans, respectively, after the measurement date. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$554.6	$515.7	$53.0	$49.1
Service cost	18.8	17.3	0.9	0.9
Interest cost	30.9	29.8	3.0	2.9
Contribution by participants	-	-	1.3	1.2
Amendments	-	0.6	-	-
Actuarial loss (gain)	6.5	33.0	(1.8)	3.6
Benefits paid	(17.9)	(41.2)	(4.2)	(4.1)
Benefits paid by Company	(0.4)	(0.6)	(0.7)	(0.6)
Settlements	(83.7)	-	-	-
PBO at end of plan year	$508.8	$554.6	$51.5	$53.0
Change in plan assets
Fair value of plan assets at beginning of year	$412.2	$370.5	$12.2	$14.7
Actual return on plan assets	34.3	47.8	0.6	0.3
Contributions by employer and participants	18.8	35.1	4.8	1.3
Benefits paid	(17.9)	(41.2)	(4.2)	(4.1)
Settlements	(82.9)	-	-	-
Fair value of plan assets at end of plan year	$364.5	$412.2	$13.4	$12.2
Funded status at end-of-year
Funded status	$(144.3)	$(142.4)	$(38.1)	$(40.8)
Unrecognized actuarial loss	-	195.0	-	14.1
Unrecognized prior service cost	-	32.6	-	0.8
Unrecognized transition obligation	-	0.3	-	8.2
Contributions and changes after measurement date	0.6	0.2	4.6	3.8
Net amounts recognized	(143.7)	85.7	(33.5)	(13.9)
Regulatory asset, net	-	14.6	-	-
Net amount recognized at December 31	$(143.7)	$100.3	$(33.5)	$(13.9)
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$-	$98.3	$-	$-
Current pension liability	(0.5)	-	(0.5)	-
Accrued benefit cost	-	(12.8)	-	(17.7)
Pension liability	(143.8)	-	(37.6)	-
Minimum pension liability adjustment	-	(74.3)	-	-
Intangible asset	-	14.4	-	-
Contributions and changes after measurement date	0.6	0.2	4.6	3.8
Net amount recognized before regulatory treatment	(143.7)	25.8	(33.5)	(13.9)
Accumulated OCI	2.3	59.9	0.3	-
Regulatory asset, net	238.0	14.6	18.9	-
Net amount recognized at December 31	$96.6	$100.3	$(14.3)	$(13.9)
Amounts in accumulated OCI or regulatory asset not
yet recognized as a component of net periodic cost:
Unrecognized actuarial loss	$144.8	$-	$11.6	$-
Unrecognized prior service cost	28.3	-	0.6	-
Unrecognized transition obligation	0.3	-	7.0	-
Other	66.9	-	-	-
Net amount recognized at December 31	$240.3	$-	$19.2	$-

	Pension Benefits			Other Benefits
Year to Date December 31	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost	(millions)
Service cost	$18.8	$17.3	$16.7	$0.9	$0.9	$0.9
Interest cost	30.9	29.8	30.1	3.0	2.9	3.1
Expected return on plan assets	(32.7)	(32.4)	(31.7)	(0.6)	(0.6)	(0.6)
Amortization of prior service cost	4.3	4.3	4.3	0.2	0.2	0.2
Recognized net actuarial loss	31.8	18.6	7.7	0.9	0.5	0.7
Transition obligation	0.1	0.1	0.1	1.2	1.2	1.2
Settlement charges	23.1	-	1.8	-	-	-
Net periodic benefit cost before
regulatory adjustment	76.3	37.7	29.0	5.6	5.1	5.5
Regulatory adjustment	(52.3)	(14.6)	-	-	-	-
Net periodic benefit cost	$24.0	$23.1	$29.0	$5.6	$5.1	$5.5

The estimated prior service cost, net loss and transition costs for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2007 are $4.3 million, $35.2 million and $0.1 million, respectively. The estimated prior service cost, net loss, and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2007 are $0.2 million, $0.6 million and $1.2 million, respectively. Net actuarial gains and losses are recognized on a rolling five-year average basis.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $427.1 million and $469.9 million at December 31, 2006 and 2005, respectively. The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2006	2005
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$323.9	$337.8
Accumulated benefit obligation	268.5	280.6
Fair value of plan assets	193.4	204.1
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$184.9	$216.8
Accumulated benefit obligation	158.6	189.3
Fair value of plan assets	171.1	208.1

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2006	2005	2006	2005
Discount rate	5.87%	5.62%	5.89%	5.62%
Rate of compensation increase	3.81%	3.57%	3.90%	3.60%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2006	2005	2006		2005
Discount rate	5.62%	5.82%	5.62%		5.82%
Expected long-term return on plan assets	8.25%	8.75%	4.23%	*	4.26%	*
Rate of compensation increase	3.57%	3.06%	3.60%		3.05%
* after tax

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the Employee Retirement Income Security Act (ERISA) requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. Investments are diversified across classes and within each class to minimize risks. At December 31, 2006 and 2005, respectively, the fair value of plan assets was $364.5 million, not including a $1.2 million contribution made after the plan year-end, and $412.2 million, not including a $0.2 million subsequent contribution. The asset allocation for the Company’s pension plans at the end of 2006 and 2005, and the target allocation for 2007 are reported in the following table. The portfolio is periodically rebalanced to generally meet target allocation percentages.

		Plan Assets at
	Target	December 31
Asset Category	Allocation	2006	2005
Equity securities	62%	67%	61%
Debt securities	28%	22%	26%
Real estate	6%	6%	7%
Other	4%	5%	6%
Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for 2006 was 9% and is 8% for 2007. The cost trend rate will continue to decline through 2010 to the ultimate cost trend rate of 5%. The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2006, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.7	(0.6)

The Company expects to contribute $33.6 million to the plans in 2007 to meet ERISA funding requirements, all of which will be paid by KCP&L. The Company will also contribute $4.3 million to other post-retirement benefit plans in 2007, $4.0 million of which will be paid by KCP&L. The Company’s funding policy is to contribute amounts sufficient to meet the ERISA minimum funding requirements plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2016.

	Pension	Other
	Benefits	Benefits
	(millions)
2007	$37.2	$7.0
2008	36.2	7.6
2009	36.4	8.3
2010	39.7	8.9
2011	38.6	9.6
2012-2016	222.2	56.3

Employee Savings Plans
Great Plains Energy has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was approximately $4.8 million in 2006, 2005 and 2004. Consolidated KCP&L’s annual cost of the plans was approximately $3.0 million for each of the last three years.

Cash-Based Long-Term Incentives
Strategic Energy has long-term incentives designed to reward officers and key members of management with Great Plains Energy restricted stock (issued under the Company’s Long-Term Incentive Plan) and a cash performance payment for achieving specific performance goals over stated periods of time, commencing January 1, 2005. The restricted stock compensation expense is discussed in Note 9. In 2006 and 2005, compensation expense of $3.8 million and $1.6 million, respectively, was recognized for the cash-based incentives.

Skill Set Realignment Costs
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the comprehensive energy plan. In 2006, Great Plains Energy and consolidated KCP&L recorded $9.4 million and $9.3 million, respectively, related to this process reflecting severance, benefits and related payroll taxes provided to employees.

9.	EQUITY COMPENSATION

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” using the modified prospective application method. The adoption of SFAS No. 123R had an insignificant effect on the companies’ consolidated statements of income and cash flows in 2006.

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. Common stock shares delivered by the Company under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable security laws. The Company has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, to satisfy share option exercises and does not expect to repurchase common shares during 2007 to satisfy stock option exercises.

SFAS No. 123R requires forfeitures to be estimated. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually. The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2006	2005	2004
Compensation expense	(millions)
Great Plains Energy	$3.9	$2.8	$0.8
KCP&L	2.4	1.7	0.6
Income tax benefits
Great Plains Energy	1.2	1.1	0.4
KCP&L	0.8	0.6	0.2

Stock Options Granted 2001 - 2003
Stock options were granted under the plan at market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. The fair value for the stock options granted in 2001 - 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. Compensation expense and accrued dividends related to stock options are recognized over the stated vesting period. Exercise prices range from $24.90 to $27.73 and all stock options are fully vested and have a remaining weighted average contractual term of 4.9 years at December 31, 2006. All stock option activity in 2006 is summarized in the following table.

		Exercise
Stock Options	Shares	Price*
Beginning balance	111,455	$25.56
Forfeited or expired	(1,983)	27.73
Exercisable at December 31	109,472	25.52
* weighted-average
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

Performance share activity for 2006 is summarized in the following table.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	172,761	$30.17
Performance adjustment	(2,650)
Granted	94,159	28.20
Issued	(9,499)	27.73
Ending Balance	254,771	29.56
* weighted-average

At December 31, 2006, the remaining weighted-average contractual term was 1.1 years. The weighted-average grant-date fair value of shares granted was $28.20 and $30.34 in 2006 and 2005, respectively. There were no performance shares granted during 2004. At December 31, 2006, there was $2.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares issued was insignificant during 2006 and performances shares were not issued during 2005 and 2004.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends. Compensation expense, calculated by multiplying shares by the related grant-date fair value less the present value of dividends, and accrued dividends related to restricted stock are recognized over the stated vesting period. Restricted stock activity for 2006 is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	119,966	$30.50
Issued	48,041	28.22
Vested	(25,404)	30.49
Forfeited	(2,000)	28.20
Ending balance	140,603	29.75
* weighted-average

At December 31, 2006, the remaining weighted-average contractual term was 1.4 years. The weighted-average grant-date fair value of shares granted was $28.22, $30.47 and $29.71 during 2006, 2005 and 2004, respectively. At December 31, 2006, there was $1.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $0.8 million, $0.8 million and $1.5 million in 2006, 2005 and 2004, respectively.

10.	TAXES

Components of income taxes are detailed in the following tables.

		As	As
		Adjusted	Adjusted
Great Plains Energy	2006	2005	2004
Current income taxes	(millions)
Federal	$59.2	$64.3	$19.9
State	0.9	1.3	13.3
Total	60.1	65.6	33.2
Deferred income taxes
Federal	(7.2)	(4.2)	46.8
State	(3.8)	(19.0)	(15.5)
Total	(11.0)	(23.2)	31.3
Investment tax credit amortization	(1.2)	(3.9)	(4.0)
Total income tax expense	47.9	38.5	60.5
Less: taxes on discontinued operations
Current tax (benefit) expense	-	(1.0)	(5.0)
Deferred tax (benefit) expense	-	-	10.0
Income taxes on continuing operations	$47.9	$39.5	$55.5

		As	As
		Adjusted	Adjusted
Consolidated KCP&L	2006	2005	2004
Current income taxes	(millions)
Federal	$49.3	$79.9	$39.2
State	4.8	5.6	6.7
Total	54.1	85.5	45.9
Deferred income taxes
Federal	15.6	(14.3)	23.2
State	1.8	(19.3)	(11.3)
Total	17.4	(33.6)	11.9
Investment tax credit amortization	(1.2)	(3.9)	(4.0)
Total	$70.3	$48.0	$53.8

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
		As	As		As	As
		Adjusted	Adjusted		Adjusted	Adjusted
Great Plains Energy	2006	2005	2004	2006	2005	2004
	(millions)
Federal statutory income tax	$61.4	$71.3	$80.8	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(0.3)	2.3	1.4	(0.2)	1.1	0.6
Amortization of investment tax credits	(1.2)	(3.9)	(4.0)	(0.7)	(1.9)	(1.7)
Federal income tax credits	(9.3)	(10.0)	(12.8)	(5.3)	(4.9)	(5.5)
State income taxes	0.5	2.7	7.9	0.3	1.3	3.4
Changes in uncertain tax positions, net	0.1	(7.9)	(3.4)	-	(3.9)	(1.5)
Rate change on deferred taxes	-	(11.7)	(8.6)	-	(5.8)	(3.7)
Valuation allowance	-	-	0.5	-	-	0.2
Other	(3.3)	(3.3)	(6.3)	(1.8)	(1.5)	(2.8)
Total	$47.9	$39.5	$55.5	27.3%	19.4%	24.0%

	Income Tax Expense			Income Tax Rate
		As	As		As	As
		Adjusted	Adjusted		Adjusted	Adjusted
Consolidated KCP&L	2006	2005	2004	2006	2005	2004
	(millions)
Federal statutory income tax	$76.9	$67.0	$69.6	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(0.3)	2.3	1.4	(0.2)	1.2	0.7
Amortization of investment tax credits	(1.2)	(3.9)	(4.0)	(0.6)	(2.0)	(2.0)
Federal income tax credits	(4.6)	-	-	(2.1)	-	-
State income taxes	5.5	4.2	7.0	2.5	2.2	3.6
Changes in uncertain tax positions, net	0.6	(1.7)	(2.7)	0.3	(0.9)	(1.4)
Parent company tax benefits	(4.7)	(5.4)	(5.9)	(2.1)	(2.8)	(2.9)
Rate change on deferred taxes	-	(11.7)	(8.6)	-	(6.1)	(4.3)
Other	(1.9)	(2.8)	(3.0)	(0.8)	(1.6)	(1.7)
Total	$70.3	$48.0	$53.8	32.0%	25.0%	27.0%

During 2005, Great Plains Energy and consolidated KCP&L’s income tax expense decreased by $7.5 million and $6.3 million, respectively, due to the favorable impact of sustained audited positions on the companies’ composite tax rates. Great Plains Energy’s income tax expense was also reduced by $5.7 million due to events during 2005 that strengthened the probability of sustaining tax deductions taken on previously filed tax returns.

SFAS No. 109 requires the companies to adjust deferred tax balances to reflect tax rates that are anticipated to be in effect when the differences reverse. The largest component of the companies’ decreases in effective income tax rates in 2005 and 2004 was the result of adjusting KCP&L’s deferred tax balance to its lower composite tax rate due to the impact of sustained audited positions and state tax planning. The impact of the composite tax rate reductions on the deferred tax balances resulted in tax benefits for Great Plains Energy and consolidated KCP&L of $11.7 million in 2005 and $8.6 million in 2004.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		Consolidated KCP&L
		As Adjusted		As Adjusted
December 31	2006	2005	2006	2005
Current deferred income taxes	(millions)
Nuclear fuel outage	$(5.2)	$(3.0)	$(5.2)	$(3.0)
Derivative instruments	34.1	(11.2)	0.2	-
Accrued vacation	4.5	4.7	4.4	4.7
Other	6.2	1.8	0.7	0.8
Net current deferred income tax asset
(liability)	39.6	(7.7)	0.1	2.5
Noncurrent deferred income taxes
Plant related	(566.3)	(554.2)	(566.3)	(554.2)
Income taxes on future regulatory recoveries	(81.7)	(85.7)	(81.7)	(85.7)
Derivative instruments	19.3	(11.1)	(4.3)	(4.5)
Pension and postretirement benefits	(28.9)	(8.0)	(31.2)	(8.4)
Storm related costs	(0.1)	(1.9)	(0.1)	(1.9)
Debt issuance costs	(2.5)	(2.7)	(2.5)	(2.7)
Gas properties related	(1.1)	(1.3)	-	-
SO2 emission allowance sales	24.5	24.2	24.5	24.2
Tax credit carryforwards	15.0	16.0	-	-
State net operating loss carryforward	0.5	0.5	-	-
Other	(0.8)	3.3	1.6	6.2
Net noncurrent deferred tax liability before
valuation allowance	(622.1)	(620.9)	(660.0)	(627.0)
Valuation allowance	(0.5)	(0.5)	-	-
Net noncurrent deferred tax liability	(622.6)	(621.4)	(660.0)	(627.0)
Net deferred income tax liability	$(583.0)	$(629.1)	$(659.9)	$(624.5)

	Great Plains Energy		Consolidated KCP&L
		As Adjusted		As Adjusted
December 31	2006	2005	2006	2005
	(millions)
Gross deferred income tax assets	$251.3	$116.9	$166.9	$96.9
Gross deferred income tax liabilities	(834.3)	(746.0)	(826.8)	(721.4)
Net deferred income tax liability	$(583.0)	$(629.1)	$(659.9)	$(624.5)

Tax Credit Carryforwards
At December 31, 2006, the Company had $15.0 million of state income tax credit carryforwards. These credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in years 2008 to 2011. Management believes the credits will be fully utilized within the carryforward period.

Net Operating Loss Carryforwards
At December 31, 2004, KLT Inc. and subsidiaries had Kansas state net operating loss carryforwards of $10.0 million primarily resulting from losses associated with DTI Holdings, Inc. and its subsidiaries,

Digital Teleport, Inc. and Digital Teleport of Virginia, Inc. KLT Inc. and subsidiaries moved its corporate headquarters to Missouri in 2003, and as a result, will not have sufficient presence in Kansas to utilize the losses. The Kansas state net operating loss carryforwards expire in years 2011 to 2012. In 2004, management determined that the loss carryforwards will more likely than not expire unutilized and has provided a valuation allowance against the entire $0.5 million deferred state income tax benefit.

Uncertain Tax Positions
At December 31, 2006 and 2005, the Company had $4.7 million and $4.6 million, respectively, of liabilities for uncertain tax positions related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities for uncertain tax positions of $1.8 million and $1.2 million at December 31, 2006 and 2005, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the companies will reverse these tax provisions to net income. If the positions are not ultimately sustained, the companies may be required to make cash payments plus interest and/or utilize the companies’ federal and state credit carryforwards.

In 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements and requires various disclosures such as the policy surrounding classification of interest and penalties, a reconciliation of unrecognized tax benefit activity and disclosure of significant changes expected in unrecognized benefits within twelve months of the reporting date. Great Plains Energy and consolidated KCP&L are required to adopt the provisions of FIN No. 48 for periods beginning in 2007, although earlier adoption is permitted. The impact to the financial statements of Great Plains Energy and consolidated KCP&L upon adoption of FIN No. 48 is expected to be insignificant. In addition, Great Plains Energy and consolidated KCP&L will elect to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses with the adoption of FIN No. 48.

Internal Revenue Service Settlement
In November 2002, KCP&L accepted a settlement offer related to the proposed disallowance of interest deductions on corporate-owned life insurance (COLI) loans. The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. In December 2004, KCP&L settled the 1995-1999 IRS audit and paid tax of $7.3 million and interest of $4.2 million related to the disallowed COLI interest deduction. KCP&L accrued for these payments in 2000.

In addition to COLI, as part of the settlement of the 1995-1999 IRS audit, consolidated KCP&L agreed to additional tax of $6.9 million and interest of $5.9 million related primarily to timing differences. This settlement did not have a significant impact on consolidated KCP&L’s net income because the liability had been previously recorded in the liabilities for uncertain tax positions or had offsetting impacts on deferred taxes.

11.	KLT GAS DISCONTINUED OPERATIONS

The KLT Gas natural gas properties (KLT Gas portfolio) was reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” after the 2004 Board of Directors approval to sell the KLT Gas portfolio and discontinue the gas business. During 2004 and 2005, KLT Gas completed sales of the KLT Gas portfolio and in 2006 KLT Gas had no active operations. At December 31, 2005, KLT Gas had $0.6 million of current assets and $0.1 million of current liabilities recorded in assets and liabilities of discontinued operations. The following table summarizes the discontinued operations.

	2005	2004
	(millions)
Revenues	$-	$1.6
Loss from operations, including
impairments, before income taxes	(2.9)	(4.5)
Gain on sales of assets	-	16.8
Discontinued operations before income taxes	(2.9)	12.3
Income taxes	1.0	(5.0)
Discontinued operations, net of income taxes	$(1.9)	$7.3

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $18.5 million, $42.6 million and $62.7 million for 2006, 2005 and 2004, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At December 31, 2006 and 2005, consolidated KCP&L had a short-term intercompany payable to Services of $2.5 million and $3.5 million, respectively. In 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business. Also at December 31, 2006, consolidated KCP&L had a long-term intercompany payable to Services of $5.7 million related to unrecognized pension expense recorded under the provision of SFAS No. 158. At December 31, 2006 and 2005, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.5 million.

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on consolidated KCP&L and Great Plains Energy.

KCP&L seeks to use current technology to avoid and treat contamination. KCP&L conducts environmental audits designed to ensure compliance with governmental regulations. At December 31, 2006 and 2005, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Environmental-related legislation is continually introduced in Congress. Such legislation typically includes various compliance dates and compliance limits. Such legislation could have the potential for a significant financial impact on KCP&L, including the cost to install new pollution control equipment to achieve compliance. KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted. KCP&L will continue to monitor proposed legislation.

The change in political control of both chambers in Congress raises the possibility that legislation will be enacted to address global climate change and impose a national mandate to produce a set percentage of electricity from renewable forms of energy, such as wind. The probability and impact of such language is difficult to quantify at this time.

The following table contains current estimates of expenditures to comply with environmental laws and regulations described below. The ultimate cost of these regulations could be significantly different from the amounts estimated. The range of estimated expenditures increased significantly in 2006 primarily due to the demand for environmental projects increasing substantially with many utilities in the United States starting similar projects to address changing environmental regulations. This demand has constrained labor and material resources resulting in a significant escalation in the cost and completion times for environmental retrofits. KCP&L continues to refine its cost estimates detailed in the table below and explore alternatives. The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$375	-	993		$-		$375	-	993	2006 - 2015
Incremental BART		-		272	-	527	272	-	527	2006 - 2017
Incremental CAMR	11	-	15	5	-	6	16	-	21	2010 - 2018
Estimated required environmental expenditures	$386	-	1,008	$277	-	533	$663	-	1,541

Comprehensive Energy Plan Retrofits		Missouri			Kansas			Total
	(millions)
Total estimated environmental expenditures	$255	-	264	$168	-	179	$423	-	443
Less: expenditures through December 31, 2006		25			31			56
Remaining balance	$230	-	239	$137	-	148	$367	-	387

Expenditure estimates provided in the first table above include, but are not limited to, the accelerated environmental upgrade expenditures included in KCP&L’s comprehensive energy plan. These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter emissions.

Clean Air Interstate Rule
The Environmental Protection Agency (EPA) Clean Air Interstate Rule (CAIR) requires reductions in SO2 and NOx emissions in 28 states, including Missouri. The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective January 1, 2015. KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while its fossil fuel-fired plants in Kansas are not.

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final CAIR rule establishes a market-based cap-and-trade program. Missouri has developed a State Implementation Plan (SIP) rule, which includes an emission allowance allocation mechanism, and has published, held a hearing, received comments and approved the proposed rule. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements. At December 31, 2006, KCP&L had accumulated unused SO2 emission allowances sufficient to support just under 120,000 tons of SO2 emission under the provisions of the Acid Rain program, which are recorded in inventory at zero cost. KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s comprehensive energy plan as approved by the MPSC and KCC.

Analysis of the final CAIR rule indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the comprehensive energy plan. The timing of the installation of such control equipment is currently being developed. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions. BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri. The CAIR suggests that states that meet the CAIR requirements may also meet BART requirements for individual sources. Missouri has included this understanding as part of the proposed CAIR SIP. Kansas is not a CAIR state and therefore BART will impact LaCygne Nos. 1 and 2. KCP&L is in discussions with the Kansas Department of Health and Environment and anticipates submitting a BART analysis for LaCygne Station in early 2007. Kansas is in the process of reviewing BART analysis and modeling completed by the utilities with impacted facilities in the state. States must submit a BART implementation plan in 2007 with required emission controls. The BART emission control equipment must be compliant within five years after the SIP is approved by the EPA. If emission controls to comply with BART are required at LaCygne Nos. 1 and 2, additional capital expenditures will be required above comprehensive energy plan upgrades.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act. The rule established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year. In Missouri, the CAMR SIP is following the same process and schedule as the CAIR SIP previously described above. In Kansas, the CAMR SIP has been published for public review and comment, and a hearing is scheduled.

Facilities will demonstrate compliance with the standard by holding allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Management expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap. During the ensuing years, management will closely monitor advances in technology for removal of mercury from Powder River Basin (PRB) coal and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date. KCP&L participated in the DOE National Energy Technology Laboratory project to investigate control technology options for mercury removal from coal-fired plants burning sub-bituminous coal.

Carbon Dioxide
Many legislative bills concerning CO2 are being debated in the U.S. Congress. There are various compliance dates and nationwide caps stipulated in the numerous legislative bills being debated. These bills have the potential for a significant financial impact on KCP&L in connection with achieving compliance with the proposed new nationwide limits. However, the financial consequences to KCP&L cannot be determined until final legislation is passed. Management will continue to monitor the progress of these bills.

KCP&L is a member of the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. Power Partners entered into a cooperative umbrella memorandum of understanding (MOU) with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity), consistent with the EEI’s 2003 commitment of a 3% to 5% reduction over the next decade. Power Partners’ January 2007 annual report indicates it is on track to reach that goal.

Ozone
The Missouri Department of Natural Resources and the Kansas Department of Health and Environment continue to develop Missouri and Kansas Maintenance Plans for the Control of Ozone for the Kansas City area. The EPA will require Missouri and Kansas to submit these SIPs by June 2007. As part of the SIP requirements, contingency control measures must be included. These measures would go into effect only if associated triggers (such as a violation of the eight-hour ozone standard) occur. Although it is anticipated the proposed controls for CAIR and BART will provide the contingency control measures at KCP&L generation facilities, management will continue to be involved and monitor the SIP development.

Water Use Regulations
The EPA Clean Water Act established standards for cooling water intake structures. This regulation applies to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day from lakes and rivers and use 25% or more of that water for cooling purposes. The regulation is designed to protect aquatic life from being killed or injured by cooling water intake structures. KCP&L is required to complete a comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. The studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological or operational measures to achieve compliance. Compliance with this regulation is expected to be achieved between 2011 and 2014. Until the comprehensive demonstration studies are completed, the impact of this regulation cannot be quantified.

A recent Federal appeals court decision may ultimately impact this regulation. The court remanded much of the regulation to the EPA for further rulemaking. At this time, the EPA has not acted on the court’s decision. Management will continue to monitor the litigation and any subsequent rulemaking associated with this regulation.

KCP&L holds a permit from the Missouri Department of Natural Resources covering water discharge from its Hawthorn Station. The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river. KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water. Until this matter is resolved, KCP&L continues to operate under its current permit. KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could adversely affect KCP&L. The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Contractual Commitments
Great Plains Energy’s and consolidated KCP&L’s expenses related to lease commitments are detailed in the following table.

	2006	2005	2004
	(millions)
Consolidated KCP&L	$17.6	$19.4	$18.4
Other Great Plains Energy (a)	1.3	1.4	1.9
Total Great Plains Energy	$18.9	$20.8	$20.3

Great Plains Energy’s and consolidated KCP&L’s contractual commitments at December 31, 2006, excluding pensions and long-term debt are detailed in the following tables.
Great Plains Energy Contractual Commitments
	2007	2008	2009	2010	2011	After 2011	Total
	(millions)
Lease commitments	$16.7	$16.4	$11.9	$9.0	$8.1	$82.3	$144.4
Purchase commitments
Fuel (a)	130.9	121.4	65.7	65.7	11.4	185.3	580.4
Purchased capacity	6.8	7.8	8.2	5.4	4.3	14.3	46.8
Purchased power	741.8	330.5	223.2	165.2	82.1	13.3	1,556.1
Comprehensive energy plan	498.8	361.0	130.1	15.2	-	-	1,005.1
Other	36.3	22.6	4.7	10.5	3.9	22.5	100.5
Total contractual commitments	$1,431.3	$859.7	$443.8	$271.0	$109.8	$317.7	$3,433.3
(a)	Fuel commitments consists of commitments for nuclear fuel, coal, coal transportation costs and natural gas.

Consolidated KCP&L Contractual Commitments
	2007	2008	2009	2010	2011	After 2011	Total
	(millions)
Lease commitments	$15.5	$15.4	$11.7	$9.0	$8.1	$82.3	$142.0
Purchase commitments
Fuel (a)	130.9	121.4	65.7	65.7	11.4	185.3	580.4
Purchased capacity	6.8	7.8	8.2	5.4	4.3	14.3	46.8
Comprehensive energy plan	498.8	361.0	130.1	15.2	-	-	1,005.1
Other	36.3	22.6	4.7	10.5	3.9	22.5	100.5
Total contractual commitments	$688.3	$528.2	$220.4	$105.8	$27.7	$304.4	$1,874.8
(a)	Fuel commitments consists of commitments for nuclear fuel, coal, coal transportation costs and natural gas.

Lease commitments end in 2028 and include insignificant amounts for capital leases. As the managing partner of three jointly owned generating units, KCP&L has entered into leases for railcars to serve those units. The entire lease commitment is reflected in the above amounts, although the other owners will reimburse KCP&L approximately $2.0 million per year ($21.4 million total).

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2007 through 2010, $6.9 million in 2011 and $3.8 million after 2011.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has energy sales contracts not included above for 2007 totaling $172.4 million.

Comprehensive energy plan represents KCP&L’s contractual commitment for projects included in its comprehensive energy plan. KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the comprehensive energy plan contractual commitments.  See Note 6 for estimated capital expenditures by major project. Other represents individual commitments entered into in the ordinary course of business.

14.	GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded. Great Plains Energy has provided $258.7 million of guarantees to support certain Strategic Energy power purchases and regulatory requirements. At December 31, 2006, guarantees related to Strategic Energy are as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $142.0 million, which expire in 2007,

•	Great Plains Energy indemnifications to surety bond issuers totaling $0.5 million, which expire in 2007,

•	Great Plains Energy guarantee of Strategic Energy’s revolving credit facility totaling $12.5 million, which expires in 2009 and

•	Great Plains Energy letters of credit totaling $103.7 million, which expire in 2007.

At December 31, 2006, KCP&L had guaranteed, with a maximum potential of $2.9 million, energy savings under an agreement with a customer that expires over the next three years. A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee. This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

15.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the STB charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose

Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. In February 2006, the STB instituted a rulemaking to address issues regarding the cost test used in rail rate cases and the proper calculation of rail rate relief. As part of that order, the STB delayed hearing KCP&L’s case pending the outcome of the rulemaking, and declared that the results of the rulemaking would apply to KCP&L’s test. In October 2006, the STB issued its decision, adopting the proposal set out in its rulemaking. This decision has been appealed by other parties to the Federal Circuit Court of Appeals for the District of Columbia. In July 2006, the STB directed KCP&L and Union Pacific to file comments in September 2006 on whether KCP&L’s complaint is within the STB’s jurisdiction. If the STB determines it does have jurisdiction, it will issue a new procedural schedule. Management currently expects a decision in the case in 2008. Until the STB case is decided, KCP&L is paying the higher tariff rates subject to refund.

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

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit in 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Prior to 2006, certain defendants were dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million, of which $18.5 million was recorded as a recovery of capital expenditures. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. In May 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant appealed this case to the Court of Appeals for the Western District of Missouri, and in May 2006, the Court of Appeals ordered the Circuit Court to enter judgment in KCP&L’s favor in accordance with the jury verdict. The defendant filed a motion for transfer of this case to the Missouri Supreme Court, which was denied. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), KCP&L received proceeds of $38.9 million in 2006 pursuant to the subrogation allocation agreement after payment of attorney’s fees. The proceeds reduced purchased power expense by $10.8 million and fuel expense by $3.7 million. The proceeds also increased wholesale revenues by $2.5 million and included $6.1 million of interest that increased non-operating income. The remaining $15.8 million of proceeds were recorded as a recovery of capital expenditures.

KCP&L previously received reimbursement for Hawthorn No. 5 damages under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers). Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union, and KCP&L was added as a defendant in June 2006. The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri. Travelers seeks recovery of

$10 million that KCP&L recovered in the April 2001 lawsuit described in the preceding paragraph. Management is unable to predict the outcome of this litigation.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in Federal District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System.” This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection. In March 2006, KCP&L filed a response and denied infringing the patent. KCP&L counterclaimed for a declaration that the patent is invalid and not infringed. Emergis responded to KCP&L’s counterclaims in April 2006. Court ordered mediation occurred in July 2006, but the case was not resolved. Management does not expect the outcome of this litigation to have a significant impact on Great Plains Energy's or consolidated KCP&L's results of operations and financial position.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. Approximately sixty other similar cases are pending before that court. A handful of the cases have received damages awards, most of which are on appeal now. The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court. Another Federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L management cannot predict the outcome of this Wolf Creek case.

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs purportedly represent the interests of certain customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for a certain product in Pennsylvania. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy. In response to Strategic Energy’s preliminary objections, plaintiffs have filed an amended complaint that management is evaluating. The plaintiffs have granted Strategic Energy an indefinite extension of time to answer the complaint. Management is unable to predict the outcome of this litigation.

Texas Customer Dispute
In February 2006, a customer in Texas that procures electricity for schools notified Strategic Energy that it had selected another provider for its school members during the time it was under contract with Strategic Energy. Strategic Energy exercised it rights under the agreement for breach. In June 2006, Strategic Energy received a notice of demand for arbitration from the customer pursuant to the agreement. Management is evaluating the merits of the customer’s alleged damages and the parties have begun settlement discussions. Management believes the ultimate outcome of this matter will not have a significant impact on the Company’s financial position or results of operations.

Haberstroh
In 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings, L.L.C. (SE Holdings) and Strategic Energy in the Court of Common Pleas of Allegheny

County, Pennsylvania. In 2006, the suit was settled and as part of the settlement, Great Plains Energy acquired the remaining indirect interest in Strategic Energy for an insignificant amount.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise, and Weinstein filed suit, alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District. In May 2006, the Court of Appeals affirmed the judgment. In July 2006, Weinstein filed an application for transfer of this case to the Missouri Supreme Court, which was granted. Oral arguments were presented to the Supreme Court in December 2006. The $15 million reserve has not been reversed pending the outcome of the appeal process.

16.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred and capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Changes in the estimated fair values of the liabilities are recognized when known.

In 2006, KCP&L incurred an ARO for decommissioning and site remediation of its Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas. KCP&L is obligated to remove the wind turbine towers and perform site remediation within 12 months after the end of the associated 30-year land lease agreements. The ARO was derived from a third party estimate of decommissioning and remediation costs. To estimate the ARO, KCP&L used a credit-adjusted risk free discount rate of 6.68%. This rate was based on the rate at which KCP&L could issue 30-year bonds. KCP&L recorded a $3.1 million ARO for the decommissioning and site remediation and increased property and equipment by $3.1 million.

In 2006, WCNOC submitted an application for a new operating license for Wolf Creek with the NRC, which would extend Wolf Creek’s operating period to 2045. Management has determined the fair value of KCP&L’s ARO for nuclear decommissioning should reflect the change in timing in the undiscounted estimated cash flows to decommission Wolf Creek as a result of the extended operating period.  Management calculated an ARO revision based on KCP&L’s most recent cost estimates to decommission Wolf Creek. To estimate the ARO layer attributable to the change in timing, KCP&L used a credit-adjusted risk free discount rate of 6.26%. The rate was based on the rate at which KCP&L could issue 40-year bonds. KCP&L recorded a $65.0 million decrease in the ARO to decommission Wolf Creek with a $25.8 million net decrease in property and equipment. The regulatory asset for ARO decreased $8.2 million and a $31.0 million regulatory liability was established to recognize funding of the related decommissioning trust in excess of the ARO due to the extended operating period.

In 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the term conditional ARO, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” Conditional ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Great Plains Energy and consolidated KCP&L adopted the provisions of FIN No. 47 in 2005.

KCP&L management determined AROs exist for asbestos in certain fossil fuel plants and for an ash pond and landfill. The additional AROs recorded in 2005 totaled $8.4 million for remediation of asbestos and $7.0 million for the remediation of the ash pond and landfill. In recording these AROs, net utility plant was increased $2.2 million and the $13.2 million net effect of adopting FIN No. 47 was recorded as a regulatory asset and had no impact on net income. The AROs were derived from third party and internal engineering estimates. To estimate the AROs, KCP&L used a credit-adjusted risk free discount rate of 5.6% for 12.5-year assets, 5.89% for 19.5-year asset and 6.12% for 29.5-year assets. The estimated rate was based on the rate KCP&L could issue bonds for the specific period.

KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under FIN No. 47 or SFAS No. 143 and expense recovered currently in rates will be recoverable in future rates. The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s AROs.

December 31	2006	2005
	(millions)
Beginning balance	$145.9	$113.7
Additions	3.1	26.7
Extension of Wolf Creek life	(65.0)	-
Settlements	-	(2.0)
Accretion	7.8	7.5
Ending balance	$91.8	$145.9

17.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility, and Strategic Energy, a competitive electricity supplier. Other includes HSS, Services, all KLT Inc. activity other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing-related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

		Strategic		Great Plains
2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,140.4	$1,534.9	$-	$2,675.3
Depreciation and amortization	(152.7)	(7.8)	-	(160.5)
Interest charges	(60.9)	(2.1)	(8.2)	(71.2)
Income taxes	(71.6)	12.7	11.0	(47.9)
Loss from equity investments	-	-	(1.9)	(1.9)
Net income (loss)	149.6	(9.9)	(12.1)	127.6

As Adjusted		Strategic		Great Plains
2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,130.8	$1,474.0	$0.1	$2,604.9
Depreciation and amortization	(146.5)	(6.4)	(0.2)	(153.1)
Interest charges	(61.8)	(3.4)	(8.6)	(73.8)
Income taxes	(49.1)	(16.6)	26.2	(39.5)
Loss from equity investments	-	-	(0.4)	(0.4)
Discontinued operations	-	-	(1.9)	(1.9)
Net income (loss)	145.2	28.2	(11.1)	162.3

As Adjusted		Strategic		Great Plains
2004	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,090.1	$1,372.4	$1.5	$2,464.0
Depreciation and amortization	(144.3)	(4.8)	(1.0)	(150.1)
Interest charges	(73.7)	(0.7)	(8.6)	(83.0)
Income taxes	(56.7)	(24.3)	25.5	(55.5)
Loss from equity investments	-	-	(1.5)	(1.5)
Discontinued operations	-	-	7.3	7.3
Net income (loss)	151.7	42.5	(11.7)	182.5

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
2006	(millions)
Assets	$3,858.0	$459.6	$18.1	$4,335.7
Capital expenditures	476.0	3.9	0.2	480.1
As Adjusted
2005
Assets	$3,336.3	$441.8	$63.7	$3,841.8
Capital expenditures	332.2	6.6	(4.7)	334.1
As Adjusted
2004
Assets	$3,327.7	$407.7	$61.0	$3,796.4
Capital expenditures	190.8	2.6	3.3	196.7

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

			Consolidated
2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,140.4	$-	$1,140.4
Depreciation and amortization	(152.7)	-	(152.7)
Interest charges	(60.9)	(0.1)	(61.0)
Income taxes	(71.6)	1.3	(70.3)
Net income (loss)	149.6	(0.3)	149.3

As Adjusted			Consolidated
2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,130.8	$0.1	$1,130.9
Depreciation and amortization	(146.5)	(0.1)	(146.6)
Interest charges	(61.8)	-	(61.8)
Income taxes	(49.1)	1.1	(48.0)
Net income (loss)	145.2	(1.5)	143.7

As Adjusted			Consolidated
2004	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,090.1	$1.5	$1,091.6
Depreciation and amortization	(144.3)	(0.9)	(145.2)
Interest charges	(73.7)	(0.5)	(74.2)
Income taxes	(56.7)	2.9	(53.8)
Net income (loss)	151.7	(6.7)	145.0

			Consolidated
	KCP&L	Other	KCP&L
2006	(millions)
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures	476.0	-	476.0
As Adjusted
2005
Assets	$3,336.3	$3.9	$3,340.2
Capital expenditures	332.2	-	332.2
As Adjusted
2004
Assets	$3,327.7	$7.2	$3,334.9
Capital expenditures	190.8	-	190.8

18.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

During 2006, Great Plains Energy entered into a five-year $600 million revolving credit facility with a group of banks. The facility replaced a $550 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains

Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2006, the Company was in compliance with this covenant. At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy. At December 31, 2005, Great Plains Energy had $6.0 million of outstanding borrowings with an interest rate of 4.98% and had issued letters of credit totaling $38.5 million under the credit facility as credit support for Strategic Energy.

During 2006, KCP&L entered into a five-year $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes. Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion. The facility replaced a $250 million revolving credit facility with a group of banks. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2006, KCP&L was in compliance with this covenant. At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, issued $8.7 million of letters of credit and had no cash borrowings under the facility. At December 31, 2005, KCP&L had $31.9 million of commercial paper outstanding, at a weighted-average interest rate of 4.35% and no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. As long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. In October 2006, Great Plains Energy, as permitted by the terms of the agreement, requested and received a reduction in its guarantee of this facility from $25.0 million to $12.5 million. Under this facility, Strategic Energy’s maximum it may loan to Great Plains Energy is $20 million. A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2006, Strategic Energy was in compliance with these covenants. At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2005, $75.2 million in letters of credit had been issued and there were no cash borrowings under the agreement.

19.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2006	2005
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$0.5	$0.5
3.84%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%	2007	225.0	225.0
6.50%	2011	150.0	150.0
6.05%	2035	250.0	250.0
Unamortized discount		(1.6)	(1.8)
EIRR bonds
4.75% Series A & B	2015	105.2	104.6
4.75% Series D	2017	39.5	39.3
4.65% Series 2005	2035	50.0	50.0
Current liabilities
Current maturities		(225.5)	-
EIRR bonds classified as current		(144.7)	-
Total consolidated KCP&L excluding current maturities		607.2	976.4

Other Great Plains Energy
7.74% Affordable Housing Notes	2007-2008	0.9	2.6
4.25% FELINE PRIDES Senior Notes	2007	163.6	163.6
Current maturities		(164.2)	(1.7)
Total consolidated Great Plains Energy excluding current maturities		$607.5	$1,140.9
* Weighted-average interest rates at December 31, 2006.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	2006	2005	2004
		(millions)
Consolidated KCP&L	$1.9	$2.3	$2.1
Other Great Plains Energy	0.7	0.7	1.8
Total Great Plains Energy	$2.6	$3.0	$3.9

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $159.3 million of medium-term notes and Environmental Improvement Revenue Refunding (EIRR) bonds at December 31, 2006 and 2005.

In 2005, KCP&L redeemed its secured 1994 series EIRR bonds totaling $35.9 million by issuing secured EIRR Bonds Series 2005 also totaling $35.9 million: $14.0 million at a fixed rate of 4.05% until maturity at March 1, 2015, and $21.9 million at a fixed rate of 4.65% until maturity at September 1, 2035. The EIRR Bonds Series 2005 is covered by a municipal bond insurance policy issued by XL Capital Assurance Inc. (XLCA). The insurance agreement between KCP&L and XLCA is described below.

KCP&L Unsecured Notes
KCP&L had $625.0 million of outstanding unsecured senior notes at December 31, 2006 and 2005. As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s $250.0 million of 6.05% Senior Notes that were issued via a private placement during 2005 is 5.78%. In 2006, KCP&L completed an exchange of these privately placed notes for $250.0 million of registered 6.05% unsecured senior notes maturing in 2035 to fulfill its obligations under a 2005 registration rights agreement.

KCP&L had $196.5 million of unsecured EIRR bonds outstanding excluding the fair value of interest rate swaps of a $1.8 million and a $2.6 million liability in 2006 and 2005, respectively. The interest rates swaps resulted in an effective rate of 5.85% for the Series A, B and D EIRR bonds in 2006. During 2005, KCP&L redeemed its unsecured Series C EIRR bonds totaling $50.0 million by issuing unsecured EIRR Bonds Series 2005 also totaling $50.0 million at a fixed rate of 4.65% until maturity at September 1, 2035. The EIRR Bonds Series 2005 is covered by a municipal bond insurance policy issued by XLCA. The insurance agreement between KCP&L and XLCA is described below.

Forward Starting Swaps
During 2006, KCP&L entered into two Forward Starting Swaps (FSS) with a combined notional principal amount of $225.0 million to hedge interest rate volatility on the anticipated refinancing of KCP&L’s $225.0 million senior notes that mature in March 2007. See Note 22 for additional information.

Municipal Bond Insurance Policies
The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2006, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50.0 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

Other Great Plains Energy Long-Term Debt
KLT Investments' affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. At December 31, 2006 and 2005, the collateral was held entirely as cash and totaled $0.6 million and $1.9 million, respectively.

In 2006, Great Plains Energy entered into a T-Lock with a notional principal amount of $77.6 million to hedge against interest rate fluctuation on future issuances of long-term debt. See Note 22 for additional information.

Great Plains Energy’s $163.6 million of FELINE PRIDES each with a stated amount of $25, initially consisted of an interest in a senior note due February 16, 2009, and a contract requiring the holder to purchase the Company’s common stock on February 16, 2007. Great Plains Energy made quarterly contract adjustment payments at the rate of 3.75% per year and interest payments at the rate of 4.25%

per year both payable in February, May, August and November of each year. Each purchase contract obligated the holder of the purchase contract to purchase, and Great Plains Energy to sell, on February 16, 2007, for $25 in cash, newly issued shares of the Company’s common stock equal to the settlement rate. The settlement rate was determined according to the applicable market value of the Company’s common stock at the settlement date. The applicable market value of $31.58 was measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding February 16, 2007. The settlement rate of 0.7915 was applied to the 6.5 million FELINE PRIDES at February 16, 2007, and Great Plains Energy issued 5.2 million shares of common stock. The $163.6 million FELINE PRIDES senior notes originally matured in 2009, but were to be remarketed between August 16, 2006 and February 16, 2007. Great Plains Energy exercised its rights to redeem the $163.6 million FELINE PRIDES senior notes in full satisfaction of each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

Scheduled Maturities
Great Plains Energy's and consolidated KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2007	2008	2009	2010	2011
	(millions)
Consolidated KCP&L	$225.5	$-	$-	$-	$150.0
Other Great Plains Energy	164.1	0.3	-	-	-
Total Great Plains Energy	$389.6	$0.3	$-	$-	$150.0

20.	COMMON SHAREHOLDERS’ EQUITY

Great Plains Energy filed a shelf registration statement with the Securities and Exchange Commission (SEC) in 2006 relating to Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Warrants, Stock Purchase Contracts and Stock Purchase Units. In 2006, Great Plains Energy issued 5.2 million shares of common stock at $27.50 per share under the shelf registration statement with $144.3 million in gross proceeds and issuance costs of $5.2 million.

In 2006, Great Plains Energy also entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock. The forward purchaser borrowed and sold the same number of shares of Great Plains Energy’s common stock to hedge its obligations under the forward sale agreement. Great Plains Energy did not initially receive any proceeds from the sale of common stock shares by the forward purchaser. The forward sale agreement provides for a settlement date or dates to be specified at Great Plains Energy’s discretion, subject to certain exceptions, no later than May 23, 2007. Subject to the provisions of the forward sale agreement, Great Plains Energy will receive an amount equal to $26.6062 per share, plus interest based on the federal funds rate less a spread and less certain scheduled decreases if Great Plains Energy elects to physically settle the forward sale agreement solely by delivering shares of common stock. In most circumstances, Great Plains Energy also has the right, in lieu of physical settlement, to elect cash or net physical settlement. Great Plains Energy currently expects to net cash settle the forward sale agreement.

Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company’s Long-Term Incentive Plan.

In 2006, Great Plains Energy registered an additional 1.0 million shares of common stock with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan, bringing the total number of shares registered under this plan to 4.0 million. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the Plan. At December 31, 2006, 1.0 million shares remained available for future issuances.

In 2006, Great Plains Energy registered an additional 1.0 million shares of common stock with the SEC for a defined contribution savings plan, bringing the total number of shares registered under this plan to 10.3 million. Shares issued under the plans may be either newly issued shares or shares purchased in the open market. At December 31, 2006, 1.2 million shares remained available for future issuances.

Great Plains Energy’s Articles of Incorporation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively.

Great Plains Energy made capital contributions to KCP&L of $134.6 million in 2006. These contributions were made to fund comprehensive energy plan projects. At December 31, 2006, KCP&L’s capital contributions from Great Plains Energy totaled $534.6 million and are reflected in common stock in the consolidated KCP&L balance sheet.

21.	PREFERRED STOCK

At December 31, 2006, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation. All of the authorized shares of Cumulative Preferred Stock are issued and outstanding. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

22.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results. The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees. Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments, excluding those instruments that qualify for the NPNS election which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

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

Cash Flow Hedges - Forward Starting Swaps
In 2006, KCP&L entered into two FSS to hedge against interest rate fluctuations on future issuances of long-term debt. The FSS will be settled simultaneously with the issuance of the long-term fixed rate debt. The FSS effectively removes most of the interest rate and credit spread uncertainty with respect to the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt will be. The FSS is accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the FSS. The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Cash Flow Hedges - Treasury Locks
In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on future issuances of long-term debt. The T-Lock will be settled simultaneously with the issuance of the long-term fixed rate debt. The T-Lock effectively removes most of the interest rate uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance what its future interest costs on that debt will be. The T-Lock is accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the T-Lock. The pre-tax gain or loss on the T-Lock recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

In 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued. The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt. The T-Locks removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be. The T-Locks were accounted for as cash flow hedges and no ineffectiveness was recorded on the T-Locks. A pre-tax gain of $12.0 million on the T-Locks was recorded to OCI and is being reclassified to interest expense over the life of the issued 30-year debt. At December 31, 2006, KCP&L had $11.5 million recorded in OCI for the 2005 T-Locks.

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of December 31, 2006, KCP&L had hedged 30% and 9% of its 2007 and 2008 projected natural gas usage for retail load and firm MWh sales, respectively, primarily by utilizing fixed forward physical contracts. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness during 2006, 2005 and 2004.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.5 years and 5.0 years at December 31, 2006 and 2005, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power expense for 2006, 2005 and 2004 included a loss of $26.7 million, a gain of $3.3 million, and a gain of $3.2 million, respectively, due to ineffectiveness of the cash flow hedges.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power expense were losses of $30.0 million, $0.8 million and $1.5 million for 2006, 2005 and 2004, respectively.

The fair value of non-hedging derivatives at December 31, 2006, also includes certain forward contracts at Strategic Energy that were amended during 2005. Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133. As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle. In 2006 and 2005, Strategic Energy amortized $5.1 million and an insignificant amount, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts. Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008. After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	December 31
	2006		2005
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$477.5	$(38.9)	$180.1	$27.2
Non-hedging derivatives	37.1	(6.8)	35.5	-
Forward contracts
Cash flow hedges	871.5	(69.7)	106.5	17.6
Non-hedging derivatives	250.7	(24.8)	178.3	3.6
Anticipated debt issuance
Forward starting swap	225.0	(0.4)	-	-
Treasury lock	77.6	0.2	-	-
Interest rate swaps
Fair value hedges	146.5	(1.8)	146.5	(2.6)
Consolidated KCP&L
Forward contracts
Cash flow hedges	6.1	(0.5)	-	-
Anticipated debt issuance
Forward starting swap	225.0	(0.4)	-	-
Interest rate swaps
Fair value hedges	146.5	(1.8)	146.5	(2.6)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	December 31		December 31
	2006	2005	2006	2005
	(millions)
Current assets	$12.7	$35.8	$12.0	$11.9
Other deferred charges	1.7	11.8	-	-
Other current liabilities	(56.3)	1.6	(1.3)	-
Deferred income taxes	32.1	(20.5)	(4.0)	(4.5)
Other deferred credits	(35.3)	1.0	-	-
Total	$(45.1)	$29.7	$6.7	$7.4

Great Plains Energy's accumulated OCI in the table above at December 31, 2006, includes $54.3 million that is expected to be reclassified to expenses over the next twelve months.  Consolidated KCP&L's accumulated OCI includes an insignificant amount that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	2006	2005	2004
Great Plains Energy	(millions)
Fuel expense	$-	$(0.5)	$(0.7)
Purchased power expense	54.6	(35.6)	(0.6)
Interest expense	(0.4)	-	-
Minority interest	-	-	0.2
Income taxes	(22.4)	15.1	0.5
OCI	$31.8	$(21.0)	$(0.6)
Consolidated KCP&L
Fuel expense	$-	$(0.5)	$(0.7)
Interest expense	(0.4)	-	-
Income taxes	0.2	0.2	0.3
OCI	$(0.2)	$(0.3)	$(0.4)

23.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly owned electric utility plants in service at December 31, 2006, is detailed in the following table.

	Wolf Creek	LaCygne	Iatan No. 1
	Unit	Units	Unit
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%

Utility plant in service	$1,378	$346	$268
Accumulated depreciation	734	253	195
Nuclear fuel, net	39	-	-
KCP&L's 2007 accredited capacity-MWs	548	709	460 (a	)
(a)	The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 460 MWs from
469 MWs until the air quality control equipment included in the comprehensive energy plan is operational.

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and consolidated KCP&L’s financial statements.

24.	NEW ACCOUNTING STANDARDS

SFAS No. 157
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The statement does not require any new fair value measurements but provides guidance on how to measure fair value when required. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and generally are to be applied prospectively as of the beginning of the fiscal year in which initially applied. Management is currently evaluating the impact of SFAS No. 157 and has not yet determined the impact on Great Plains Energy's and consolidated KCP&L's financial statements.

FIN No. 48
In July 2006, the FASB issued FIN No. 48. See Note 10 for additional information.

25.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
As Adjusted	(millions, except per share amounts)
2006
Operating revenue	$559.2	$642.1	$818.5	$655.5
Operating income	7.6	73.3	93.6	60.9
Net income (loss)	(1.1)	38.4	55.9	34.4
Basic and diluted earnings (loss) per common share	(0.02)	0.49	0.69	0.42
As Adjusted
2005
Operating revenue	$545.1	$631.7	$782.9	$645.2
Operating income	42.4	59.6	126.5	54.5
Income from continuing operations	20.5	23.7	89.9	30.1
Net income	20.5	20.1	91.7	30.0
Basic and diluted earnings per common
share from continuing operations	0.27	0.31	1.20	0.40
Basic and diluted earnings per common share	0.27	0.26	1.22	0.40

	Quarter
Consolidated KCP&L	1st	2nd	3rd	4th
As Adjusted	(millions)
2006
Operating revenue	$240.4	$290.9	$359.3	$249.8
Operating income	31.7	69.2	118.4	51.7
Net income	13.0	36.6	69.5	30.2
As Adjusted
2005
Operating revenue	$233.3	$272.1	$353.0	$272.5
Operating income	25.2	56.0	101.1	67.2
Net income	10.6	27.2	69.7	36.2

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

As a result of the retrospective application of FSP No. AUG AIR-1 discussed in Note 5, the following tables provide information to reconcile the quarterly operating results above to amounts originally reported.

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2006	(millions, except per share amounts)
Operating income as previously reported	$6.0	$72.0	$92.4	N/A
Adjustment	1.6	1.3	1.2	N/A

Net income (loss) as previously reported	(2.1)	37.6	55.2	N/A
Adjustment	1.0	0.8	0.7	N/A

Basic and diluted EPS as previously reported	(0.03)	0.48	0.68	N/A
Adjustment	0.01	0.01	0.01	N/A
2005
Operating income as previously reported	$41.8	$62.6	$125.5	$53.3
Adjustment	0.6	(3.0)	1.0	1.2

Income from continuing operations
as previously reported	20.2	25.5	89.1	29.4
Adjustment	0.3	(1.8)	0.8	0.7

Net income as previously reported	20.2	21.9	90.9	29.3
Adjustment	0.3	(1.8)	0.8	0.7

Basic and diluted EPS from continuing
operations as previously reported	0.27	0.34	1.19	0.39
Adjustment	-	(0.03)	0.01	0.01

Basic and diluted EPS as previously reported	0.27	0.29	1.21	0.39
Adjustment	-	(0.03)	0.01	0.01

	Quarter
Consolidated KCP&L	1st	2nd	3rd	4th
2006	(millions)
Operating income as previously reported	$30.1	$67.9	$117.2	N/A
Adjustment	1.6	1.3	1.2	N/A

Net income as previously reported	12.0	35.8	68.8	N/A
Adjustment	1.0	0.8	0.7	N/A
2005
Operating income as previously reported	$24.6	$59.0	$100.1	$66.0
Adjustment	0.6	(3.0)	1.0	1.2

Net income as previously reported	10.3	29.0	68.9	35.5
Adjustment	0.3	(1.8)	0.8	0.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. As discussed in Note 5 to the consolidated financial statements, the Company adopted FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, in 2006 and retroactively revised the consolidated balance sheet as of December 31, 2005 and the consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, for the change. As discussed in Note 16 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FIN 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. As discussed in Note 5 to the consolidated financial statements, the Company adopted FASB Staff Position (FSP) No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, in 2006 and retroactively revised the consolidated balance sheet as of December 31, 2005, and the consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for the years ended December 31, 2005 and 2004, for the change. As discussed in Note 16 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FIN 47, Accounting for Conditional Asset Retirement Obligations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2007

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Great Plains Energy
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy. Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2006. Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management has concluded that, as of December 31, 2006, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Great Plains Energy Incorporated and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2007

KCP&L
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L. Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2006. Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the COSO of the Treadway Commission. Management has concluded that, as of December 31, 2006, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kansas City Power & Light Company and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statements schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2007 Proxy Statement, which will be filed with the SEC no later than April 30, 2007 (Proxy Statement):

•	Information regarding the directors of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Election of Directors.”

•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is contained in the Proxy Statement section titled “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance.”

Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 sections titled “Officers of Great Plains Energy” and “Officers of KCP&L”.

Great Plains Energy and KCP&L Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries. The Code is posted on the investor relations page of our Internet websites at www.greatplainsenergy.com and www.kcpl.com. A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106. Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the investor relations page of their Internet websites.

Other KCP&L Information
The other information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 11. EXECUTIVE COMPENSATION

GREAT PLAINS ENERGY
The information required by this item regarding compensation of Great Plains Energy directors and named executive officers contained in the sections titled “Corporate Governance,” “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

GREAT PLAINS ENERGY
The information required by this item regarding security ownership of the directors and executive officers of Great Plains Energy contained in the section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers” of the Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

Equity Compensation Plan
The information required by this item regarding Great Plains Energy’s equity compensation plan is in Item 5. Market for the Registrants’ Common Equity and Related Shareholder Matters, of this report and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

GREAT PLAINS ENERGY
The information required by this item contained in the sections titled “Director Independence” and, if applicable, “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GREAT PLAINS ENERGY
The information required by this item regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Audit Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2006 and 2005 and for other services rendered during 2006 and 2005 on behalf of KCP&L and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2006	2005
Audit Fees	$984,256	$1,075,986
Audit-Related Fees	44,200	62,251
Tax Fees	21,831	24,307
All Other Fees	-	21,100
Total Fees	$1,050,287	$1,183,644

Audit Fees: Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of the Company and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the Securities and Exchange Commission, including comfort letter, consents and assistance with and review of documents filed with the Securities and Exchange Commission; and accounting research in support of the audit.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of KCP&L and its subsidiaries and are not reported under “Audit Fees”. These services include consultation concerning financial accounting and reporting standards.

Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.

All Other Fees: Consists of fees for all other services other than those reported above. These services included development and facilitation of a group training course in 2005.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor to KCP&L and its subsidiaries. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted for KCP&L and its subsidiaries policies and procedures for the pre-approval of services provided by the independent auditor. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee. The Audit Committee as well may specifically approve audit and permissible non-audit services on a case-by-case basis. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Audit Committee receives quarterly reports regarding the pre-approved services performed by the independent auditor. The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004	65
i.	Consolidated Balance Sheets - December 31, 2006 and 2005	66
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	68
k.	Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	69
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004	70
m.	Notes to Consolidated Financial Statements	71
n.	Report of Independent Registered Public Accounting Firm	127

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I - Parent Company Financial Statements	143
b.	Schedule II - Valuation and Qualifying Accounts and Reserves	147
	KCP&L
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	148
Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

2.1.2	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K dated February 7, 2007).

3.1.1	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001 (Exhibit 3.i to Form 8-K filed October 1, 2001).
3.1.2	*	By-laws of Great Plains Energy Incorporated, as amended September 16, 2003 (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2003).
4.1.1	*	Resolution of Board of Directors Establishing 3.80% Cumulative Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).
4.1.2	*	Resolution of Board of Directors Establishing 4.50% Cumulative Preferred Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).

4.1.3	*	Resolution of Board of Directors Establishing 4.20% Cumulative Preferred Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).
4.1.4	*	Resolution of Board of Directors Establishing 4.35% Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).
4.1.5	*
Pledge Agreement, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and BNY Midwest Trust Company, as Purchase Contract Agent (Exhibit 4.2 to Form 8-A/A, dated June 14, 2004).

4.1.6	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.7	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.8	*	Form of Income PRIDES (included in Exhibit 4.1 to Form 8-A/A, dated June 14, 2004, as Exhibit A thereto).
4.1.9	*	Confirmation of Forward Stock Sale Transaction between Great Plains Energy Incorporated and Merrill Lynch Financial Markets, Inc., dated May 17, 2006 (Exhibit 1.2 to Form 8-K filed May 23, 2006).
10.1.1	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).
10.1.2	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Administration effective as of February 7, 2006 (Exhibit 10.1.b to Form 10-K for the year ended December 31, 2005).
10.1.3	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.1.4	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.1.5	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.e to Form 10-K for the year ended December 31, 2005).
10.1.6	+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.7	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.b to Form 10-Q for the quarter ended March 31, 2005).
10.1.8	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.c to Form 10-Q for the quarter ended March 31, 2005).
10.1.9	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.h to Form 10-K for the year ended December 31, 2005).

10.1.10	+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.11	+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.12	*+	Strategic Energy, L.L.C. Long-Term Incentive Plan Grants 2005, Amended May 2, 2005 (Exhibit 10.1.f to Form 10-Q for the quarter ended March 31, 2005).
10.1.13	*+	Strategic Energy, L.L.C. Long-Term Incentive Plan Grants 2005, as amended May 2, 2005 and October 31, 2006 (Exhibit 10.1.g to Form 10-Q for the quarter ended September 30, 2006).
10.1.14	*+	Strategic Energy, L.L.C. Executive Long-Term Incentive Plan 2006 (Exhibit 10.1.j to Form 10-K for the year ended December 31, 2005).
10.1.15	*+	Great Plains Energy Incorporated/Kansas City Power & Light Company Annual Incentive Plan 2005, Amended May 3, 2005 (Exhibit 10.1.c to Form 10-Q for the quarter ended March 31, 2005).
10.1.16	*+	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended as of January 1, 2006 (Exhibit 10.1.l to Form 10-K for the year ended December 31, 2005).
10.1.17	*+	Strategic Energy, L.L.C. Annual Incentive Plan dated January 1, 2006 (Exhibit 10.1.m to Form 10-K for the year ended December 31, 2005).
10.1.18	*+	Strategic Energy, L.L.C. Annual Incentive Plan 2006 goals as amended October 31, 2006 (Exhibit 10.1.h to Form 10-Q for the quarter ended September 30, 2006).
10.1.19	+	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007.
10.1.20	+	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007.
10.1.21	+	Strategic Energy, L.L.C. Executive Committee Long-Term Incentive Plan dated as of January 1, 2007.
10.1.22	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).
10.1.23	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).
10.1.24	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).
10.1.25	*+	Form of Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to Form 10-K for the year ended December 31, 2000).
10.1.26	*+	Form of Conforming Amendment to Severance Agreements with certain executive officers (Exhibit 10.1.b to Form 10-Q for the quarter ended March 31, 2003).
10.1.27	*+	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).
10.1.28	*+	Form of Change in Control Severance Agreement with John R. Marshall (Exhibit 10.1.c to Form 10-Q for the quarter ended September 30, 2006).

10.1.29	*+	Form of Change in Control Severance Agreement with Shahid Malik (Exhibit 10.1.d to Form 10-Q for the quarter ended September 30, 2006).
10.1.30	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

10.1.31	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated effective October 1, 2003 (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2003).
10.1.32	*+	Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form 10-Q for the quarter ended March 31, 2000).
10.1.33	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.
10.1.34	*+
Employment Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2004).

10.1.35	*+
Severance Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.q to Form 10-K for the year ended December 31, 2004).

10.1.36	*
First Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code dated March 31, 2003, of Digital Teleport Inc., DTI Holdings, Inc. and Digital Teleport of Virginia, Inc. (Exhibit 10.1.e to Form 10-Q for the quarter ended March 31, 2003).

10.1.37	*
Credit Agreement dated as of May 11, 2006, among Great Plains Energy Incorporated, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A (Exhibit 10.1.a to Form 10-Q for the quarter ended June 30, 2006).

10.1.38	*
Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank and Sky Bank. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2004).

10.1.39	*
Amendment No. 1 dated as of December 20, 2005, to Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank, First National Bank of Pennsylvania and Sky Bank (Exhibit 10.1.bb to Form 10-K for the year ended December 31, 2005).

10.1.40	*
Consent dated as of May 31, 2006, to Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, Fifth Third Bank, Sky Bank and First National Bank of Pennsylvania (Exhibit 10.1.b to Form 10-Q for the quarter ended June 30, 2006).

10.1.41
Waiver and Amendment dated as of December 6, 2006, to Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, National City Bank of Pennsylvania, Fifth Third Bank, Sky Bank and First National Bank of Pennsylvania.

10.1.42	*
Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2, 2004 among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto. (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2004).

10.1.43	*
Amendment dated as of October 2, 2006, to Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2, 2004, among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

10.1.44	*
General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.a. to Form 10-Q for the quarter ended June 30, 2002).

10.1.45	*
Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.b. to Form 10-Q for the quarter ended June 30, 2002).

10.1.46	*	Agreement between Great Plains Energy Incorporated and Andrea F. Bielsker dated March 4, 2005 (Exhibit 10.1.jj to Form 10-K for the year ended December 31, 2004).
10.1.47	*	Agreement between Great Plains Energy Incorporated and Jeanie Sell Latz dated April 5, 2005 (Exhibit 10.1 to Form 8-K dated April 5, 2005).
10.1.48	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to Form 8-K dated February 7, 2007).

10.1.49	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K dated February 7, 2007).

10.1.50	*+	Form of Conforming Amendment to Severance Agreements with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of Great Plains Energy Incorporated.
23.1.a		Consent of Counsel.
23.1.b		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney.
31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1	Section 1350 Certifications.
* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filing and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

Great Plains Energy agrees to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

KCP&L DOCUMENTS

Exhibit Number		Description of Document
2.2	*
Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

3.2.1	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the quarter ended September 30, 2001).
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended November 1, 2005 (Exhibit 3.2.b to Form 10-K for the year ended December 31, 2005).
4.2.1	*
General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

4.2.2	*	Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for the year ended December 31, 1991).
4.2.3	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the quarter ended September 30, 1992).
4.2.4	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the quarter ended September 30, 1993).
4.2.5	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.6	*
Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).

4.2.7	*
Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.8	*
Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and $250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K dated December 18, 2000).

4.2.9	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).
4.2.10	*
Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).

4.2.11	*
Registration Rights Agreement dated as of November 17, 2005, among Kansas City Power & Light Company, and BNP Paribas Securities Corp. and J.P. Morgan Securities Inc. as representatives of the several initial purchasers (Exhibit 4.2.k to Form 10-K for the year ended December 31, 2005).

10.2.1	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002 (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).
10.2.2	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).
10.2.3	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).
10.2.4	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).
10.2.5	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).

10.2.6	*
Contract between Kansas City Power & Light Company and ALSTOM Power Inc. for Engineering, Procurement, and Constructions Services for Air Quality Control Systems and Selective Catalytic Reduction Systems at Iatan Generating Station Units 1 and 2 and the Pulverized Coal-Fired Boiler at Iatan Generating Station Unit 2, dated as of August 10, 2006 (Exhibit 10.2.a to Form 10-Q for the quarter ended September 30, 2006).

10.2.7	*
Credit Agreement dated as of May 11, 2006, among Kansas City Power & Light Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2006).

10.2.8	*
Stipulation and Agreement dated March 28, 2005, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of the Public Counsel, Missouri Department of Natural Resources, Praxair, Inc., Missouri Independent Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005).

10.2.9	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

10.2.10	*
Stipulation and Agreement dated as of September 29, 2006, among Kansas City Power & Light Company, the Staff of the Kansas Corporation Commission, the Citizens’ Utility Ratepayer Board, Wal-Mart Stores Inc. and the International Brotherhood of Electrical Workers, Local Union Nos. 412, 1464 and 1613 (Exhibit 10.2.b to Form 10-Q for the quarter ended September 30, 2006).

10.2.11	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

10.2.12	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

12.2		Computation of Ratio of Earnings to Fixed Charges.
23.2.a		Consent of Counsel.
23.2.b		Consent of Independent Registered Public Accounting Firm.
24.2		Powers of Attorney.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.

* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from KCP&L upon written request.

KCP&L agrees to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of KCP&L and its subsidiaries on a consolidated basis.

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Operating Expenses	(millions)
Other	$7.1	$7.1	$8.5
General taxes	0.3	0.3	0.2
Total	7.4	7.4	8.7
Operating loss	(7.4)	(7.4)	(8.7)
Equity from earnings in subsidiaries	143.0	178.2	200.9
Non-operating income	1.1	1.6	2.3
Non-operating expenses	-	(0.1)	(0.2)
Interest charges	(8.9)	(9.4)	(8.1)
Income before income taxes	127.8	162.9	186.2
Income taxes	(0.2)	(0.6)	(3.7)
Net income	127.6	162.3	182.5
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$126.0	$160.7	$180.9

Average number of basic common shares outstanding	78.0	74.6	72.0
Average number of diluted common shares outstanding	78.2	74.7	72.1

Basic earnings per common share	$1.62	$2.15	$2.51
Diluted earnings per common share	$1.61	$2.15	$2.51

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

		As Adjusted
December 31	2006	2005
ASSETS	(millions)
Current Assets
Cash and cash equivalents	$5.8	$2.0
Accounts receivable from subsidiaries	1.6	1.0
Notes receivable from subsidiaries	2.3	5.4
Taxes receivable	1.9	1.8
Other	0.5	0.5
Total	12.1	10.7
Nonutility Property and Investments
Investment in KCP&L	1,383.1	1,151.6
Investments in other subsidiaries	178.6	288.0
Total	1,561.7	1,439.6
Deferred Charges and Other Assets
Deferred Income Taxes	0.8	-
Other	4.6	2.0
Total	5.4	2.0
Total	$1,579.2	$1,452.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

		As Adjusted
December 31	2006	2005
LIABILITIES AND CAPITALIZATION	(millions)
Current Liabilities
Notes payable	$-	$6.0
Notes payable to subsidiaries	13.2	-
Current maturities of long-term debt	163.6	-
Accounts payable to subsidiaries	15.6	0.5
Accounts payable	-	0.1
Accrued interest	1.6	1.7
Other	1.9	6.5
Total	195.9	14.8
Deferred Credits and Other Liabilities
Payable to subsidiaries	2.1	-
Other	0.3	0.9
Total	2.4	0.9
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
80,405,035 and 74,783,824 shares issued, stated value	896.8	744.4
Retained earnings	493.4	498.6
Treasury stock-53,499 and 43,376 shares, at cost	(1.6)	(1.3)
Accumulated other comprehensive loss	(46.7)	(7.7)
Total	1,341.9	1,234.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	-	163.6
Total	1,380.9	1,436.6
Commitments and Contingencies
Total	$1,579.2	$1,452.3

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

		As Adjusted	As Adjusted
Year Ended December 31	2006	2005	2004
Cash Flows from Operating Activities	(millions)
Net income	$127.6	$162.3	$182.5
Adjustments to reconcile income to net cash from operating activities:
Amortization	0.6	0.6	1.8
Deferred income taxes, net	-	-	0.6
Equity in earnings from subsidiaries	(143.0)	(178.2)	(200.9)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(0.6)	(0.4)	4.3
Taxes receivable	(0.1)	2.6	(4.4)
Accounts payable to subsidiaries	15.1	0.5	(0.8)
Other accounts payable	(0.1)	0.1	-
Accrued taxes	-	-	(7.5)
Accrued interest	(0.1)	0.1	0.8
Cash dividends from subsidiaries	118.0	133.9	210.1
Other	1.7	3.0	0.4
Net cash from operating activities	119.1	124.5	186.9
Cash Flows from Investing Activities
Equity contributions to subsidiaries	(134.6)	-	(305.0)
Net change in notes receivable from subsidiaries	3.1	11.0	7.8
Net cash from investing activities	(131.5)	11.0	(297.2)
Cash Flows from Financing Activities
Issuance of common stock	153.6	9.1	153.7
Issuance of long-term debt	-	-	163.6
Issuance fees	(5.7)	-	(12.1)
Net change in notes payable to subsidiaries	13.2	-	-
Net change in short-term borrowings	(6.0)	(14.0)	(67.0)
Dividends paid	(132.7)	(125.5)	(120.8)
Other financing activities	(6.2)	(5.9)	(5.0)
Net cash from financing activities	16.2	(136.3)	112.4
Net Change in Cash and Cash Equivalents	3.8	(0.8)	2.1
Cash and Cash Equivalents at Beginning of Year	2.0	2.8	0.7
Cash and Cash Equivalents at End of Year	$5.8	$2.0	$2.8

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Common Shareholders’ Equity of Parent Company
Statements of Comprehensive Income of Parent Company

Incorporated by reference is Great Plains Energy Consolidated Statements of Common Shareholders’ Equity and Consolidated Statements of Comprehensive Income.

GREAT PLAINS ENERGY INCORPORATED
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY

The Great Plains Energy Incorporated Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Great Plains Energy Incorporated Parent Company Financial Statements.

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2006	(millions)
Allowance for uncollectible accounts	$6.9	$12.3	$5.7	(a)	$16.6	(b)	$8.3
Legal reserves	5.9	4.9	0.1		4.8	(c)	6.1
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions	4.6	1.1	-		1.0	(d)	4.7
Year Ended December 31, 2005
Allowance for uncollectible accounts	$6.4	$6.9	$5.0	(a)	$11.4	(b)	$6.9
Legal reserves	3.2	4.5	-		1.8	(c)	5.9
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions	13.4	1.2	-		10.0	(d)	4.6
Year Ended December 31, 2004
Allowance for uncollectible accounts	$8.5	$5.4	$2.8	(a)	$10.3	(b)	$6.4
Legal reserves	4.0	1.4	-		2.2	(c)	3.2
Environmental reserves	1.8	-	-		1.5	(e)	0.3
Uncertain tax positions	16.8	3.2	-		6.6	(d)	13.4
(a) Recoveries. Charged to other accounts for the year ended December 31, 2006 and 2005, respectively, includes the establishmentof an allowance of $1.5 million and $1.6 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of
$1.4 million by Worry Free.
(c) Payment of claims.
(d)Reversal of uncertain tax positions. Deductions for the year ended December 31, 2005, includes a reclass of
$0.8 million to franchise taxes payable.
(e) Reversal of reserve for remediation of soil and groundwater.

Kansas city Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2006	(millions)
Allowance for uncollectible accounts	$2.6	$4.5	$4.4	(a)	$7.3	(b)	$4.2
Legal reserves	4.5	2.8	-		3.4	(c)	3.9
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions	1.2	0.8	-		0.2	(d)	1.8
Year Ended December 31, 2005
Allowance for uncollectible accounts	$1.7	$3.3	$4.6	(a)	$7.0	(b)	$2.6
Legal reserves	3.2	3.1	-		1.8	(c)	4.5
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions	3.7	0.3	-		2.8	(d)	1.2
Year Ended December 31, 2004
Allowance for uncollectible accounts	$4.9	$2.6	$2.7	(a)	$8.5	(b)	$1.7
Legal reserves	3.8	1.4	-		2.0	(c)	3.2
Environmental reserves	1.8	-	-		1.5	(e)	0.3
Uncertain tax positions	6.4	2.1	-		4.8	(d)	3.7
(a) Recoveries. Charged to other accounts for the year ended December 31, 2006 and 2005, respectively, includes the establishment of an allowance of $1.5 million and $1.6 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of
$1.4 million by Worry Free.
(c) Payment of claims.
(d)Reversal of uncertain tax positions. Deductions for the year ended December 31, 2005, includes a reclass of
$0.8 million to franchise taxes payable.
(e) Reversal of reserve for remediation of soil and groundwater.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Date: February 27, 2007                      By: /s/ Michael J. Chesser
                                Michael J. Chesser
                                Chairman of the Board and
                                Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President - Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 27, 2007
)
/s/William H. Downey William H. Downey	Director	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)
*By /s/Michael J. Chesser
       Michael J. Chesser
    Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: February 27, 2007         By: /s/ William H. Downey
William H. Downey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William H. Downey William H. Downey	President and Chief Executive Officer and Director (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Chief Financial Officer (Principal Financial Officer)	) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 27, 2007
)
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
*By      /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*