Form 10-Q
period 2008-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2008-05-09
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	X	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange
Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	_	No	X

On May 5, 2008, Great Plains Energy Incorporated had 86,365,262 shares of common stock outstanding. On May 5, 2008, Kansas City
Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Strategic Energy, L.L.C. (Strategic Energy), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor Strategic Energy have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or Strategic Energy’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy and of Strategic Energy.

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2007 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, statements regarding projected delivered volumes and margins, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses and the effects of competition; workforce risks including retirement compensation and benefits costs; performance of projects undertaken by non-regulated businesses and the success of efforts to invest in and develop new opportunities; the ability to successfully complete merger, acquisition or divestiture plans (including the acquisition of Aquila, Inc. (Aquila) and Aquila’s sale of assets to Black Hills Corporation); risks that the transaction for Strategic Energy may not close; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report together with the risk factors included in the 2007 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila	Aquila, Inc.
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiary
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change

Abbreviation or Acronym	Definition
Market Street	Market Street Funding LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
Strategic Receivables	Strategic Receivables, LLC, a wholly owned subsidiary of Strategic
Energy
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$85.8	$67.1
Restricted cash	0.7	0.7
Receivables, net	394.4	427.4
Fuel inventories, at average cost	42.9	35.9
Materials and supplies, at average cost	65.4	64.0
Deferred refueling outage costs	10.7	6.5
Refundable income taxes	24.1	10.7
Deferred income taxes	-	19.8
Derivative instruments	128.0	7.6
Other	17.9	15.2
Total	769.9	654.9
Nonutility Property and Investments
Affordable housing limited partnerships	16.6	17.3
Nuclear decommissioning trust fund	106.9	110.5
Other	13.3	14.3
Total	136.8	142.1
Utility Plant, at Original Cost
Electric	5,514.2	5,450.6
Less-accumulated depreciation	2,638.9	2,596.9
Net utility plant in service	2,875.3	2,853.7
Construction work in progress	662.9	530.2
Nuclear fuel, net of amortization of $123.5 and $120.2	57.8	60.6
Total	3,596.0	3,444.5
Deferred Charges and Other Assets
Regulatory assets	401.2	400.1
Goodwill	88.1	88.1
Derivative instruments	76.1	45.8
Other	55.0	51.2
Total	620.4	585.2
Total	$5,123.1	$4,826.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$68.0	$42.0
Commercial paper	163.9	365.8
Current maturities of long-term debt	0.3	0.3
Accounts payable	433.3	406.5
Accrued taxes	39.9	24.8
Accrued interest	26.1	16.7
Accrued compensation and benefits	28.7	22.5
Pension and post-retirement liability	1.3	1.3
Deferred income taxes	43.5	-
Derivative instruments	43.1	81.0
Other	25.7	29.3
Total	873.8	990.2
Deferred Credits and Other Liabilities
Deferred income taxes	630.5	624.8
Deferred investment tax credits	26.7	27.0
Asset retirement obligations	107.4	94.5
Pension and post-retirement liability	156.4	157.2
Regulatory liabilities	138.9	144.1
Derivative instruments	2.3	1.6
Other	62.3	77.5
Total	1,124.5	1,126.7
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,453,977 and 86,325,136 shares issued, stated value	1,070.1	1,065.9
Retained earnings	518.1	506.9
Treasury stock-110,105 and 90,929 shares, at cost	(3.3)	(2.8)
Accumulated other comprehensive income (loss)	48.0	(2.1)
Total	1,632.9	1,567.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	1,452.9	1,102.9
Total	3,124.8	2,709.8
Commitments and Contingencies (Note 13)
Total	$5,123.1	$4,826.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2008	2007
Operating Revenues	(millions, except per share amounts)
Electric revenues - KCP&L	$297.6	$255.7
Electric revenues - Strategic Energy	527.6	408.0
Other revenues	0.2	0.6
Total	825.4	664.3
Operating Expenses
Fuel	54.7	52.7
Purchased power - KCP&L	30.8	16.4
Purchased power - Strategic Energy	417.5	341.5
Operating expenses - KCP&L	74.0	73.6
Selling, general and administrative - non-regulated	27.0	22.8
Maintenance	30.2	29.8
Depreciation and amortization	52.2	45.0
General taxes	30.6	27.9
Other	-	0.2
Total	717.0	609.9
Operating income	108.4	54.4
Non-operating income	10.2	4.8
Non-operating expenses	(1.1)	(2.7)
Interest charges	(42.1)	(21.7)
Income before income taxes and loss from equity investments	75.4	34.8
Income taxes	(27.5)	(11.0)
Loss from equity investments, net of income taxes	(0.4)	(0.4)
Net income	47.5	23.4
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$47.1	$23.0

Average number of common shares outstanding	85.9	82.8

Basic and diluted earnings per common share	$0.55	$0.28

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$47.5	$23.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	52.2	45.0
Amortization of:
Nuclear fuel	3.3	4.2
Other	2.2	2.7
Deferred income taxes, net	33.8	24.4
Investment tax credit amortization	(0.3)	(0.4)
Loss from equity investments, net of income taxes	0.4	0.4
Fair value impacts from energy contracts	(83.1)	(57.3)
Fair value impacts from interest rate hedging	21.9	-
Other operating activities (Note 3)	(2.0)	(37.7)
Net cash from operating activities	75.9	4.7
Cash Flows from Investing Activities
Utility capital expenditures	(182.1)	(67.6)
Allowance for borrowed funds used during construction	(5.0)	(3.2)
Purchases of investments and nonutility property	(0.4)	(0.8)
Purchases of nuclear decommissioning trust investments	(14.5)	(30.5)
Proceeds from nuclear decommissioning trust investments	13.6	29.5
Other investing activities	(5.4)	(5.0)
Net cash from investing activities	(193.8)	(77.6)
Cash Flows from Financing Activities
Issuance of common stock	2.3	2.8
Issuance of long-term debt	350.0	-
Issuance fees	(3.0)	-
Repayment of long-term debt	-	(225.0)
Net change in short-term borrowings	(175.9)	308.7
Dividends paid	(36.2)	(36.1)
Other financing activities	(0.6)	(2.0)
Net cash from financing activities	136.6	48.4
Net Change in Cash and Cash Equivalents	18.7	(24.5)
Cash and Cash Equivalents at Beginning of Year	67.1	61.8
Cash and Cash Equivalents at End of Period	$85.8	$37.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2008		2007
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	86,325,136	$1,065.9	80,405,035	$896.8
Issuance of common stock	126,591	2.6	5,311,867	166.4
Issuance of restricted common stock	2,250	0.1	339,352	10.8
Equity compensation expense		0.7		0.4
Unearned Compensation
Issuance of restricted common stock		(0.1)		(10.8)
Forfeiture of restricted common stock		(0.1)		-
Compensation expense recognized		1.4		0.8
Other		(0.4)		-
Ending balance	86,453,977	1,070.1	86,056,254	1,064.4
Retained Earnings
Beginning balance		506.9		493.4
Cumulative effect of a change in accounting principle (Note 10)		-		(0.9)
Net income		47.5		23.4
Dividends:
Common stock		(35.8)		(35.7)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.1)		(0.1)
Ending balance		518.1		479.7
Treasury Stock
Beginning balance	(90,929)	(2.8)	(53,499)	(1.6)
Treasury shares acquired	(19,176)	(0.5)	(18,434)	(0.6)
Ending balance	(110,105)	(3.3)	(71,933)	(2.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(2.1)		(46.7)
Derivative hedging activity, net of tax		50.0		68.4
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		48.0		21.8
Total Common Shareholders' Equity		$1,632.9		$1,563.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2008	2007
	(millions)
Net income	$47.5	$23.4
Other comprehensive income
Gain on derivative hedging instruments	81.6	94.1
Income taxes	(34.0)	(38.6)
Net gain on derivative hedging instruments	47.6	55.5
Reclassification to expenses, net of tax	2.4	12.9
Derivative hedging activity, net of tax	50.0	68.4
Defined benefit pension plans
Amortization of net gains included in
net periodic benefit costs	0.1	0.1
Net change in unrecognized pension expense	0.1	0.1
Comprehensive income	$97.6	$91.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.9	$3.2
Receivables, net	143.9	176.4
Fuel inventories, at average cost	42.9	35.9
Materials and supplies, at average cost	65.4	64.0
Deferred refueling outage costs	10.7	6.5
Refundable income taxes	17.4	16.6
Deferred income taxes	1.6	3.4
Prepaid expenses	12.3	10.4
Derivative instruments	3.1	0.7
Total	302.2	317.1
Nonutility Property and Investments
Nuclear decommissioning trust fund	106.9	110.5
Other	4.8	6.2
Total	111.7	116.7
Utility Plant, at Original Cost
Electric	5,514.2	5,450.6
Less-accumulated depreciation	2,638.9	2,596.9
Net utility plant in service	2,875.3	2,853.7
Construction work in progress	662.9	530.2
Nuclear fuel, net of amortization of $123.5 and $120.2	57.8	60.6
Total	3,596.0	3,444.5
Deferred Charges and Other Assets
Regulatory assets	401.2	400.1
Derivative instruments	0.1	-
Other	16.6	13.6
Total	417.9	413.7
Total	$4,427.8	$4,292.0

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable to Great Plains Energy	$-	$0.6
Commercial paper	163.9	365.8
Accounts payable	255.0	243.4
Accrued taxes	36.3	19.0
Accrued interest	20.3	9.6
Accrued compensation and benefits	22.9	21.6
Pension and post-retirement liability	1.1	1.1
Derivative instruments	-	28.0
Other	9.1	8.7
Total	508.6	697.8
Deferred Credits and Other Liabilities
Deferred income taxes	635.7	642.2
Deferred investment tax credits	26.7	27.0
Asset retirement obligations	107.4	94.5
Pension and post-retirement liability	148.4	149.4
Regulatory liabilities	138.9	144.1
Other	54.0	54.2
Total	1,111.1	1,111.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,115.6	1,115.6
Retained earnings	353.0	371.3
Accumulated other comprehensive loss	(13.9)	(7.5)
Total	1,454.7	1,479.4
Long-term debt (Note 9)	1,353.4	1,003.4
Total	2,808.1	2,482.8
Commitments and Contingencies (Note 13)
Total	$4,427.8	$4,292.0

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2008	2007
Operating Revenues	(millions)
Electric revenues	$297.6	$255.7
Operating Expenses
Fuel	54.7	52.7
Purchased power	30.8	16.4
Operating expenses	74.0	73.6
Maintenance	29.0	29.8
Depreciation and amortization	50.2	43.0
General taxes	29.5	26.9
Other	-	0.2
Total	268.2	242.6
Operating income	29.4	13.1
Non-operating income	3.4	3.6
Non-operating expenses	(1.2)	(1.4)
Interest charges	(16.8)	(18.2)
Income (loss) before income taxes	14.8	(2.9)
Income taxes	2.2	4.9
Net income	$17.0	$2.0

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$17.0	$2.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	50.2	43.0
Amortization of:
Nuclear fuel	3.3	4.2
Other	1.7	1.8
Deferred income taxes, net	0.2	1.3
Investment tax credit amortization	(0.3)	(0.4)
Other operating activities (Note 3)	14.2	(10.5)
Net cash from operating activities	86.3	41.4
Cash Flows from Investing Activities
Utility capital expenditures	(182.1)	(67.6)
Allowance for borrowed funds used during construction	(5.0)	(3.2)
Purchases of nuclear decommissioning trust investments	(14.5)	(30.5)
Proceeds from nuclear decommissioning trust investments	13.6	29.5
Other investing activities	(5.7)	(2.8)
Net cash from investing activities	(193.7)	(74.6)
Cash Flows from Financing Activities
Issuance of long-term debt	350.0	-
Repayment of long-term debt	-	(225.0)
Net change in short-term borrowings	(201.9)	292.7
Dividends paid to Great Plains Energy	(36.0)	(34.0)
Issuance fees	(3.0)	-
Net cash from financing activities	109.1	33.7
Net Change in Cash and Cash Equivalents	1.7	0.5
Cash and Cash Equivalents at Beginning of Year	3.2	1.8
Cash and Cash Equivalents at End of Period	$4.9	$2.3

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2008		2007
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,115.6	1	$1,021.6
Retained Earnings
Beginning balance		371.3		354.8
Cumulative effect of a change in accounting principle (Note 10)		-		(0.2)
Net income		17.0		2.0
Transfer of HSS to KLT Inc.		0.7		-
Dividends:
Common stock held by Great Plains Energy		(36.0)		(34.0)
Ending balance		353.0		322.6
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(7.5)		6.7
Derivative hedging activity, net of tax		(6.4)		0.3
Ending balance		(13.9)		7.0
Total Common Shareholder's Equity		$1,454.7		$1,351.2

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2008	2007
	(millions)
Net income	$17.0	$2.0
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(10.3)	0.5
Income taxes	3.9	(0.2)
Derivative hedging activity, net of tax	(6.4)	0.3
Comprehensive income	$10.6	$2.3

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy has four wholly owned direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  At the end of 2007, KCP&L had two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions (HSS).  HSS has no active operations and effective January 2, 2008, its ownership was transferred to KLT Inc.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas, Inc., KLT Telecom Inc. and effective January 2, 2008, HSS, which have no active operations.

•
Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy.  IEC does not own or operate any assets other than its indirect interest in Strategic Energy.  When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company indirectly owns 100% of Strategic Energy.

•	In April 2008, Great Plains Energy entered into an agreement to sell Strategic Energy. See Note 11 for additional information.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including KCP&L.

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

Basic and Diluted Earnings per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended March 31, 2008 and 2007.  To determine basic EPS, preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

Three Months Ended March 31	2008	2007
Income	(millions, except per share amounts)
Net income	$47.5	$23.4
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$47.1	$23.0
Common Shares Outstanding
Average number of common shares outstanding	85.9	82.8
Add: effect of dilutive securities	-	0.5
Diluted average number of common shares outstanding	85.9	83.3

Basic and diluted EPS	$0.55	$0.28

The computation of diluted EPS for the three months ended March 31, 2008, excludes anti-dilutive shares consisting of 234,921 performance shares and 444,584 restricted stock shares.  There were no anti-dilutive shares applicable to stock options.

The computation of diluted EPS for the three months ended March 31, 2007, excludes anti-dilutive shares consisting of 116,008 performance shares and 339,352 restricted stock shares.  Additionally, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS.  There were no anti-dilutive shares applicable to stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

Dividends Declared
In May 2008, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable June 20, 2008, to shareholders of record as of May 30, 2008.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2008, to shareholders of record as of August 11, 2008.

2.	ANTICIPATED ACQUISITION OF AQUILA, INC.

On February 6, 2007, Great Plains Energy entered into an agreement to acquire Aquila, Inc. (Aquila) for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation (Black Hills) will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close by the end of July 2008.  Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri Public Service and St. Joseph Light & Power divisions, as well as Aquila’s 340MW Crossroads power generating facility and residual natural gas contracts.

The transaction has received all required regulatory approvals except the Public Service Commission of the State of Missouri (MPSC).  The closing of the transaction is also subject to the closing of the asset sale to Black Hills as well as other customary conditions.

In March 2008, The State Corporation Commission of the State of Kansas (KCC) approved the acquisition of Aquila by Great Plains Energy and approved Aquila’s sale of assets to Black Hills.  On April 29, 2008, Great Plains Energy, Aquila and Black Hills entered into an agreement to extend the termination date of the agreements to August 6, 2008.  On May 1, 2008, evidentiary hearings regarding the Great Plains Energy, KCP&L and Aquila joint application with the MPSC concluded.  These hearings were in response to supplemental direct testimony filed by Great Plains Energy and KCP&L on February 25, 2008.

The MPSC filing requests the deferral and amortization of non-labor transition costs and certain transaction costs over a five-year period beginning with the first post-transaction rate cases.  Direct transaction costs of the acquisition incurred by Great Plains Energy of $23.6 million at March 31, 2008, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition unless regulatory accounting treatment is authorized.  Non-labor transition costs were $5.2 million for the three months ended March 31, 2008.  There were no non-labor transition costs for the three months ended March 31, 2007.  A decision in this case is currently expected in time to close the transaction by the end of July 2008.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$33.4	$12.7
Fuel inventories	(7.2)	(2.0)
Materials and supplies	(1.4)	(0.4)
Accounts payable	26.8	(37.6)
Accrued taxes	1.7	1.0
Accrued interest	9.4	2.0
Deferred refueling outage costs	(4.2)	2.1
Pension and post-retirement benefit obligations	8.7	6.7
Allowance for equity funds used during construction	(2.5)	(0.1)
Deferred merger costs	(2.4)	(7.1)
T-Lock settlement	(41.2)	-
Other	(23.1)	(15.0)
Total other operating activities	$(2.0)	$(37.7)
Cash paid during the period:
Interest	$5.5	$18.6
Income taxes	$8.6	$3.2
Non-cash investing activities:
Liabilities assumed for capital expenditures	$75.8	$36.5

KCP&L Other Operating Activities
Three Months Ended March 31	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$32.8	$26.2
Fuel inventories	(7.2)	(2.0)
Materials and supplies	(1.4)	(0.4)
Accounts payable	12.5	(51.3)
Accrued taxes	17.4	13.1
Accrued interest	10.7	1.9
Deferred refueling outage costs	(4.2)	2.1
Pension and post-retirement benefit obligations	8.1	6.1
Allowance for equity funds used during construction	(2.5)	(0.1)
T-Lock settlement	(41.2)	-
Other	(10.8)	(6.1)
Total other operating activities	$14.2	$(10.5)
Cash paid during the period:
Interest	$5.1	$15.8
Non-cash investing activities:
Liabilities assumed for capital expenditures	$75.7	$36.4

Significant Non-Cash Items
In the first quarter of 2008, KCP&L recorded a $12.8 million increase in Asset Retirement Obligation (ARO) with a corresponding increase in net utility plant as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s Hawthorn Station.  This activity had no impact to Great Plains Energy’s or KCP&L’s 2008 cash flows.  See Note 15 for additional information.

In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the redemption of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	March 31	December 31
	2008	2007
KCP&L	(millions)
Customer accounts receivable (a)	$35.6	$45.3
Allowance for doubtful accounts	(1.0)	(1.2)
Intercompany receivable from Great Plains Energy	4.3	10.5
Other receivables	105.0	121.8
KCP&L receivables	143.9	176.4
Other Great Plains Energy
Other receivables	261.9	268.4
Elimination of intercompany receivable	(4.3)	(10.5)
Allowance for doubtful accounts	(7.1)	(6.9)
Great Plains Energy receivables	$394.4	$427.4
(a) Customer accounts receivable included unbilled receivables of $33.5 million and $37.7 million at
March 31, 2008, and December 31, 2007, respectively.

KCP&L’s other receivables at March 31, 2008, and December 31, 2007, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.  Great Plains Energy’s other receivables at March 31, 2008, and December 31, 2007, consisted of accounts receivable held by Strategic Energy of $261.6 million and $268.3 million, respectively.  Strategic Energy’s accounts receivable at March 31, 2008, and December 31, 2007, include unbilled receivables of $137.6 million and $131.5 million, respectively.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at March 31, 2008 and 2007.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in 2008 and KCP&L expects to extend the agreement for an additional year.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(247.0)	$247.0	$-
Gain (loss) on sale of accounts receivable (a)	(3.1)	3.2	0.1
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.8)	(0.8)

Cash flows during the period
Cash from customers transferred to Receivables Company	(258.0)	258.0	-
Cash paid to KCP&L for receivables purchased	254.7	(254.7)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
Three Months Ended March 31, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(225.8)	$225.8	$-
Gain (loss) on sale of accounts receivable (a)	(2.5)	2.3	(0.2)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to Receivables Company	(231.9)	231.9	-
Cash paid to KCP&L for receivables purchased	229.6	(229.6)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.6	(0.6)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

Sale of Accounts Receivable – Strategic Energy
In October 2007, Strategic Energy entered into an agreement to sell all of its retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, LLC (Strategic Receivables), which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street Funding LLC (Market Street) and Fifth Third Bank (collectively, the purchasers) ratably based on each purchaser’s commitments.  In accordance with SFAS No. 140, the sales under these agreements qualify as a sale, under which the creditors of Strategic Receivables are entitled to be satisfied out of the assets of Strategic Receivables prior to any value being returned to Strategic Energy or its creditors.  Strategic Energy sells its receivables at a price equal to the amount of the accounts receivable less a discount based on the prime rate and days sales outstanding (as defined in the agreement).  In addition to its ability to sell accounts receivable to the purchasers for cash, Strategic Receivables may also request the issue of letters of credit on behalf of Strategic Energy.  Under the agreement, in the event of a draw against an issued and outstanding letter of credit, Strategic Receivables must reimburse the amount or the amount will be considered a sale of undivided percentage ownership interest in the accounts receivable to the Purchasers.  At March 31, 2008, Strategic Receivables had issued letters of credit totaling $87.1 million and had no sales of accounts receivables to the Purchasers.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Strategic Energy services the receivables and receives an annual servicing fee of 1.0% times the daily average aggregate outstanding balance of receivables.  Strategic Energy does not recognize a servicing asset or liability because management determined the annual servicing fee earned by Strategic Energy approximates market value.  This agreement was entered into in conjunction with Strategic Energy’s revolving credit facility and terminates in October 2010.

Information regarding Strategic Energy’s sale of accounts receivable to Strategic Receivables is reflected in the following table.

			Consolidated
	Strategic	Strategic	Strategic
Three Months Ended March 31, 2008	Energy	Receivables	Energy
	(millions)
Receivables (sold) purchased	$(558.3)	$558.3	$-
Gain (loss) on sale of accounts receivable (a)	(4.3)	4.3	-
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.2)	(0.2)

Cash flows during the period
Cash paid to Strategic Energy for receivables purchased	561.1	(561.1)	-
Servicing fees	1.2	(1.2)	-

5.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In the second quarter of 2008, KCP&L completed a cost and schedule update for the Iatan No. 1 environmental project and the Iatan No. 2 coal plant construction project.  This updated assessment was driven by several factors, including (a) the combined projects reaching a milestone of 70% - 75% of the engineering work completed; (b) the integration of the Iatan No. 2 balance of plant schedule and quantity estimates into the master schedule and budget; and (c) continued challenging construction market trends, including rapidly escalating costs for construction materials and services, the level of global investment in power production facilities, the decline in the value of the U.S. dollar, and constrained labor availability.

The results of this update were as follows:

•	Based on the top end of the new estimate ranges, the combined increase in projected costs of the Iatan No. 1 environmental project and the new Iatan No. 2 unit is approximately 19%.

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.

•	The in-service date for Iatan No. 2 continues to be the summer of 2010.

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10-K.

•	The in-service date for the Iatan No. 1 project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

In the Collaboration Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County, KCP&L agreed to use its best efforts to install emission control technologies to reduce emissions from the LaCygne Station prior to the required compliance date under the Environmental Protection Agency (EPA) best available retrofit technology rule (BART), but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.  KCP&L’s Comprehensive Energy Plan includes a project to install the required emission control technologies at LaCygne No. 1 for completion in 2009.  Demand for environmental equipment has increased substantially leading to extremely long lead times for equipment.  As a result, the LaCygne No. 1 project will not be completed in 2009.  Since KCP&L must also install such emission control technologies at LaCygne No. 2, management is evaluating the possibility of combining the required environmental upgrades for both LaCygne Nos. 1 and 2 into one project, but that determination has not yet been made.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  Management is evaluating installation of an additional 100MW of wind generation in 2009.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

KCP&L Missouri 2006 Rate Case Appeal
On December 21, 2006, the MPSC issued an order approving an approximate $51 million increase in annual revenues effective January 1, 2007.  Appeals of the MPSC order were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and this decision has been appealed by Trigen-Kansas City Energy Corporation.  Although subject to the appeal, the MPSC order remains in effect pending the court’s decision.

Regulatory Assets and Liabilities
KCP&L’s regulatory assets and liabilities are detailed in the following table.

	March 31	December 31
	2008	2007
Regulatory Assets	(millions)
Taxes recoverable through future rates	$65.2	$66.5
Loss on reacquired debt	6.0	5.9
Change in depreciable life of Wolf Creek	45.4	45.4
Cost of removal	9.4	8.4
Asset retirement obligations	18.9	18.5
SFAS No. 158 pension and post-retirement costs	136.7	146.8
Other pension and post-retirement costs	76.9	76.1
Surface Transportation Board litigation expenses	1.8	1.8
Deferred customer programs	13.3	11.6
Rate case expenses	3.0	3.2
Skill set realignment costs	8.7	8.9
Kansas Energy Cost Adjustment	9.5	-
Other	6.4	7.0
Total	$401.2	$400.1
Regulatory Liabilities
Emission allowances	$87.1	$87.5
Asset retirement obligations	34.6	39.4
Additional Wolf Creek amortization (Missouri)	14.6	14.6
Other	2.6	2.6
Total	$138.9	$144.1

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs.  Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.  The regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at March 31, 2008, is more than offset by related liabilities, not included in rate base, representing the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  The regulatory asset for other pension and post-retirement costs at March 31, 2008, includes $43.8 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $11.8 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  Certain insignificant items in Regulatory Assets – Other are also not included in rate base.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation.  RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO.  In April 2006, The Federal Energy Regulatory Commission (FERC) issued an order regarding MISO RSG charges.  In its order, FERC interpreted MISO's tariff to require that virtual supply offers be included in the calculation of RSG charges and that to the extent that MISO did not charge market participants RSG charges on virtual supply offers, MISO violated its tariff.  The FERC order required MISO to recalculate RSG rates back to April 1, 2005, and make refunds to customers who paid

RSG charges on imbalances, with interest, reflecting the recalculated charges.  In order to make such refunds, RSG charges could have been retroactively imposed on market participants who submitted virtual supply offers during the recalculation period.  Strategic Energy was among the MISO participants that could have been subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period.  In October 2006, FERC issued an order on rehearing of the April 2006 order stating it would not assess RSG charges on virtual supply offers going back to April 1, 2005, but ordered prospective allocation of RSG to virtual transactions and directed MISO to propose a tariff change that would assess RSG costs to virtual supply offers based on principles of cost causation within 60 days of the October 2006 order.

In March 2007, FERC issued an order denying requests for rehearing of its October 2006 order, which refused to allow MISO to retroactively assess RSG charges on virtual supply offers.  Also in March 2007, FERC rejected MISO’s tariff filing that would have established a new RSG charge prospectively and instructed MISO to recalculate RSG charges from April 2006 forward.  Parties, including Strategic Energy, appealed and filed requests for rehearing.  In November 2007, FERC issued further orders denying rehearing, affirming its prior orders and accepting MISO’s compliance filing.  Strategic Energy filed a petition for review of the underlying orders.  Should certain parties seeking imposition of RSG charges back to April 1, 2005, succeed in their appeal to the U.S. District Court for the District of Columbia, there could be a retroactive resettlement.  Management has estimated the potential exposure could range from $0 to $7 million.  The range of potential exposure is based on management’s judgments and assumptions and does not contemplate all possible outcomes.  The actual exposure, if any, could ultimately be greater than management’s estimate.  Management is unable to predict the outcome of any appeals or further requests for rehearing.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) was a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006.  Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003.  For the three months ended March 31, 2007, Strategic Energy recorded a reduction of purchased power expense of $0.9 million to reflect recoveries obtained through settlements primarily with Transmission Owners.

There are several unresolved matters and legal challenges related to SECA that are pending before FERC on rehearing.  In 2006, FERC held hearings on the justness and reasonableness of the SECA rate and on attempts by suppliers to shift SECA to wholesale counterparties and subsequently, a favorable initial decision was extended by an administrative law judge, which could potentially result in a refund of prior SECA payments, including payments made by Strategic Energy.  Management is awaiting FERC action and is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

6.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

KCP&L records pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under SFAS No. 87 and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and Wolf Creek Nuclear Operating Corporation (WCNOC).  The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following table provides the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2008	2007	2008	2007
Components of net periodic benefit cost	(millions)
Service cost	$4.5	$4.5	$0.4	$0.2
Interest cost	8.0	7.4	1.1	0.8
Expected return on plan assets	(8.0)	(7.3)	(0.2)	(0.2)
Prior service cost	1.0	1.1	0.7	-
Recognized net actuarial loss	8.1	8.8	0.1	0.2
Transition obligation	-	-	0.3	0.3
Settlement charge	-	-	-	0.3
Net periodic benefit cost before
regulatory adjustment	13.6	14.5	2.4	1.6
Regulatory adjustment	(1.2)	(2.0)	-	-
Net periodic benefit cost	$12.4	$12.5	$2.4	$1.6

7.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

Three Months Ended March 31	2008	2007
Great Plains Energy	(millions)
Compensation Expense	$2.3	$1.1
Income tax benefits	0.7	0.4
KCP&L
Compensation Expense	1.6	0.8
Income tax benefits	0.5	0.3

Performance Shares
Performance share activity for the three months ended March 31, 2008, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	309,689	$30.34
Performance adjustment	(71,616)
Issued	(24,757)	30.60
Forfeited	(3,149)	32.87
Ending balance	210,167	30.28
* weighted-average

At March 31, 2008, the remaining weighted-average contractual term was 1.4 years.  There were no performance shares granted for the three months ended March 31, 2008, and the weighted-average grant-date fair value of shares granted for the three months ended March 31, 2007, was $31.96.  At March 31, 2008, there was $2.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock related to performance shares issued was $0.8 million for the three months ended March 31, 2008, and $1.3 million for the same period in 2007.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2008, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	446,882	$31.38
Granted and issued	2,250	27.83
Vested	(28,048)	30.27
Forfeited	(4,548)	32.87
Ending balance	416,536	31.42
* weighted-average

At March 31, 2008, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2008 and 2007, was $27.83 and $31.96, respectively.  At March 31, 2008, there was $6.1 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended March 31, 2008, was $0.8 million and $0.3 million for the same period in 2007.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of his or her annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Prior to 2008, there were no shares of Great Plains Energy common stock issued to non-employee directors.  At March 31, 2008, there were 7,188 shares of director deferred share units outstanding at a weighted-average grant date fair value of $28.23.  The total fair value of shares of director deferred share units issued was $0.2 million for the three months ended March 31, 2008.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2008, Great Plains Energy was in compliance with this covenant.  At March 31, 2008, Great Plains Energy had $68.0 million of outstanding borrowings with a weighted-average interest rate of 3.05% and had issued letters of credit totaling $31.2 million under the credit facility as credit support for Strategic Energy.  At December 31, 2007, Great Plains Energy had $42.0 million of outstanding borrowings with a weighted-average interest rate of 5.44% and had issued letters of credit totaling $98.6 million under the credit facility as credit support for Strategic Energy.

KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2008, KCP&L was in compliance with this covenant.  At March 31, 2008, KCP&L had $163.9 million of commercial paper outstanding, at a weighted-average interest rate of 4.075%, $11.9 million of letters of credit and no outstanding cash borrowings under the facility.  At December 31, 2007, KCP&L had $365.8 million of commercial paper outstanding, at a weighted-average interest rate of 5.92%, $11.9 million of letters of credit and no outstanding cash borrowing under the facility.

Strategic Energy has a revolving credit facility with a group of banks, expiring in October 2010, that provides for loans and letters of credit not exceeding an aggregate of the lesser of $50 million or the borrowing base, which is generally 85% of Strategic Energy’s retail accounts receivables plus the amount of a Great Plains Energy guarantee less usage under Strategic Energy’s receivable facility.  Great Plains Energy issued an initial guarantee in the amount of $12.5 million and may increase the guarantee up to a maximum of $27.5 million to increase the borrowing base or to cure a default of the minimum fixed charge coverage ratio, provided that Great Plains Energy maintains investment grade ratings on its senior unsecured debt.  Under the terms of the agreement, Strategic Energy is required to maintain, as of the end of each quarter, a minimum fixed charge coverage ratio of at least 1.05 to 1.0 and a minimum EBITDA, as defined in the agreement, for the four quarters then ended of $15 million through March 31, 2008, and thereafter increasing to $17.5 million (through September 30, 2008), $20 million (through March 31, 2009) and $22.5 million through maturity.  At March 31, 2008, Strategic Energy was in compliance with this covenant.  At March 31, 2008 and December 31, 2007, there were no cash borrowings or letters of credit issued under this facility.

Strategic Energy also has an agreement to sell its retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street and Fifth Third Bank (collectively, the purchasers) ratably based on each purchaser’s commitments.  In addition to its ability to sell accounts receivable to the purchasers for cash, Strategic Receivables may request the issue of letters of credit on behalf of Strategic Energy.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Under the terms of the agreement, Strategic Receivables is required to maintain a tangible net worth of no less than $10 million at any time.  At March 31, 2008, Strategic Receivables was in compliance with this covenant.  At March 31, 2008, and December 31, 2007, $87.1 million and $82.9 million, respectively, of letters of credit had been issued.

9.	LONG-TERM DEBT

Great Plains Energy and KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2008	2007
KCP&L		(millions)
General Mortgage Bonds
5.09%* EIRR bonds	2012-2035	$158.8	$158.8
Senior Notes
6.50%	2011	150.0	150.0
5.85%	2017	250.0	250.0
6.375%	2018	350.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.9)	(1.9)
EIRR bonds
4.65% Series 2005	2035	50.0	50.0
4.75% Series 2007A	2035	73.3	73.3
5.375% Series 2007B	2035	73.2	73.2
Total KCP&L		1,353.4	1,003.4

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
Unamortized discount		(0.5)	(0.5)
7.74% Affordable Housing Notes	2008	0.3	0.3
Current maturities		(0.3)	(0.3)
Total Great Plains Energy excluding current maturities		$1,452.9	$1,102.9
* Weighted-average interest rates at March 31, 2008.

In March and April 2008, KCP&L remarketed several series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process.

In March 2008, KCP&L remarketed the following:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through March 31, 2013, and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013.

In April 2008, KCP&L remarketed the following:

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through March 31, 2011, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities, none of KCP&L’s EIRR bonds remain in auction rate mode.

In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018.  As a result of amortizing the loss recognized in other comprehensive income (OCI) on KCP&L’s 2007 T-Locks, the effective interest rate on KCP&L’s $350.0 million of 6.375% Senior Notes is 7.49%.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2008	2007
	(millions)
KCP&L	$0.4	$0.5
Other Great Plains Energy	0.1	0.6
Total Great Plains Energy	$0.5	$1.1

10.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2008	2007
Current income taxes	(millions)
Federal	$(5.4)	$(9.0)
State	(0.7)	(2.4)
Total	(6.1)	(11.4)
Deferred income taxes
Federal	25.5	19.3
State	8.1	5.1
Total	33.6	24.4
Noncurrent income taxes
Federal	0.3	(1.5)
State	-	(0.1)
Total	0.3	(1.6)
Investment tax credit amortization	(0.3)	(0.4)
Total income tax expense	$27.5	$11.0

KCP&L
Three Months Ended March 31	2008	2007
Current income taxes	(millions)
Federal	$(2.3)	$(4.0)
State	-	(0.2)
Total	(2.3)	(4.2)
Deferred income taxes
Federal	0.1	1.2
State	-	0.1
Total	0.1	1.3
Noncurrent income taxes
Federal	0.3	(1.5)
State	-	(0.1)
Total	0.3	(1.6)
Investment tax credit amortization	(0.3)	(0.4)
Total income tax benefit	$(2.2)	$(4.9)

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended March 31	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$26.2	$12.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(0.2)	0.9	(0.3)	2.5
Amortization of investment tax credits	(0.3)	(0.4)	(0.5)	(1.0)
Federal income tax credits	(2.1)	(2.1)	(2.9)	(6.2)
State income taxes	4.8	1.7	6.4	4.9
Changes in uncertain tax positions, net	-	(0.2)	-	(0.7)
Other	(0.9)	(0.9)	(1.1)	(2.4)
Total	$27.5	$11.0	36.6%	32.1%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended March 31	2008	2007	2008		2007
	(millions)
Federal statutory income tax	$5.2	$(1.0)	35.0%		35.0%
Differences between book and tax
depreciation not normalized	(0.2)	0.9	(1.6)		(29.9)
Federal income tax credits	(2.1)	(1.8)	(14.0)		61.7
Amortization of investment tax credits	(0.3)	(0.4)	(2.4)		12.1
State income taxes	0.3	(0.1)	2.1		2.2
Changes in uncertain tax positions, net	-	(0.2)	-		7.2
Parent company tax benefits	(4.4)	(1.7)	(29.3)		56.7
Other	(0.7)	(0.6)	(4.2)		23.1
Total	$(2.2)	$(4.9)	(14.4	) %	168.1%

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits that was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.

At March 31, 2008 and December 31, 2007, Great Plains Energy had $22.3 million and $21.9 million, respectively, of liabilities related to unrecognized tax benefits.  KCP&L had liabilities for unrecognized tax benefits of $20.0 million and $19.6 million at March 31, 2008 and December 31, 2007, respectively.  There was no impact to the effective tax rate for liabilities accrued during 2008 related to unrecognized tax benefits for Great Plains Energy and KCP&L.

For the three months ended March 31, 2007, Great Plains Energy and KCP&L recognized $0.6 million and $0.3 million, respectively, of interest expense related to unrecognized tax benefits.  At March 31, 2008 and December 31, 2007, accrued interest related to unrecognized tax benefits for Great Plains Energy was $9.0 million and $8.4 million, respectively.  KCP&L had accrued interest related to unrecognized tax benefits of $3.7 million and $3.4 million, respectively, at March 31, 2008 and December 31, 2007.  No amounts were accrued for penalties with respect to unrecognized tax benefits.

11.	ANTICIPATED SALE OF STRATEGIC ENERGY

In 2007, Great Plains Energy retained Merrill Lynch & Co. as financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy will acquire all of Great Plains Energy’s interest in Strategic Energy for $300 million in cash, subject to closing adjustments.  Consequently, beginning in the second quarter of 2008, Strategic Energy’s historical activities will be reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Pursuant to the agreement, Direct Energy has agreed to use its reasonable best efforts to replace any letters of credit and/or guarantees currently being provided by Great Plains Energy for Strategic Energy and to indemnify Great Plains Energy for any losses arising as a result of any such arrangements continuing for any post-closing period.  The closing of the sale is subject to a number of closing conditions, including among others, FERC approval and satisfactory completion of the review of the transaction under Exon-Florio.  The waiting period under the Hart-Scott-Rodino Act was terminated on May 2, 2008.  Either party may terminate the transaction if it is not closed by August 1, 2008, subject to a two-month extension, if necessary, to obtain regulatory approvals.  The sale is expected to close in the second quarter of 2008.

The related assets and liabilities included in the sale of Strategic Energy are detailed in the following table.

March 31
2008
Assets	(millions)
Cash	$69.7
Restricted cash	0.7
Receivables, net	254.6
Derivative instruments	200.9
Nonutility property	6.0
Goodwill	88.1
Other	17.5
Total assets	$637.5
Liabilities
Accounts payable	$178.9
Accrued taxes	0.4
Derivative instruments	7.1
Deferred income taxes	77.3
Other	22.7
Total liabilities	$286.4

The net asset for derivative instruments of approximately $194 million included in the table above is comprised of net unrealized gains of which approximately $111 million is recorded in accumulated OCI and approximately $83 million in net income.  Volatility in the forward market prices for power has resulted in these substantial net unrealized gains.  The fair value of these derivative instruments fluctuates from the time Strategic Energy enters into contracts to purchase power until the energy is delivered to the customer.  However, the ultimate value realized by Strategic Energy under customer sales contracts is determined when the electricity supply contract settles at the originally contracted price at the time of delivery to customers.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L receives various support and administrative services from Services.  These services are billed to KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of KCP&L.  These costs totaled $3.9 million and $4.6 million for the three months ended March 31, 2008 and 2007, respectively.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  At March 31, 2008, and December 31, 2007, KCP&L had a short-term intercompany payable to Services of $1.6 million and $1.8 million, respectively.  Also at March 31, 2008, and December 31, 2007, KCP&L had a long-term intercompany payable to Services of $1.3 million and $1.5 million, respectively, related to unrecognized pension expense recorded under the provision of SFAS No. 158.  At December 31, 2007, KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.6 million.  Also at March 31, 2008 and December 31, 2007, KCP&L had a short-term intercompany receivable from Great Plains Energy of $4.3 million and $10.5 million, respectively.

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

Failure to comply with these laws and regulations could have a material adverse effect on KCP&L and Great Plains Energy.

KCP&L seeks to use current environmental technology.  KCP&L conducts environmental audits designed to ensure compliance with governmental regulations.  At March 31, 2008, and December 31, 2007, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers water monitoring at one site.  The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid.

Environmental-related legislation is continually introduced and such legislation typically includes various compliance dates and compliance limits.  It is possible that legislation could be enacted at the federal or state level to address global climate change, including efforts to reduce and control the emission of greenhouse gases, such as CO2, which is created in the combustion of fossil fuels.  In addition, there could be national and state mandates to produce a set percentage of electricity from renewable forms of energy, such as wind.  The probability and impact of such legislation cannot be reasonably estimated at this time, including the cost to install new equipment to achieve compliance, but such legislation could have the potential for a significant financial and operational impact on KCP&L.  KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.  KCP&L will continue to monitor proposed legislation.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  In 2007, KCP&L became aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not been informed of the scope of the grand jury inquiry and, as of May 9, 2008, has not received a subpoena.  Through informal discussions with the Department of Justice, however, management has been told that KCP&L may receive a grand jury subpoena.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse affect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The following table contains current estimates of KCP&L’s capital expenditures (exclusive of allowance for funds used during construction and property taxes) to comply with the Clean Air Interstate Rule (CAIR) and BART, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  The following table does not reflect any costs for complying with future laws or regulations, including potential regulations regarding mercury.  The ultimate cost could be significantly different from the amounts estimated.  KCP&L continues to refine its cost estimates detailed in the table below and explore alternatives.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

The table does not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  As well, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  The potential capital costs of the Collaboration

Agreement provisions relating to emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed below.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Estimated Required
Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$478	-	661		$-		$478	-	661	(b)
Incremental BART		-		538	-	657	538	-	657	(c)
Less: expenditures through March 31, 2008		(139)			-			(139)
Estimated remaining required environmental expenditures	$339	-	522	$538	-	657	$877	-	1,179
(a)	The amounts reflect KCP&L's portion of the cost of projects at jointly-owned units.
(b)	Changes from the 2007 Form 10-K reflect a change in assumptions related to the type of equipment that may be installed at the
Montrose Station and updated estimates for Iatan No. 1.
(c)	Reflects an estimated $261 million to $318 million associated with the LaCygne No. 1 baghouse and scrubber project included in the Comprehensive Energy Plan.

Clean Air Interstate Rule
The EPA CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps will be effective January 1, 2015.  KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while its fossil fuel-fired plants in Kansas are not.

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  CAIR establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements.  At March 31, 2008, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 80,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.

Analysis of the final CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station could be achieved through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  The timing and necessity of the installation of such control equipment is currently being developed, and as required by the Collaboration Agreement, a study will be completed in 2008 to assess potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units.  Some of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri.  Initially, in Missouri, compliance with CAIR is compliance with BART for individual sources.  Depending on the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulated mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the Clean Air Act.  In February 2008, a court vacated and remanded CAMR back to the EPA.  In March 2008, the court issued its mandate.  As a result, the rule is effectively void.  Petitions for rehearing of the matter have been filed.  If all appeals are denied, it is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury emissions.  These MACT standards, if adopted, could impact both KCP&L’s new and existing facilities.  The estimated required environmental expenditures presented in the table above do not reflect any amounts for compliance with the vacated CAMR or possible MACT standards because management cannot predict the outcome of further judicial or regulatory actions or their financial or operations effects on KCP&L.  However, such effects could be significant.

Carbon Dioxide
Many bills concerning greenhouse gases, including CO2, are being debated at the federal and state levels.  There are various compliance dates and reduction strategies stipulated in the bills.  While legislation at both the federal and state levels has been introduced, it is difficult to predict when or if the legislation will be enacted.  The U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if the EPA forms a judgment that such emissions contribute to climate change.  If the EPA forms such a judgment, it may ultimately regulate other sources of CO2, which may include KCP&L facilities.  The KDHE has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.

Greenhouse gas regulation has the potential for a significant financial and operational impact on KCP&L in connection with achieving compliance with limits that may be established.  However, the financial and operational consequences to KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

In May 2008, the Kansas legislature passed a bill requiring certain coal-fired generating units commencing operation after January 1, 2008, to engage in the capture, reduction or mitigation of carbon dioxide if regulations for the emission of carbon dioxide from these facilities have been established.  Another provision in the bill requires certain coal-fired generating units commencing operation after January 1, 2008, to achieve 80% or greater reduction of mercury emissions.  Neither of these provisions applies to KCP&L’s existing or currently planned facilities, but could apply to future generation facilities constructed in Kansas.  The Kansas governor has vetoed similar bills.  It is unknown if the governor will veto this bill, or whether the legislature will override any vetoes.

Ozone
In June 2007, monitor data indicated that the Kansas City area violated the eight-hour ozone national ambient air quality standard.  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address a confirmed violation.  These options include, but are not limited to, designating the area “non-attainment” and requiring a new regulatory plan to reduce emissions or leaving the designation unchanged, but still requiring a new regulatory plan.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations, but the EPA’s response could have a significant impact on Great Plains Energy's and KCP&L's results of operations and financial position.

On March 12, 2008, the EPA significantly strengthened its national ambient air quality standards (NAAQS) for ground-level ozone.  The EPA is revising the 8-hour primary ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA is also strengthening the secondary 8-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standard, set in 1997, was effectively 0.084 ppm.

By March 2009, states are required to make recommendations for areas to be designated attainment and nonattainment. By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans, outlining how states will reduce ozone to meet the standards, in nonattainment areas.  Although the impact on KCP&L operations will not be known until after the nonattainment designations are made and the state implementation plans are submitted, the impact could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations and financial position.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to Missouri Department of Natural Resources (MDNR) in June 2007.  MDNR will conduct its own BACT analysis and determine the final emission limit.  Although KCP&L believes the emission limit submitted is a BACT limit and can be achieved by the currently proposed emission control equipment, MDNR may ultimately determine a BACT limit for sulfuric acid mist that could require additional control equipment.  The above Clean Air Estimated Required Environmental Expenditures table does not reflect the potential costs for additional controls that may be required to meet such a determination.  If MDNR does make such a determination, KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve compliance.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In April 2008, the Supreme Court agreed to hear an appeal on the issue of whether the Act authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  At this time, management is unable to predict the outcome of this proceeding, how the EPA will respond or how that response will impact KCP&L’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require

KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Contractual Commitments
The following tables are updates to selected items from the contractual commitments in the 2007 Form 10-K to reflect significant changes.

Great Plains Energy Contractual Commitments
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
Purchase commitments	(millions)
Fuel	$120.7	$109.8	$79.8	$33.1	$15.3	$189.1	$547.8
Purchased power	549.4	416.4	288.1	160.4	37.2	-	1,451.5
Comprehensive Energy Plan	738.0	289.0	52.0	-	-	-	1,079.0
Total contractual commitments	$1,408.1	$815.2	$419.9	$193.5	$52.5	$189.1	$3,078.3

KCP&L Contractual Commitments
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
Purchase commitments	(millions)
Fuel	$120.7	$109.8	$79.8	$33.1	$15.3	$189.1	$547.8
Comprehensive Energy Plan	738.0	289.0	52.0	-	-	-	1,079.0
Total contractual commitments	$858.7	$398.8	$131.8	$33.1	$15.3	$189.1	$1,626.8

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation and natural gas.  Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements.  Comprehensive Energy Plan represents KCP&L’s contractual commitment for projects included in its Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.

14.	LEGAL PROCEEDINGS

Kansas City Power & Light Company v. Union Pacific Railroad Company
In October 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates.

In February 2006, the STB instituted a rulemaking to address issues regarding the cost test used in rail rate cases and the proper calculation of rail rate relief.  As part of that order, the STB delayed hearing KCP&L’s case pending the outcome of the rulemaking, and declared that the results of the rulemaking would apply to KCP&L’s test.  In October 2006, the STB issued its decision, adopting the proposals set out in its rulemaking.  On March 29, 2007, the STB issued an order stating that the rate complaint filed by KCP&L could proceed.  A final decision on the rate complaint is anticipated by the end of the second quarter of 2008.  Until the STB case is decided, KCP&L is paying the higher tariff rates, subject to refund.

Hawthorn No. 5 Subrogation Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri.  Travelers seeks recovery of $10 million that KCP&L recovered through subrogation litigation.  Management is unable to predict the outcome of this case.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in U.S. District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System” and seeking unspecified monetary damages and injunctive relief.  This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection.  In March 2006, KCP&L filed a response and denied infringing the patent.  KCP&L counterclaimed for a declaration that the patent is invalid and not infringed.  The parties filed a joint stipulation of dismissal and the court ordered the case dismissed in February 2008.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty-five other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

Class Action Complaint
Tech Met, Inc., et al. v. Strategic Energy
On November 21, 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania.  The five named plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for electricity service.  The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy.  In response to Strategic Energy’s preliminary objections, the plaintiffs filed an amended complaint.  After additional objections from Strategic Energy, the plaintiffs agreed to file a second amended complaint.  Management is awaiting the second amended complaint and is unable to predict the outcome of this case.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the Circuit Court of St. Louis County, Missouri.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District, which affirmed the judgment.  The judgment was appealed to the Missouri Supreme Court, which reversed the decision of the trial court and remanded the case to the trial court for further handling on May 29, 2007.   In March 2008, the parties settled this matter for an amount less than the $15 million reserve recorded in 2001 and Great Plains Energy released the remaining reserve resulting in $3.4 million of after-tax income.

15.	ASSET RETIREMENT OBLIGATIONS

Asbestos abatement activity is currently underway on certain generating units at KCP&L’s Hawthorn Station resulting in a revision in timing used in computing the original present value of the asbestos ARO.  With the five-year asbestos abatement project currently underway, management was able to perform an analysis to update prior cost estimates determining an increase in comparison to previous estimates used in computing the original asbestos ARO.  As a result of these changes, KCP&L recorded a $12.8 million increase in the ARO for asbestos abatement with a corresponding increase in asset retirement costs in utility plant.

In addition, management identified an additional asbestos ARO.  The wiring used in the Hawthorn Station includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of the plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s AROs.

	March 31	December 31
	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	12.8	-
Settlements	(1.3)	(1.1)
Accretion	1.4	3.8
Ending balance	$107.4	$94.5

16.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which segregates the reportable segments based on products and services, management responsibility and regulation.  The two reportable business segments are KCP&L, an integrated, regulated electric utility, and Strategic Energy, a competitive electricity supplier.  Other includes HSS, Services, all KLT Inc. activity other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to all of the reportable segments.  For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
March 31, 2008	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$297.6	$527.8	$-	$825.4
Depreciation and amortization	(50.2)	(2.0)	-	(52.2)
Interest charges	(16.8)	(0.7)	(24.6)	(42.1)
Income taxes	2.2	(36.7)	7.0	(27.5)
Loss from equity investments	-	-	(0.4)	(0.4)
Net income (loss)	17.0	52.9	(22.4)	47.5

Three Months Ended		Strategic		Great Plains
March 31, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$255.7	$408.6	$-	$664.3
Depreciation and amortization	(43.0)	(2.0)	-	(45.0)
Interest charges	(18.2)	(0.8)	(2.7)	(21.7)
Income taxes	4.9	(17.9)	2.0	(11.0)
Loss from equity investments	-	-	(0.4)	(0.4)
Net income (loss)	2.1	27.1	(5.8)	23.4

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
March 31, 2008	(millions)
Assets	$4,427.8	$593.2	$102.1	$5,123.1
Capital expenditures (a)	182.1	0.4	-	182.5
December 31, 2007
Assets	$4,290.7	$493.0	$43.0	$4,826.7
Capital expenditures (a)	511.5	3.7	0.7	515.9
(a) Capital expenditures reflect year to date amounts for the periods presented.

KCP&L
The following table reflects summarized financial information concerning KCP&L’s reportable segment for 2007.  For the periods prior to the January 2, 2008, transfer of HSS to KLT Inc., other included HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

Three Months Ended			Consolidated
March 31, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$255.7	$-	$255.7
Depreciation and amortization	(43.0)	-	(43.0)
Interest charges	(18.2)	-	(18.2)
Income taxes	4.9	-	4.9
Net income (loss)	2.1	(0.1)	2.0

17.	DERIVATIVE INSTRUMENTS

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

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three Forward Starting Swaps (FSS), with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS were designed to effectively remove most of the interest rate and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The transaction is an economic hedge (non-hedging derivative) that does not qualify for cash flow hedge accounting.  The change in the fair value of this derivative instrument increased interest expense by $21.9 million for the three months ended March 31, 2008.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In the first quarter of 2008, KCP&L issued $350.0 million 10-year long-term debt and the T-Locks settled simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense as of March 31, 2008, includes a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At March 31, 2008, KCP&L had $39.0 million recorded in accumulated OCI for the T-Locks.

In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on an anticipated $100.0 million 10-year long-term debt issuance.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated and the resulting $0.1 million loss was recorded to interest expense as cash flow ineffectiveness.

Commodity Risk Management
KCP&L
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At March 31, 2008, KCP&L had hedged 46% and 4% of its 2008 and 2009, respectively, projected natural gas usage for retail load and firm MWh sales, primarily by utilizing fixed forward physical contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.

Strategic Energy
Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility.  Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 4.3 years and 5.0 years at March 31, 2008 and December 31 2007, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power.  When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power.  Purchased power expense for the three months ended March 31, 2008 and 2007, includes a gain of $0.8 million and $4.6 million, respectively, due to the change in ineffectiveness of the cash flow hedges.  In addition, Strategic Energy recorded a gain of $23.4 million and $24.7 million for the three months ended March 31, 2008 and 2007, respectively, for the change in the components of cash flow hedges that were excluded from the measurement of cash flow ineffectiveness.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting.  The changes in the fair value of these derivative instruments recorded as a component of purchased power expense for the three months ended March 31, 2008 and 2007, included a gain of $58.9 million and $28.0 million, respectively.

The fair value of non-hedging derivatives at March 31, 2008, also includes certain forward contracts at Strategic Energy that were amended during 2005.  Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle.  For the three months ended March 31, 2008 and 2007, Strategic Energy amortized $0.1 million and $0.3 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  The deferred liability was fully amortized at the end of the first quarter of 2008.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	March 31		December 31
	2008		2007
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$203.7	$8.5	$267.7	$(9.5)
Non-hedging derivatives	103.1	5.9	80.8	(2.9)
Forward contracts
Cash flow hedges	792.0	129.0	954.6	24.1
Non-hedging derivatives	345.3	53.6	300.3	3.5
Anticipated debt issuance
Treasury lock	-	-	350.0	(28.0)
Non-hedging derivatives	250.0	(38.3)	250.0	(16.4)
KCP&L
Swap contracts
Cash flow hedges	7.5	2.7	5.5	0.7
Forward contracts
Cash flow hedges	1.4	0.5	1.4	-
Anticipated debt issuance
Treasury lock	-	-	350.0	(28.0)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2008	2007	2008	2007
	(millions)
Current assets	$83.2	$14.1	$16.7	$14.6
Deferred charges	45.3	31.5	-	-
Current liabilities	(44.6)	(48.1)	(39.0)	(26.6)
Deferred income taxes	(35.4)	0.4	8.4	4.5
Deferred credits	(0.4)	0.2	-	-
Total	$48.1	$(1.9)	$(13.9)	$(7.5)

Great Plains Energy’s accumulated OCI in the table above at March 31, 2008, includes $64.1 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $0.7 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

Three Months Ended March 31	2008	2007
Great Plains Energy	(millions)
Purchased power expense	$4.1	$21.9
Interest expense	0.1	(0.1)
Income taxes	(1.8)	(8.9)
OCI	$2.4	$12.9
KCP&L
Interest expense	$-	$(0.1)
Income taxes	-	0.1
OCI	$-	$-

18.	FAIR VALUE MEASUREMENTS

Great Plains Energy and KCP&L adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and expands disclosures about fair value measurements.  The statement does not require any new fair value measurements but provides guidance on how to measure fair value when required.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various Company measurements within the levels is as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of equity and certain U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s, Strategic Energy’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and debt securities and certain U.S. Agency securities within KCP&L’s decommissioning trust fund.

Level 3 – Unobservable inputs, reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Strategic Energy’s various non-exchange traded derivative instruments traded in over-the counter markets and mortgage-backed securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following table includes Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008.

			Fair Value Measurements Using
Description	March 31 2008	FIN 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$3.2	$-	$-	$3.2	$-
Nuclear decommissioning trust (b)	106.9	-	62.5	38.4	6.0
Total	$110.1	$-	$62.5	$41.6	$6.0

Other Great Plains Energy
Assets
Derivative instruments (a)	$200.9	$(15.5)	$-	$104.5	$111.9
Total	200.9	(15.5)	-	104.5	111.9
Liabilities
Derivative instruments (a)	45.4	(15.5)	-	42.0	18.9
Total	$45.4	$(15.5)	$-	$42.0	$18.9

Great Plains Energy
Assets
Derivative instruments (a)	$204.1	$(15.5)	$-	$107.7	$111.9
Nuclear decommissioning trust (b)	106.9	-	62.5	38.4	6.0
Total	311.0	(15.5)	62.5	146.1	117.9
Liabilities
Derivative instruments (a)	45.4	(15.5)	-	42.0	18.9
Total	$45.4	$(15.5)	$-	$42.0	$18.9

(a) The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among power and fuel prices, net of estimated credit risk. Upon adoption of SFAS No. 157, the
Company's own credit risk has been incorporated into the valuation of derivative liabilities. This had no impact to Great
Plains Energy or KCP&L.
(b) Fair value is based on quoted market prices of the investments held by the fund.
(c) Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty in the consolidated financial statements as a master netting agreement exists between the company and the derivative counterparty.

The following table reconciles the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	KCP&L	Other Great Plains Energy	Great Plains Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
Total realized/unrealized gains or (losses)
Included in purchased power expense	-	45.9	45.9
Included in other comprehensive income	-	38.2	38.2
Included in regulatory liability	(0.1)	-	(0.1)
Purchase, issuances, and settlements	(0.4)	1.0	0.6
Transfers in and/or out of Level 3	-	(14.5)	(14.5)
Balance March 31, 2008	$6.0	$93.0	$99.0

Total unrealized gains and (losses) included in
purchased power expense relating to assets still
on the consolidated balance sheet at March 31, 2008	$-	$34.4	$34.4

Level 3 consists almost entirely of forward physical energy purchases and other derivative instruments held by Strategic Energy, which are valued using over-the-counter forward price and volatility curves and correlation among power prices.  Remaining level 3 activity consists of mortgage-backed securities held by KCP&L’s decommissioning trust fund.

SFAS No. 157 is not yet effective for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  The effective date for these measurements has been delayed by Financial Accounting Standards Board (FASB) Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” to January 1, 2009, and interim periods within that fiscal year.  Management is currently evaluating the impact of adoption to those nonfinancial assets and liabilities delayed by FSP FAS No. 157-2 and has not yet determined the impact on Great Plains Energy's and KCP&L's financial statements.

In January 2008, the FASB proposed FSP SFAS No. 157-c, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the second quarter of 2008.

19.	NEW ACCOUNTING STANDARDS

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement significantly changes how business combinations are accounted for in current practice.  Changes to current practice include, among other things, requiring all assets acquired and liabilities assumed in a business combination to be measured at fair value in accordance with SFAS No. 157 as of the acquisition date, an acquirer to expense transaction costs and equity securities issued as consideration in a business combination be recorded at fair value as of the acquisition date.  The provisions of this statement are effective for Great Plains Energy and KCP&L prospectively for business combinations occurring on or after January 1, 2009, except it requires the prospective application of the provisions related to income taxes to business combinations occurring in 2008.  As the anticipated Aquila acquisition is expected to close in 2008, management is currently evaluating the impact of the income tax provisions of SFAS No. 141(R) and has not yet determined the impact on the Aquila acquisition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MD&A that follows is a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing.  The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented.

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services.  As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

KCP&L
KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 509,000 customers in the states of Missouri and Kansas.  KCP&L has continued to experience modest load growth.  Load growth consists of higher usage per customer and the addition of new customers.  Retail electricity rates are below the national average.

Strategic Energy
Great Plains Energy indirectly owns 100% of Strategic Energy.  In April 2008, Great Plains Energy entered into an agreement to sell Strategic Energy.  See Note 11 to the consolidated financial statements for additional information.  Strategic Energy does not own any generation, transmission or distribution facilities.  Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers.  Of the states that offer retail choice, Strategic Energy operates in California, Connecticut, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.  Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets.

Strategic Energy provides services to approximately 106,100 commercial, institutional and small manufacturing accounts (for approximately 24,500 customers) including numerous Fortune 500 companies, smaller companies and governmental entities.  Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products.  Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates was 96% for the three months ended March 31, 2008.  The corresponding volume-based customer retention rate including month-to-month customers on market-based rates was also 96%.  These retention rates are higher than the typical rates experienced by Strategic Energy, reflecting primarily two large customers renewing their contracts during the first quarter of 2008.

Strategic Energy’s forecasted future MWh commitments (backlog) was 35.4 million MWh at March 31, 2008, compared to 33.9 million MWh at March 31, 2007.  Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 14.2 million MWh for the remainder of 2008, 10.9 million MWh and

6.7 million MWh for the years 2009 and 2010, respectively, and 3.6 million MWh over the years 2011 through 2013.  Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers.  Strategic Energy’s projected MWh deliveries for 2008 are in the range of 21 million to 25 million MWhs.

Strategic Energy currently expects the average retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) delivered in 2008 to average $3.50 to $4.50.  This range excludes unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness because management does not predict the future impact of these unrealized changes.  Actual retail gross margin per MWh may differ from these estimates.

Earnings Overview
Great Plains Energy’s earnings for the three months ended March 31, 2008, increased to $47.1 million, or $0.55 per share from $23.0 million, or $0.28 per share, for the same period in 2007.  Earnings for the three months ended March 31, 2008, were favorably impacted by new retail rates, favorable weather, increased wholesale revenues and litigation settlement proceeds at KCP&L as well as higher delivered volumes and an increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness at Strategic Energy.  These positive factors were somewhat offset by the impact of higher purchased power expense due to plant outages and higher operating expenses, primarily due to increased depreciation and amortization expense, at KCP&L as well as higher operating and interest expenses at the holding company.

STRATEGIC FOCUS

Close Aquila Transaction
In February 2007, Great Plains Energy entered into an agreement to acquire Aquila for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close by the end of July 2008.

In March 2008, KCC approved the acquisition of Aquila by Great Plains Energy and approved Aquila’s sale of assets to Black Hills.  On May 1, 2008, evidentiary hearings regarding the Great Plains Energy, KCP&L and Aquila joint application with the MPSC concluded.  A decision in this case is currently expected in time to close the transaction by the end of July 2008.  The transaction has received all required regulatory approvals except the MPSC.  The closing of the transaction is also subject to the closing of the asset sale to Black Hills as well as other customary conditions.  See Note 2 to the consolidated financial statements for additional information.

KCP&L’s Comprehensive Energy Plan
In the second quarter of 2008, KCP&L completed a cost and schedule update for the Iatan No. 1 environmental project and the Iatan No. 2 coal plant construction project.  This updated assessment was driven by several factors, including (a) the combined projects reaching a milestone of 70% - 75% of the engineering work completed; (b) the integration of the Iatan No. 2 balance of plant schedule and quantity estimates into the master schedule and budget; and (c) continued challenging construction market trends, including rapidly escalating costs for construction materials and services, the level of global investment in power production facilities, the decline in the value of the U.S. dollar, and constrained labor availability.

The results of this update were as follows:

•	Based on the top end of the new estimate ranges, the combined increase in projected costs of the Iatan No. 1 environmental project and the new Iatan No. 2 unit is approximately 19%.

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.

•	The in-service date for Iatan No. 2 continues to be the summer of 2010.

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10-K.

•	The in-service date for the Iatan No. 1 project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

In the Collaboration Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County, KCP&L agreed to use its best efforts to install emission control technologies to reduce emissions from the LaCygne Station prior to the required compliance date under EPA BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.  KCP&L’s Comprehensive Energy Plan includes a project to install the required emission control technologies at LaCygne No. 1 for completion in 2009.  Demand for environmental equipment has increased substantially leading to extremely long lead times for equipment.  As a result, the LaCygne No. 1 project will not be completed in 2009.  Since KCP&L must also install such emission control technologies at LaCygne No. 2, management is evaluating the possibility of combining the required environmental upgrades for both LaCygne Nos. 1 and 2 into one project, but that determination has not yet been made.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  Management is evaluating installation of an additional 100MW of wind generation in 2009.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

Strategic Alternative Review of Strategic Energy
In 2007, Great Plains Energy retained Merrill Lynch & Co. as financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy, a subsidiary of Centrica plc, under which Direct Energy will acquire all of Great Plains Energy’s ownership interest in Strategic Energy for $300 million in cash, subject to closing adjustments.  See Note 11 to the consolidated financial statements for additional information.  The sale is expected to close in the second quarter of 2008.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2008	2007
	(millions)
Operating revenues	$825.4	$664.3
Fuel	(54.7)	(52.7)
Purchased power	(448.3)	(357.9)
Other operating expenses	(161.8)	(154.3)
Depreciation and amortization	(52.2)	(45.0)
Operating income	108.4	54.4
Non-operating income and expenses	9.1	2.1
Interest charges	(42.1)	(21.7)
Income taxes	(27.5)	(11.0)
Loss from equity investments	(0.4)	(0.4)
Net income	47.5	23.4
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$47.1	$23.0

Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2008, increased to $47.1 million, or $0.55 per share from $23.0 million, or $0.28 per share, for the same period in 2007.

KCP&L’s net income increased $15.0 million for the three months ended March 31, 2008, compared to the same period in 2007 due to new retail rates, favorable weather, increased wholesale revenues and litigation settlement proceeds.  These positive factors were somewhat offset by the impact of higher purchased power expense due to plant outages and higher operating expenses, primarily due to increased depreciation and amortization expense.

Strategic Energy’s net income increased $25.8 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to the impact of a $14.9 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Additionally in 2007, Strategic Energy had increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment.

Great Plains Energy’s other non-regulated activities recognized an additional $16.7 million loss for the three months ended March 31, 2008, compared to the same period in 2007, which was primarily attributable to overall higher expenses at the holding company, including $7.8 million of transition costs related to the anticipated acquisition of Aquila and a $13.7 million after-tax loss for the change in fair value of interest rate hedges entered into by Great Plains Energy during 2007 partially offset by $3.4 million of after-tax income related to the release of a legal reserve described in Note 14 to the consolidated financial statements.

KCP&L RESULTS OF OPERATIONS

The following discussion of KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and for 2007 includes HSS, formerly an unregulated subsidiary of KCP&L, which was transferred from KCP&L to KLT Inc. on January 2, 2008.  In the discussion that follows, references to KCP&L reflect only the operations of the utility.

KCP&L’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Missouri and Kansas jurisdictional retail revenues annually average 57% and 43%, respectively.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.

Prior to January 1, 2008, less than 1% of KCP&L’s rates contained an automatic fuel adjustment clause.  New Kansas retail rates effective January 1, 2008, contain an Energy Cost Adjustment (ECA) tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  The ECA tariff provides that these projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.  KCP&L’s Missouri retail rates do not contain a similar adjustment mechanism, meaning that changes in costs will not be reflected in rates until new rates are established by the MPSC.  This regulatory lag between the time costs change and when they are reflected in rates applies to all costs, other than those included in the Kansas ECA.  In a rising cost environment, such as exists currently, regulatory lag may have an adverse impact on Great Plains Energy’s and KCP&L’s results of operations.

Generation fuel mix can substantially change the fuel cost per MWh generated.  Generation fuel mix can be significantly impacted by planned and unplanned plant outages.  Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated.  The cost per MWh for purchased power is generally significantly higher than the cost per MWh of coal and nuclear generation.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

The following table summarizes KCP&L's comparative results of operations.

Three Months Ended March 31	2008	2007
	(millions)
Operating revenues	$297.6	$255.7
Fuel	(54.7)	(52.7)
Purchased power	(30.8)	(16.4)
Other operating expenses	(132.5)	(130.5)
Depreciation and amortization	(50.2)	(43.0)
Operating income	29.4	13.1
Non-operating income and expenses	2.2	2.2
Interest charges	(16.8)	(18.2)
Income taxes	2.2	4.9
Net income	$17.0	$2.0

KCP&L Sales Revenues and MWh Sales

			%
Three Months Ended March 31	2008	2007	Change
Retail revenues	(millions)
Residential	$100.4	$86.7	16
Commercial	112.1	104.0	8
Industrial	24.3	23.7	3
Other retail revenues	2.4	2.5	(2)
Kansas ECA under recovery	9.5	-	NA
Total retail	248.7	216.9	15
Wholesale revenues	43.1	34.2	26
Other revenues	5.8	4.6	26
KCP&L revenues	$297.6	$255.7	16

			%
Three Months Ended March 31	2008	2007	Change
Retail MWh sales	(thousands)
Residential	1,406	1,292	9
Commercial	1,854	1,798	3
Industrial	481	506	(5)
Other retail MWh sales	15	23	(40)
Total retail	3,756	3,619	4
Wholesale MWh sales	943	886	6
KCP&L electric MWh sales	4,699	4,505	4

Retail revenues increased $31.8 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to new retail rates effective January 1, 2008.  In addition, favorable weather in 2008, with a 16% increase in heating degree days, contributed to the increase in retail revenue.

Wholesale revenues increased $8.9 million for the three months ended March 31, 2008, compared to the same period in 2007 due to a 17% increase in the average market price per MWh to $46.25, primarily due to higher natural gas prices, and a 6% increase in wholesale MWh sales.

KCP&L Fuel and Purchased Power

Three Months Ended March 31	2008	2007	% Change
Net MWhs Generated by Fuel Type	(thousands)
Coal	3,317	3,157	5
Nuclear	945	1,208	(22)
Natural gas and oil	25	54	(53)
Wind	104	73	42
Total Generation	4,391	4,492	(2)

KCP&L’s coal base load equivalent availability factor for the three months ended March 31, 2008, increased to 72% from 70% for the same period in 2007.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of KCP&L’s base load capacity.  Wolf Creek’s latest refueling outage began in mid-March 2008 and is projected to end on May 10, 2008.  The primary contributors of the extended outage were several increases in work scope after the plant was shut down.

Fuel expense increased $2.0 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to higher coal and coal transportation costs partially offset by better coal generation efficiency and less natural gas in the fuel mix, which has a higher cost compared to other fuel types.

Purchased power expense increased $14.4 million for the three months ended March 31, 2008, compared to the same period in 2007 due to a 124% increase in MWh purchases to support increased retail load, the impact of plant outages and an increase in Southwest Power Pool (SPP) RTO balancing activity.  The SPP RTO energy imbalance service market started on February 1, 2007.  Additionally, the average price per MWh increased 5%.  These increases were partially offset by $6.5 million in recoveries from a litigation settlement regarding a transformer failure.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $7.2 million for the three months ended March 31, 2008, compared to the same period in 2007 due to $5.4 million of additional amortization pursuant to rate case orders combined with normal depreciation activity for capital additions.

KCP&L Income Taxes
KCP&L’s income tax benefit decreased $2.7 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to increased pre-tax income partially offset by a $2.7 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.  See Note 10 to the consolidated financial statements for a reconciliation of effective income tax rates for the comparative periods.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

Three Months Ended March 31	2008	2007
	(millions)
Operating revenues	$527.8	$408.6
Purchased power	(417.5)	(341.5)
Other operating expenses	(19.1)	(20.5)
Depreciation and amortization	(2.0)	(2.0)
Operating income	89.2	44.6
Non-operating income and expenses	1.1	1.2
Interest charges	(0.7)	(0.8)
Income taxes	(36.7)	(17.9)
Net income	$52.9	$27.1

Strategic Energy’s net income increased $25.8 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to the impact of a $14.9 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Retail MWhs delivered increased 27% to 5.3 million for the three months ended March 31, 2008, compared to 4.2 million MWhs delivered in the same period in 2007.  Additionally, in 2007, Strategic Energy had increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment.

Average Retail Gross Margin per MWh Without Fair Value Impacts
As detailed in the table below, the average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $5.08 for the three months ended March 31, 2008, compared to $2.16 for the same period in 2007.  For the three months ended March 31, 2007, Strategic Energy experienced increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously acquired power at lower than contracted prices caused by early terminations in the small business segment.

Three Months Ended March 31	2008	2007
Average retail gross margin per MWh	$20.65	$15.79
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	(15.57)	(13.63)
Average retail gross margin per MWh without
fair value impacts	$5.08	$2.16

Average retail gross margin per MWh without fair value impacts is a non-GAAP financial measure that differs from GAAP because it excludes the impact of unrealized fair value gains or losses.  Fair value impacts result from changes in fair value of non-hedging energy contracts and from hedge ineffectiveness associated with MWhs under contract but not yet delivered.  By not reflecting the impact of unrealized fair value gains or losses, this non-GAAP financial measure does not reflect the volatility recognized in the Company’s consolidated statements of income as a result of the unrealized fair value gains or losses in the periods presented related to energy under contract for future delivery to customers.  The fair value of energy under contract but not yet delivered fluctuates from the time the contract is entered into until the energy is delivered to customers.  However, the ultimate value realized by Strategic Energy under the customer sales contracts is determined when the electricity supply contract settles at the originally contracted price at the time of delivery to customers.  Management and the Board of Directors use this non-GAAP financial measure as a measurement of Strategic Energy’s realized retail gross margin per delivered MWh, which are settled at contracted prices upon delivery.  Because certain of Strategic Energy’s derivative supply contracts do not meet the requirements for cash flow hedge designation and certain other derivative supply contracts designated as cash flow hedges have a level of ineffectiveness, Strategic Energy recognizes unrealized gains or losses during the term of these derivative supply contracts prior to delivery while the associated customer sales contracts are not subject to fair value accounting treatment and therefore do not result in unrecognized gains or losses being recorded during the term prior to delivery.  By removing these non-cash timing differences that occur during the term of the contracts prior to delivery and impact only one side of the overall buy-sell transaction, management believes this non-GAAP financial measure provides investors with a measure of average retail gross margin per MWh that more accurately reflects Strategic Energy’s realized margin on delivered MWhs.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin.  The cost of supplying electric service to retail customers can vary widely by geographic market.  This variability can be affected by many factors, including, but not limited to, geographic differences in the cost per MWh of purchased power, renewable energy requirements and capacity charges due to regional purchased power availability, requirements of other electricity providers and differences in transmission charges.  Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Actual customer demand does not always equate to the volume purchased based on forecasted peak demand.  Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements.  Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market.  These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period.  Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis.

Strategic Energy typically executes these transactions to manage basis and credit risks.  The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers.  The amount of excess retail supply sales that reduced purchased power was $21.2 million and $14.4 million for the three months ended March 31, 2008 and 2007, respectively.  Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a Regional Transmission Organization/Independent System Operator (RTO/ISO) rather than directly transact with suppliers and end use customers.  The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity.  Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Net changes in fair value reduced purchased power expenses by $83.1 million and $57.3 million for the three months ended March 31, 2008 and 2007, respectively.  These changes are a result of volatility in the forward market prices for power.

Strategic Energy Income Taxes
Strategic Energy’s income tax expense increased $18.8 million for the three months ended March 31, 2008, compared to the same period in 2007 due to an increase in pre-tax income.  The deferred tax expense related to the net changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness increased $10.9 million for the three months ended March 31, 2008, compared to the same period in 2007.

GREAT PLAINS ENERGY AND KCP&L SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2008 compared to December 31, 2007)

•
Great Plains Energy’s and KCP&L’s receivables decreased $33.0 million and $32.5 million, respectively.  Strategic Energy’s receivables decreased $6.8 million primarily due to a decrease in receivables from wholesale counterparties and KCP&L’s receivables decreased due to seasonal decreases of $9.4 million, a decrease in wholesale sales receivables of $17.1 million and a $6.2 million decrease in intercompany receivables from Great Plains Energy.

•
Great Plains Energy’s and KCP&L’s fuel inventories increased $7.0 million primarily due to increased coal inventory quantities due to plant outages as well as increased coal and coal transportation costs.

•	Great Plains Energy’s refundable income taxes increased $13.4 million due to the timing of tax payments and lower current income tax accruals.

•
Great Plains Energy’s combined deferred income taxes – current assets and deferred income taxes – current liability changed from an asset of $19.8 million at December 31, 2007, to a liability of $43.5 million primarily due to the $68.3 million impact of temporary differences resulting from changes in the fair value of Strategic Energy’s energy-related derivative instruments.

•
Great Plains Energy’s $158.7 million net asset for derivative instruments, including current and deferred assets and liabilities, increased $187.9 million from a net liability at December 31, 2007.  KCP&L’s $3.2 million net asset for derivative instruments increased $30.5 million from a net liability at December 31, 2007, due to the settlement of a T-Lock simultaneously with the issuance of $350.0 million of 6.375% unsecured Senior Notes in March 2008.  The fair value of Strategic Energy’s energy-related derivative instruments increased $179.3 million.  These increases to the net asset were partially offset by a $21.9 million change in the fair value of Great Plains Energy’s FSS.

•
Great Plains Energy’s and KCP&L’s construction work in progress increased $132.7 million primarily due to a $128.7 million increase related to KCP&L’s Comprehensive Energy Plan, including $93.4 million related to the construction of Iatan No. 2 and $35.3 million for environmental upgrades.

•	Great Plains Energy’s notes payable increased $26.0 million due to borrowings on its short-term credit facility due to the timing of cash payments.

•
Great Plains Energy’s and KCP&L’s commercial paper decreased $201.9 million primarily due to the issuance of $350.0 million of unsecured Senior Notes at KCP&L offset by a $41.2 million payment to settle KCP&L’s T-Lock and additional borrowings to support expenditures related to the Comprehensive Energy Plan.

•
Great Plains Energy’s and KCP&L’s accrued taxes increased $15.1 million and $17.3 million, respectively, primarily due to an increase in property tax accruals at KCP&L due to the timing of tax payments.

•	Great Plains Energy’s and KCP&L’s accrued interest increased $9.4 million and $10.7 million, respectively, due to the timing of interest payments at KCP&L.

•
Great Plains Energy’s and KCP&L’s asset retirement obligations increased $12.9 million due to changes in cost estimates and timing used in computing the present value of certain asbestos AROs.  See Note 15 to the consolidated financial statements for additional information.

•	Great Plains Energy’s other – deferred credits and other liabilities decreased $15.2 million primarily due to the payment against and release of the remaining legal reserve.

•
Great Plains Energy’s accumulated other comprehensive income increased $50.1 million primarily due to changes in the fair value of Strategic Energy’s energy-related derivative instruments primarily due to volatility in the forward market prices for power partially offset by activity at KCP&L.  KCP&L’s accumulated other comprehensive loss increased $6.4 million primarily due to the settlement of a T-Lock simultaneously with the issuance of $350.0 million of 6.375% unsecured Senior Notes in March 2008.

•	Great Plains Energy’s and KCP&L’s long-term debt increased $350.0 million due to KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes in March 2008.

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

In February 2007, Great Plains Energy entered into an agreement to acquire Aquila.  If the proposed acquisition of Aquila occurs, the future capital requirements of Aquila will further increase Great Plains Energy’s capital requirements.  See Note 2 to the consolidated financial statements for additional information.

Great Plains Energy's liquid resources at March 31, 2008, consisted of $85.8 million of cash and cash equivalents on hand, including $4.9 million at KCP&L, and $862.9 million of unused bank lines of credit.  The unused lines consisted of $424.2 million from KCP&L's revolving credit facility, $137.9 million from Strategic Energy’s revolving credit facility and receivables facility and $300.8 million from Great Plains Energy's revolving credit facility.  See Note 8 to the consolidated financial statements for more information on these agreements.

In April 2008, Great Plains Energy entered into an agreement with Direct Energy, a subsidiary of Centrica plc, under which Direct Energy will acquire all of Great Plains Energy’s ownership interest in Strategic Energy for $300 million in cash, subject to closing adjustments.  The sale is expected to close in the second quarter of 2008.  See Note 11 to the consolidated financial statements for additional information.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from

Great Plains Energy's security issuances and new short and long-term debt financing.  KCP&L’s capital requirements are expected to be substantial over the next several years as it funds the Comprehensive Energy Plan.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its Comprehensive Energy Plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds.  KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  The funds Great Plains Energy and KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments.  In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

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

Cash Flows from Operating Activities
Great Plains Energy and KCP&L generated positive cash flows from operating activities for the periods presented.  The increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2008, compared to the same period in 2007 reflects an increase in KCP&L’s cash flows from operating activities and a higher average retail margin per MWh without the impact of unrealized fair value gains and losses at Strategic Energy.  KCP&L’s increase in cash flows from operating activities for the three months ended March 31, 2008, compared to the same period in 2007 reflects KCP&L’s higher retail and wholesale revenues more than offsetting higher operating expenses.  KCP&L’s payment of $41.2 million to settle T-Locks upon the issuance of $350.0 million of 6.375% unsecured Senior Notes and the other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.

Cash Flows from Investing Activities
Great Plains Energy’s and KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s and KCP&L’s utility capital expenditures increased $114.5 million for the three months ended March 31, 2008, compared to the same period in 2007 primarily due to KCP&L’s cash utility expenditures for the three months ended March 31, 2008, which included $120.6 million related to KCP&L’s Comprehensive Energy Plan.

Cash Flows from Financing Activities
Great Plains Energy’s and KCP&L’s cash flows from financing activities for the three months ended March 31, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used to repay short-term borrowings.  KCP&L has incurred additional short-term borrowings for the three months ended March 31, 2008, to support expenditures related to Comprehensive Energy Plan projects.

Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2007, reflect KCP&L’s repayment of Senior Notes and an increase in Great Plains Energy’s short-term borrowings primarily due to borrowing on its revolving credit facility to make an intercompany loan to KCP&L.  KCP&L’s financing activities for the three months ended March 31, 2007, reflect KCP&L’s repayment of its $225.0 million 6.00%

Senior Notes at maturity and an increase in short-term borrowings primarily due to a $225.0 million loan from Great Plains Energy, which was used to repay the Senior Notes.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2009.  In February 2008, KCP&L received authorization from the MPSC to increase the $635.0 million authorization to $1.4 billion through December 31, 2009.  KCP&L utilized $850.0 million of this amount with the issuance of its 6.05% unsecured Senior Notes maturing in 2035, its 5.85% unsecured Senior Notes maturing in 2017 and its 6.375% unsecured Senior Notes maturing in 2018, leaving $550.0 million of authorization remaining.

In December 2007, FERC authorized KCP&L to have outstanding at any time up to a total of $800.0 million in short-term debt instruments through December 2009.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At March 31, 2008, there was $636.1 million available under this authorization.

Significant Financing Activities
KCP&L has an effective shelf registration statement providing for the sale of up to $900.0 million of investment grade notes and general mortgage bonds that became effective in January 2008.  This is intended to preserve KCP&L’s flexibility to access the debt capital markets.

In 2007, Great Plains Energy entered into three T-Locks with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018 thereby reducing the amount available under its shelf registration to $550.0 million.  KCP&L settled the T-Locks simultaneously with the issuance of its $350.0 million 10-year long-term debt and paid $41.2 million in cash for the settlement.

In March and April 2008, KCP&L remarketed several series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process.

In March 2008, KCP&L remarketed the following:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through March 31, 2013, and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013.

In April 2008, KCP&L remarketed the following:

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through March 31, 2011, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities, none of KCP&L’s EIRR bonds remain in auction rate mode.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of Great Plains Energy’s, KCP&L’s and Strategic Energy’s revolving credit facilities.

Projected Utility Capital Expenditures
KCP&L’s utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	2008	2009	2010
Base utility construction expenditures	(millions)
Generating facilities	$79.1	$84.6	$103.8
Distribution and transmission facilities	101.0	89.2	101.3
General facilities	29.6	41.7	33.8
Total base utility construction expenditures	209.7	215.5	238.9
CEP capital expenditures
Iatan No. 2	328.5	307.9	164.8
Environmental	151.8	120.4	68.9
Customer programs & asset management	18.5	17.4	11.0
Total CEP capital expenditures	498.8	445.7	244.7
Nuclear fuel	16.0	17.5	32.0
Other environmental	3.0	34.8	100.1
Total utility capital expenditures	$727.5	$713.5	$615.7

This utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L’s Comprehensive Energy Plan for environmental investments and new capacity.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Funding of the plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

For the three months ended March 31, 2008, the Company contributed $6.3 million to the plans, all of which was paid by KCP&L, and expects to contribute an additional $23.0 million in 2008 to satisfy the funding requirements of ERISA.  The remaining contributions will be paid by KCP&L whom management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers.  At March 31, 2008, Strategic Energy’s five largest suppliers under forward supply contracts represented 73% of the total future dollar committed purchases.  Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade.  In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier.  In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power.  There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages.  Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at March 31, 2008.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$231.3	$-	$231.3	4	$141.2
Non-Investment Grade	9.9	8.4	1.5	-	-
Internal rating
Investment Grade	1.9	-	1.9	-	-
Non-Investment Grade	-	-	-	-	-
Total	$243.1	$8.4	$234.7	4	$141.2

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$202.3	$29.0	$231.3
Non-Investment Grade	7.3	2.6	9.9
Internal rating
Investment Grade	1.8	0.1	1.9
Non-Investment Grade	-	-	-
Total	$211.4	$31.7	$243.1

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

At March 31, 2008, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $9.9 million.  In addition, Strategic Energy held collateral totaling $8.4 million limiting its exposure to these non-investment grade counterparties to $1.5 million.

Where available, Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand.  Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
The following tables are updates to selected items from the contractual commitments in the 2007 Form 10-K to reflect significant changes.

Great Plains Energy Contractual Obligations
	Remainder of
Payment due by period	2008	2009	2010	2011	2012	After 2012	Total
Purchase commitments	(millions)
Fuel	$120.7	$109.8	$79.8	$33.1	$15.3	$189.1	$547.8
Purchased power	549.4	416.4	288.1	160.4	37.2	-	1,451.5
Comprehensive Energy Plan	738.0	289.0	52.0	-	-	-	1,079.0
Total contractual obligations	$1,408.1	$815.2	$419.9	$193.5	$52.5	$189.1	$3,078.3

KCP&L Contractual Obligations
	Remainder of
Payment due by period	2008	2009	2010	2011	2012	After 2012	Total
Purchase commitments	(millions)
Fuel	$120.7	$109.8	$79.8	$33.1	$15.3	$189.1	$547.8
Comprehensive Energy Plan	738.0	289.0	52.0	-	-	-	1,079.0
Total contractual obligations	$858.7	$398.8	$131.8	$33.1	$15.3	$189.1	$1,626.8

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation costs and natural gas. Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements.  Comprehensive Energy Plan represents KCP&L’s contractual commitment for projects included in its Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  Great Plains Energy’s guarantees provided on behalf of Strategic Energy for its power purchases and regulatory requirements decreased $67.4 million to $211.6 million at March 31, 2008, compared to $279.0 million at December 31, 2007.  This decrease is comprised of letters of credit and is due to a combination of less emphasis on Great Plains Energy’s facility for credit support and lower collateral requirements at Strategic Energy.  KCP&L’s guarantees were relatively unchanged at March 31, 2008, compared to December 31, 2007.

New Accounting Standards
See Note 19 to the consolidated financial statements for information regarding new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2007 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2007 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility.  In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive.  Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  At March 31, 2008, a hypothetical 10% increase in the market price of purchased power could result in a $5.2 million increase in purchased power expense for 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the chief executive officer, chief financial officer, and the Company’s disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by KCP&L in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) the information required to be disclosed by KCP&L in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5, 13 and 14 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2007 Form 10-K of each of Great Plains Energy and KCP&L.  Certain of the risk factors in the 2007 Form 10-K are updated below.  The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  The information presented below updates certain of the risk factors described in the 2007 Form 10-K of each of Great Plains Energy and KCP&L.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L.  Risk factors of KCP&L are also risk factors for Great Plains Energy.

The outcome of KCP&L’s retail rate proceedings could have a material impact on its business and is largely outside its control.
The rates that KCP&L is allowed to charge its customers are the single most important item influencing its results of operations, financial position and liquidity.  These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s control, including the MPSC, KCC and FERC.  KCP&L also is exposed to cost-recovery shortfalls due to the inherent lag in the rate-setting process, especially during periods of significant cost inflation.  A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement, which are discussed below, or other costs and expenses, could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and collateral security requirements.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its Comprehensive Energy Plan.  Under the Comprehensive Energy Plan, KCP&L agreed to undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs.  In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain carbon dioxide emissions.  Most, but not all, of these commitments are conditioned on regulatory approval.  A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement would adversely affect KCP&L’s results of operations, financial position, and cash flows, and the effect could be material.

The MPSC order approving an approximate $51 million increase in annual revenues effective January 1, 2007, was appealed in February 2007 to the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and this decision has been appealed by Trigen-Kansas City Energy Corporation.  Although subject to the appeal, the MPSC order remains in effect pending the court’s decision.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on KCP&L’s results of operations, financial position and cash flows.

Financial market disruptions and declines in the credit ratings of Great Plains Energy or KCP&L may increase financing costs or limit access to the credit markets, which may adversely affect liquidity and results.
KCP&L’s capital requirements are expected to be substantial over the next several years as it implements its Comprehensive Energy Plan.  The amount of credit support required for Strategic Energy operations varies with a number of factors, including the amount and price of power purchased for its customers.  The amount of collateral or other credit support required under Strategic Energy and KCP&L power supply agreements is also dependent on credit ratings.  If the proposed acquisition of Aquila occurs, the future capital requirements of Aquila will further increase the Company’s overall capital requirements.  The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Company also relies on the financial markets for credit support, such as letters of credit, to support Strategic Energy and KCP&L operations.

Great Plains Energy, KCP&L and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  A decrease in these credit ratings would have an adverse impact on the Company’s access to capital, its cost of funds, the amount of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.   While management anticipates that Great Plains Energy, KCP&L and Aquila will be rated investment grade if the proposed acquisition of Aquila closes, Great Plains Energy and KCP&L credit ratings were negatively affected by the announcement of the proposed acquisition, and may be further negatively affected.

The recent sub-prime mortgage issues have adversely affected the overall financial markets, generally resulting in increased credit spreads and reduced access to the capital markets.  The Company’s management believes that it will maintain sufficient access to the financial markets at a reasonable cost based upon current credit ratings and market conditions.  However, changes in financial or other market conditions or credit ratings could adversely affect the Company’s ability to access financial markets, increase borrowing costs, increase collateral or other credit support requirements, or impact the rate treatment provided to KCP&L, and therefore materially affect its results of operations, financial position and cash flows.

Great Plains Energy is subject to business and regulatory uncertainties as a result of the potential acquisition of Aquila, which could adversely affect its business.
On February 6, 2007, Great Plains Energy entered into definitive agreements under which it would acquire all the outstanding shares of Aquila.  Immediately prior to this acquisition, Black Hills would acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  These transactions are complex, remain subject to outstanding regulatory approvals and other conditions, and there is no assurance as to whether or when the transactions will be consummated.  While various regulatory approvals have been obtained, the approval of the MPSC has not yet been obtained.  The timing of, and the conditions imposed by, regulatory approvals may delay or give rise to the ability to terminate the transactions.  In the event of termination, Great Plains Energy would be required to write-off its deferred transaction costs, which could be material.  The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by Great Plains Energy from the transaction.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company.  Although the Company has taken steps to reduce any adverse effects, these uncertainties could impair the Company’s ability to attract, retain and motivate key personnel until the merger closes and for a period of time afterwards, and could cause customers, suppliers and others to seek to change existing business relationships.

The pending sale of Strategic Energy may cause business uncertainties, which could adversely affect Great Plains Energy’s results of operations.
Strategic Energy contributed 60% of the Company’s consolidated revenues and 24% of the Company’s consolidated net income in 2007.  In April 2008, Great Plains Energy announced that it had entered into an agreement to sell Strategic Energy to Direct Energy Services, LLC.  Uncertainty about the possible effects of this sale on Strategic Energy employees, suppliers and customers may have an adverse effect on the Company until the sale closes, which is expected to be in the second quarter of 2008.  Although the Company has taken steps to reduce any adverse effects, including employee retention agreements, these uncertainties could impair the Company’s ability to attract, retain and motivate key personnel until the sale closes, and could cause customers, suppliers and others to seek to terminate or change existing business relationships.  The sale of Strategic Energy to Direct Energy is also subject to the satisfaction of several conditions, including receipt of FERC approval and the early termination or expiration of regulatory review periods and Great Plains Energy can provide no assurances that the sale will be completed.  If the sale of Strategic Energy is not completed or is materially delayed, any negative effects arising from the uncertainty of the sale process could adversely affect Great Plains Energy’s results of operations.

The Company is subject to current and potential environmental laws and the incurrence of environmental liabilities, any or all of which may adversely affect the Company’s business and financial results.
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters, primarily through KCP&L’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations, financial position and cash flows.

KCP&L currently projects a range of capital expenditures of $0.9 billion to $1.2 billion (KCP&L’s share of jointly owned units) over an approximate ten year period to comply with environmental requirements regarding SO2, NOx, and particulate emissions that will take effect during that period.  The actual cost and the timing of such expenditures may be materially different than these estimates due to the risks described in this risk factor and in the risk factor regarding construction risks.

There is also a risk of new environmental laws and regulations, and judicial interpretations of environmental laws and regulations, affecting KCP&L’s operations.  In particular, various stakeholders, including legislators, regulators, shareholders and non-governmental organizations, as well as utilities and other companies in many business sectors, are considering ways to address climate change.  These include regulation of carbon dioxide and other greenhouse gas emissions and efforts to encourage or mandate the use of renewable resources, energy efficiency and demand response management.  Federal and/or state legislation or regulation to reduce greenhouse gas emissions may be enacted in the near future.  The Kansas Department of Health and Environment has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  KCP&L’s current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 17 million tons per year.  Efforts to reduce greenhouse gas emissions may cause the Company to incur material costs to reduce the greenhouse gas emissions from its operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), procure emission allowance credits, or incur taxes, fees or other governmental impositions on account of such emissions.  Another area of law that is in a state of flux is the rules governing emissions of mercury.  Rules issued by the Environmental Protection Agency (EPA) were overturned in February 2008, and it is unclear what standards will be imposed in the future, or when KCP&L may have to comply with any new standards.  KCP&L’s proposed capital expenditures reflect estimated costs to comply with the overturned rule, and compliance with any new standards is likely to result in the incurrence of increased costs, although at this point there is insufficient information to estimate those costs.  Other new environmental laws and regulations affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, any of which may adversely affect the Company’s business and substantially increase its environmental expenditures in the future.

New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the associated uncertainty may materially affect the cost and timing of the environmental retrofit projects included in the Comprehensive Energy Plan, among other projects, and thus materially affect KCP&L’s results of operations, financial position and cash flows.

Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities, including those that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities.  KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.  See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  In 2007, KCP&L became aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not been informed of the scope of the grand jury inquiry and, as of May 9, 2008, has not received a subpoena.  Through informal discussions with the Department of Justice, however, management has been told that KCP&L may receive a grand jury subpoena.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  Failure to recover such costs through rates could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations, financial position and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the first quarter of 2008.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	-	$ -	-	N/A
February 1 - 29	15,567 (1)	28.23	-	N/A
March 1 - 30	3,609 (1)	24.48	-	N/A
Total	19,176	$ 27.53	-	N/A
(1) Represents shares of common stock surrendered to the Company by certain officers to pay taxes related related to the vesting of restricted common shares and the issuance of performance shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The following information is provided in this Quarterly Report in lieu of reporting such information under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officer, of Form 8-K.

On May 6, 2008, the independent members of the Great Plains Energy board of directors authorized the payment, effective as of the closing date of the pending sale of Strategic Energy to Direct Energy Services, LLC, of cash amounts to certain Strategic Energy officers, including Shahid Malik.  Mr. Malik is Executive Vice President of Great Plains Energy and President and Chief Executive Officer of Strategic Energy, and is a “named executive officer” of Great Plains Energy (as defined in applicable SEC regulations).  These payments reflect, for each recipient, the cash amount of incentive compensation that would have been payable, at target performance, had customary grants been made in 2008 pursuant to Strategic Energy’s annual and long term incentive compensation plans, prorated for the period of time between the beginning of the year and the sale closing date.  If the sale closes in the second quarter of 2008, as expected, Mr. Malik’s pro rated payment would be about $250,000, and would be in addition to any other compensation payable to Mr. Malik as a result of the sale.

Also on May 6, 2008, the independent members of the Board established objectives to be used for calculating 2008 annual incentive compensation for Great Plains Energy’s principal executive officer, principal financial officer and other named executive officers.  The basic structure of the annual incentive plan provides for payout at 100% for target performance for each goal.  Fifty percent of the incentive is payable at the threshold level of performance for each goal and 200% of the incentive is payable at the maximum level of performance.  If goal performance is between target and threshold, or between target and maximum, the amount of the award payable is interpolated.  Performance for any goal which is less than threshold will result in a zero payment for that goal. The target annual incentives for the principal executive officer, the principal financial officer, and other named executive officers are: Mr. Chesser, 100%; Mr. Downey, 70%; Mr. Bassham, 50%; and Mr. Marshall, 50%.  The payout is based on the following weightings and objectives: 40% financial objective (core earnings); 40% business objectives (system reliability, generation equivalent availability, OSHA incident rate, J.D. Powers Customer Satisfaction Index and Comprehensive Energy Plan progress); and 20% individual performance objectives.  There will be no payment made if core earnings is less than the threshold.

The independent members of the Board also approved on May 6, 2008, the following time-based restricted stock and performance share awards under the long-term incentive plan for Great Plains Energy’s principal executive officer, principal financial officer and other named executive officers.  The restricted stock awards will vest on February 5, 2011.  Dividends accrued on the restricted stock will be reinvested during the period under the Dividend Reinvestment and Direct Stock Purchase Plan.  The restricted stock grants are: Mr. Chesser, 11,422 shares; Mr. Downey, 5,373 shares; Mr. Bassham, 3,040 shares; and Mr. Marshall, 2,878 shares.  Performance shares, as determined by Great Plains Energy’s stock performance rank in the Edison Electric Institute (EEI) index of electric companies for the period 2008-2010 will be paid in common stock unless otherwise determined by the Compensation and Development Committee.  Dividends during the performance period on the common stock awarded will be paid in cash after the end of the period.  The actual number of shares awarded will range from 0% to 200% of target amount, based on performance against the EEI index.  The target performance share grants are: Mr. Chesser, 34,325 shares; Mr. Downey, 16,119 shares; Mr. Bassham, 9,118 shares; and Mr. Marshall, 8,632 shares.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of January 31, 2008. (Exhibit 2.1.2 to Form 10-K for the year ended December 31, 2007).

2.1.2	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of April 29, 2008.  (Exhibit 10.1 to Form 8-K dated April 29, 2008).

3.1.1	*	By-laws of Great Plains Energy Incorporated, as amended April 1, 2008. (Exhibit 3.1 to Form 8-K dated April 7, 2008).
10.1.1	+	Description of Compensation Arrangements with Certain Executive Officers.
10.1.2	*
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.41 to Form 10-K for the year ended December 31, 2007).

10.1.3
Letter Agreement dated as of February 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.4
Letter Agreement dated as of March 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.5		Letter Agreement dated as of April 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.
10.1.6	*
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed April 2, 2008).

10.1.7
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC.

12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

*Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filing and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

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

KCP&L Documents

Exhibit Number		Description of Document
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008. (Exhibit 3.2 to Form 8-K dated April 7, 2008).
4.2.1	*
Supplemental Indenture No. 2 dated as of March 11, 2008 between Kansas City Power & Light Company  and The Bank of New York Trust Company, N.A., as trustee. (Exhibit 4.2 to Form 8-K dated March 11, 2008).

10.2.1	*	Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC. (filed as exhibit 10.1.7).
12.2		Computation of Ratio of Earnings to Fixed Charges.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 9, 2008	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 9, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 9, 2008	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: May 9, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)