Form 10-Q
period 2008-09-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2008-11-07
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company			Yes	X	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange
Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	_	No	X

On November 3, 2008, Great Plains Energy Incorporated had 118,918,655 shares of common stock outstanding. On November 3, 2008,
Kansas City Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is
therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or its other subsidiaries’ financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy, KCP&L and GMO; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including retirement compensation and benefits costs; the ability to successfully integrate KCP&L and GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, which updates and restates the risk factors included in the 2007 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila or GMO	Aquila, Inc., a wholly owned subsidiary of Great Plains Energy as of July 14, 2008, which changed its name to KCP&L Greater Missouri Operations Company (GMO)
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change

Abbreviation or Acronym	Definition

MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., which, until its sale on June 2, 2008, was a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$24.3	$24.0
Funds on deposit	13.9	-
Receivables, net	313.1	166.0
Fuel inventories, at average cost	71.2	35.9
Materials and supplies, at average cost	98.3	64.0
Deferred refueling outage costs	15.3	6.5
Refundable income taxes	22.1	16.0
Deferred income taxes	-	3.6
Assets held for sale (Note 5)	29.6	-
Assets of discontinued operations	-	487.1
Derivative instruments	10.0	0.7
Prepaid expenses	15.8	11.0
Total	613.6	814.8
Nonutility Property and Investments
Affordable housing limited partnerships	14.9	17.3
Nuclear decommissioning trust fund	102.8	110.5
Other	38.6	7.5
Total	156.3	135.3
Utility Plant, at Original Cost
Electric	7,835.9	5,450.6
Less-accumulated depreciation	3,531.0	2,596.9
Net utility plant in service	4,304.9	2,853.7
Construction work in progress	1,417.7	530.2
Nuclear fuel, net of amortization of $106.3 and $120.2	60.4	60.6
Total	5,783.0	3,444.5
Deferred Charges and Other Assets
Regulatory assets	561.7	400.1
Goodwill	152.3	-
Derivative instruments	22.7	-
Other	40.1	37.4
Total	776.8	437.5
Total	$7,329.7	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$37.0	$42.0
Commercial paper	254.7	365.8
Current maturities of long-term debt	2.7	0.3
Accounts payable	326.9	241.4
Accrued taxes	77.8	19.5
Accrued interest	73.2	16.6
Accrued compensation and benefits	36.2	22.1
Pension and post-retirement liability	3.2	1.3
Liabilities of discontinued operations	-	253.4
Deferred income taxes	9.8	-
Derivative instruments	56.3	44.4
Other	42.5	10.2
Total	920.3	1,017.0
Deferred Credits and Other Liabilities
Deferred income taxes	372.6	608.0
Deferred tax credits	94.8	27.0
Asset retirement obligations	124.5	94.5
Pension and post-retirement liability	201.6	157.2
Regulatory liabilities	211.6	144.1
Other	115.5	74.5
Total	1,120.6	1,105.3
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
119,000,686 and 86,325,136 shares issued, stated value	2,109.9	1,065.9
Retained earnings	531.9	506.9
Treasury stock-121,570 and 90,929 shares, at cost	(3.6)	(2.8)
Accumulated other comprehensive loss	(22.1)	(2.1)
Total	2,616.1	1,567.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	2,633.7	1,102.9
Total	5,288.8	2,709.8
Commitments and Contingencies (Note 15)
Total	$7,329.7	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
Operating Revenues	(millions, except per share amounts)
Electric revenues	$593.6	$416.0	$1,226.2	$990.8
Operating Expenses
Fuel	109.7	75.6	222.7	186.2
Purchased power	69.3	41.3	138.3	80.4
Utility operating expenses	109.9	75.7	262.2	223.4
Maintenance	30.9	19.6	89.5	72.6
Depreciation and amortization	65.4	44.1	166.4	130.9
General taxes	37.4	33.0	96.2	87.8
Other	1.4	5.0	10.6	13.0
Total	424.0	294.3	985.9	794.3
Operating income	169.6	121.7	240.3	196.5
Non-operating income	7.6	1.5	22.5	6.6
Non-operating expenses	(2.7)	(1.1)	(5.2)	(4.7)
Interest charges	(23.6)	(27.6)	(75.6)	(66.2)
Income from continuing operations before income taxes
and loss from equity investments	150.9	94.5	182.0	132.2
Income taxes	(45.9)	(28.1)	(68.4)	(36.4)
Loss from equity investments, net of income taxes	(0.3)	(0.4)	(1.1)	(1.1)
Income from continuing operations	104.7	66.0	112.5	94.7
Income (loss) from discontinued operations, net of income taxes (Note 13)	0.3	(3.9)	35.0	16.4
Net income	105.0	62.1	147.5	111.1
Preferred stock dividend requirements	0.4	0.3	1.2	1.2
Earnings available for common shareholders	$104.6	$61.8	$146.3	$109.9

Average number of common shares outstanding	113.8	85.6	95.3	84.7
Average number of diluted common shares outstanding	113.9	85.7	95.3	85.0

Basic earnings (loss) per common share
Continuing operations	$0.92	$0.77	$1.17	$1.11
Discontinued operations	-	(0.05)	0.37	0.19
Basic earnings per common share	$0.92	$0.72	$1.54	$1.30

Diluted earnings (loss) per common share
Continuing operations	$0.92	$0.77	$1.17	$1.10
Discontinued operations	-	(0.05)	0.37	0.19
Diluted earnings per common share	$0.92	$0.72	$1.54	$1.29

Cash dividends per common share	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$147.5	$111.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	169.7	137.1
Amortization of:
Nuclear fuel	10.0	12.6
Other	2.2	6.0
Deferred income taxes, net	27.4	21.0
Investment tax credit amortization	(1.3)	(1.1)
Loss from equity investments, net of income taxes	1.1	1.1
Fair value impacts from energy contracts - Strategic Energy	(189.1)	(20.5)
Fair value impacts from interest rate hedging	9.2	9.0
Loss on sale of Strategic Energy	116.2	-
Other operating activities (Note 3)	33.1	(57.7)
Net cash from operating activities	326.0	218.6
Cash Flows from Investing Activities
Utility capital expenditures	(702.3)	(359.7)
Allowance for borrowed funds used during construction	(20.3)	(10.6)
Purchases of investments and nonutility property	(0.8)	(3.7)
Change in restricted cash	-	(146.5)
Proceeds from sale of Strategic Energy, net of cash sold	216.4	-
Aquila acquisition, net cash received	271.9	-
Purchases of nuclear decommissioning trust investments	(35.1)	(47.1)
Proceeds from nuclear decommissioning trust investments	32.4	44.4
Other investing activities	(9.0)	(11.5)
Net cash from investing activities	(246.8)	(534.7)
Cash Flows from Financing Activities
Issuance of common stock	8.3	8.1
Issuance of long-term debt	354.5	495.6
Issuance fees	(4.5)	(4.5)
Repayment of long-term debt	(169.2)	(225.5)
Net change in short-term borrowings	(174.1)	138.2
Dividends paid	(122.2)	(108.3)
Credit facility termination fees	(12.5)	-
Equity forward settlement	-	(12.3)
Other financing activities	(2.3)	(2.1)
Net cash from financing activities	(122.0)	289.2
Net Change in Cash and Cash Equivalents	(42.8)	(26.9)
Cash and Cash Equivalents at Beginning of Year (includes $43.1 million and $45.8 million of cash included in assets of discontinued
operations in 2008 and 2007, respectively)	67.1	61.8
Cash and Cash Equivalents at End of Period (includes $17.5 million
of cash included in assets of discontinued operations in 2007)	$24.3	$34.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date September 30	2008		2007
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	86,325,136	$1,065.9	80,405,035	$896.8
Issuance of common stock	32,587,486	1,034.9	5,490,170	171.7
Issuance of restricted common stock	88,064	2.3	348,527	11.1
Equity compensation expense		5.2		1.3
Equity forward settlement		-		(12.3)
Unearned Compensation
Issuance of restricted common stock		(2.3)		(11.1)
Forfeiture of restricted common stock		-		0.2
Compensation expense recognized		4.2		3.3
Other		(0.3)		-
Ending balance	119,000,686	2,109.9	86,243,732	1,061.0
Retained Earnings
Beginning balance		506.9		493.4
Cumulative effect of a change in accounting principle (Note 12)		-		(0.9)
Net income		147.5		111.1
Dividends:
Common stock		(121.0)		(107.1)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.3)		(0.4)
Ending balance		531.9		494.9
Treasury Stock
Beginning balance	(90,929)	(2.8)	(53,499)	(1.6)
Treasury shares acquired	(39,856)	(1.1)	(23,966)	(0.8)
Treasury shares reissued	9,215	0.3	-	-
Ending balance	(121,570)	(3.6)	(77,465)	(2.4)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(2.1)		(46.7)
Derivative hedging activity, net of tax		(20.3)		23.3
Change in unrecognized pension expense, net of tax		0.3		0.1
Ending balance		(22.1)		(23.3)
Total Common Shareholders' Equity		$2,616.1		$1,530.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Net income	$105.0	$62.1	$147.5	$111.1
Other comprehensive income
Gain (loss) on derivative hedging instruments	(9.0)	(72.2)	72.3	(23.7)
Income taxes	3.5	29.1	(30.1)	9.1
Net gain (loss) on derivative hedging instruments	(5.5)	(43.1)	42.2	(14.6)
Reclassification to expenses, net of tax (Note 20)	(0.4)	15.3	(62.5)	37.9
Derivative hedging activity, net of tax	(5.9)	(27.8)	(20.3)	23.3
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	-	0.1	0.2	0.3
Prior service costs arising during the period	-	-	-	(0.4)
Less: amortization of prior service costs included in
net periodic benefit costs	0.1	-	0.1	0.1
Income taxes	-	-	-	0.1
Net change in unrecognized pension expense	0.1	0.1	0.3	0.1
Comprehensive income	$99.2	$34.4	$127.5	$134.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$0.3	$3.2
Receivables, net	208.3	176.4
Fuel inventories, at average cost	41.4	35.9
Materials and supplies, at average cost	67.4	64.0
Deferred refueling outage costs	15.3	6.5
Refundable income taxes	16.5	16.6
Deferred income taxes	4.7	3.4
Prepaid expenses	11.1	10.4
Derivative instruments	0.1	0.7
Total	365.1	317.1
Nonutility Property and Investments
Nuclear decommissioning trust fund	102.8	110.5
Other	4.7	6.2
Total	107.5	116.7
Utility Plant, at Original Cost
Electric	5,614.5	5,450.6
Less-accumulated depreciation	2,690.2	2,596.9
Net utility plant in service	2,924.3	2,853.7
Construction work in progress	974.1	530.2
Nuclear fuel, net of amortization of $106.3 and $120.2	60.4	60.6
Total	3,958.8	3,444.5
Deferred Charges and Other Assets
Regulatory assets	368.2	400.1
Other	53.5	13.6
Total	421.7	413.7
Total	$4,853.1	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable to Great Plains Energy	$-	$0.6
Commercial paper	254.7	365.8
Accounts payable	245.6	243.4
Accrued taxes	57.2	19.0
Accrued interest	22.1	9.6
Accrued compensation and benefits	35.1	21.6
Pension and post-retirement liability	2.2	1.1
Derivative instruments	-	28.0
Other	8.6	8.7
Total	625.5	697.8
Deferred Credits and Other Liabilities
Deferred income taxes	638.2	642.2
Deferred tax credits	88.9	27.0
Asset retirement obligations	112.2	94.5
Pension and post-retirement liability	165.0	149.4
Regulatory liabilities	119.8	144.1
Other	52.3	54.2
Total	1,176.4	1,111.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,315.6	1,115.6
Retained earnings	372.8	371.3
Accumulated other comprehensive loss	(14.1)	(7.5)
Total	1,674.3	1,479.4
Long-term debt (Note 11)	1,376.9	1,003.4
Total	3,051.2	2,482.8
Commitments and Contingencies (Note 15)
Total	$4,853.1	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
Operating Revenues	(millions)
Electric revenues	$423.7	$416.0	$1,056.3	$990.8
Operating Expenses
Fuel	79.6	75.6	192.6	186.2
Purchased power	31.3	41.3	100.3	80.4
Operating expenses	79.4	75.7	231.7	223.4
Maintenance	21.3	19.3	78.1	72.2
Depreciation and amortization	51.4	44.1	152.4	130.9
General taxes	32.8	33.0	91.2	87.3
Other	-	-	0.2	0.2
Total	295.8	289.0	846.5	780.6
Operating income	127.9	127.0	209.8	210.2
Non-operating income	7.7	1.3	16.7	6.0
Non-operating expenses	(1.2)	(1.1)	(3.7)	(3.4)
Interest charges	(16.6)	(17.1)	(53.3)	(52.0)
Income before income taxes	117.8	110.1	169.5	160.8
Income taxes	(33.9)	(33.5)	(60.7)	(45.7)
Net income	$83.9	$76.6	$108.8	$115.1

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$108.8	$115.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	152.4	130.9
Amortization of:
Nuclear fuel	10.0	12.6
Other	7.6	3.9
Deferred income taxes, net	(3.6)	16.9
Investment tax credit amortization	(1.1)	(1.1)
Other operating activities (Note 3)	24.5	(14.6)
Net cash from operating activities	298.6	263.7
Cash Flows from Investing Activities
Utility capital expenditures	(605.2)	(359.7)
Allowance for borrowed funds used during construction	(15.9)	(10.6)
Change in restricted cash	-	(146.5)
Purchases of nuclear decommissioning trust investments	(35.1)	(47.1)
Proceeds from nuclear decommissioning trust investments	32.4	44.4
Other investing activities	(8.9)	(4.6)
Net cash from investing activities	(632.7)	(524.1)
Cash Flows from Financing Activities
Issuance of long-term debt	354.5	396.1
Issuance fees	(4.2)	(3.6)
Repayment of long-term debt	-	(225.5)
Net change in short-term borrowings	(111.1)	102.3
Dividends paid to Great Plains Energy	(108.0)	(104.0)
Equity contribution from Great Plains Energy	200.0	94.0
Net cash from financing activities	331.2	259.3
Net Change in Cash and Cash Equivalents	(2.9)	(1.1)
Cash and Cash Equivalents at Beginning of Year	3.2	1.8
Cash and Cash Equivalents at End of Period	$0.3	$0.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2008		2007
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,115.6	1	$1,021.6
Equity contribution from Great Plains Energy		200.0		94.0
Ending balance	1	1,315.6	1	1,115.6
Retained Earnings
Beginning balance		371.3		354.8
Cumulative effect of a change in accounting principle (Note 12)		-		(0.2)
Net income		108.8		115.1
Transfer of HSS to KLT Inc.		0.7		-
Dividends:
Common stock held by Great Plains Energy		(108.0)		(104.0)
Ending balance		372.8		365.7
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(7.5)		6.7
Derivative hedging activity, net of tax		(6.6)		2.3
Ending balance		(14.1)		9.0
Total Common Shareholder's Equity		$1,674.3		$1,490.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Net income	$83.9	$76.6	$108.8	$115.1
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(2.6)	0.4	(10.5)	4.1
Income taxes	1.1	(0.1)	4.3	(1.5)
Net gain (loss) on derivative hedging instruments	(1.5)	0.3	(6.2)	2.6
Reclassification to expenses, net of tax (Note 20)	(0.5)	(0.2)	(0.4)	(0.3)
Derivative hedging activity, net of tax	(2.0)	0.1	(6.6)	2.3
Comprehensive income	$81.9	$76.7	$102.2	$117.4

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are:

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

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also wholly owns MPS Merchant Services, Inc., (MPS Merchant), which has certain long-term natural gas contracts remaining from its former non-regulated trading operations.  Great Plains Energy acquired GMO on July 14, 2008.  See Note 2 for additional information.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries.

•
KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas, Inc., KLT Telecom Inc. and, effective January 2, 2008, HSS, which have no active operations.

•
On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy, L.L.C. (Strategic Energy).  See Note 13 for additional information.  Great Plains Energy indirectly owned 100% of Strategic Energy through its wholly owned subsidiaries KLT Inc. and Innovative Energy Consultants Inc. (IEC).  IEC did not own or operate any assets other than its indirect interest in Strategic Energy.  In July 2008, Great Plains Energy’s former wholly owned subsidiary, IEC, was merged into KLT Inc.

Great Plains Energy’s sole reportable business segment is electric utility.  Prior to September 30, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.  KCP&L’s sole reportable business segment is KCP&L for the periods presented.  See Note 19 for additional information.

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding.  The earnings (loss) per share impact of discontinued operations is determined by dividing income (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
Income	(millions, except per share amounts)
Income from continuing operations	$104.7	$66.0	$112.5	$94.7
Less: preferred stock dividend requirements	0.4	0.3	1.2	1.2
Income available to common shareholders	$104.3	$65.7	$111.3	$93.5
Common Shares Outstanding
Average number of common shares outstanding	113.8	85.6	95.3	84.7
Add: effect of dilutive securities	0.1	0.1	-	0.3
Diluted average number of common shares outstanding	113.9	85.7	95.3	85.0
Basic EPS from continuing operations	$0.92	$0.77	$1.17	$1.11
Diluted EPS from continuing operations	$0.92	$0.77	$1.17	$1.10

The computation of diluted EPS for the three months ended September 30, 2008, excludes anti-dilutive shares consisting of 314,511 performance shares, 458,796 restricted stock shares and 329,055 stock options.  The computation of diluted EPS year to date September 30, 2008, excludes anti-dilutive shares consisting of 364,217 performance shares, 518,159 restricted stock shares and 272,055 stock options.

The computation of diluted EPS for the three months ended and year to date September 30, 2007, excludes anti-dilutive shares consisting of 182,807 and 134,788 performance shares and 421,685 and 381,451 restricted stock shares, respectively.  There were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

Dividends Declared
In October 2008, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable December 19, 2008, to shareholders of record as of November 28, 2008.  The Board of Directors also declared regular quarterly dividends on Great Plains Energy’s preferred stock, payable March 1, 2009, to shareholders of record as of February 6, 2009.

2.	GMO ACQUISITION

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  On October 17, 2008, GMO changed its name from Aquila, Inc. to KCP&L Greater Missouri Operations Company (GMO).  Prior GMO shareholders received $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of GMO common stock.  The total purchase price of the acquisition was approximately $1.7 billion.  Based on the market price of Great Plains Energy common stock during the period including the two trading days before through the two trading days after February 7, 2007, the date that Great Plains Energy and Aquila announced the acquisition, the fair value of the 32.2 million shares of Great Plains Energy common stock issued was approximately $1.0 billion.  Great Plains Energy paid approximately $0.7 billion of cash consideration.  Immediately prior to Great Plains Energy’s acquisition of GMO, Black Hills Corporation (Black Hills) acquired Aquila’s electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  Following the closing of the acquisition, Great Plains Energy wholly owns GMO, including its Missouri-based utility operations consisting of the Missouri Public Service and St. Joseph Light & Power divisions.  GMO is included in Great Plains Energy’s consolidated financial statements beginning as of July 14, 2008.

The transaction received the final required regulatory approval order from the Public Service Commission of the State of Missouri (MPSC) on July 1, 2008.  Certain parties have filed appeals and a motion to stay the order with the Cole County, Missouri, circuit court.  The order remains in effect unless reversed by the courts.

The MPSC order approved the deferral of non-labor transition costs to be amortized over a five-year period beginning with the first post-transaction rate cases to the extent that synergy savings exceed amortization.  In the second quarter of 2008, KCP&L deferred non-labor transition costs as a regulatory asset pursuant to The State Corporation Commission of the State of Kansas (KCC) order approving the Aquila acquisition to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At September 30, 2008, Great Plains Energy had $33.9 million of regulatory assets related to non-labor transition costs, which included $20.7 million at KCP&L and $13.2 million at GMO.

The acquisition was accounted for under the purchase method of accounting.  As a result, the assets and liabilities of Aquila were recorded at their estimated fair values as of July 14, 2008.  The fair values are preliminary and are subject to adjustment as additional information is obtained, but will be finalized within one year from the acquisition date.  The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

	July 14
	2008
Purchase Price Allocation	(millions)
Cash	$677.7
Common stock (32.2 million shares)	1,026.1	(a)
Stock options (0.5 million options)	2.7	(b)
Transaction costs	34.6
Total purchase price	1,741.1

Cash and cash equivalents	949.6
Receivables (net of $2.4 allowance for doubtful accounts)	127.1
Deferred income taxes	497.0
Other current assets	131.6
Utility plant, net	1,641.0
Nonutility property and investments	131.3
Regulatory assets	193.9
Other long-term assets	79.4
Total assets acquired	3,750.9
Current liabilities	315.8
Regulatory liabilities	115.9
Deferred income taxes	252.4
Long-term debt	1,334.2
Other long-term liabilities	143.8
Net assets acquired	1,588.8

Preliminary goodwill	$152.3
(a) The fair value is based on the average closing price of Great Plains Energy common stock of $31.88, the average during the period beginning two trading days before and ending two trading days after February 7, 2007, the announcement of the acquisition, net of issuing costs.
(b) The fair value is calculated by multiplying the stock options outstanding at July 14,
2008, by the option exchange ratio of 0.1569, calculated as defined in the merger agreement.

Great Plains Energy recorded $152.3 million of preliminary goodwill, all of which is included in the electric utility segment.  None of the goodwill is tax deductible.  The factors that contributed to a purchase price that resulted in goodwill were strategic considerations and significant cost savings and synergies including: expanded regulated electric utility business; adjacent regulated electric utility territories; increased GMO financial strength and flexibility; improved reliability and customer service and disposition of non-strategic gas operations.

In connection with the acquisition of GMO, Great Plains Energy recognized an intangible liability of approximately $25.9 million associated with the remaining natural gas contracts of MPS Merchant, its non-regulated former wholesale energy trading operations, that do not qualify as derivatives under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The carrying amount of this intangible liability was approximately $26.2 million at September 30, 2008, and is reported as a component of other liabilities on Great Plains Energy’s consolidated balance sheet.  The balance will be amortized into expense through March 31, 2017, based on volumes of the underlying contracts.  Amortization for the remainder of 2008 is estimated at $0.8 million and $4.4 million for each of 2009 and 2010.

The following table provides unaudited pro forma results of operations for Great Plains Energy for the three months and year to date ended September 30, 2008, as if the acquisition had occurred January 1, 2008.  The table also provides unaudited pro forma results of operations for Great Plains Energy for the three months and year to date September 30, 2007, as if the acquisition had occurred January 1, 2007.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008 or January 1, 2007.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions, except per share amounts)
Operating revenues	$624.7	$650.7	$1,569.7	$1,500.4
Income from continuing operations	$102.0	$120.3	$114.2	$102.8
Net income	$102.3	$116.4	$149.2	$119.2
Earnings available for common shareholders	$101.9	$116.1	$148.0	$118.0

Basic earnings per common share from
continuing operations	$0.89	$1.02	$1.19	$0.87
Basic earnings per common share	$0.89	$0.99	$1.56	$1.01

Diluted earnings per common share from
continuing operations	$0.89	$1.02	$1.19	$0.87
Diluted earnings per common share	$0.89	$0.99	$1.56	$1.01

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$9.8	$(136.3)
Fuel inventories	(0.9)	(8.4)
Materials and supplies	(2.7)	(3.5)
Accounts payable	(1.4)	26.3
Accrued taxes	116.4	59.2
Accrued interest	19.2	7.1
Deferred refueling outage costs	(8.8)	5.8
Accrued plant maintenance costs	1.2	-
Pension and post-retirement benefit obligations	6.3	16.8
Allowance for equity funds used during construction	(14.3)	(0.6)
Deferred acquisition costs	(13.2)	(12.1)
T-Lock settlement	(41.2)	(4.5)
Fuel adjustment clauses	(5.6)	-
Proceeds from forward starting swaps	-	3.3
Other	(31.7)	(10.8)
Total other operating activities	$33.1	$(57.7)
Cash paid during the period:
Interest	$50.9	$58.6
Income taxes	$19.0	$3.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$73.5	$52.5

KCP&L Other Operating Activities
Year to Date September 30	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$9.5	$(63.3)
Fuel inventories	(5.7)	(8.4)
Materials and supplies	(3.4)	(3.5)
Accounts payable	12.6	(24.9)
Accrued taxes	102.1	61.1
Accrued interest	12.5	6.6
Deferred refueling outage costs	(8.8)	5.8
Pension and post-retirement benefit obligations	-	14.9
Allowance for equity funds used during construction	(14.3)	(0.6)
T-Lock settlement	(41.2)	-
Kansas Energy Cost Adjustment	(5.5)	-
Proceeds from forward starting swaps	-	3.3
Other	(33.3)	(5.6)
Total other operating activities	$24.5	$(14.6)
Cash paid during the period:
Interest	$40.7	$44.0
Income taxes	$4.0	$7.5
Non-cash investing activities:
Liabilities assumed for capital expenditures	$67.4	$52.5

Other Significant Non-Cash Items
On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  The total purchase price of the acquisition was approximately $1.7 billion.  The fair value of the 32.2 million shares of Great Plains Energy common stock issued was approximately $1.0 billion.  Great Plains Energy paid approximately $0.7 billion of cash consideration.  See Note 2 for additional information.

Year to date September 30, 2008, KCP&L recorded a $15.6 million net increase in Asset Retirement Obligation (ARO) with a corresponding increase in net utility plant as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s generating stations and an update to the cost estimates to decommission Wolf Creek Generating Station (Wolf Creek).  This activity had no impact on Great Plains Energy’s or KCP&L’s 2008 cash flows.  See Note 18 for additional information.

In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the redemption of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	September 30	December 31
	2008	2007
KCP&L	(millions)
Customer accounts receivable - billed	$27.3	$7.6
Customer accounts receivable - unbilled	45.8	37.7
Allowance for doubtful accounts	(1.4)	(1.2)
Intercompany receivables	37.3	10.5
Other receivables	99.3	121.8
Total	$208.3	$176.4
Great Plains Energy
Customer accounts receivable - billed	$98.1	$7.6
Customer accounts receivable - unbilled	68.4	37.7
Allowance for doubtful accounts	(4.0)	(1.2)
Other receivables	187.9	132.4
Elimination of KCP&L intercompany receivables	(37.3)	(10.5)
Total	$313.1	$166.0

Great Plains Energy’s and KCP&L’s other receivables at September 30, 2008, and December 31, 2007, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at September 30, 2008 and 2007.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement was extended for one year in July 2008.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended September 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(372.6)	$372.6	$-
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.5	(0.2)
Servicing fees	1.0	(1.0)	-
Fees to outside investor	-	(0.6)	(0.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(363.8)	363.8	-
Cash paid to KCP&L for receivables purchased	359.3	(359.3)	-
Servicing fees	1.0	(1.0)	-
Interest on intercompany note	0.8	(0.8)	-

		Receivables	Consolidated
Year to Date September 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(896.2)	$896.2	$-
Gain (loss) on sale of accounts receivable (a)	(11.3)	10.9	(0.4)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(1.9)	(1.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(873.9)	873.9	-
Cash paid to KCP&L for receivables purchased	863.0	(863.0)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	1.6	(1.6)	-

		Receivables	Consolidated
Three Months Ended September 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(364.8)	$364.8	$-
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.3	(0.4)
Servicing fees	1.0	(1.0)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to Receivables Company	(342.6)	342.6	-
Cash paid to KCP&L for receivables purchased	338.3	(338.3)	-
Servicing fees	1.0	(1.0)	-
Interest on intercompany note	1.3	(1.3)	-

		Receivables	Consolidated
Year to Date September 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(857.0)	$857.0	$-
Gain (loss) on sale of accounts receivable (a)	(10.5)	9.6	(0.9)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(3.0)	(3.0)

Cash flows during the period
Cash from customers transferred to Receivables Company	(815.0)	815.0	-
Cash paid to KCP&L for receivables purchased	805.3	(805.3)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	2.5	(2.5)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  Great Plains Energy acquired several real estate properties that will not be used.  These real estate properties are available for immediate sale in their present condition.  Management believes it is probable the sales will be completed within one year and is taking available actions to make such sales probable.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheet.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.  The most recent study was submitted to the MPSC and KCC in August 2008 and is the basis for the current cost of decommissioning estimates in the following table.  KCP&L did not request an increase in funding levels and estimated that the current annual contribution will be adequate to cover the decommissioning costs of Wolf Creek.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2008 dollars)	$ 594	$ 279
Future cost of decommissioning (in 2045-2053 dollars) (a)	3,335	1,568

Annual escalation factor	4.40%
Annual return on trust assets (b)	6.48%
(a)	Total future cost over an eight year decommissioning period.
(b)	The 6.48% rate of return is through 2025. The rate then systematically decreases through 2053 to 2.82% based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

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

Spent Nuclear Fuel and Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  On June 3, 2008, the DOE filed with the NRC an application for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  On September 8, 2008, the NRC found the application sufficiently complete to undergo a technical licensing review and therefore docketed the application.  The DOE has indicated that, assuming the NRC approves the application in the next three to four years, the DOE could be ready to begin accepting spent nuclear fuel by 2020, but only if Congress provides adequate funding for the project.  Management cannot predict when this site may be available for Wolf Creek.  Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel.  Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025.  If the DOE meets its revised timetable for accepting spent fuel for disposal by 2020, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2028.  Management can make no assurance that the DOE will meet its revised timetable and will continue to monitor this activity.  See Note 17 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste at an existing third-party repository.  Effective July 1, 2008, the State of South Carolina no longer accepts low-level radioactive waste at its disposal site at Barnwell, South Carolina, except for waste from generators located in South Carolina, Connecticut, and New Jersey, the three states that make up the Atlantic Interstate Low-Level Radioactive Waste Management Compact.  Management expects that another site in the state of Utah will remain available to Wolf Creek.  Should disposal capability become unavailable, management believes Wolf Creek will be able to store its low-level radioactive waste in an on-site facility and that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

7.	REGULATORY MATTERS

Regulatory Proceedings
On September 5, 2008, KCP&L filed requests for annual rate increases with the MPSC and KCC and GMO filed requests for annual rate increases with the MPSC, with new rates expected to be effective in the third quarter of 2009.  The following table summarizes the requests.

		Annual Revenue Increase
			Additional		Return	Rate-making
Rate Jurisdiction (1)	File Date	Traditional (2)	Amortization	Total (3)	on Equity	Equity Ratio

GMO (MPS)	9/5/2008	$66.0	$-	$66.0	10.75%	53.82%

GMO (L&P)	9/5/2008	17.1	-	17.1	10.75%	53.82%

GMO (Steam)	9/5/2008	1.3	-	1.3	10.75%	53.82%

KCP&L (MO)	9/5/2008	86.4	15.1	101.5	10.75%	53.82%

KCP&L (KS)	9/5/2008	60.4	11.2	71.6	10.75%	55.39%

Total		$231.2	$26.3	$257.5

(1) Rate Jurisdiction Areas:
GMO (MPS):  Represents the area served by GMO's Missouri Public Service division
GMO (L&P):  Represents the area served by GMO's St. Joseph Light & Power division
GMO (Steam):  Former St. Joseph Light & Power steam customers
KCP&L (MO):  KCP&L Missouri customers
KCP&L (KS):  KCP&L Kansas customers

(2) The amounts in this column reflect the revenue requirements calculated using the traditional rate case methodologies, which exclude additional amortization amounts to help maintain cash flow levels

(3) Excludes amounts recovered through KCP&L’s Kansas energy cost adjustment and GMO’s fuel adjustment clause

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

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.  Great Plains Energy’s total share of Iatan No. 2 is 73%, which consists of KCP&L’s 55% share and GMO’s 18% share.  Great Plains Energy’s 73% share of the total projected cost of Iatan No. 2 is $1.321 billion - $1.397 billion.

•	The anticipated in-service date for Iatan No. 2 continues to be the summer of 2010

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10-K.  Great Plains Energy’s total share of Iatan No. 1 is 88%, which consists of KCP&L’s 70% share and GMO’s 18% share.  Great Plains Energy’s 88% share of the total projected cost of the Iatan No. 1 environmental project is $415 million - $440 million.

•	The in-service date for the Iatan No. 1 environmental project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

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

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  KCP&L had entered into agreements to acquire 100MW of wind generation for approximately $215 million.  In October 2008, KCP&L provided notice to terminate this contract; however, management is currently in discussions with the developer to explore alternatives.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

The asset management and customer programs included in KCP&L’s Comprehensive Energy Plan are progressing on target.

GMO RTO Application
GMO’s application to join the Midwest Independent Transmission System Operator, Inc. (MISO) Regional Transmission Organization (RTO) was denied by the MPSC in October 2008.  GMO expects to request MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP), but there is no assurance regarding the outcome of the expected request.

KCP&L Missouri 2006 Rate Case Appeal
On December 21, 2006, the MPSC issued an order approving an approximate $51 million increase in annual revenues effective January 1, 2007.  Appeals of the MPSC order were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and that decision was appealed by Trigen-Kansas City Energy Corporation.  Trigen-Kansas City Energy Corporation withdrew its appeal on June 3, 2008.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following table.  Regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s and GMO’s rate base, thereby providing a return on invested costs.  Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.

			GMO		Great Plains Energy
September 30, 2008	KCP&L
Regulatory Assets	(millions)
Taxes recoverable through future rates	$72.7		$45.9		$118.6
Loss on reacquired debt	5.8	(a)	0.4	(a)	6.2
Cost of removal	10.5		-		10.5
Asset retirement obligations	20.4		11.9		32.3
SFAS No. 158 pension and post-retirement costs	115.9	(c)	49.4	(c)	165.3
Other pension and post-retirement costs	78.9	(d)	20.1	(d)	99.0
Environmental remediation	-		1.9	(h)	1.9
Deferred customer programs	21.4	(e)	-		21.4
Rate case expenses	2.3	(f)	0.6	(f)	2.9
Skill set realignment costs	7.8	(g)	-		7.8
Under-recovery of energy costs	5.5	(h)	35.9	(h)	41.4
Acquisition transition non-labor costs	20.7		13.2		33.9
St. Joseph Light & Power acquisition	-		3.7	(h)	3.7
Storm damage	-		6.8	(h)	6.8
Other	6.3	(i)	3.7	(i)	10.0
Total	$368.2		$193.5		$561.7
Regulatory Liabilities
Emission allowances	$86.6		$1.1		$87.7
Asset retirement obligations	29.9		-		29.9
Pension	-		25.9		25.9
Cost of removal	-		56.2	(j)	56.2
Other	3.3		8.6		11.9
Total	$119.8		$91.8		$211.6

	KCP&L and
December 31, 2007	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$66.5
Loss on reacquired debt	5.9	(a)
Change in depreciable life of Wolf Creek	45.4	(b)
Cost of removal	8.4
Asset retirement obligations	18.5
SFAS No. 158 pension and post-retirement costs	146.8	(c)
Other pension and post-retirement costs	76.1
Deferred customer programs	11.6
Rate case expenses	3.2
Skill set realignment costs	8.9
Other	8.8
Total	$400.1
Regulatory Liabilities
Emission allowances	$87.5
Asset retirement obligations	39.4
Additional Wolf Creek amortization (Missouri)	14.6	(b)
Other	2.6
Total	$144.1

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
Consistent with current ratemaking treatment in Missouri and Kansas, KCP&L reclassified the regulatory assets for change in depreciable life of Wolf Creek of $45.4 million (Missouri and Kansas) and the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million at December 31, 2007, to accumulated depreciation in the second quarter of 2008.

(c)
KCP&L’s regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at September 30, 2008, is more than offset by related liabilities, not included in rate base.  GMO’s regulatory asset for SFAS No. 158 at September 30, 2008, includes $42.0 million, net of related liabilities, not included in rate base.  This regulatory asset represents the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

(d)
KCP&L’s regulatory asset for other pension and post-retirement costs at September 30, 2008, includes $52.1 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $10.5 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  GMO’s regulatory asset for other pension and post-retirement costs at September 30, 2008, is in rate base and is amortized over various periods.

(e)	$8.6 million not included in rate base.
(f)	$1.4 million not included in rate base and amortized over various periods at KCP&L. $0.4 million not included in rate base and amortized over various periods at GMO.
(g)	$3.7 million not included in rate base and amortized through 2017.
(h)	Not included in rate base.
(i)	Certain insignificant items are not included in rate base and amortized over various periods.
(j)	Estimated cumulative net provision for future removal costs.

8.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, Services and WCNOC and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

Year to date September 30, 2008, the Company contributed $21.7 million to the plans and expects to contribute an additional $7.7 million to satisfy the funding requirements of Employee Retirement Income Security Act of 1974, as amended (ERISA) and the 2007 MPSC and KCC rate orders.  In addition, the Company plans to make a voluntary contribution in the fourth quarter of 2008 of approximately $18.0 million to maintain the funded status of the qualified benefit plans.  The contributions will be paid by KCP&L.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under SFAS No. 87 and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, Services and WCNOC.  The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

As a result of the GMO acquisition on July 14, 2008, the Company’s 2008 pension and post-retirement expenses under SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions,” are expected to increase $2.4 million and $1.1 million, respectively.  The following table provides the changes in the funded status of the plans and the regulatory assets and liabilities at the date of acquisition.

	Pension Benefit	Other Benefits
	(millions)
Projected benefit obligation	$194.4	$38.9
Fair value of plan assets	168.1	15.5
Funded status	(26.3)	(23.4)
Regulatory assets	51.3	14.9
Regulatory liabilities	32.3	-

Current and former employees of GMO’s Colorado electric and Colorado, Iowa, Kansas and Nebraska gas utility operations that were acquired by Black Hills participated in GMO’s qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plan.  Under the asset purchase agreements, Black Hills assumed the accrued pension obligations owed to the current and former employees of the operations they acquired.  After closing, approximately $107.5 million of qualified benefit plan assets were transferred to a comparable plan established by Black Hills in accordance with the terms of the asset purchase agreements based on an estimate of 95% of the amount required to be transferred under applicable ERISA regulations.  The determination of the final plan asset transfer is expected to be completed by plan actuaries prior to December 31, 2008.  The $168.1 million fair value of plan assets in the table above is after reflecting the Company’s best estimate of the total transfer.  The Company expects to make a voluntary contribution of approximately $12 million to the qualified defined benefit plan after the completion of the final plan asset transfer to maintain the funded status of the plan.

Under the terms of the GMO acquisition, Great Plains Energy funded $19.1 million to a rabbi trust associated with the SERP.  Approximately $1.6 million of the assets of this rabbi trust were transferred to a comparable plan established by Black Hills.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

Great Plains Energy
	Pension Benefits		Other Benefits
Three Months Ended September 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$5.8	$4.6	$0.5	$0.3
Interest cost	10.7	7.5	1.7	1.0
Expected return on plan assets	(11.0)	(7.4)	(0.3)	(0.1)
Prior service cost	1.3	1.1	0.9	0.7
Recognized net actuarial loss	8.1	8.8	0.1	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	14.9	14.6	3.2	2.3
Regulatory adjustment	(0.8)	(2.1)	(0.1)	-
Net periodic benefit costs	$14.1	$12.5	$3.1	$2.3

Great Plains Energy
	Pension Benefits		Other Benefits
Year to Date September 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$14.8	$13.8	$1.3	$0.8
Interest cost	26.6	22.4	3.9	2.8
Expected return on plan assets	(27.1)	(22.2)	(0.7)	(0.5)
Prior service cost	3.4	3.3	2.3	1.4
Recognized net actuarial loss	24.2	26.5	0.4	0.4
Transition obligation	-	-	0.9	0.9
Settlement charge	-	-	-	0.3
Net periodic benefit costs before
regulatory adjustment	41.9	43.8	8.1	6.1
Regulatory adjustment	(3.1)	(6.3)	(0.1)	-
Net periodic benefit costs	$38.8	$37.5	$8.0	$6.1

KCP&L
	Pension Benefits		Other Benefits
Three Months Ended September 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$5.7	$4.5	$0.3	$0.3
Interest cost	10.3	7.4	1.3	1.0
Expected return on plan assets	(10.5)	(7.3)	(0.2)	(0.1)
Prior service cost	1.3	1.1	0.6	0.7
Recognized net actuarial loss	8.0	8.7	0.1	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	14.8	14.4	2.4	2.3
Regulatory adjustment	(2.4)	(2.1)	(0.1)	-
Net periodic benefit costs	$12.4	$12.3	$2.3	$2.3

KCP&L
	Pension Benefits		Other Benefits
Year to Date September 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$14.6	$13.6	$1.1	$0.8
Interest cost	26.0	22.1	3.5	2.8
Expected return on plan assets	(26.4)	(21.9)	(0.6)	(0.5)
Prior service cost	3.4	3.2	2.0	1.4
Recognized net actuarial loss	23.9	26.1	0.4	0.4
Transition obligation	-	-	0.9	0.9
Settlement charge	-	-	-	0.3
Net periodic benefit costs before
regulatory adjustment	41.5	43.1	7.3	6.1
Regulatory adjustment	(4.6)	(6.3)	(0.1)	-
Net periodic benefit costs	$36.9	$36.8	$7.2	$6.1

9.	EQUITY COMPENSATION

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

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
Great Plains Energy	(millions)
Compensation expense	$2.0	$2.1	$6.9	$4.7
Income tax benefits	0.6	0.8	2.1	1.8
KCP&L
Compensation expense	1.7	1.4	4.7	3.1
Income tax benefits	0.5	0.6	1.6	1.2

Performance Shares
Performance share activity year to date September 30, 2008, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	309,689	$30.34
Performance adjustment	(71,616)
Granted	129,296	26.22
Issued	(49,709)	31.28
Forfeited	(3,149)	32.87
Ending balance	314,511	28.47
* weighted-average

At September 30, 2008, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2008 was $26.22.  The weighted-average grant-date fair value of shares granted year to date September 30, 2007 was $32.00.  At September 30, 2008, there was $3.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock related to performance shares issued was $1.6 million year to date September 30, 2008, and $1.3 million for the same period in 2007.

Restricted Stock
Restricted stock activity year to date September 30, 2008, is summarized in the following table.

	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	446,882	$31.38
Granted and issued	88,064	26.09
Vested	(71,602)	30.15
Forfeited	(4,548)	32.87
Ending balance	458,796	30.54
* weighted-average

At September 30, 2008, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2008, was $25.72 and $26.09, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2007, was $27.76 and $31.93, respectively.  At September 30, 2008, there was $5.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date September 30, 2008, was zero and $2.2 million, respectively and $0.3 million year to date September 30, 2007.

Stock Options
Stock option activity year to date September 30, 2008, is summarized in the following table.  All stock options are fully vested at September 30, 2008.

		Exercise
Stock Options	Shares	Price*
Beginning balance	109,472	$25.52
GMO acquisition	465,901	96.04
Exercised	(9,356)	21.46
Forfeited or expired	(22,651)	203.91
Outstanding and exercisable at September 30	543,366	78.62
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months and year to date September 30, 2008, was $21.46 per share.  The aggregate intrinsic value of options exercised was insignificant.  The following table summarizes all outstanding and exercisable stock options as of September 30, 2008.

	Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21 - $11.64	66,778	1.2	$ 11.54
$23.91 - 27.73	257,005	3.2	24.60
$121.90 - 181.11	181,413	0.9	149.68
$221.82 - 251.86	38,170	2.6	221.97
Total	543,366	2.2

At September 30, 2008, the aggregate intrinsic value of in the money outstanding and exercisable options was $0.7 million.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Prior to 2008, there were no shares of Great Plains Energy common stock issued to non-employee directors under Great Plains Energy’s Long-Term Incentive Plan.  At September 30, 2008, there were 7,428 shares of director deferred share units outstanding at a weighted-average grant-date fair value of $28.13 per share.  The total fair value of shares of director deferred share units issued was insignificant and $0.2 million for the three months ended and year to date September 30, 2008, respectively.

10.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2008, Great Plains Energy was in compliance with this covenant.  At September 30, 2008, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 3.64% and had issued letters of credit totaling $48.0 million under the credit facility.  At December 31, 2007, Great Plains Energy had $42.0 million of outstanding cash borrowings with a weighted-average interest rate of 5.44% and had issued letters of credit totaling $98.6 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2008, KCP&L was in compliance with this covenant.  At September 30, 2008, KCP&L had $254.7 million of commercial paper outstanding, at a weighted-average interest rate of 5.10%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2007, KCP&L had $365.8 million of commercial paper outstanding, at a weighted-average interest rate of 5.92%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
In September 2008, GMO entered into a new $400 million revolving credit facility with a group of banks that expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2008, GMO was in compliance with this covenant.  At September 30, 2008, GMO had no outstanding cash borrowings and no letters of credit outstanding under the credit facility.

GMO’s $65 Million Revolving Credit Facility
GMO’s $65 million revolving credit facility expires in April 2009.  Borrowings under this facility are secured by the accounts receivable generated by GMO’s regulated utility operations.  A default by GMO on other indebtedness totaling more than $40.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 75% from October 1, 2007 through September 30, 2008, and not greater than 70%

from October 1, 2008, until the termination of the agreement.  GMO is required to maintain a ratio of EBITDA to interest expense for the period October 1, 2007, through September 30, 2008, greater than 1.4 to 1.0 and October 1, 2008 to the termination of the agreement, greater than 1.6 to 1.0.  At September 30, 2008, GMO was in compliance with these covenants.  At September 30, 2008, GMO had $17.0 million of outstanding cash borrowings with a weighted-average interest rate of 5.0%.

11.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2008	2007
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
Senior Notes
6.50%	2011	150.0	150.0
5.85%	2017	250.0	250.0
6.375%	2018	350.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.8)	(1.9)
EIRR bonds
4.65% Series 2005	2035	50.0	50.0
5.125% Series 2007A-1	2035	63.3	-
5.00% Series 2007A-2	2035	10.0	-
4.75% Series 2007A		-	73.3
5.375% Series 2007B	2035	73.2	73.2
4.90% Series 2008	2038	23.4	-
Total KCP&L		1,376.9	1,003.4

GMO
First Mortgage Bonds
9.44% Series	2009-2021	14.6	-
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	-
4.02% Wamego Series 1996	2026	7.3	-
5.553% State Environmental 1993	2028	5.0	-
Senior Notes
7.625% Series	2009	68.5	-
7.95% Series	2011	137.3	-
7.75% Series	2011	197.0	-
11.875% Series	2012	500.0	-
8.27% Series	2021	80.9	-
Fair Value Adjustment		126.0	-
Medium Term Notes
7.16% Series	2013	6.0	-
7.33% Series	2023	3.0	-
7.17% Series	2023	7.0	-
Other	2009	1.5	-
Current maturities		(2.4)	-
Total GMO		1,157.3	-

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
Unamortized discount		(0.5)	(0.5)
7.74% Affordable Housing Notes	2008	0.3	0.3
Current maturities		(0.3)	(0.3)
Total Great Plains Energy excluding current maturities		$2,633.7	$1,102.9
* Weighted-average interest rates at September 30, 2008.

The fair value adjustment for GMO represents the $133.3 million adjustment, net of current period amortization of $7.3 million, to record GMO’s debt related to the 11.875% series and 7.75% series Senior Notes that are not reflected in rates as of the acquisition date at estimated fair value.  The increase in the fair value of the debt will be amortized as a reduction to interest expense over the remaining life of the individual debt issues.  Amortization for the remainder of 2008, 2009 and 2010 is estimated at $8.3 million, $32.9 million and $34.6 million, respectively.

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

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  KCP&L recorded a $15.9 million short-term receivable and a $7.5 million long-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear interest at a daily rate equal to 10% per annum until all the bonds are successfully remarketed.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
KCP&L	$0.4	$0.5	$1.2	$1.3
Other Great Plains Energy	0.3	0.1	0.6	0.8
Total Great Plains Energy	$0.7	$0.6	$1.8	$2.1

12.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	September 30		September 30
Great Plains Energy	2008	2007	2008	2007
Current income taxes	(millions)
Federal	$30.3	$16.7	$10.6	$23.8
State	(5.3)	4.9	1.0	4.5
Total	25.0	21.6	11.6	28.3
Deferred income taxes
Federal	3.5	5.8	(13.1)	19.1
State	9.3	(2.2)	40.5	1.7
Total	12.8	3.6	27.4	20.8
Noncurrent income taxes
Federal	(1.7)	(0.8)	(0.4)	(1.8)
State	(1.0)	(0.5)	(0.7)	(0.1)
Total	(2.7)	(1.3)	(1.1)	(1.9)
Investment tax credit
Deferral	11.5	-	63.0	-
Amortization	(0.6)	(0.4)	(1.3)	(1.1)
Total	10.9	(0.4)	61.7	(1.1)
Total income tax expense	46.0	23.5	99.6	46.1
Less: taxes on discontinued operations
Current tax expense	0.1	3.3	25.8	(1.9)
Deferred tax expense (benefit)	-	(7.9)	4.5	11.6
Noncurrent income tax expense	-	-	0.9	-
Income taxes on continuing operations	$45.9	$28.1	$68.4	$36.4

	Three Months Ended		Year to Date
	September 30		September 30
KCP&L	2008	2007	2008	2007
Current income taxes	(millions)
Federal	$37.7	$14.9	$3.1	$27.3
State	1.6	2.9	1.9	4.7
Total	39.3	17.8	5.0	32.0
Deferred income taxes
Federal	(15.8)	15.9	(37.4)	15.1
State	2.6	1.8	33.8	1.8
Total	(13.2)	17.7	(3.6)	16.9
Noncurrent income taxes
Federal	(2.9)	(1.1)	(2.3)	(2.1)
State	(0.4)	(0.5)	(0.3)	-
Total	(3.3)	(1.6)	(2.6)	(2.1)
Investment tax credit
Deferral	11.5	-	63.0	-
Amortization	(0.4)	(0.4)	(1.1)	(1.1)
Total	11.1	(0.4)	61.9	(1.1)
Total	$33.9	$33.5	$60.7	$45.7

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$52.7	$32.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.2)	0.8	(0.8)	0.8
Amortization of investment tax credits	(0.6)	(0.4)	(0.4)	(0.4)
Federal income tax credits	(2.1)	(3.1)	(1.4)	(3.3)
State income taxes	2.0	2.3	1.3	2.5
Changes in uncertain tax positions, net	0.8	-	0.6	0.1
GMO transaction costs	(1.6)	(2.9)	(1.0)	(3.1)
Other	(4.1)	(1.5)	(2.8)	(1.8)
Total	$45.9	$28.1	30.5%	29.8%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date September 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$63.3	$45.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.5)	2.5	(1.4)	1.9
Amortization of investment tax credits	(1.3)	(1.1)	(0.7)	(0.8)
Federal income tax credits	(7.1)	(6.9)	(3.9)	(5.3)
State income taxes	2.9	1.6	1.6	1.2
Rate change on deferred taxes	19.3	-	10.7	-
Changes in uncertain tax positions, net	0.2	0.2	0.1	0.2
GMO transaction costs	(1.9)	(2.9)	(1.0)	(2.2)
Other	(4.5)	(2.9)	(2.6)	(2.3)
Total	$68.4	$36.4	37.8%	27.7%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$41.2	$38.6	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.7)	0.8	(1.4)	0.7
Amortization of investment tax credits	(0.4)	(0.4)	(0.3)	(0.3)
Federal income tax credits	(1.9)	(2.6)	(1.6)	(2.3)
State income taxes	2.6	3.3	2.2	3.0
Changes in uncertain tax positions, net	0.1	(0.3)	0.1	(0.2)
Parent company tax benefits (a)	(1.5)	(4.4)	(1.3)	(4.0)
Other	(4.5)	(1.5)	(3.9)	(1.5)
Total	$33.9	$33.5	28.8%	30.4%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date September 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$59.3	$56.3	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(3.0)	2.5	(1.8)	1.6
Amortization of investment tax credits	(1.1)	(1.1)	(0.6)	(0.7)
Federal income tax credits	(6.8)	(5.7)	(4.0)	(3.5)
State income taxes	3.9	4.6	2.3	2.9
Rate change on deferred taxes	20.3	-	12.0	-
Changes in uncertain tax positions, net	(0.5)	(0.1)	(0.3)	(0.1)
Parent company tax benefits (a)	(6.7)	(7.6)	(3.9)	(4.7)
Other	(4.7)	(3.2)	(2.9)	(2.1)
Total	$60.7	$45.7	35.8%	28.4%
(a) The tax sharing between Great Plains Energy and its subsidiaries was modified on July 14, 2008. As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

SFAS No. 109, “Accounting for Income Taxes,” requires companies to adjust deferred tax assets and liabilities to reflect tax rates that are anticipated to be in effect when timing differences reverse.  Due to the sale of Strategic Energy during the second quarter of 2008, the composite tax rate for the companies is expected to increase as a result of the change in composition of states that Great Plains Energy conducts business.  Therefore, deferred tax assets and liabilities have been adjusted to reflect the expected increase in the composite tax rate.  The impact of the increase in the composite tax rate on deferred tax assets and liabilities resulted in tax expense for Great Plains Energy and KCP&L of $19.3 million and $20.3 million, respectively, year to date September 30, 2008.

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits that was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.

At September 30, 2008 and December 31, 2007, Great Plains Energy had $105.9 million and $21.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $3.4 million and $3.6 million at September 30, 2008, and December 31, 2007, respectively, are expected to impact the effective tax rate if recognized.  Unrecognized tax benefits of $85.3 million acquired with GMO are expected to impact goodwill if recognized within one year from the July 14, 2008, acquisition date.  The $84.0 million increase in unrecognized tax benefits is primarily due to an increase of $86.2 million for unrecognized tax benefits acquired in the acquisition of GMO offset by a decrease of $8.5 million for unrecognized tax benefits due to Joint Committee approval on July 31, 2008, of the Federal audit for the 2000-2003 tax years.

At September 30, 2008, and December 31, 2007, KCP&L had $17.1 million and $19.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $1.3 million is expected to impact the effective tax rate if recognized at September 30, 2008, and December 31, 2007.  The $2.5 million decrease in unrecognized tax benefits is primarily due to a decrease of $7.4 million of unrecognized tax benefits due to Joint Committee approval of the Great Plains Energy Federal audit for the 2000-2003 tax years.

The following table reflects the activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax positions.

	Great Plains
	Energy	KCP&L
	(millions)
Balance at January 1, 2008	$21.9	$19.6
Additions for current year tax positions	4.4	2.8
Additions for prior year tax positions	2.6	2.6
Additions for GMO prior year tax positions	86.2	-
Reductions for prior year tax positions	(0.7)	(0.5)
Settlements	(8.5)	(7.4)
Balance at September 30, 2008	$105.9	$17.1

For the three months ended September 30, 2008, Great Plains Energy and KCP&L recognized a reduction of interest expense of $8.2 million and $2.3 million, respectively, related to unrecognized tax benefits.  Year to date September 30, 2008, Great Plains Energy and KCP&L recognized a reduction of $6.8 million and $1.8 million, respectively, of interest expense related to unrecognized tax benefits.  The reduction in interest expense for both Great Plains Energy and KCP&L is related to the Joint Committee approval of the Great Plains Energy Federal audit for the 2000-2003 tax years.  At September 30, 2008, and December 31, 2007, accrued interest related to unrecognized tax benefits for Great Plains Energy was $1.9 million and $8.4 million, respectively.  KCP&L had accrued interest related to unrecognized tax benefits of $1.6 million and $3.4 million, respectively, at September 30, 2008 and December 31, 2007.  Amounts accrued for penalties with respect to unrecognized tax benefits are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2004 tax year and GMO and its subsidiaries for the 2003-2004 tax years.  It is reasonably possible that a settlement may be reached for both audits within the next twelve months.  If settled, the estimated amount of unrecognized tax benefits to be recognized is $86 million to $89 million for Great Plains Energy and $2 million to $3 million for KCP&L.

Advanced Coal Credit
On April 28, 2008, KCP&L was notified that its application filed in 2007 for $125.0 million in advanced coal investment tax credits (ITC) was approved by the IRS.  The credit is based on the amount of expenses incurred on the construction of Iatan No. 2.  Additionally, in order to meet the advanced clean coal standards and avoid forfeiture and/or the recapture of tax credits in the future, KCP&L must meet or exceed certain environmental performance standards for at least five years once the plant is placed in service.  As a result, Great Plains Energy and KCP&L recognized federal tax benefits related to costs incurred to date on the plant of $11.5 million and $63.0 million for the three months and year to date September 30, 2008, respectively.  However, tax laws require the companies to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized deferred ITC expense of $11.5 million and $63.0 million for the three months ended and year to date September 30, 2008, respectively.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

13.	DISCONTINUED OPERATIONS - SALE OF STRATEGIC ENERGY

In 2007, Great Plains Energy retained a financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million, including the base purchase price of $300.0 million plus an estimated working capital adjustment of $5.3 million, which was subject to final adjustment pursuant to the terms of the purchase agreement.  The final working capital adjustment was completed in September 2008, resulting in an additional $2.4 million to Great Plains Energy.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Strategic Energy is reported as discontinued operations for the periods presented.

Under the terms of the purchase agreement with Direct Energy, Great Plains Energy indemnifies Direct Energy for various matters, including: breaches of representations, warranties and covenants; funds advanced by Strategic Energy to certain of its channel partners if such funds become uncollectible before December 2, 2009 (approximately $8 million, excluding commission offsets); and losses associated with litigation and other certain claims to the extent such losses exceed $7.5 million in the aggregate.  Great Plains Energy reserved $2.0 million in the third quarter of 2008 with respect to the indemnification obligations.

The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Revenues	$-	$576.0	$667.4	$1,470.1

Income (loss) from operations before income taxes (a)	$-	$(8.5)	$182.4	$26.1
Income (loss) on disposal before income taxes	0.4	-	(116.2)	-
Total income (loss) on discontinued operations
before income taxes	0.4	(8.5)	66.2	26.1
Income taxes	(0.1)	4.6	(31.2)	(9.7)
Income (loss) from discontinued operations,
net of income taxes	$0.3	$(3.9)	$35.0	$16.4
(a) Year to date September 30, 2008, amount includes $189.1 million, of unrealized net gains related to derivative contracts.

The following table provides additional information regarding the net cash proceeds and loss on sale of Strategic Energy.

Sale of Strategic Energy
	(millions)
Net cash proceeds			$273.1
Income taxes on sale			34.6
Gross cash proceeds			307.7

Net assets of discontinued operations at December 31, 2007	$233.7
Intercompany liabilities not in discontinued operations	(3.0)
Income taxes on parent included in discontinued operations	6.2
Book value of investment in Strategic Energy at December 31, 2007		$236.9
Increase (decrease) to book value:
Net income (a)		187.8
Change in OCI		(14.2)
Equity contribution from parent		14.4
Distributions to parent		(3.0)
Book value of investment in Strategic Energy at June 2, 2008			421.9
Reserve for indemnification obligations			2.0

Loss on disposal before income taxes			$(116.2)
(a) Amount includes $189.1 million of unrealized net gains related to derivatives contracts.

Strategic Energy’s assets and liabilities of discontinued operations are summarized in the following table.

December 31
2007
Assets	(millions)
Cash	$43.1
Restricted cash	0.7
Receivables, net	261.4
Deferred income taxes	16.2
Derivative instruments	52.7
Nonutility property	6.8
Goodwill	88.1
Other	18.1
Total assets of discontinued operations	$487.1
Liabilities
Accounts payable	$165.1
Accrued taxes	10.8
Derivative instruments	38.2
Deferred income taxes	16.8
Other	22.5
Total liabilities of discontinued operations	$253.4
Net assets of discontinued operations	$233.7

14.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L receives various support and administrative services from Services.  These services are billed to KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of KCP&L.  These costs totaled $2.7 million and $10.2 million for the three months ended and year to date September 30, 2008, respectively, and $3.6 million and $11.4 million for the same periods in 2007.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $23.0 million for the three months ended and year to date September 30, 2008.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  At December 31, 2007, KCP&L’s balance sheet reflects a note payable from HSS to Great Plains Energy of $0.6 million.  The following table summarizes KCP&L’s intercompany receivables and payables.

	September 30	December 31
	2008	2007
	(millions)
Receivable from GMO	$37.9	$-
Receivable from Great Plains Energy	-	10.5
Payable to MPS Merchant	3.0	-
Payable to Services	0.6	1.8
Deferred credits - other - payable to Services	0.9	1.5

15.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s and GMO’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on KCP&L and Great Plains Energy.  KCP&L and GMO seek to use current environmental technology.  KCP&L and GMO conduct environmental audits designed to ensure compliance with governmental regulations.

Environmental-related legislation is continually introduced and such legislation typically includes various compliance dates and compliance limits.  It is possible that legislation could be enacted at the federal or state level to address global climate change, including efforts to reduce and control the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  In addition, there could be national and/or state mandates to produce a set percentage of electricity from renewable forms of energy, such as wind.  The probability and impact of such legislation cannot be reasonably estimated at this time, including the cost to install new equipment to achieve compliance, but such legislation could have the potential for a significant financial and operational impact on KCP&L and GMO.  KCP&L and GMO would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

The following tables contain current estimates of Great Plains Energy’s and KCP&L’s capital expenditures (exclusive of allowance for funds used during construction and property taxes) to comply with the Clean Air Interstate Rule (CAIR) as it existed before the July 2008 court order vacating the rule, and BART, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  As discussed below, CAIR has been vacated and the matter remanded to the Environmental Protection Agency (EPA).  It is not possible to project what rules the EPA may issue as a result of this remand, or the costs associated with such rules.  The actual cost of compliance with these future rules, and for BART, may be significantly different from the cost estimates provided in the following tables.  The following tables do not reflect any costs for complying with other future laws or regulations, including potential regulations regarding mercury.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Great Plains Energy
Clean Air Estimated Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$658	-	870		$-		$658	-	870
Incremental BART		-		567	-	691	567	-	691	(b)
Less: expenditures through September 30, 2008		(271)			-			(271)
Estimated remaining required environmental expenditures	$387	-	599	$567	-	691	$954	-	1,290

KCP&L
Clean Air Estimated Environmental Expenditures (c)	Missouri			Kansas			Total
	(millions)
CAIR	$478	-	661		$-		$478	-	661	(d)
Incremental BART		-		538	-	657	538	-	657	(b)
Less: expenditures through September 30, 2008		(219)			-			(219)
Estimated remaining required environmental expenditures	$259	-	442	$538	-	657	$797	-	1,099
(a)	The amounts include KCP&L's and GMO's portion of the cost of projects at jointly-owned units.
(b)	Reflects an estimated $261 million to $318 million associated with the LaCygne No. 1 baghouse and scrubber project included in the Comprehensive Energy Plan.
(c)	The amounts include KCP&L's portion of the cost of projects at jointly-owned units.
(d)	Changes from the 2007 Form 10-K reflect a change in assumptions related to the type of equipment that may be installed at the
Montrose Station and updated estimates for Iatan No. 1.

The tables do not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  Also, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  The potential capital costs of the Collaboration Agreement provisions relating to NOx, sulfuric acid mist, SO2 and particulate emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed above.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1, prior to the Comprehensive Energy Plan project, in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provide, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  In 2007, KCP&L became aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  In May 2008, a subpoena requesting documents was received by KCP&L.  KCP&L continues to produce documents in response to the subpoena.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

In January 2004, Westar Energy, Inc. (Westar) received a notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center is a coal-fired plant located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for this portion of its operating costs and capital expenditures.  At this time, no settlement has been reached with the EPA; however, it is possible that Westar could be subject to an enforcement action by the EPA and be required to make significant capital expenditures to install additional pollution controls at the Jeffrey Energy Center.  The ultimate outcome of this notice of violation cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

Clean Air Interstate Rule
The EPA’s recently vacated CAIR required reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions would have been accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps would have been effective January 1, 2015.  KCP&L’s and GMO’s fossil fuel-fired plants located in Missouri were subject to CAIR, while their fossil fuel-fired plants in Kansas were not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule that is consistent with its opinion.  The Court has not issued its mandate, and CAIR is still in effect until that occurs.  On September 24, 2008, the EPA and others sought rehearing of the Court’s decision.

On remand to the EPA, CAIR could be revised to reflect the Court’s decision, which could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading, or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known, any of which could significantly increase the compliance costs noted in the preceding tables.  Great Plains Energy and KCP&L cannot predict the outcome of any remand of CAIR to the EPA.

KCP&L and GMO expected to meet the emissions reductions required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  CAIR established a market-based cap-and-trade program with an emission allowance allocation.  Facilities would have demonstrated compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO would also have been allowed to utilize unused SO2 emission allowances that they had either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At September 30, 2008, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 94,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At September 30, 2008, GMO had accumulated unused SO2 emission allowances sufficient to support just over 23,000 tons of SO2 emissions, which it has received under the Acid Rain Program or purchased and are recorded in inventory at average cost.

Analysis of the CAIR rule indicated that NOx and SO2 control might have been required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations could have been achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, a study will be completed in 2008 to assess potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.

The estimated required environmental expenditures presented in the tables above do not reflect any amounts for compliance with a revised or replaced CAIR because management cannot predict the outcome of further legislative, judicial or regulatory actions or their financial or operational effects on KCP&L and GMO.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, which GMO has an interest, and Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar’s Jeffrey Unit Nos. 1 and 2 in Kansas, which GMO has an interest.  Initially, in Missouri, compliance with CAIR would have been compliance with BART for individual sources.  Depending on how the EPA responds to the July 11, 2008, D.C. Circuit Court of Appeals decision vacating CAIR, the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.  Neither Missouri nor Kansas has received EPA approval for their BART plans.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulated mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the Clean Air Act.  In February 2008, a court vacated and remanded CAMR back to the EPA.  In March 2008, the court issued its mandate.  As a result, the rule is effectively void.  In May 2008, petitions for rehearing of the matter by the full court were denied.  Petitions for review by the Supreme Court have been filed.  If all appeals are denied, it is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury emissions.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.  The estimated required environmental expenditures presented in the tables above do not reflect any amounts for compliance with the vacated CAMR or possible MACT standards because management cannot predict the outcome of further judicial or regulatory actions or their financial or operations effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Greenhouse Gases
Many bills concerning greenhouse gases, including CO2, are being debated at the federal and state levels, with various compliance dates and reduction strategies.  While legislation at both the federal and state levels has been introduced, it is difficult to predict when or if the legislation will be enacted.  The U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if the EPA forms a judgment that such emissions contribute to climate change.  If the EPA forms such a judgment, it may ultimately regulate other sources of CO2, which may include KCP&L and GMO facilities.  In July 2008, the EPA issued an advance notice of proposed rule making seeking public comment on the benefits and ramifications of regulating greenhouse gases under the Clean Air Act.  The Kansas legislature passed several bills that would have regulated CO2 and mercury emissions from new coal-fired power plants, which were vetoed by the governor and not overridden.  The KDHE has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  In the November 2008 Missouri general election, an initiative was passed to require at least two percent of the electricity generated by Missouri investor-owned utilities (including KCP&L and GMO) to come from renewable resources, such as wind, solar, biomass and hydropower by 2011 and that fifteen percent come from such sources by 2021.  Approximately two percent of KCP&L’s 2008 generation is expected to come from wind generation.

Greenhouse gas regulation has the potential for a significant financial and operational impact on KCP&L and GMO in connection with achieving compliance with limits that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

Ozone
In June 2007, monitor data indicated that the Kansas City area violated the primary eight-hour ozone national ambient air quality standard (NAAQS).  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s and GMO’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address a confirmed violation.  These options include, but are not limited to, designating the area “non-attainment” and requiring a new regulatory plan to reduce emissions or leaving the designation unchanged, but still requiring a new regulatory plan.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.  However, the EPA’s response could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

On March 12, 2008, the EPA significantly strengthened its NAAQS for ground-level ozone.  The EPA is revising the primary eight-hour ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA is also strengthening the secondary eight-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standards, set in 1997, were effectively 0.084 ppm.

By March 2009, states are required to make recommendations for areas to be designated attainment and nonattainment.  The Missouri Department of Natural Resources (MDNR) and KDHE have issued draft determinations that the Kansas City area is a nonattainment area.  By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans outlining how states will reduce ozone to meet the standards in nonattainment areas.  Although the impact on KCP&L’s and GMO’s operations will not be known until after the final nonattainment designations and the state implementation plans are submitted, the impact could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to MDNR in June 2007.  MDNR conducted its own BACT analysis and determined the final emission limit in October 2008.  Management believes final emission limit is achievable based on emission guarantees associated with the currently proposed emission control equipment for Iatan Nos. 1 and 2.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In April 2008, the Supreme Court agreed to hear an appeal on the issue of whether the Act authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  At this time, management is unable to predict the outcome of this proceeding, how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations and at GMO’s Sibley and Lake Road Stations.

Environmental Remediation
Some federal and state laws authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyls (PCBs), and retains some environmental liability for several operations and investments no longer owned.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At September 30, 2008, and December 31, 2007, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers ground water monitoring at one site.  Great Plains Energy had $0.5 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring at two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.5 million accrual above, at September 30, 2008, Great Plains Energy had $1.9 million accrued for future investigation and remediation on GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  There are also additional costs that are considered to be less likely but still “reasonably possible” to be incurred at these sites.  Based upon the results of studies at these sites and knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed the estimate by approximately $1.3 million.  This estimate could change materially after further investigation.  It could also be affected by the actions of environmental agencies and the financial viability of other responsible parties.

GMO has pursued recovery from insurance carriers and other potentially responsible parties.  As a result of a settlement, approximately $2.1 million less an annual deductible is available to recover MGP qualified remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

Contractual Commitments
The following tables update selected items from Great Plains Energy’s and KCP&L’s contractual commitments in the 2007 Form 10-K to reflect significant changes, including Great Plains Energy’s acquisition of GMO.

Great Plains Energy
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
Lease commitments	(millions)
Operating lease	$6.3	$21.2	$14.7	$13.2	$12.7	$85.0	$153.1
Capital lease	-	0.2	0.3	0.3	0.3	5.4	6.5
Purchase commitments
Fuel	62.3	156.7	122.6	46.1	26.9	198.7	613.3
Purchased capacity	26.6	32.7	29.5	19.8	14.1	24.7	147.4
Comprehensive Energy Plan	230.3	345.1	59.2	-	-	-	634.6
Non-regulated natural gas
transportation	1.4	5.5	5.5	5.0	2.6	10.9	30.9
Total contractual commitments	$326.9	$561.4	$231.8	$84.4	$56.6	$324.7	$1,585.8

KCP&L
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Fuel	$43.2	$114.3	$85.6	$33.4	$15.6	$198.7	$490.8
Comprehensive Energy Plan	230.3	345.1	59.2	-	-	-	634.6
Total contractual commitments	$273.5	$459.4	$144.8	$33.4	$15.6	$198.7	$1,125.4

Great Plains Energy has sublease income of $0.7 million for the years 2009-2012 and $0.9 million in total thereafter.  Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $1.8 million per year ($20.6 million total) of the amounts included in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation and natural gas.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.

In October 2008, Great Plains Energy entered into an operating lease to move its corporate headquarters in the third quarter of 2009.  The lease has a 23-year term, ending in September 2032, with an estimated average annual minimum lease obligation of approximately $3.7 million.  This lease will replace the existing corporate headquarters operating lease expiring September 2009, with minimum annual lease obligations of approximately $4.0 million.

16.	GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees and indemnification of letters of credit.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  At September 30, 2008, Great Plains Energy has provided $1,126.0 million of credit support for certain subsidiaries as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $57.0 million, which expire in 2009,

•	Great Plains Energy letters of credit totaling $4.0 million to KCP&L counterparties, which expire in 2009,

•	Great Plains Energy letters of credit totaling $44.0 million to GMO counterparties, which expire in 2009, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $1,021.0 million, which includes debt with maturity dates ranging from 2009-2021.

At September 30, 2008, KCP&L had guaranteed, with a maximum potential of $1.9 million, energy savings under an agreement with a customer that expires over the next two years.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

17.	LEGAL PROCEEDINGS

Kansas City Power & Light Company v. Union Pacific Railroad Company
In October 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the Powder River Basin (PRB) in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates.

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  In the third quarter of 2008, KCP&L received approximately $3 million for reparations and interest for 2006 coal deliveries.  Reparations for subsequent periods cannot be calculated at this time because actual costs for the period have not been finalized.  Union Pacific did not appeal the decision.

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers has the right to appeal this decision, although no appeal has been filed at this time.

KCP&L Emergis Technologies, Inc.
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

KCP&L Spent Nuclear Fuel and Radioactive Waste
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

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8.1 million in refunds.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  In addition, FERC initiated a docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  The City of Seattle has claimed that MPS Merchant Services owes the city a $4.1 million refund.  The ultimate outcome of these matters cannot be predicted.

On October 6, 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant Services, Inc., alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to have the case dismissed are pending.  Management believes it has strong defenses and will defend this case vigorously.  Management cannot predict whether GMO will incur any liability, nor can management estimate the damages, if any, that might be incurred in connection with this lawsuit.  However, given the nature of the claims, an adverse outcome could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

GMO South Harper Peaking Facility
GMO constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri.  Cass County and local residents filed suit claiming that county approval was required to construct the project.  In April 2008, GMO entered into an agreement with Cass County pursuant to which it filed and Cass County approved a land use application for the South Harper facilities.  GMO entered into a final settlement agreement with the members of StopAquila.org, an unincorporated association of approximately 100 individuals who opposed the facilities, and has settled all seven of the original private lawsuits filed by Cass County residents alleging that the facilities constitute a public and private nuisance.  In August 2008, a law took effect that grants the MPSC the authority to retroactively approve the development and construction of the South Harper facilities.  GMO has filed an application with the MPSC, which is pending decision.

GMO Coal Supply Litigation
In the spring of 2005, one of GMO’s coal suppliers, C.W. Mining, terminated a long term, fixed price coal supply agreement allegedly because of a force majeure event.  GMO incurred significant costs procuring replacement coal and disputed that the supplier was entitled to terminate the contract.  GMO filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007.  On October 29, 2007, the United States District Court for the District of Utah, Central Division held that C.W. Mining's performance under the coal contract was not excused by a force majeure event and awarded GMO $24.8 million in damages.  The judgment is pending appeal in the 10th Circuit and oral arguments took place in September 2008.  In order to preserve and recover on its claim, on January 8, 2008, GMO participated in the filing of an involuntary Chapter 11 bankruptcy petition against C.W. Mining in the United States Bankruptcy Court in Salt Lake City, Utah.  In September 2008, the Bankruptcy Court granted GMO’s motions for partial summary judgment, effectively putting C.W. Mining into bankruptcy.  In July 2008, parties affiliated with C.W. Mining filed suit against GMO, alleging that GMO’s efforts to collect on its judgment constituted conversion, abuse of process, intentional interference with economic relations and civil conspiracy, asserting $217 million in damages and requesting punitive damages.  In October 2008, the plaintiffs dismissed this suit without prejudice.  GMO expects that 95% of any damages GMO collects, in excess of legal expenses, as a result of this litigation will flow through its fuel adjustment clause for the benefit of its Missouri customers.

Everest Minority Shareholder Litigation
Minority shareholders of a former subsidiary of GMO brought suit against GMO in Circuit Court in St. Charles County, Missouri, asserting that they are entitled to put their shares to GMO for approximately $5 million because the subsidiary failed to obtain 30,000 customers by the end of 2004.  Under the put agreement, if there was a dispute regarding the customer count, it was to be resolved by an audit firm.  GMO has paid $2.3 million to the minority shareholders under related market-based put provisions.  The audit firm issued a report stating that the customer count was met.  Discovery in this case is continuing.

18.	ASSET RETIREMENT OBLIGATIONS

In the third quarter of 2008, KCP&L recorded a $1.6 million reduction to its ARO to decommission Wolf Creek, which reflects a 2008 update to the decommissioning study cost estimates.  To estimate the ARO reduction, KCP&L used a credit-adjusted risk free rate of 6.33%.

Asbestos abatement activity has occurred on certain generating units at KCP&L’s Hawthorn Station resulting in a revision in timing used in computing the original present value of the asbestos ARO.  With the five-year asbestos abatement project currently underway, management was able to perform an analysis to update prior cost estimates determining an increase in comparison to previous estimates used in computing the original asbestos ARO.  As a result of the increased costs experienced in the project at KCP&L’s Hawthorn station, management performed an analysis to update prior cost estimates for KCP&L’s Montrose and LaCygne Stations, determining an increase in comparison to previous estimates.  As a result of these changes, KCP&L recorded a $17.2 million increase in the ARO for asbestos abatement with a corresponding increase in asset retirement costs in utility plant since December 31, 2007.

In addition, management identified an additional asbestos ARO.  The wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of the plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

GMO has AROs related to asbestos in certain plants and buildings, an ash pond and landfill, removal of storage tanks and transformers containing PCBs, as well as communication towers.

The following tables summarize the change in Great Plains Energy’s and KCP&L’s AROs.

Great Plains Energy
	September 30	December 31
	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	17.2	-
Adjustments	(1.6)	-
GMO acquisition	12.1	-
Settlements	(2.6)	(1.1)
Accretion	4.9	3.8
Ending balance	$124.5	$94.5

KCP&L
	September 30	December 31
	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	17.2	-
Adjustments	(1.6)	-
Settlements	(2.6)	(1.1)
Accretion	4.7	3.8
Ending balance	$112.2	$94.5

19.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Prior to September 30, 2008, the electric utility segment is the same as the previously reported KCP&L segment.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  As a result, Strategic Energy’s financial results are reported as discontinued operations and Strategic Energy is no longer considered a reportable segment.  Other includes GMO activity other than its regulated utility operations, HSS, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.  Prior year information has been recast to reflect Strategic Energy as discontinued operations.

Three Months Ended	Electric Utility		Great Plains
September 30, 2008		Other	Energy
	(millions)
Operating revenues	$593.6	$-	$593.6
Depreciation and amortization	(65.4)	-	(65.4)
Interest charges	(27.0)	3.4	(23.6)
Income taxes	(46.0)	0.1	(45.9)
Loss from equity investments	-	(0.3)	(0.3)
Discontinued operations	-	0.3	0.3
Net income	102.5	2.5	105.0

Year to Date	Electric Utility		Great Plains
September 30, 2008		Other	Energy
	(millions)
Operating revenues	$1,226.2	$-	$1,226.2
Depreciation and amortization	(166.4)	-	(166.4)
Interest charges	(63.7)	(11.9)	(75.6)
Income taxes	(72.8)	4.4	(68.4)
Loss from equity investments	-	(1.1)	(1.1)
Discontinued operations	-	35.0	35.0
Net income	127.4	20.1	147.5

Three Months Ended	Electric Utility		Great Plains
September 30, 2007		Other	Energy
	(millions)
Operating revenues	$416.0	$-	$416.0
Depreciation and amortization	(44.1)	-	(44.1)
Interest charges	(17.1)	(10.5)	(27.6)
Income taxes	(33.5)	5.4	(28.1)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(3.9)	(3.9)
Net income (loss)	76.5	(14.4)	62.1

Year to Date	Electric Utility		Great Plains
September 30, 2007		Other	Energy
	(millions)
Operating revenues	$990.8	$-	$990.8
Depreciation and amortization	(130.9)	-	(130.9)
Interest charges	(52.0)	(14.2)	(66.2)
Income taxes	(45.7)	9.3	(36.4)
Loss from equity investments	-	(1.1)	(1.1)
Discontinued operations	-	16.4	16.4
Net income (loss)	115.1	(4.0)	111.1

	Electric Utility			Great Plains
		Other	Eliminations	Energy
September 30, 2008	(millions)
Assets (a)	$9,254.9	$157.5	$(2,082.7)	$7,329.7
Capital expenditures (b)	702.3	0.8	-	703.1
December 31, 2007
Assets (a)	$4,290.7	$551.2	$(9.8)	$4,832.1
Capital expenditures (b)	511.5	4.4	-	515.9
(a) Other includes assets of discontinued operations.
(b) Capital expenditures reflect year to date amounts for the periods presented.

KCP&L
For all periods in 2008, KCP&L has one reportable segment, KCP&L, which is the same as the KCP&L registrant financial statements for all periods in 2008.  The following tables reflect summarized financial information concerning KCP&L’s reportable segment for 2007.  For the periods prior to the January 2, 2008, transfer of HSS to KLT Inc., other included HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

Three Months Ended			Consolidated
September 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$416.0	$-	$416.0
Depreciation and amortization	(44.1)	-	(44.1)
Interest charges	(17.1)	-	(17.1)
Income taxes	(33.5)	-	(33.5)
Net income	76.5	0.1	76.6

Year to Date			Consolidated
September 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$990.8	$-	$990.8
Depreciation and amortization	(130.9)	-	(130.9)
Interest charges	(52.0)	-	(52.0)
Income taxes	(45.7)	-	(45.7)
Net income	115.1	-	115.1

20.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the NPNS election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three Forward Starting Swaps (FSS), with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS were designed to effectively remove most of the interest rate uncertainty and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the GMO acquisition and treated as an economic hedge.  Due to a change in financing plans, during the second quarter of 2008, Great Plains Energy redesignated the FSS from an economic hedge (non-hedging derivative) to a cash flow hedge.  Prior to the redesignation, the change in the fair value of the FSS increased interest expense by $9.2 million year to date June 30, 2008.  Subsequent to the redesignation, the FSS are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  No ineffectiveness has been recorded on the FSS since June 30, 2008.  The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In the first quarter of 2008, KCP&L issued $350.0 million 10-year long-term debt and the T-Locks settled simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense year to date September 30, 2008, includes a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  For the three months ended and year to date September 30, 2008, $1.0 million and $2.2 million, respectively, of the loss has been reclassified from OCI to interest expense.  At September 30, 2008, KCP&L had $36.9 million recorded in accumulated OCI for the T-Locks.

In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on an anticipated $100.0 million 10-year long-term debt issuance.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated and the resulting $0.1 million loss was recorded to interest expense as cash flow ineffectiveness.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At September 30, 2008, KCP&L has hedged 12% of its 2009 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing fixed forward physical contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.

GMO’s price risk policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  This program extends multiple years and the mark-to-market value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power in 2008 through 2010.  As of September 30, 2008, GMO had financial contracts in place to hedge approximately 32% and 31% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2008 and 2009, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that these contracts would be recognized into the cost of sales when they settle.  The settlement cost is a component of the energy cost included in GMO’s Missouri fuel adjustment clause.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant continues to use all forms of financial instruments, including futures, forwards and swaps to help hedge its remaining portfolio.  MPS Merchant records trading energy contracts, both physical and financial, at fair value in accordance with SFAS No. 133.  Changes in fair value are recorded in the consolidated statements of income in non-operating income and on the consolidated balance sheets in derivative assets or liabilities.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	September 30		December 31
	2008		2007
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$0.7	$-	$5.5	$0.7
Non-hedging derivatives	42.8	(2.4)	-	-
Forward contracts
Cash flow hedges	0.3	0.1	1.4	-
Non-hedging derivatives	387.8	11.0	-	-
Option contracts
Non-hedging derivatives	37.0	2.5	-	-
Anticipated debt issuance
Forward starting swap	250.0	(34.8)	-	-
Treasury lock	-	-	350.0	(28.0)
Non-hedging derivatives	-	-	250.0	(16.4)
KCP&L
Swap contracts
Cash flow hedges	0.7	-	5.5	0.7
Forward contracts
Cash flow hedges	0.3	0.1	1.4	-
Anticipated debt issuance
Treasury lock	-	-	350.0	(28.0)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2008	2007	2008	2007
	(millions)
Current assets	$13.8	$14.6	$13.8	$14.6
Current liabilities	(50.1)	(31.0)	(36.9)	(26.6)
Deferred income taxes	14.1	6.2	9.0	4.5
Assets of discontinued operations	-	31.0	-	-
Liabilities of discontinued operations	-	(16.9)	-	-
Deferred income taxes, included in assets
and liabilities of discontinued operations	-	(5.8)	-	-
Total	$(22.2)	$(1.9)	$(14.1)	$(7.5)

Great Plains Energy’s accumulated OCI in the table above at September 30, 2008, includes $3.8 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $3.3 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
Great Plains Energy	(millions)
Fuel expense	$(1.6)	$-	$(2.3)	$-
Interest expense	0.9	(0.2)	2.0	(0.4)
Income taxes	0.3	0.1	0.1	0.2
Income (loss) from discontinued operations
Purchased power expense	-	26.1	(106.1)	64.4
Income taxes	-	(10.7)	43.8	(26.3)
OCI	$(0.4)	$15.3	$(62.5)	$37.9
KCP&L
Fuel expense	$(1.6)	$-	$(2.3)	$-
Interest expense	0.8	(0.3)	1.6	(0.5)
Income taxes	0.3	0.1	0.3	0.2
OCI	$(0.5)	$(0.2)	$(0.4)	$(0.3)

21.	FAIR VALUE MEASUREMENTS

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

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and equity and certain U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and debt securities and certain U.S. Agency securities within KCP&L’s decommissioning trust fund.

Level 3 – Unobservable inputs, reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and mortgage-backed securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following table includes Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008.

			Fair Value Measurements Using
Description	September 30 2008	FIN 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.1	$-	$-	$0.1	$-
Nuclear decommissioning trust (b)	102.8	-	58.3	36.3	8.2
Total	$102.9	$-	$58.3	$36.4	$8.2

Other Great Plains Energy
Assets
Derivative instruments (a)	$32.6	$(3.4)	$5.4	$24.7	$5.9
Total	32.6	(3.4)	5.4	24.7	5.9
Liabilities
Derivative instruments (a)	56.3	(3.4)	4.1	55.6	-
Total	$56.3	$(3.4)	$4.1	$55.6	$-

Great Plains Energy
Assets
Derivative instruments (a)	$32.7	$(3.4)	$5.4	$24.8	$5.9
Nuclear decommissioning trust (b)	102.8	-	58.3	36.3	8.2
Total	135.5	(3.4)	63.7	61.1	14.1
Liabilities
Derivative instruments (a)	56.3	(3.4)	4.1	55.6	-
Total	$56.3	$(3.4)	$4.1	$55.6	$-

(a) The fair value of derivative instruments is estimated using market quotes, net of estimated credit risk. Upon adoption of
SFAS No. 157, the Company's own credit risk has been incorporated into the valuation of derivative liabilities. This had no impact to Great Plains Energy or KCP&L.
(b) Fair value is based on quoted market prices of the investments held by the fund.
(c) Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty in the consolidated financial statements as a master netting agreement exists between the company and derivative counterparty.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date September 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance July 1, 2008	$8.9	$-	$8.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.2)	-	(0.2)
Included in non-operating income	-	(2.1)	(2.1)
Purchase, issuances, and settlements	(0.5)	1.4	0.9
Balance September 30, 2008	$8.2	5.9	14.1
Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2008	$-	$(2.1)	$(2.1)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.4)	-	(0.4)
Included in non-operating income	-	(2.1)	(2.1)
Purchase, issuances, and settlements	(1.6)	1.4	(0.2)
Transfers in and/or out of Level 3	3.7	(16.4)	(12.7)
Discontinued operations	-	(6.0)	(6.0)
Balance September 30, 2008	$8.2	5.9	14.1
Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2008	$-	$(2.1)	$(2.1)

KCP&L’s level 3 activity consists of mortgage-backed securities held by KCP&L’s decommissioning trust fund.  Other Great Plains Energy’s level 3 activity consists almost entirely of forward physical derivative instruments held by MPS Merchant.

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

In January 2008, the FASB proposed FSP SFAS No. 157-c, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the fourth quarter of 2008.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the application of fair value measurement in an inactive market and was effective upon issuance.  Management has evaluated the FSP and determined there is no significant impact to the Company’s fair value measurement processes.

22.	NEW ACCOUNTING STANDARDS

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement significantly changes how business combinations are accounted for in current practice.  Changes to current practice include, among other things, requiring all assets acquired and liabilities assumed in a business combination to be measured at fair value in accordance with SFAS No. 157 as of the acquisition date, an acquirer to expense transaction costs and equity securities issued as consideration in a business combination be recorded at fair value as of the acquisition date.  The provisions of this statement are effective for Great Plains Energy and KCP&L prospectively for business combinations occurring on or after January 1, 2009, except it requires the prospective application of the provisions related to income taxes to business combinations occurring in 2008.  As SFAS No. 141(R) provisions related to income taxes are effective for the GMO acquisition, any adjustments to GMO’s deferred tax assets and uncertain tax position balances that occur after the measurement period, which is limited to a maximum of one year from the acquisition date, will be recorded as a component of income tax expense as required by the standard.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries are KCP&L, GMO, KLT Inc. and Services.  In July 2008, Great Plains Energy’s former wholly owned subsidiary, IEC, was merged into KLT Inc.  On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  See Note 2 to the consolidated financial statements for additional information.  Great Plains Energy’s sole reportable business segment is electric utility for the periods presented.  Prior to September 30, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.

Electric Utility
Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has approximately 6,000 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to over 820,000 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average.

Earnings Overview
Great Plains Energy had earnings of $104.6 million, or $0.92 per share for the three months ended September 30, 2008, including income of $0.3 million from the discontinued operations of Strategic Energy.  For the same period in 2007, earnings were $61.8 million, or $0.72 per share, including a loss of $3.9 million or $0.05 per share from the discontinued operations of Strategic Energy.  The acquisition of GMO increased earnings $17.4 million.  Compared to the third quarter a year ago, earnings in the third quarter of 2008 also increased due to higher wholesale revenues and lower purchased power expense resulting from mild weather reducing retail load requirements and new KCP&L retail rates effective January 1, 2008.  These favorable impacts were partially offset by higher fuel expense resulting from higher coal and coal transportation costs and increased depreciation and amortization expense.

Great Plains Energy’s earnings year to date September 30, 2008, were $146.3 million, or $1.54 per share, including income from discontinued operations of $35.0 million or $0.37 per share.  For the same period in 2007, earnings were $109.9 million, or $1.29 per diluted share, including income from discontinued operations of $16.4 million or $0.19 per share.  The acquisition of GMO increased earnings $17.4 million.  This increase was partially offset by increased income taxes primarily from an increase in deferred tax balances as a result of an increase in the composite tax rate.  Additionally, higher purchased power expense, due to higher prices and plant outages in the first half of the year, and increased depreciation and amortization expense offset by increased revenues due to new KCP&L retail rates also impacted year to date results.

Economy and Financial Markets
Electric utility is currently experiencing load growth that is less than historically experienced as a result of the slowing economy.  Load growth consists of higher usage per customer and the addition of new customers.  If the current economic downturn continues or worsens, overall electricity MWh sales may continue to decline and/or bad debt expense may increase, which could materially affect Great Plains Energy’s results of operations, financial position and cash flows.  Additionally, continuing instability in the capital markets could adversely affect Great Plains Energy’s access to and cost of needed capital.

STRATEGIC FOCUS

GMO Acquisition
On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  On October 17, 2008, GMO changed its name from Aquila, Inc. to KCP&L Greater Missouri Operations Company (GMO).  Prior GMO shareholders received $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of GMO common stock.  The total purchase price of the acquisition was approximately $1.7 billion.  Immediately prior to Great Plains Energy’s acquisition of GMO, Black Hills acquired GMO’s electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  See Note 2 to the consolidated financial statements for additional information.

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

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.  Great Plains Energy’s total share of Iatan No. 2 is 73%, which consists of KCP&L’s 55% share and GMO’s 18% share.  Great Plains Energy’s 73% share of the total projected cost of Iatan No. 2 is $1.321 billion - $1.397 billion.

•	The anticipated in-service date for Iatan No. 2 continues to be the summer of 2010.

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10- K.  Great Plains Energy’s total share of Iatan No. 1 is 88%, which consists of KCP&L’s 70% share and GMO’s 18% share.  Great Plains Energy’s 88% share of the total projected cost of the Iatan No. 1 environmental project is $415 million - $440 million.

•	The in-service date for the Iatan No. 1 environmental project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

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

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  KCP&L had entered into agreements to acquire 100MW of wind generation for approximately $215 million.  In October 2008, KCP&L provided notice to terminate this contract; however, management is currently in discussions with the developer to explore alternatives.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

The asset management and customer programs included in KCP&L’s Comprehensive Energy Plan are progressing on target.

Discontinued Operations – Sale of Strategic Energy
In 2007, Great Plains Energy retained a financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Strategic Energy is reported as discontinued operations for the periods presented.  See Note 13 to the consolidated financial statements for additional information.

REGULATORY PROCEEDINGS

KCP&L filed requests for annual rate increases with the MPSC and KCC in the third quarter of 2008 which include the Iatan No. 1 environmental project in rate base and seek recovery of overall increased costs of service.  GMO filed requests for annual rate increases with the MPSC in the third quarter of 2008 which include the Iatan No. 1 environmental project and other capital additions in rate base and seek recovery of overall increased costs of service.  The new rates are expected to be effective in the third quarter of 2009.  The following table details the rate increases requested by both KCP&L and GMO by jurisdiction.

		Annual Revenue Increase
			Additional		Return	Rate-making
Rate Jurisdiction (1)	File Date	Traditional (2)	Amortization	Total (3)	on Equity	Equity Ratio

GMO (MPS)	9/5/2008	$66.0	$-	$66.0	10.75%	53.82%

GMO (L&P)	9/5/2008	17.1	-	17.1	10.75%	53.82%

GMO (Steam)	9/5/2008	1.3	-	1.3	10.75%	53.82%

KCP&L (MO)	9/5/2008	86.4	15.1	101.5	10.75%	53.82%

KCP&L (KS)	9/5/2008	60.4	11.2	71.6	10.75%	55.39%

Total		$231.2	$26.3	$257.5

(1) Rate Jurisdiction Areas:
GMO (MPS):  Represents the area served by GMO's Missouri Public Service division
GMO (L&P):  Represents the area served by GMO's St. Joseph Light & Power division
GMO (Steam):  Former St. Joseph Light & Power steam customers
KCP&L (MO):  KCP&L Missouri customers
KCP&L (KS):  KCP&L Kansas customers

(2) The amounts in this column reflect the revenue requirements calculated using the traditional rate case methodologies, which exclude additional amortization amounts to help maintain cash flow levels

(3) Excludes amounts recovered through KCP&L’s Kansas energy cost adjustment and GMO’s fuel adjustment clause

RELATED PARTY TRANSACTIONS

See Note 14 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included from the date of the acquisition, July 14, 2008, through September 30, 2008.  GMO is not included for any period prior to July 14, 2008.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Operating revenues	$593.6	$416.0	$1,226.2	$990.8
Fuel	(109.7)	(75.6)	(222.7)	(186.2)
Purchased power	(69.3)	(41.3)	(138.3)	(80.4)
Other operating expenses	(179.6)	(133.3)	(458.5)	(396.8)
Depreciation and amortization	(65.4)	(44.1)	(166.4)	(130.9)
Operating income	169.6	121.7	240.3	196.5
Non-operating income and expenses	4.9	0.4	17.3	1.9
Interest charges	(23.6)	(27.6)	(75.6)	(66.2)
Income taxes	(45.9)	(28.1)	(68.4)	(36.4)
Loss from equity investments	(0.3)	(0.4)	(1.1)	(1.1)
Income from continuing operations	104.7	66.0	112.5	94.7
Income (loss) from discontinued operations	0.3	(3.9)	35.0	16.4
Net income	105.0	62.1	147.5	111.1
Preferred dividends	(0.4)	(0.3)	(1.2)	(1.2)
Earnings available for common shareholders	$104.6	$61.8	$146.3	$109.9

Three Months Ended September 30, 2008 Compared to September 30, 2007
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2008, increased to $104.6 million, or $0.92 per share from earnings of $61.8 million, or $0.72 per share, for the same period in 2007.

Electric utility’s net income increased $26.0 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased net income $18.6 million.  The remaining increase was due to increased wholesale revenues and decreased purchased power expense resulting from mild weather reducing retail load requirements and new KCP&L retail rates effective January 1, 2008.  These favorable impacts were partially offset by increased fuel expense resulting from higher coal and coal transportation costs and increased depreciation and amortization expense.

Great Plains Energy’s corporate and other activities recognized income from continuing operations of $2.2 million for the three months ended September 30, 2008, compared to a loss of $10.5 million for the same period in 2007 primarily due to the reversal of $3.6 million of after-tax interest expense related to unrecognized tax benefits and a $3.8 million after-tax favorable impact from the deferral of 2007 merger transition costs to a regulatory asset in the third quarter of 2008.  Additionally, in 2007 there was a $5.6 million after-tax loss for the fair value of FSS.  These increases were partially offset by $1.6 million of increased interest expense related to Great Plains Energy’s $100.0 million Senior Notes issued in September 2007.

Year to Date September 30, 2008 Compared to September 30, 2007
Great Plains Energy’s earnings available for common shareholders year to date September 30, 2008, increased to $146.3 million, or $1.54 per share from $109.9 million, or $1.29 per diluted share, for the same period in 2007.

Electric utility’s net income increased $12.3 million year to date September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased net income $18.6 million.  Increased revenues due to new KCP&L retail rates and litigation settlement proceeds also impacted year to date results.  These increases were partially offset by increased income taxes primarily from an increase in deferred tax balances as a result of an increase in the composite tax rate, higher purchased power expense, due to higher prices and plant outages in the first half of the year, and increased depreciation and amortization expense.

Great Plains Energy’s corporate and other activities loss from continuing operations decreased $5.5 million year to date September 30, 2008, compared to the same period in 2007 primarily due to $3.4 million of after-tax income related to the release of a legal reserve described in Note 17 to the consolidated financial statements, the reversal of $3.6 million of after-tax interest expense related to unrecognized tax benefits and the $3.8 million after-tax favorable impact from the deferral of 2007 merger transition costs to a regulatory asset in the third quarter of 2008.  These favorable impacts were partially offset by $5.2 million of increased interest expense related to Great Plains Energy’s $100.0 million Senior Notes issued in September 2007.

ELECTRIC UTILITY RESULTS OF OPERATIONS

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Operating revenues	$593.6	$416.0	$1,226.2	$990.8
Fuel	(109.7)	(75.6)	(222.7)	(186.2)
Purchased power	(70.3)	(41.3)	(139.3)	(80.4)
Other operating expenses	(179.4)	(128.1)	(447.1)	(383.0)
Depreciation and amortization	(65.4)	(44.1)	(166.4)	(130.9)
Operating income	168.8	126.9	250.7	210.3
Non-operating income and expenses	6.7	0.2	13.2	2.5
Interest charges	(27.0)	(17.1)	(63.7)	(52.0)
Income taxes	(46.0)	(33.5)	(72.8)	(45.7)
Net income	$102.5	$76.5	$127.4	$115.1

Electric utility’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Electric utility’s retail revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L’s Kansas retail rates effective January 1, 2008, contain an Energy Cost Adjustment (ECA) tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO’s electric retail rates contain a Fuel Adjustment Clause (FAC).  The FAC allows for the pass through of 95% of variable fuel and purchased power costs over/under a base fuel rate.  Interest is calculated and deferred monthly based on the accumulated over/under recovered balance.  FAC rate approval is requested every six months for a 12 month recovery period of the over/under amount compared to base rates.  The FAC cycle consists of an accumulation period of six months beginning in June and December.  The next cycle begins at the end of the six month period of over/under accruals from the previous cycle.  Any over/under collection during the recovery period caused by discrepancies between the amounts of estimated and actual kWh sales is included in the next recovery period.  The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to retail customers.  The FAC is subject to prudence reviews initiated by the MPSC staff no less frequently than at 18 month intervals.

•
GMO’s steam rates contain a Quarterly Cost Adjustment (QCA) that allows for the recovery of or payment for 80% of the difference between actual fuel costs and a base fuel cost amount.  The QCA is recorded as an increase to or reduction of other revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s steam customers.

KCP&L’s Missouri retail rates do not contain a similar adjustment mechanism, meaning that changes in costs will not be reflected in rates until new rates are authorized by the MPSC.  This regulatory lag between the time costs change and when they are reflected in rates applies to all costs, other than those included in fuel recovery mechanisms.  In a rising cost environment, such as exists currently, regulatory lag may have an adverse impact on Great Plains Energy’s results of operations.

Generation fuel mix can substantially change the fuel cost per MWh generated.  Generation fuel mix can be significantly impacted by planned and unplanned plant outages.  Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated.  The cost per MWh for purchased power is generally significantly higher than the cost per MWh of coal and nuclear generation.  Electric utility continually evaluates its system requirements, the availability of generating units, its demand-side management and efficiency programs, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

Electric Utility Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Retail revenues	(millions)			(millions)
Residential	$243.3	$160.0	52	$448.7	$348.8	29
Commercial	215.5	157.8	37	459.0	386.1	19
Industrial	49.0	31.7	55	102.7	83.4	23
Other retail revenues	3.9	2.4	57	9.0	7.3	23
Fuel recovery mechanism under (over) recovery	(6.5)	-	NA	10.8	-	NA
Total retail	505.2	351.9	44	1,030.2	825.6	25
Wholesale revenues	77.9	59.3	31	175.7	152.0	16
Other revenues	10.5	4.8	123	20.3	13.2	54
Total revenues	$593.6	$416.0	43	$1,226.2	$990.8	24

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Retail MWh sales	(thousands)			(thousands)
Residential	2,459	1,840	34	5,020	4,367	15
Commercial	2,818	2,242	26	6,563	5,905	11
Industrial	855	602	42	1,882	1,657	14
Other retail MWh sales	27	19	30	62	67	(8)
Total retail	6,159	4,703	31	13,527	11,996	13
Wholesale MWh sales	1,756	1,438	22	3,839	3,686	4
Electric MWh sales	7,915	6,141	29	17,366	15,682	11

Retail revenues increased $153.3 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased retail revenue $159.0 million and new retail rates effective January 1, 2008, at KCP&L also increased retail revenue.  These increases were partially offset by a decrease at KCP&L due to unfavorable weather in 2008, with a 30% decrease in cooling degree days compared to the same period in 2007.  Retail revenues increased $204.6 million year to date September 30, 2008, compared to the same period in 2007 due to the acquisition of GMO and an increase at KCP&L primarily due to the new retail rates effective January 1, 2008, partially offset by unfavorable weather in 2008, with a 26% decrease in cooling degree days.

Wholesale revenues increased $18.6 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased wholesale revenues $5.5 million.  The remaining increase at KCP&L was due to a 13% increase in wholesale MWh sales as a result of reduced retail load due to unfavorable weather and increased MWhs generated and a 13% increase in the average market price per MWh to $47.77, primarily due to higher natural gas prices.  Wholesale revenues increased $23.7 million year to date September 30, 2008, compared to the same period in 2007 due to the acquisition of GMO and an increase at KCP&L due to a 15% increase in the average market price per MWh to $48.35, primarily due to higher natural gas prices, and a 1% increase in wholesale MWh sales.

Electric Utility Fuel and Purchased Power

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	5,683	4,232	34	12,718	10,829	17
Nuclear	1,215	1,215	-	2,759	3,638	(24)
Natural gas and oil	229	280	(18)	283	524	(46)
Wind	93	74	25	308	211	46
Total Generation	7,220	5,801	24	16,068	15,202	6

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date September 30, 2008, increased to 92% and 81%, respectively, from 89% and 78% for the same periods in 2007.  GMO’s coal base load equivalent availability factor for the three months ended September 30, 2008, was 94%.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  Wolf Creek’s latest refueling outage began on March 20, 2008, and there were several increases in work scope during the outage that extended the restart until May 14, 2008.  A primary driver of the work scope increases was modifications to piping systems associated with the emergency core cooling systems.  As a result of the outage, the capacity and equivalent availability factor for Wolf Creek decreased to 77% year to date September 30, 2008, compared to 100% for the same period in 2007.

Fuel expense increased $34.1 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased fuel expense $30.1 million.  The remaining increase at KCP&L was primarily due to higher coal and coal transportation costs partially offset by less natural gas in the fuel mix, which has a higher cost compared to other fuel types.  Fuel expense increased $36.5 million year to date September 30, 2008, compared to the same period in 2007 due to the acquisition of GMO and an increase at KCP&L primarily due to higher coal and coal transportation costs partially offset by decreased MWhs generated and less natural gas in the fuel mix, which has a higher cost compared to other fuel types.

Purchased power expense increased $29.0 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased purchased power expense $39.0 million.  This increase was partially offset by a 47% decrease in MWh purchases at KCP&L primarily due to milder weather which reduced retail load requirements and higher MWhs generated.  This decrease was partially offset by a 69% increase in the average price per MWh as a result of higher natural gas prices.  Purchased power expense increased $58.9 million year to date September 30, 2008, compared to the same period in 2007 due to the acquisition of GMO and an increase at KCP&L due to a 49% increase in the average price per MWh as a result of higher natural gas prices and a 10% increase in MWh purchases due to the impact of plant outages in the first half of the year.  These year to date increases were partially offset by $6.5 million in recoveries from a litigation settlement regarding a 2005 transformer failure.

Electric Utility Other Operating Expenses (including utility operating expenses, maintenance and general taxes)
Electric utility’s other operating expenses increased $51.3 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased other operating expenses $45.9 million.  Electric utility’s other operating expenses increased $63.9 million year to date September 30, 2008, compared to the same period in 2007 primarily due to the following:

•	the acquisition of GMO,

•	increased property tax expense of $2.3 million due to higher assessments and higher mill levies,

•	increased plant operations and maintenance expense of $6.4 million due to plant outages,

•	increased storm restoration expenses of $2.5 million and

•	increased employee benefit expenses of $3.6 million primarily due to post-retirement health benefits.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization increased $21.3 million and $35.5 million, respectively, for the three months ended and year to date September 30, 2008, compared to the same periods in 2007.  The acquisition of GMO increased depreciation and amortization $14.0 million.  The remaining increase at KCP&L was due to additional amortization pursuant to rate case orders of $5.4 million and $16.3 million, respectively, for the three months ended and year to date September 30, 2008, compared to the same periods in 2007, combined with normal depreciation activity for capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses increased $6.5 million and $10.7 million, respectively, for the three months ended and year to date September 30, 2008, compared to the same periods in 2007 primarily due to an increase in the allowance for funds used during construction resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $9.9 million and $11.7 million, respectively, for the three months ended and year to date September 30, 2008, compared to the same periods in 2007 primarily due to the acquisition of GMO.

Electric Utility Income Taxes
Electric utility’s income taxes increased $12.5 million for the three months ended September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased income taxes $12.1 million.  Electric utility’s income tax expense increased $27.1 million year to date September 30, 2008, compared to the same period in 2007 due to the acquisition of GMO and an increase at KCP&L primarily due to an increase in deferred tax balances of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy, partially offset by increased wind credits.  See Note 12 to the consolidated financial statements for a reconciliation of effective income tax rates for the comparative periods.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (September 30, 2008 compared to December 31, 2007)

The following table summarizes significant balance sheet changes due to the acquisition of GMO.

	Total	Acquisition	Remaining
	Change	of GMO	Change
Assets	(millions)
Cash and cash equivalents	$0.3	$10.4	$(10.1)
Funds on deposit	13.9	13.9	-
Receivables, net	147.1	139.6	7.5
Fuel inventories, at average cost	35.3	29.9	5.4
Materials and supplies, at average cost	34.3	31.0	3.3
Refundable income taxes	6.1	12.2	(6.1)
Assets held for sale	29.6	25.0	4.6
Derivative instruments - current	9.3	9.9	(0.6)
Other nonutility property and investments	31.1	31.5	(0.4)
Net utility plant in service	1,451.2	1,385.2	66.0
Construction work in progress	887.5	443.6	443.9
Regulatory assets	161.6	193.6	(32.0)
Goodwill	152.3	152.3	-
Derivative instruments - long-term	22.7	22.7	-
Other deferred charges and other assets	2.7	(16.0)	18.7
Liabilities
Notes payable	(5.0)	17.0	(22.0)
Accounts payable	85.5	84.1	1.4
Accrued taxes	58.3	19.8	38.5
Accrued interest	56.6	50.8	5.8
Deferred income taxes	9.8	16.5	(6.7)
Derivative instruments - current	11.9	21.4	(9.5)
Other current liabilities	32.3	31.0	1.3
Deferred income taxes	(235.4)	(230.6)	(4.8)
Deferred tax credits	67.8	5.8	62.0
Asset retirement obligations	30.0	12.2	17.8
Pension and post-retirement liability	44.4	28.2	16.2
Regulatory liabilities	67.5	91.8	(24.3)
Other deferred credits and other liabilities	41.0	56.3	(15.3)
Long-term debt	1,530.8	1,157.3	373.5

The following are significant balance sheet changes in addition to the acquisition of GMO.

•	Great Plains Energy’s fuel inventories increased $5.4 million at KCP&L primarily due to increased coal and coal transportation costs.

•
Great Plains Energy’s construction work in progress increased $443.9 million at KCP&L primarily due to a $388.4 million increase related to KCP&L’s Comprehensive Energy Plan, including $272.9 million related to the construction of Iatan No. 2 and $115.5 million for environmental upgrades.

•
Great Plains Energy’s commercial paper decreased $111.1 million primarily due to the use of proceeds from the issuance of $350.0 million of unsecured Senior Notes at KCP&L offset by a $41.2 million payment to settle KCP&L’s T-Lock and additional borrowings to support expenditures related to the Comprehensive Energy Plan.

•	Great Plains Energy’s accrued taxes increased $38.5 million due primarily to an increase in property tax accruals at KCP&L and the timing of tax payments.

•
Great Plains Energy’s accrued interest increased $5.8 million primarily due to the issuance of KCP&L’s $350.0 million of 6.375% Senior Notes in March 2008 and to the timing of interest payments at KCP&L.  These increases were partially offset by the reversal of $6.8 million of accrued interest related to unrecognized tax benefits.  See Note 12 to the consolidated financial statements for further information on unrecognized tax benefits.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $9.5 million primarily due to a decrease of $28.0 million at KCP&L related to the settlement of a T-Lock simultaneously with the issuance of $350.0 million of 6.375% Senior Notes in March 2008, partially offset by a $18.3 million increase in the fair value of Great Plains Energy’s FSS.

•
Great Plains Energy’s deferred tax credits increased $62.0 million due to recognition of $63.0 million of advanced coal credits.  See Note 12 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s asset retirement obligations increased $17.8 million primarily due to KCP&L recording $17.2 million of additional asset retirement obligations as a result of changes in cost estimates and timing used in computing the present value of certain asbestos AROs.  See Note 18 to the consolidated financial statements for additional information.

•
Great Plains Energy’s regulatory liabilities decreased $24.3 million at KCP&L primarily due to a reclassification to accumulated depreciation, consistent with ratemaking treatment, of the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million.

•	Great Plains Energy’s other – deferred credits and other liabilities decreased $15.3 million due to the payment against and release of a legal reserve.

•	Great Plains Energy’s long-term debt increased $373.5 million due to KCP&L’s issuance of $350.0 million of 6.375% Senior Notes in March 2008 and $23.4 million of Series 2008 EIRR bonds in May 2008.

KCP&L RESULTS OF OPERATIONS

The following discussion of KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and for 2007 includes HSS, formerly an unregulated subsidiary of KCP&L, which was transferred from KCP&L to KLT Inc. on January 2, 2008.  In the discussion that follows, references to KCP&L reflect only the operations of the utility.

The following table summarizes KCP&L’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2008	2007	2008	2007
	(millions)
Operating revenues	$423.7	$416.0	$1,056.3	$990.8
Fuel	(79.6)	(75.6)	(192.6)	(186.2)
Purchased power	(31.3)	(41.3)	(100.3)	(80.4)
Other operating expenses	(133.5)	(128.0)	(401.2)	(383.1)
Depreciation and amortization	(51.4)	(44.1)	(152.4)	(130.9)
Operating income	127.9	127.0	209.8	210.2
Non-operating income and expenses	6.5	0.2	13.0	2.6
Interest charges	(16.6)	(17.1)	(53.3)	(52.0)
Income taxes	(33.9)	(33.5)	(60.7)	(45.7)
Net income	$83.9	$76.6	$108.8	$115.1

KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Retail revenues	(millions)			(millions)
Residential	$163.4	$160.0	3	$368.8	$348.8	6
Commercial	160.5	157.8	6	404.0	386.1	5
Industrial	31.4	31.7	5	85.1	83.4	2
Other retail revenues	2.7	2.4	12	7.8	7.3	7
Kansas ECA under (over) recovery	(11.8)	-	NA	5.5	-	NA
Total retail	346.2	351.9	(2)	871.2	825.6	6
Wholesale revenues	72.4	59.3	22	170.2	152.0	12
Other revenues	5.1	4.8	10	14.9	13.2	13
KCP&L revenues	$423.7	$416.0	2	$1,056.3	$990.8	7

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,634	1,840	(11)	4,195	4,367	(4)
Commercial	2,082	2,242	(7)	5,827	5,905	(1)
Industrial	542	602	(10)	1,569	1,657	(5)
Other retail MWh sales	22	19	7	57	67	(15)
Total retail	4,280	4,703	(9)	11,648	11,996	(3)
Wholesale MWh sales	1,630	1,438	13	3,713	3,686	1
KCP&L electric MWh sales	5,910	6,141	(4)	15,361	15,682	(2)

Retail revenues decreased $5.7 million for the three months ended September 30, 2008, compared to the same period in 2007 primarily due to unfavorable weather in 2008, with a 30% decrease in cooling degree days, partially offset by new retail rates effective January 1, 2008.  Retail revenues increased $45.6 million year to date September 30, 2008, compared to the same period in 2007 primarily due to new retail rates effective January 1, 2008, partially offset by unfavorable weather in 2008, with a 26% decrease in cooling degree days.

Wholesale revenues increased $13.1 million for the three months ended September 30, 2008, compared to the same period in 2007 due to a 13% increase in wholesale MWh sales as a result of reduced retail load due to unfavorable weather and increased MWhs generated and a 13% increase in the average market price per MWh to $47.77, primarily due to higher natural gas prices.  Wholesale revenues increased $18.2 million year to date September 30, 2008, compared to the same period in 2007 due to a 15% increase in the average market price per MWh to $48.35, primarily due to higher natural gas prices, and a 1% increase in wholesale MWh sales.

KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	September 30%			September 30%
	2008	2007	Change	2008	2007	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	4,340	4,232	3	11,375	10,829	5
Nuclear	1,215	1,215	-	2,759	3,638	(24)
Natural gas and oil	172	280	(38)	226	524	(57)
Wind	93	74	25	308	211	46
Total Generation	5,820	5,801	-	14,668	15,202	(4)

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date September 30, 2008, increased to 92% and 81%, respectively, from 89% and 78% for the same periods in 2007.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of KCP&L’s base load capacity.  Wolf Creek’s latest refueling outage began on March 20, 2008, and there were several increases in work scope during the outage that extended the restart until May 14, 2008.  A primary driver of the work scope increases was modifications to piping systems associated with the emergency core cooling systems.  As a result of the outage, the capacity and equivalent availability factor for Wolf Creek decreased to 77% year to date September 30, 2008, compared to 100% for the same period in 2007.

Fuel expense increased $4.0 million for the three months ended and $6.4 million year to date September 30, 2008, compared to the same periods in 2007 primarily due to higher coal and coal transportation costs mostly offset by decreased MWhs generated and less natural gas in the fuel mix, which has a higher cost compared to other fuel types.

Purchased power expense decreased $10.0 million for the three months ended September 30, 2008, compared to the same period in 2007 due to a 47% decrease in MWh purchases as a result of milder weather reducing retail load requirements and increased MWhs generated.  This decrease was partially offset by a 69% increase in the average price per MWh as a result of higher natural gas prices.  Purchased power expense increased $19.9 million year to date September 30, 2008, compared to the same period in 2007 due to a 10% increase in MWh purchases due to the impact of plant outages in the first half of the year.  Additionally, the average price per MWh increased 49% as a result of higher natural gas prices.  These year to date increases were partially offset by $6.5 million in recoveries from a litigation settlement regarding a 2005 transformer failure.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization increased $7.3 million and $21.5 million for the three months ended and year to date September 30, 2008, respectively, compared to the same periods in 2007 due to additional amortization pursuant to rate case orders of $5.4 million for the three months ended and $16.3 million year to date September 30, 2008, combined with normal depreciation activity for capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $6.3 million and $10.4 million for the three months ended and year to date September 30, 2008, respectively, compared to the same periods in 2007 primarily due to an increase in the allowance for funds used during construction resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

KCP&L Income Taxes
KCP&L’s income taxes increased $15.0 million year to date September 30, 2008, compared to the same period in 2007 primarily due to an increase in deferred tax balances of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy, partially offset by increased wind credits.  See Note 12 to the consolidated financial statements for a reconciliation of effective income tax rates for the comparative periods.

KCP&L Significant Balance Sheet Changes (September 30, 2008 compared to December 31, 2007)

•
KCP&L’s receivables increased $31.9 million primarily due to a $27.6 million increase in customer receivables due to new retail rates and higher summer usage and a $37.3 million increase in intercompany receivables, primarily from GMO.  These increases were partially offset by the repayment of a $10.5 million intercompany receivable from Great Plains Energy and a $20.2 million decrease in receivables from joint owners primarily related to Comprehensive Energy Plan projects.

•	KCP&L’s fuel inventories increased $5.5 million primarily due to increased coal inventory quantities resulting from plant outages as well as increased coal and coal transportation costs.

•
KCP&L’s construction work in progress increased $443.9 million primarily due to a $388.4 million increase related to KCP&L’s Comprehensive Energy Plan, including $272.9 million related to the construction of Iatan No. 2 and $115.5 million for environmental upgrades.

•
KCP&L’s other – deferred charges and other assets increased $39.9 million primarily due to $23.5 million for payments owed to KCP&L by GMO related to Comprehensive Energy Plan projects and a $7.5 million long-term receivable related to the proceeds from KCP&L’s Series 2008 EIRR bonds issued in May 2008 that were deposited with a trustee.

•
KCP&L’s commercial paper decreased $111.1 million primarily due to the use of proceeds from the issuance of $350.0 million of unsecured Senior Notes at KCP&L offset by a $41.2 million payment to settle KCP&L’s T-Lock and additional borrowings to support expenditures related to the Comprehensive Energy Plan.

•	KCP&L’s accrued taxes increased $38.2 million primarily due to an increase in property tax accruals at KCP&L and the timing of tax payments.

•	KCP&L’s accrued interest increased $12.5 million primarily due to the issuance of KCP&L’s $350.0 million of 6.375% Senior Notes in March 2008 and to the timing of interest payments at KCP&L.

•	KCP&L’s derivative instruments – current liabilities decreased $28.0 million due to the settlement of a T-Lock simultaneously with the issuance of $350.0 million of 6.375% Senior Notes in March 2008.

•
KCP&L’s deferred tax credits increased $61.9 million due to recognition of $63.0 million of advanced coal credits.  See Note 12 to the consolidated financial statements for additional information on the advanced coal credits.

•
KCP&L’s asset retirement obligations increased $17.7 million primarily due to changes in cost estimates and timing used in computing the present value of certain asbestos AROs.  See Note 18 to the consolidated financial statements for additional information.

•
KCP&L’s pension and post-retirement liability – long-term increased $15.6 million primarily due to an increase in the number of employees after the acquisition of GMO.  GMO has no employees of its own.  KCP&L employees operate and manage GMO’s properties, and KCP&L charges GMO for the cost of these services, including pension and post-retirement expenses.

•
KCP&L’s regulatory liabilities decreased $24.3 million primarily due to a reclassification to accumulated depreciation, consistent with ratemaking treatment, for the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million.

•	KCP&L’s long-term debt increased $373.5 million due to KCP&L’s issuance of $350.0 million of 6.375% Senior Notes in March 2008 and $23.4 million of Series 2008 EIRR bonds in May 2008.

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

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s utility construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at September 30, 2008, consisted of $24.3 million of cash and cash equivalents on hand and $1,113.4 million of unused bank lines of credit.  The unused lines consisted of $333.4 million from KCP&L's revolving credit facility, $448.0 million from GMO’s credit facilities and $332.0 million from Great Plains Energy's revolving credit facility.  See Note 10 to the consolidated financial statements for more information on these agreements.

Great Plains Energy expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding KCP&L’s Comprehensive Energy Plan), dividends and pension benefit plan funding requirements, discussed below, with internally generated funds.  Great Plains Energy may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  The funds Great Plains Energy needs to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments.  In addition, Great Plains Energy may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.

KCP&L’s primary means of short-term financing is the issuance of commercial paper.  KCP&L has continued to have uninterrupted access to the commercial paper market, but at higher interest rates than historically, despite recent pressure in that market and the money and capital markets generally.  Great Plains Energy presently believes it has the necessary liquidity to effectively conduct business operations for an extended period if market disruptions persist.  However, continuing instability in the capital markets could adversely affect Great Plains Energy’s access and cost of needed capital.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.  The individual components of working capital vary with normal business cycles and operations.  Additionally, KCP&L’s payment of $41.2 million to settle T-Locks upon the issuance of $350.0 million of 6.375% Senior Notes impacted operating cash flows.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $342.6 million year to date September 30, 2008, compared to the same period in 2007.  The acquisition of GMO increased utility capital expenditures $97.1 million and KCP&L’s utility capital expenditures increased due to an increase in KCP&L’s cash utility expenditures of $225.6 million related to KCP&L’s Comprehensive Energy Plan.

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million.  At the time of the sale Strategic Energy had $88.9 million of cash resulting in proceeds from sale of Strategic Energy, net of cash sold of $216.4 million.

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  Great Plains Energy paid cash consideration of $0.7 billion.  At the time of the acquisition, GMO had approximately $1.0 billion of cash from the sale of its electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa to Black Hills.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date September 30, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used to repay short-term borrowings.  KCP&L has incurred additional short-term borrowings year to date September 30, 2008, to support expenditures related to Comprehensive Energy Plan projects.  GMO repaid $169.0 million on a credit agreement that was terminated in the third quarter of 2008.  Additionally, GMO terminated various other credit agreements and paid $12.5 million of termination fees.

Great Plains Energy’s cash flows from financing activities year to date September 30, 2007, reflect KCP&L’s repayment of its 6.00% Senior Notes; an issuance, at a discount, of $250.0 million of 6.05% Senior Notes that mature in 2035; an issuance, at a discount, of $100.0 million of 6.875% Senior Notes that mature in 2017; an increase in short-term borrowings; and the $12.3 million settlement of an equity forward contract at Great Plains Energy.

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

In December 2007, FERC authorized KCP&L to have outstanding at any time up to a total of $800.0 million in short-term debt instruments through December 2009.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At September 30, 2008, there was $545.3 million available under this authorization.  In October 2008, KCP&L filed an application with FERC to increase this authorization to $1.1 billion.  The increased limit will enable KCP&L to meet its capital and operating needs through the short-term debt market in the event it is uneconomic or extremely difficult to access the capital markets.  In the application, KCP&L requested authorization to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool could be lent on a short-term basis to KCP&L and GMO.

GMO has $500.0 million of FERC short-term debt authorization.  At September 30, 2008, there was $483.0 million available under this authorization.

Significant Financing Activities
KCP&L has an effective shelf registration statement providing for the sale of investment grade notes and general mortgage bonds that became effective in January 2008.  There is currently $550.0 million of capacity under this registration statement.  This is intended to preserve KCP&L’s flexibility to access the debt capital markets.

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

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  KCP&L recorded a $15.9 million short-term receivable and a $7.5 million long-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear an interest at a daily rate equal to 10% per annum until all the bonds are successfully remarketed.

On August 14, 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8,000,000 shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  The Company will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  As of September 30, 2008, no shares had been sold through BNYMCM.

Debt Agreements
See Note 10 to the consolidated financial statements for discussion of Great Plains Energy’s and KCP&L’s revolving credit facilities.

Projected Utility Capital Expenditures
Utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	Remainder of
	2008	2009	2010
Base utility construction expenditures	(millions)
Generating facilities	$31.4	$107.8	$133.0
Distribution and transmission facilities	69.3	204.7	281.5
General facilities	17.5	44.9	35.7
Total base utility construction expenditures	118.2	357.4	450.2
Comprehensive Energy Plan capital expenditures
Iatan No. 2 (KCP&L Share)	65.3	291.2	120.4
Environmental	46.3	48.4	43.3
Customer programs & asset management	4.3	12.2	7.6
Total Comprehensive Energy Plan capital expenditures	115.9	351.8	171.3
Nuclear fuel	7.4	17.5	32.0
Iatan No. 2 (GMO Share)	21.0	94.9	39.6
Other environmental	27.8	27.2	49.7
Customer programs & asset management	-	0.4	0.7
Total utility capital expenditures	$290.3	$849.2	$743.5

Utility capital expenditure plans are subject to continual review and change and includes utility capital expenditures related to KCP&L’s Comprehensive Energy Plan for environmental investments and new capacity.

Pensions
The Company maintains qualified defined benefit plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Year to date September 30, 2008, the Company contributed $21.7 million to the plans and expects to contribute an additional $7.7 million to satisfy the funding requirements of ERISA and the 2007 MPSC and KCC rate orders.  In addition, the Company plans to make a voluntary contribution in the fourth quarter of 2008 of $18.0 million to maintain the funded status of the qualified benefit plans.  The contributions will be paid by KCP&L whom management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.  All plans meet the funding requirements of ERISA and additional contributions may be made if deemed financially advantageous.

With the GMO acquisition on July 14, 2008, under the terms of the purchase agreement, Black Hills assumed the pension obligation and a portion of the plan assets related to the current and former employees of GMO’s Colorado electric and Colorado, Iowa, Kansas and Nebraska gas utility operations.  The final transfer of plan assets is expected to be complete prior to December 31, 2008, at which time the Company expects to make a voluntary contribution of approximately $12 million to sustain the funded status of the plan.

In addition, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $10.5 million under the provisions of these plans in 2008, with the majority paid by KCP&L.

Credit Ratings
At September 30, 2008, the major credit rating agencies rated Great Plains Energy’s, KCP&L’s and GMO’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Negative	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-

KCP&L
Outlook	Negative	Stable
Senior Secured Debt	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Negative	Stable
Senior Secured Debt*	Baa2	BBB+
Senior Unsecured Debt*	Baa2	BBB
*reflects Great Plains Energy guarantee

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have an adverse impact on Great Plains Energy’s, KCP&L’s  and GMO’s access to capital, the cost of funds, the amounts of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

The MPSC approval of the GMO acquisition is conditioned on the requirement that any post-acquisition financial effects of a credit downgrade of Great Plains Energy, KCP&L or GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The Company has agreed to not seek rate recovery of GMO interest costs in excess of equivalent investment-grade debt.

Supplemental Capital Requirements and Liquidity Information
The following tables update selected items from Great Plains Energy’s and KCP&L’s contractual commitments in the 2007 Form 10-K to reflect significant changes, including the July 14, 2008, acquisition of GMO.

Great Plains Energy
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
Lease commitments	(millions)
Operating lease	$6.3	$21.2	$14.7	$13.2	$12.7	$85.0	$153.1
Capital lease	-	0.2	0.3	0.3	0.3	5.4	6.5
Purchase commitments
Fuel	62.3	156.7	122.6	46.1	26.9	198.7	613.3
Purchased capacity	26.6	32.7	29.5	19.8	14.1	24.7	147.4
Comprehensive Energy Plan	230.3	345.1	59.2	-	-	-	634.6
Non-regulated natural gas
transportation	1.4	5.5	5.5	5.0	2.6	10.9	30.9
Total contractual commitments	$326.9	$561.4	$231.8	$84.4	$56.6	$324.7	$1,585.8

KCP&L
	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Fuel	$43.2	$114.3	$85.6	$33.4	$15.6	$198.7	$490.8
Comprehensive Energy Plan	230.3	345.1	59.2	-	-	-	634.6
Total contractual commitments	$273.5	$459.4	$144.8	$33.4	$15.6	$198.7	$1,125.4

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation costs and natural gas.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.

In October 2008, Great Plains Energy entered into an operating lease to move its corporate headquarters in the third quarter of 2009.  The lease has a 23-year term, ending in September 2032, with an estimated average annual minimum lease obligation of approximately $3.7 million.  This lease will replace the existing corporate headquarters operating lease expiring September 2009, with minimum annual lease obligations of approximately $4.0 million.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  KCP&L’s guarantees were relatively unchanged at September 30, 2008, compared to December 31, 2007.

In July 2008, Great Plains Energy issued guarantees relating to approximately $1 billion of GMO’s outstanding long-term debt.  These guarantees collectively cover substantially all of GMO’s outstanding long-term debt.  The guarantees provide Great Plains Energy’s unconditional guarantee, as a primary obligor, of the payment and performance of GMO’s obligations.

The following GMO credit facilities are guaranteed by Great Plains Energy.

•
$65 million revolving line of credit dated April 22, 2005, with Union Bank of California, expiring April 22, 2009.  This facility is secured by the accounts receivable from GMO’s Missouri regulated utility operations.

•	$400 million revolving line of credit dated September 23, 2008, with a group of banks, expiring September 23, 2011.

None of the guaranteed obligations are subject to default or prepayment as a result of downgrading of GMO securities, although such a downgrading has in the past, and could in the future, increase interest charges under GMO’s revolving lines of credit and GMO’s 11.875% Senior Notes due 2012 and 7.95% Senior Notes due 2011.

At September 30, 2008, GMO had issued letters of credit totaling $57.1 million as credit support to certain counterparties.

New Accounting Standards
See Note 22 to the consolidated financial statements for information regarding new accounting standards.

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

With the acquisition of GMO, Great Plains Energy is exposed to market risk for GMO’s utility operations and MPS Merchant as well as credit risk for MPS Merchant.  The following is a discussion of the GMO market risk and credit risk exposure.  There has been no material change to market risk or credit risk exposure disclosures in the 2007 Form 10-K of Great Plains Energy and KCP&L.

Market Risk – Utility Operations
In the GMO regulated electric operations in 2008, approximately 65% of the power sold was generated and GMO purchased the remaining 35% through long-term contracts or in the open market.  GMO has a fuel adjustment clause that allows GMO to adjust rates based on 95% of the cost of increases or decreases in purchased power and variable fuel costs.

Several measures have been taken to mitigate the commodity price risk exposure in the GMO electric operations.  One of these measures is contracting for a diverse supply of coal to meet 100% of native load fuel requirements of coal-fired generation in 2008 and 65% in 2009, respectively.  The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using NYMEX futures contracts and options.  This is a multi-year hedging plan.  As of September 30, 2008, GMO had financial contracts in place to hedge approximately 32% and 31% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2008 and 2009, respectively.  The mark-to-market value of these contracts at September 30, 2008, was a liability of $2.4 million.

Additional factors that affect commodity price exposure include the quantity and availability of fuel used for generation and the quantity of electricity customers consume.  Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and scheduled outages at our facilities that use fossil fuels. Customers' electricity usage could also vary from year to year based on the weather or other factors.

Market Risk – MPS Merchant
MPS Merchant is exposed to market risk, including changes in commodity prices.  To manage the volatility relating to these exposures, MPS Merchant enters into various derivative transactions in accordance with the risk management policy.  The trading portfolios consist of natural gas contracts that are settled by the delivery of the commodity or cash.  These contracts take many forms, including futures, forwards, swaps and options.  With the winding down of the trading portfolio, most positions have been hedged to limit exposure to the above risks.

Certain Trading Activities
Great Plains Energy engages in price risk management activities for both trading and non-trading activities.  Transactions carried out in connection with trading activities that are derivatives under SFAS No. 133 are accounted for under the mark-to-market method of accounting.  Under SFAS No. 133, energy commodity trading contracts, including physical transactions (mainly gas) and financial instruments, are recorded at fair value.  As part of the valuation of the portfolio, Great Plains Energy values the credit risks associated with the financial condition of counterparties and the time value of money.  Quoted market prices from published sources or comparable transactions in liquid markets are used to value the contracts.  If actively quoted market prices are not available, brokers are contracted or other external sources or comparable transactions are used to obtain current values of the contracts.  In addition, the market prices or fair values used in determining the value of the portfolio are best estimates utilizing information such as historical volatility, time value, counterparty credit and the potential impact on market prices of liquidating the positions in an orderly manner over a reasonable period of time under current market conditions.  When market prices are not readily available or determinable, certain contracts are recorded at fair value using an alternative approach such as model pricing.

Credit Risk Exposure
During regular business operations, Great Plains Energy conducts business with a broad range of entities and a wide variety of end users, energy merchants, producers and financial institutions.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.

The following table provides information on MPS Merchant credit exposure to suppliers at September 30, 2008.

Credit
Rating	Exposure
External rating	(millions)
Investment grade	$5.1
Non-investment grade	-
No external rating	42.3
Total	$47.4

External ratings are determined by using publicly available credit ratings of the counterparty.  If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor.

Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s Investors Service.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the chief executive officer, chief financial officer, and the Company’s disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (ICFR) that occurred during the quarterly period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, its ICFR, except for the following matter.

Due to the acquisition of GMO, the design of the ICFR structure for Great Plains Energy has changed to incorporate non-integrated GMO internal control activities, as well as design changes to incorporate GMO transactions for all integrated processes.  Due to the timing of the acquisition, certain non-integrated GMO processes and controls in addition to transactions specific to financial reporting for GMO may be excluded from Great Plains Energy management’s assessment of internal control over financial reporting at December 31, 2008.  Great Plains Energy will continue to evaluate the control environment as integration activities continue throughout 2008.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except for the following matter.

Due to the acquisition of GMO, the design of the ICFR structure for KCP&L has changed to incorporate GMO transactions for all integrated processes.  KCP&L will continue to evaluate the control environment as integration activities continue throughout 2008.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 7, 15 and 17 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Changes in Risk Factors Resulting from the Sale of Strategic Energy
On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy to Direct Energy.  As a result, the Strategic Energy-specific risk factors identified below, as well as all references to Strategic Energy in the risk factors contained in Item 1A. Risk Factors in the 2007 Form 10-K, as modified by Part II, Item 1A. Risk Factors in the 10-Q for the quarter ended March 31, 2008, are no longer applicable.  These specific risk factors are:

•	The ability of Strategic Energy to compete in states offering retail choice may be materially affected by state regulations and host public utility rates.
•	The announced review of alternatives for Strategic Energy may cause business uncertainties, which could adversely affect Great Plains Energy’s results of operation.
•	Strategic Energy operates in competitive retail electricity markets, which could impact financial results.
•	Strategic Energy supplier and customer credit risk may adversely affect financial results.

Changes in Risk Factors Resulting from the Acquisition of GMO
On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  As a result, the risk factors of Great Plains Energy now reflect risks associated with the ownership and operations of GMO.  Many of these risks are similar to those of KCP&L, Great Plains Energy’s other regulated public utility, with the exception of the following risk factor, which is discussed in more detail below.

•	Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO, and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.

Updated and Restated Risk Factors
The Strategic Energy sale and the GMO acquisition have resulted in numerous changes to Great Plains Energy’s risk factors, as summarized above.  Given the extent of the changes to the risk factors as presented in Item 1A. Risk Factors in the 2007 Form 10-K, as modified by Part II, Item 1A. Risk Factors in the Form 10-Q for the quarter ended March 31, 2008, Great Plains Energy and KCP&L updated and restated these risk factors in their entirety in Part II, Item 1A. Risk Factors in the Form 10-Q for the quarter ended June 30, 2008.  SEC rules require any changes in the risk factors as presented in Form 10-K to be included in each succeeding Form 10-Q.  These updated and restated risk factors are therefore presented below, with substantive changes to the following risk factors:

•
Complex utility and environmental regulation could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Changes were made to name certain regulatory bodies.

•
Financial market disruptions and declines in the credit ratings of Great Plains Energy, KCP&L or GMO may increase financing costs or limit access to the credit markets, which may adversely affect liquidity and results.  Changes were made to reflect the current conditions in the credit and capital markets.

•
Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.  Changes were made to reflect the Great Plains Energy guarantee of a recent GMO revolving credit agreement.

•
The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to allow Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect on Great Plains Energy’s ability to meet its obligations.  Changes were made to reflect the termination during the quarter of GMO credit facilities that contained covenants restricting its ability to pay dividends.

•
Changes in customer demand, due to sustained financial market disruptions or downturns or sluggishness in the economy, and weather conditions may adversely affect KCP&L’s and Great Plains Energy’s business and financial results.  Changes were made to reflect the current economic conditions and to reference impacts of financial market disruptions on customer demand.

•
Operations risks may adversely affect the Company’s business and financial results.  Changes were made to reflect the exclusion of insurance coverage for transmission and distribution systems and the extent of business continuity insurance coverage.

•	The cost and schedule of construction projects may materially change. Changes were made to reference other KCP&L and GMO construction projects.
•
Market performance, increased retirements and changes in retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.  Changes were made to reflect current market conditions and the scope of GMO’s continuing pension and benefit plan obligations.

•
Participation in regional transmission organizations (RTOs) could increase costs, reduce revenues, and reduce KCP&L’s and GMO’s control over their transmission assets.  Changes were made to reflect the denial of GMO’s application to join the Midwest Independent System Operator (MISO) RTO.

Additionally, the following risk factor has been added:

•
A sustained decline in Great Plains Energy’s stock price below book value may result in goodwill impairments that could adversely affect Great Plains Energy’s results of operations and financial position, as well as credit facility covenants.

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  The information presented below updates and restates the risk factors described in the 2007 Form 10-K, as modified in the Form 10-Qs for the quarters ended March 31, 2008, and June 30, 2008, of each of Great Plains Energy and KCP&L.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L.  Risk factors of KCP&L and GMO are also risk factors for Great Plains Energy.

Complex utility and environmental regulation could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
KCP&L and GMO are subject to, or affected by, extensive federal and state utility regulation, including, by the MPSC, KCC, FERC, NRC, SPP and the North American Electric Reliability Corporation.  They must also comply with environmental legislation and associated regulations.  In the Company’s business planning and management of operations, it must address the effects of existing and proposed regulation on its businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators and taxing authorities.  Failure of KCP&L or GMO to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect Great Plains Energy’s and KCP&L’s business and results of operations, financial position and cash flows.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Company’s control.
The rates that KCP&L and GMO are allowed to charge their customers are the single most important item influencing their results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of KCP&L and GMO’s control, including the MPSC, KCC (for KCP&L) and FERC.  KCP&L and GMO are also exposed to cost-recovery shortfalls due to the inherent lag in the rate-setting process, especially during periods of significant cost inflation.

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

A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement, or other costs and expenses, could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, which could materially and adversely affect KCP&L’s and Great Plains Energy’s results of operations, financial position, and cash flows.  In response to competitive, economic, political, legislative and regulatory pressures, KCP&L and GMO may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

Regulatory requirements regarding utility operations may increase costs and may expose KCP&L and GMO to compliance penalties.
The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements, and quality of service standards.  KCP&L agreed to quality of service standards in Kansas in connection with the GMO acquisition.  The costs of new or modified operational standards and requirements could have an adverse effect on KCP&L and Great Plains Energy’s results of operations, financial position and cash flows as a result of increased operations, maintenance and capital expenditures for new facilities, or to repair or improve existing facilities.  Failure to meet quality of service, operational or other standards and requirements could expose KCP&L or GMO to penalties or other adverse rate consequences.

Financial market disruptions and declines in the credit ratings of Great Plains Energy, KCP&L or GMO may increase financing costs or limit access to the credit markets, which may adversely affect liquidity and results.
KCP&L’s capital requirements are expected to be substantial over the next several years.  The acquisition of GMO has further increased the Company’s overall capital requirements, and the capital requirements of GMO over the next several years are expected to be substantial as it implements generation and environmental projects.  The Company relies on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Company also relies on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for KCP&L and GMO operations varies with a number of factors, including the amount and price of wholesale power purchased or sold.

Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the companies’ cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.  The interest rates on a substantial portion of Great Plains Energy’s and GMO’s debt are subject to increase as their respective credit ratings decrease.  The Company has agreed to not seek rate recovery of GMO interest costs in excess of equivalent investment-grade debt, and the MPSC approval of the GMO acquisition is conditioned on the requirement that any post-acquisition financial effects of a credit downgrade of Great Plains Energy, KCP&L or GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The amount of collateral or other credit support required under power supply agreements is also dependent on credit ratings.

The capital and credit markets have been experiencing levels of volatility and disruption unprecedented in recent years.  If current levels of market disruption and volatility continue or worsen, or if there is a decrease in Great Plains Energy’s, KCP&L’s or GMO’s credit ratings, there can be no assurance that the companies would not experience an adverse effect on their access to capital, their cost or dilutive effect of funds, the amount of collateral or other credit support obligations required to be posted with contractual counterparties, KCP&L’s or GMO’s rate recovery of costs, or Great Plains Energy’s ability to provide credit support for its subsidiaries which would adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Market disruption and volatility could have an impact on Great Plains Energy’s, KCP&L’s or GMO’s lenders, suppliers and other counterparties or on KCP&L’s and GMO’s customers, causing them to fail to meet their obligations.

A sustained decline in Great Plains Energy’s stock price below book value may result in goodwill impairments that could adversely affect Great Plains Energy’s results of operations and financial position, as well as credit facility covenants.
The GMO acquisition resulted in Great Plain Energy recording approximately $152 million in goodwill.  Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating that it is possible that an impairment exists.  The Company’s annual impairment testing is conducted in September.  Subsequent to the annual testing, the financial market disruptions and volatility have resulted in Great Plains Energy’s stock price being below book value.  If the stock price continues to be below book value, the accounting rules may require Great Plains Energy to conduct another goodwill impairment test.  There is no assurance that the results of this additional test will not require Great Plains Energy to recognize an impairment of goodwill.  An impairment of GMO acquisition goodwill may adversely affect Great Plains Energy’s results of operations and financial position, and could result in a breach of the debt to total capitalization covenants in Great Plains Energy’s and GMO’s revolving credit agreements.

Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.
In connection with the GMO acquisition, Great Plains Energy issued its guarantees of substantially all of the outstanding debt of GMO, and has guaranteed a $400 million revolving credit facility that was entered into by GMO subsequent to the acquisition.  The guarantees were a factor in GMO receiving investment-grade ratings; however, the guarantees obligate Great Plains Energy directly to pay amounts owed by GMO to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Any guarantee payments could adversely affect Great Plains Energy’s liquidity.

Only a portion of the costs associated with the GMO acquisition will be recovered through utility rates, and the expected non-utility cost benefits of the GMO transaction may not be realized, which could adversely affect Great Plains Energy’s business and results of operations, financial position and cash flows.
The MPSC order approving the GMO transaction provides that the transaction costs will not be recovered through utility rates, and that transition costs (estimated in the pending rate cases to be approximately $59 million) will be recoverable through utility rates only to the extent the costs are offset by benefits resulting from the acquisition.

The Company expects to achieve various benefits, including cost savings and operating efficiencies in connection with the acquisition.  Approximately half of the total estimated cost savings over the first five years following the GMO acquisition are expected to come from reductions in GMO’s corporate overhead and other costs that are not being recovered, and are not expected to be recovered, through GMO’s Missouri utility rates.  If the Company is not able to eliminate these non-Missouri utility costs as anticipated, its results of operations, financial position and cash flows will be negatively impacted.

The benefits of integrating KCP&L’s and GMO’s utility businesses may be less than expected, which could adversely affect the Company’s business, regulatory treatment and results of operations, financial position and cash flows.
The Company also expects to achieve synergies through the integration of KCP&L and GMO utility operations.  This integration poses significant challenges due to the size and complexity of each organization.  The Company has dedicated substantial efforts and resources since the proposed transaction was announced to plan for an efficient and successful integration of utility operations.  The Company believes that it will have the necessary employees to successfully operate the integrated utility operations, and that it will achieve the anticipated benefits.  However, there is no assurance that the utility operations integration will be completed successfully or in a timely manner, or result in the anticipated benefits.  Failure to achieve the anticipated cost reductions or customer service levels could result in adverse regulatory actions and could negatively affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

As a service provider to GMO, KCP&L may have exposure to GMO’s financial performance and operations.
GMO has no employees of its own.  KCP&L employees operate and manage GMO’s properties, and KCP&L charges GMO for the cost of these services.  These arrangements may pose risks to KCP&L, including possible claims arising from actions of KCP&L employees in operating GMO’s properties and providing other services to GMO.  KCP&L’s claims for reimbursement for services provided to GMO are unsecured and rank equally with other unsecured obligations of GMO.  KCP&L’s ability to be reimbursed for the costs incurred for the benefit of GMO depends on the financial ability of GMO to make such payments.

The Company is subject to current and potential environmental laws and the incurrence of environmental liabilities, any or all of which may adversely affect the Company’s business and financial results.
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters, primarily through KCP&L and GMO’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

There is also a risk of new environmental laws and regulations, and judicial interpretations of environmental laws and regulations, affecting KCP&L and GMO’s operations.  In particular, various stakeholders, including legislators, regulators, shareholders and non-governmental organizations, as well as utilities and other companies in many business sectors, are considering ways to address climate change.  These include regulation of carbon dioxide and other greenhouse gas emissions and efforts to encourage or mandate the use of renewable resources, energy efficiency and demand response management.  Federal and/or state legislation or regulation to reduce greenhouse gas emissions may be enacted in the near future.  The Kansas Department of Health and Environment has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  KCP&L’s current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 17 million tons per year.  GMO’s current generation capacity also is primarily coal-fired, and is estimated to produce approximately 6 million tons of CO2 per year.  Efforts to reduce greenhouse gas emissions may cause KCP&L and GMO to incur material costs to reduce the greenhouse gas emissions from their operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), procure emission allowance credits, or incur taxes, fees or other governmental impositions on account of such emissions.  Rules governing emissions of mercury, nitrous oxides and sulfur dioxides are also in a state of flux.  Rules issued by the Environmental Protection Agency (EPA) regarding these emissions were reversed by the courts, and it is unclear what standards will be imposed in the future, or when KCP&L and GMO may have to comply with any new standards.  KCP&L’s and GMO’s projected capital expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of new or modified environmental requirements, the emissions limits imposed by these requirements and the types and costs of the compliance alternatives selected by KCP&L and GMO.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly different than the projections.  Other new environmental laws and regulations affecting KCP&L and GMO’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L and GMO or their facilities, any of which may adversely affect the Company’s business and substantially increase its environmental expenditures in the future.

New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the associated uncertainty may materially affect the cost and timing of the environmental retrofit projects included in the Comprehensive Energy Plan, among other projects, and thus materially affect the Company’s results of operations, financial position and cash flows.

Under current law, KCP&L and GMO are also generally responsible for any on-site liabilities associated with the environmental condition of their facilities, including those that they have previously owned or operated, regardless of whether the liabilities arose before, during or after the time they owned or operated the facilities.  KCP&L and GMO may not be able to recover all of their costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L or Great Plains Energy’s results of operations, financial position and cash flows.  See the notes to the consolidated financial statements for additional information regarding environmental matters.

The Federal Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation of an existing facility if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan Unit No. 1.  In May 2008, KCP&L received a subpoena requiring the production of documents.  KCP&L has produced, and continues to produce, documents in response to the subpoena.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to allow Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  KCP&L has committed to its state regulatory commissions to maintain a 35% equity to total capitalization ratio, and KCP&L and GMO have similar covenants in their revolving credit facilities.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

Changes in customer demand, due to sustained financial market disruptions or downturns or sluggishness in the economy, and weather conditions may adversely affect KCP&L’s and Great Plains Energy’s business and financial results.
The results of operations, financial position and cash flows of KCP&L and Great Plains Energy can be materially affected by changes in weather and customer demand.  KCP&L and GMO estimate customer demand based on historical trends, to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affects the markets in which KCP&L and GMO operate.  If the current financial market disruptions or economic downturn continue or worsen, overall electricity sales may decline and/or bad debt expense may increase, which could materially affect KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  KCP&L and GMO are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues.  Some of KCP&L’s and GMO’s stations use water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in recent years, can increase maintenance costs at these stations and, if these levels were to get low enough, could cause modifications to plant operations.

The use of derivative contracts in the normal course of business could result in financial losses that could negatively impact Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
Great Plains Energy, KCP&L and GMO use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Financial losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Changes in commodity prices could have an adverse effect on Great Plains Energy’s and KCP&L’s business and financial condition.
KCP&L and GMO engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  KCP&L and GMO generate, purchase and sell electricity in the retail and wholesale markets.  To the extent that exposure to the price of electricity is not hedged, Great Plains Energy and KCP&L could experience losses associated with the changing market price for electricity.

Increases in fuel and transportation prices could have an adverse impact on KCP&L and Great Plains Energy’s costs.
KCP&L’s Kansas retail rates contain an energy cost adjustment (ECA) mechanism.  KCP&L’s Missouri retail rates do not contain a similar provision.  KCP&L’s Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  GMO’s electric rates contain a fuel adjustment clause mechanism under which 95% of the variance in fuel costs from the amount provided in base rates is passed along to GMO’s customers.  GMO’s steam rates contain a quarterly cost adjustment that allows for the recovery of or payment for 80% of the difference between actual fuel costs and a base fuel cost amount.  This exposes KCP&L and GMO to risk from changes in the market prices of coal, natural gas, nuclear fuel and purchased power.  Changes in KCP&L’s or GMO’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect KCP&L’s or GMO’s fuel and purchased power costs.

KCP&L and GMO do not hedge their respective entire exposure from fuel and transportation price volatility.  Forward prices for coal have increased, principally due to international demand, and management expects prices will continue to increase.  Management also expects cost of nuclear fuel to increase significantly from 2009 through 2018.  Consequently, KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows may be materially impacted by changes in these prices until increased costs are recovered in Missouri retail rates.

Wholesale electricity prices affect costs and revenues, creating earnings volatility.
The levels of KCP&L and GMO wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus KCP&L and GMO have immediate exposure to wholesale price changes.  KCP&L and GMO are also exposed to price risk because at times they purchase power to meet customers’ needs.  The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L and GMO’s lower-priced generating units.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale purchases and sales are reflected in KCP&L’s Kansas ECA, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales and purchases.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  GMO’s Missouri fuel adjustment clause passes along to its customers only 95% of the variance in purchased power costs from the amount provided in base rates.  Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L’s and GMO's wholesale sales.  Increases in the amounts or prices of power purchased by KCP&L or GMO to serve their retail customers could increase costs over the levels reflected in their rates.  These events could adversely affect KCP&L and Great Plains Energy’s results of operations, financial position and cash flows.

Operations risks may adversely affect the Company’s business and financial results.
The operation of KCP&L’s and GMO’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.  An equipment outage or constraint can:

•	in the case of generation equipment, directly affect operating costs, increase purchased power needs and costs and reduce wholesale sales opportunities;
•	in the case of transmission equipment, affect operating costs, require changes in the source of generation and affect wholesale sales opportunities; and
•	in the case of distribution systems, affect revenues and operating costs and the companies’ ability to meet regulatory service metrics and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  All of GMO’s coal-fired generating units were constructed prior to 1984.  The age of these generating units increases the risk of unplanned outages and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of KCP&L or GMO generation facilities.

KCP&L and GMO currently have general liability and property insurance in place to cover its facilities in amounts that management considers appropriate.  These policies, however, do not cover KCP&L’s or GMO’s transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and generally do not include business interruption coverage.  Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of KCP&L or GMO’s facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce KCP&L’s and Great Plains Energy’s revenues, increase their costs, or both, and may materially affect KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

The cost and schedule of construction projects may materially change.
KCP&L’s Comprehensive Energy Plan includes the construction of Iatan No. 2, an estimated 850 MW coal-fired generating plant, and environmental retrofits at its existing Iatan No. 1 and LaCygne No. 1 coal-fired units.  GMO also has ownership interests in the Iatan units, and its acquisition by Great Plains Energy exposes the Company to greater risks associated with the ongoing Iatan construction projects.  There are risks that actual costs may exceed current estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and other events beyond KCP&L’s control may occur that may materially affect the schedule, budget and performance of these projects.

The construction projects contemplated in the Comprehensive Energy Plan rely upon the supply of a significant percentage of materials from overseas sources.  This global procurement subjects the delivery of procured material to issues beyond what would be expected if such material were supplied from sources within the United States.  These risks include, but are not limited to, delays in clearing customs, ocean transportation, currency exchange rates and potential civil unrest in sourcing countries, among others.

The demand for environmental projects, similar to those in the Comprehensive Energy Plan, has increased substantially with many utilities in the United States starting similar projects to address changing environmental regulations.  This demand has constrained labor and material resources for such projects, and there is a risk that such constraints may increase.

These and other risks could materially increase the estimated costs of these construction projects, delay the in-service dates of these projects, adversely affect the performance of the projects, and/or require KCP&L or GMO to purchase additional electricity to supply their respective retail customers until the projects are completed.  KCP&L and GMO are not permitted to start recovering the costs of these projects until they are completed and put into service.  Thus, these risks may materially affect KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

KCP&L’s and GMO’s businesses are capital intensive, and require significant capital investments to maintain existing facilities and add new facilities in addition to the Comprehensive Energy Plan projects.  The risks associated with the Comprehensive Energy Plan projects apply as well to all KCP&L and GMO construction activities.

Failure of one or more generation plant co-owners to pay their share of construction, operations and maintenance costs could increase KCP&L’s costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs and, in the case of Iatan No. 2, construction costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  The Iatan No. 2 co-owners have provided financial assurances related to their respective construction cost obligations, but there is a risk that such assurances may not be sufficient in the event of a co-owner default.  During the construction period, the Iatan No. 2 agreements provide for re-allocations of part or all of a defaulting co-owner’s share of the facility to the non-defaulting owners, which would increase the capital requirements, operations and maintenance costs of the non-defaulting owners.  Occurrence of these or other events could materially increase KCP&L and Great Plains Energy’s costs and capital requirements.

An aging workforce and increasing demand for skilled craft labor poses operational and planning challenges.
Through 2011, approximately 22% of KCP&L employees (who manage both KCP&L and GMO operations) will be eligible to retire with full pension benefits.  This is a general industry issue, which has increased the demand for and cost of skilled craft labor for both companies and contractors.  KCP&L and GMO use contractors for a substantial portion of their construction and maintenance work.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate KCP&L’s and Great Plains Energy’s businesses.

Market performance, increased retirements and changes in retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans.  If employees retire when they become eligible for retirement through 2011, or if these plans experience adverse market returns on investments (as has been the case during the 2008 period), or if interest rates materially fall, KCP&L contributions to the plans could rise substantially over historical levels.  In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations, financial position and cash flows.  GMO’s former employees in its Missouri utility operations and certain other operations have accrued benefits in GMO’s defined benefit and post-retirement plans, and GMO faces risks and uncertainties regarding these accrued benefits similar to those of KCP&L.

The Pension Protection Act of 2006 alters the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and changes the timing of required contributions to underfunded plans.  The funding rules, which became effective in 2008, could significantly affect the Company’s funding requirements.  In addition, the Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for expense recognition related to pensions and other post-retirement benefits, which may result in accelerated expense.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Company’s and KCP&L’s business and financial results.
KCP&L owns 47% (548 MW) of Wolf Creek.  The Nuclear Regulatory Commission (NRC) has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  Although not expected, an extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a substantial adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

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

Participation in regional transmission organizations (RTOs) could increase costs, reduce revenues, and reduce KCP&L’s and GMO’s control over their transmission assets.
Functional control of the KCP&L transmission system was transferred to the Southwest Power Pool, Inc. (SPP) during the third quarter of 2006.  KCP&L may be required to incur expenses or expand its transmission system, for which it would seek recovery for through rates, according to decisions made by the SPP rather than according to its internal planning process.  In addition, there is uncertainty regarding the impact of ongoing RTO developments at FERC.

GMO’s application to join the MISO RTO has been denied by the MPSC.  It expects to request MPSC authorization to transfer functional control of its transmission system to the SPP, but there is no assurance regarding the outcome of this request.  GMO will face risks and uncertainties regarding its participation in an RTO similar to those that KCP&L faces.

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on Great Plains Energy’s and KCP&L’s financial condition.
Great Plains Energy, KCP&L and GMO are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that Great Plains Energy, KCP&L and GMO may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number	Notes	Description of Document

4.1.1	1,2
Bond Indenture, Mortgage, Deed of Trust, Security Agreement and Fixture Filing, dated as of August 31, 2005, between Aquila, Inc. and Union Bank of California, N.A., as trustee and securities intermediary (Exhibit 10.2 to Form 8-K filed by Aquila, Inc. on September 6, 2005).

4.1.2	1,2
First Supplemental Bond Indenture, Mortgage, Deed of Trust, Security Agreement and Fixture Filing, dated as of August 31, 2005, between the Company and Union Bank of California, N.A., as trustee and securities intermediary (Exhibit 10.3 to Form 8-K filed by Aquila, Inc. on September 6, 2005).

4.1.3	1
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).

4.1.4	1
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee related to 11.875% Senior Notes due July 1, 2012. (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).

10.1.1	1
Financing Agreement dated as of April 22, 2005, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on April 26, 2005).

10.1.2	1
Amendment No. 2 to Financing Agreement dated December 9, 2006, by and between Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on December 11, 2006).

10.1.3		Amendment to Financing Agreement dated June 2, 2008, by and among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent.
10.1.4	1
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Financing Agreement dated as of April 22, 2005, as amended, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A. as Agent. (Exhibit 10.1 to Form 8-K filed July 18, 2008).

10.1.5	1,2
$300 Million Credit Agreement, dated as of August 31, 2005, among Aquila, Inc., the banks and other lenders party thereto, and Union Bank of California, N.A., as issuing bank, administrative agent, and sole lead arranger (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on September 6, 2005).

10.1.6	2
Amendment to $300 Million Credit Agreement, dated June 2, 2008, among Aquila, Inc., the banks and other lenders party thereto, and Union Bank of California, N.A., as issuing bank, administrative agent, and sole lead arranger.

Exhibit Number	Notes	Description of Document

10.1.7	1,2
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Credit Agreement dated as of August 31, 2005, as amended, among Aquila, Inc., the banks named therein, and Union Bank of California, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K filed July 18, 2008).

10.1.8	1
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 11.875% Senior Notes due July 1, 2012. (Exhibit 10.3 to Form 8-K filed July 18, 2008).

10.1.9	1
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011. (Exhibit 10.4 to Form 8-K filed July 18, 2008).

10.1.10	1
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.95% Senior Notes due February 1, 2011. (Exhibit 10.5 to Form 8-K filed July 18, 2008).

10.1.11	1
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021. (Exhibit 10.6 to Form 8-K filed July 18, 2008).

10.1.12	1
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.625% Senior Notes due November 15, 2009. (Exhibit 10.7 to Form 8-K filed July 18, 2008).

10.1.13	1,3	$110 million Revolving Credit Agreement among Aquila, Inc., the lenders and Credit Suisse First Boston dated September 20, 2004 (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on September 21, 2004).
10.1.14	1,4
$180 Million Credit Agreement dated as of April 13, 2005, among Aquila, Inc., the lenders, Citicorp USA, Inc., as issuing bank and administrative agent, and Union Bank of California, N.A., as paying agent (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on April 18, 2005).

10.1.15	1
Credit Agreement dated as of September 23, 2008, among Aquila, Inc., as the Borrower, Great Plains Energy Incorporated, as the Guarantor, certain lenders, Bank of America, N.A., as Administrative Agent, Union Bank of California, N.A., as Syndication Agent and BNP Paribas, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland plc as Co-Documentation Agents, Banc of America Securities LLC and Union Bank of California, N.A., as Joint Lead Arrangers and Joint Book Managers. (Exhibit 10.1 to Form 8-K filed on September 23, 2008).

10.1.16	1,5	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008 (Exhibit 10.1.23 to Form 10-Q for the quarter ended June 30, 2008).

Exhibit Number	Notes	Description of Document

10.1.17	1,5	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002 filed by Aquila, Inc.).
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

Note 1:  Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filing and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

Note 2:  The Credit Agreement was terminated as of September 16, 2008, as reported on Form 8-K filed on September 17, 2008.

Note 3:  The Credit Agreement was terminated as of July 17, 2008, as reported by Aquila, Inc., on Form 8-K filed on July 14, 2008.

Note 4:  The Credit Agreement was terminated as of September 22, 2008, as reported on Form 8-K filed on September 23, 2008.

Note 5:  Indicates management contract or compensatory plan or arrangement.

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

KCP&L Documents

Exhibit Number	Notes	Description of Document

10.2.1	1
Amendment No. 2 dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005. (Exhibit 10.2.1 to Form 10-Q for the quarter ended June 30, 2008).

10.2.2		Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008.
12.2		Computation of Ratio of Earnings to Fixed Charges.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.

Note 1: Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: November 7, 2008	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 7, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: November 7, 2008	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 7, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)