Form 10-K
period 2008-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2009-02-27
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Great Plains Energy Incorporated	Cumulative Preferred Stock par value $100 per share	3.80%
	Cumulative Preferred Stock par value $100 per share	4.50%
	Cumulative Preferred Stock par value $100 per share	4.35%
	Common Stock without par value

Securities registered pursuant to Section 12(g) of the Act: Kansas City Power & Light Company Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company		Yes	_	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company		Yes	X	No	_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
Great Plains Energy Incorporated	_				Kansas City Power & Light Company		X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer				X	Accelerated filer	_
	Non-accelerated filer				_	Smaller reporting company	_
Kansas City Power & Light Company	Large accelerated filer				_	Accelerated filer	_
	Non-accelerated filer				X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2008) was approximately $2,187,259,374. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 23, 2009, Great Plains Energy Incorporated had 119,215,561 shares of common stock outstanding.
On February 23, 2009, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2009 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and
Exchange Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1	Business	6
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	21
Item 2	Properties	22
Item 3	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23
	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	26
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	27
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Cash Flows	60
	Consolidated Statements of Common Shareholders' Equity	61
	Consolidated Statements of Comprehensive Income	62
	Kansas City Power & Light Company
	Consolidated Statements of Income	63
	Consolidated Balance Sheets	64
	Consolidated Statements of Cash Flows	66
	Consolidated Statements of Common Shareholder's Equity	67
	Consolidated Statements of Comprehensive Income	68
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	69
Item 9	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	139
Item 9A	Controls and Procedures	139
Item 9A (T)	Controls and Procedures	141
Item 9B	Other Information	143
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	143
Item 11	Executive Compensation	144
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	144
Item 13	Certain Relationships and Related Transactions, and Director Independence	144
Item 14	Principal Accounting Fees and Services	144
	PART IV
Item 15	Exhibits and Financial Statement Schedules	146

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including, but not limited to, possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and GMO; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, retirement compensation and benefits costs; the ability to successfully integrate KCP&L and GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part I Item 1A Risk Factors included in this report should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
Aquila or GMO	Aquila, Inc., a wholly owned subsidiary of Great Plains Energy as of July 14, 2008, which changed its name to KCP&L Greater Missouri Operations Company (GMO)
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT, Inc.
IEC	Innovative Energy Consultants Inc., a former wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy

Abbreviation or Acronym	Definition

KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc, a former wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PPA	Pension Protection Act of 2006
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a former subsidiary of KLT Energy Services
Syncora	Syncora Guarantee Inc. (formerly XL Capital Assurance, Inc.)
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I

ITEM 1.  BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report.  The terms “Great Plains Energy,” “Company,” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.

Information in other Items of this report as to which reference is made in this Item 1. is hereby incorporated by reference in this Item 1.  The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1. the information to which such reference is made.

GREAT PLAINS ENERGY INCORPORATED

Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one wholly owned subsidiary, Kansas City Power & Light Receivables Company (Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO wholly owns MPS Merchant Services, Inc. (MPS Merchant), which has certain long-term natural gas contracts remaining from its former non-regulated trading operations.  Great Plains Energy acquired GMO on July 14, 2008.  See Note 2 to the consolidated financial statements for additional information.

•
Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries.  Effective December 16, 2008, Services employees were transferred to KCP&L.  Services continues to obtain certain goods and third-party services for its affiliated companies.

•
KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas Inc. and Home Service Solutions Inc., which have no active operations.  KLT Telecom Inc., a wholly owned subsidiary of KLT Inc., was dissolved in December 2008.

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy, L.L.C. (Strategic Energy).  Strategic Energy is accounted for as discontinued operations for all periods presented.  See Note 24 to the consolidated financial statements for additional information.  Great Plains Energy indirectly owned 100% of Strategic Energy through its wholly owned subsidiaries KLT Inc. and Innovative Energy Consultants Inc. (IEC).  IEC did not own or operate any assets other than its indirect interest in Strategic Energy.  IEC was merged into KLT Inc. in July 2008.

Great Plains Energy’s sole reportable business segment is electric utility.  As presented herein for periods prior to 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.  For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 23 to the consolidated financial statements.  Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

ELECTRIC UTILITY
The electric utility segment consists of KCP&L, a regulated utility, and, since the July 14, 2008, acquisition date, GMO’s regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility serves over 820,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 722,000 residences, 96,000 commercial firms, and 2,800 industrials, municipalities and other electric utilities.  Electric utility’s retail revenues averaged approximately 83% of its total operating revenues over the last three years.  Since the July 14, 2008, acquisition of GMO, electric utility’s retail revenues averaged 85% of its total operating revenues.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility’s revenues.  Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Electric utility’s total electric revenues were 100% of Great Plains Energy’s revenues over the last three years.  Electric utility’s net income accounted for approximately 120%, 130% and 109% of Great Plains Energy’s income from continuing operations in 2008, 2007 and 2006, respectively.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC), and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC), with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories.  KCP&L and GMO are also subject to regulation by the Federal Energy Regulatory Commission (FERC), Southwest Power Pool, Inc. (SPP) and North American Electric Reliability Corporation (NERC).  KCP&L has a 47% ownership interest in the Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Missouri and Kansas jurisdictional retail revenues averaged approximately 70% and 30%, respectively, of electric utility’s total retail revenues since the July 14, 2008, acquisition of GMO.  See Item 7. MD&A, Critical Accounting Policies section and Note 7 to the consolidated financial statements for additional information concerning regulatory matters.

In September 2008, KCP&L filed requests for annual rate increases with the MPSC and KCC and GMO filed requests for annual rate increases with the MPSC, with new rates expected to be effective in the third quarter of 2009.  See Note 7 to the consolidated financial statements for additional information.

Competition
Missouri and Kansas continue on the fully integrated utility model and no legislation authorizing retail choice has been introduced in Missouri or Kansas for several years.  As a result, electric utility does not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to electric utility customers.  If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, electric utility may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.

Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory.  In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price.  Electric utility’s wholesale revenues averaged approximately 16% of its total revenues over the last three years.

Power Supply
Electric utility has over 6,000 MWs of generating capacity.  The projected peak summer demand for 2009 is 5,511 MW.  Electric utility expects to meet its projected capacity requirements for the years 2009 and 2010 with its generation assets, capacity purchases and demand-side management and efficiency programs.  As part of KCP&L’s Comprehensive Energy Plan, electric utility expects to have Iatan No. 2, a coal-fired plant, in service in 2010, which will add approximately 620 MW (electric utility’s share) to electric utility’s generating capacity.

KCP&L is a member of the SPP.  SPP is a Regional Transmission Organization (RTO) mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity.  As a member of the SPP, KCP&L is required to maintain a capacity margin of at least 12% of its projected peak summer demand.  This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs.  The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

Fuel
The principal fuel sources for electric utility’s electric generation are coal and nuclear fuel.  It is expected, with normal weather, that approximately 93% of 2009 generation will come from these sources with the remainder provided by wind, natural gas and oil.  The actual 2008 and estimated 2009 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2009	2008	2009	2008
Coal	76%	76%	1.61	1.43
Nuclear	17	18	0.48	0.46
Coal and natural gas	3	1	7.29	4.72
Natural gas and oil	2	3	9.14	7.85
Wind	2	2	-	-
Total Generation	100%	100%	1.83	1.44
(a) Fuel mix based on percent of total MWhs generated.

GMO’s retail rates and KCP&L’s retail rates in Kansas contain certain fuel recovery mechanisms.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism.  To the extent the price of fuel or purchased power increases significantly, or if electric utility’s lower cost units do not meet anticipated availability levels, Great Plains Energy’s net income may be adversely affected unless and until the increased cost could be reflected in KCP&L’s Missouri retail rates.  Additionally, GMO’s retail rates and KCP&L’s retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin.  KCP&L and GMO will not recover any shortfall in non-firm wholesale electric sales margin and for KCP&L, any amount of margin above the level reflected in Missouri retail rates will be returned to KCP&L Missouri retail customers in a future rate case.

Coal
During 2009, electric utility’s generating units, including jointly owned units, are projected to burn approximately 15 million tons of coal.  KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers.  The coal to be provided under these contracts will satisfy almost all of the projected coal requirements for 2009 and approximately 60% for 2010, 40% for 2011 and 25% for each of 2012 and 2013.  The remainder of the coal requirements will be fulfilled through additional contracts or spot market purchases.  KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2009 and beyond.

KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units.  The transportation services to be provided under these contracts will satisfy approximately 75% of the projected requirements for 2009 and approximately 65% for 2010.  The majority of KCP&L’s and GMO’s rail transportation contracts expire in 2010.  KCP&L and GMO will pay tariff rates after 2010, which are typically higher.  Coal transportation costs are expected to increase in 2009 and beyond.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility’s only nuclear generating unit.  Wolf Creek purchases uranium and has it processed for use as fuel in its reactor.  This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies.  The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2011 and approximately 87% after that date through September 2018.  The owners also have under contract 100% of the uranium enrichment and fabrication required to operate Wolf Creek through March 2025.

Management expects its cost of nuclear fuel to remain relatively stable through 2009 because of contracts in place.  Management anticipates the cost of nuclear fuel to increase significantly in 2010, after which increases are expected to be moderate.  Even with this anticipated increase, management expects nuclear fuel cost per MWh generated to remain less than the cost of generation from other fuel sources.  See Note 6 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
At December 31, 2008, KCP&L had hedged approximately 31% and 3% of its 2009 and 2010, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2008, GMO had hedged approximately 65% and 4% of its 2009 and 2010, respectively, expected on-peak natural gas usage and natural gas equivalent purchased power.

Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas.  As a result, KCP&L and GMO do not joint-dispatch their respective generation, resulting in GMO purchasing capacity and power to meet its customers’ needs.  GMO has long-term purchased capacity and power agreements for approximately 235 MW.  At times, KCP&L purchases power to meet its customers’ needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L’s cost of generation or to satisfy firm power commitments.  Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.  Electric utility’s purchased power, as a percent of MWh requirements, averaged approximately 15%, 7% and 2% for 2008, 2007 and 2006, respectively.  Since the July 14, 2008, acquisition of GMO, electric utility’s purchased power, as a percentage of MWh requirements, averaged approximately 19%.

Environmental Matters
See Note 16 to the consolidated financial statements for information regarding environmental matters.

KANSAS CITY POWER & LIGHT COMPANY

KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L serves approximately 509,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 449,000 residences, 58,000 commercial firms, and 2,000 industrials, municipalities and other electric utilities.  KCP&L’s retail revenues averaged approximately 82% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L’s revenues.  KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.

GREAT PLAINS ENERGY AND KCP&L EMPLOYEES
At December 31, 2008, Great Plains Energy and KCP&L had 3,259 employees, including 1,935 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW).  KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2013), with Local 1464, representing transmission and distribution workers (expires January 31, 2012), and with Local 412, representing power plant workers (expires February 28, 2010).

Executive Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes.  The term of office of each officer commences with his or her appointment by the Board of Directors and ends on January 1, 2010, unless otherwise determined by the Board of Directors.  There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position

Michael J. Chesser (a)	60	Chairman of the Board and Chief Executive Officer – Great Plains Energy and KCP&L	2003
William H. Downey (b)	64	President and Chief Operating Officer – Great Plains Energy and KCP&L	2000
Terry Bassham (c)	48	Executive Vice President - Finance and Strategic Development and Chief Financial Officer – Great Plains Energy and KCP&L	2005
Barbara B. Curry (d)	54	Senior Vice President – Human Resources and Corporate Secretary – Great Plains Energy and KCP&L	2005
Michael L. Deggendorf (e)	47	Senior Vice President – Delivery – KCP&L	2005
Scott H. Heidtbrink (f)	47	Senior Vice President - Supply – KCP&L	2008
John R. Marshall (g)	59	Executive Vice President – Utility Operations - KCP&L	2005
William G. Riggins (h)	50	General Counsel and Chief Legal Officer – Great Plains Energy and KCP&L	2000
Lori A. Wright (i)	46	Vice President and Controller – Great Plains Energy and KCP&L	2002

(a)	Mr. Chesser was appointed Chief Executive Officer of KCP&L in 2008. Previously he was Chairman of the Board (2003-2008) of KCP&L.
(b)	Mr. Downey was appointed President and Chief Operating Officer of KCP&L in 2008. Previously he was President and Chief Executive Officer (2003-2008) of KCP&L.
(c)
Mr. Bassham was appointed Executive Vice President – Finance and Strategic Development and Chief Financial Officer of KCP&L in 2009.  Previously, Mr. Bassham was Chief Financial Officer (2005-2008) of KCP&L.  Prior to that he was Executive Vice President, Chief Financial and Administrative Officer (2001-2005) of El Paso Electric Company.

(d)
Ms. Curry was appointed Senior Vice President – Human Resources and Corporate Secretary in 2008.  Previously she was Senior Vice President – Corporate Services and Corporate Secretary of Great Plains Energy and Corporate Secretary (2005-2008) of KCP&L.  Prior to that, she was Senior Vice President, Retail Operations (2003-2004) of TXU Corporation.

(e)	Mr. Deggendorf was previously Vice President – Public Affairs of Great Plains Energy (2005-2008) and Senior Director, Energy Solutions (2002-2005) of KCP&L.
(f)
Mr. Heidtbrink was previously Vice President – Power Generation & Energy Resources (2006-2008) and Vice President, Kansas/Colorado Gas (2002-2004) of GMO.  In 2004 and 2005, he led GMO’s Six Sigma deployment into its utility operations.

(g)
Mr. Marshall was previously Senior Vice President – Delivery (2005-2008) of KCP&L.  Prior to that, he was President of Coastal Partners, Inc., a strategy consulting company (2001-2005), and Senior Vice President, Customer Service (2002-2004) of Tennessee Valley Authority.

(h)	Mr. Riggins was previously Vice President, Legal and Environmental Affairs and General Counsel (2005-2008) of KCP&L and General Counsel (2000-2005) of Great Plains Energy.
(i)	Ms. Wright was previously Controller (2002-2008) of Great Plains Energy and KCP&L.

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

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L.  Risk factors of KCP&L and GMO are also risk factors of Great Plains Energy.

Regulatory and Environmental Risks:

Complex utility and environmental regulation could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
KCP&L and GMO are subject to, or affected by, extensive federal and state utility regulation, including by the MPSC, KCC, FERC, NRC, SPP and NERC.  They must also comply with environmental legislation and associated regulations.  In the Company’s business planning and management of operations, it must address the effects of existing and proposed regulation on its businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators and taxing authorities.  Failure of KCP&L or GMO to obtain adequate rates or regulatory approvals in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Company’s control.
The rates that KCP&L and GMO are allowed to charge their customers are the single most important item influencing their results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s and GMO’s control, including the MPSC, KCC (for KCP&L) and FERC.  KCP&L and GMO are also exposed to cost-recovery shortfalls due to the inherent lag in the rate-setting process, especially during periods of significant cost inflation, as utility rates in Missouri and Kansas are set on the basis of historical costs and are not subject to adjustment (other than for fuel and purchased power for KCP&L in Kansas and GMO) between rate cases.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its Comprehensive Energy Plan.  Under the Comprehensive Energy Plan, KCP&L agreed to undertake certain projects, including Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs.  In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain carbon dioxide emissions.  The wind generation, energy efficiency and emission permit reductions are conditioned on regulatory approval.

A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement, or other costs and expenses, could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, which could materially and adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position, and cash flows.  In response to competitive, economic, political, legislative and regulatory pressures, KCP&L and GMO may be subject to rate moratoriums, rate refunds and limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Regulatory requirements regarding utility operations may increase costs and may expose KCP&L and GMO to compliance penalties.
The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  KCP&L agreed to quality of service standards in Kansas in connection with the GMO acquisition.  The costs of new or modified operational standards and requirements could have an adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  Failure to meet quality of service, operational or other standards and requirements could expose KCP&L or GMO to penalties or other adverse rate consequences.

The Company is subject to current and potential environmental laws and the incurrence of environmental liabilities, any or all of which may adversely affect the Company’s business and financial results.
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters, through KCP&L’s and GMO’s operations.  The generation, transmission and distribution of electricity produces and requires proper management and disposal of certain hazardous products and wastes, which are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

There is also a risk that new environmental laws and regulations, and new judicial interpretations of environmental laws and regulations, could adversely affect KCP&L’s and GMO’s operations.  In particular, various stakeholders, including legislators, regulators, shareholders and non-governmental organizations, as well as utilities and other companies in many business sectors, are considering ways to address climate change, including through the regulation of CO2 and other greenhouse gas emissions and efforts to encourage or mandate the use of renewable resources, energy efficiency and demand response management.  In November 2008, Missouri voters approved an initiative that requires at least 2% of electricity to come from renewable resources by 2011, increasing to 15% by 2021.  The governor of Kansas supports mandatory renewable energy portfolio standards, and bills that would establish such standards have been introduced in the 2009 Kansas Legislature.  The Kansas Department of Health and Environment (KDHE) has indicated that it intends to engage industries and stakeholders to establish goals and strategies for reducing CO2 emissions.  Additional federal and/or state legislation or regulation to release greenhouse gas emissions may be enacted in the near future.  Further, pursuant to the Collaboration Agreement, KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne stations and other initiatives designed to offset CO2 emissions.  KCP&L’s current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 17 million tons per year.  GMO’s current generation capacity also is primarily coal-fired and is estimated to produce approximately 6 million tons of CO2 per year.  Requirements to reduce greenhouse gas emissions may cause KCP&L and GMO to incur significant costs relating to their ongoing operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.  Rules issued by the Environmental Protection Agency (EPA) regarding emissions of mercury, nitrogen oxides and sulfur dioxides are also in a state of flux.  Such rules have been overturned by the courts and remanded to the EPA to be revised consistent with the court orders.  It is unclear what standards will be imposed in the future, when KCP&L and GMO may have to comply with any new standards or what costs may ultimately be required to comply with such standards.

New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the associated uncertainty may materially affect the cost and timing of the environmental retrofit projects included in the Comprehensive Energy Plan, among other projects, and thus materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Under current law, KCP&L and GMO are also generally responsible for any liabilities associated with the environmental condition of their properties, including properties that they have previously owned or operated, such as manufactured gas plants (MGP), regardless of whether they were responsible for the contamination or whether the liabilities arose before, during or after the time they owned or operated the properties.  KCP&L and GMO may not be allowed by the MPSC or KCC to recover all of their costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.  See the notes to the consolidated financial statements for additional information regarding environmental matters.

The Federal Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation of an existing facility if either is expected to cause a significant net increase in regulated emissions.  In 2004, the EPA notified Westar Energy, Inc. (Westar) that certain projects completed at the Jeffrey Energy Center violated certain New Source Review permitting requirements.  GMO is an 8% owner of the facility, which is operated by Westar, and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  On February 4, 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  Resolution of this matter potentially could involve the installation and operation of new emission control systems at Jeffrey Energy Center, surrender of emission allowances, interruptions or shut-down of operations at the Jeffrey Energy Center, applications for new or modified permits, audits of Jeffrey Energy Center operations, actions to otherwise mitigate any resulting harm to public health and the environment, and assessment of a civil penalty of up to $37,500 per day for each violation.  GMO’s 8% portion of such costs could be significant.  The ultimate outcome of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates, and any failure to recover such costs could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

In 2008, KCP&L received a subpoena from a federal grand jury seeking documents relating to capital projects at Iatan No. 1.  KCP&L expects to complete the delivery of responsive documents by early March 2009.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities or possible civil or administrative proceedings regarding capital projects at Iatan No. 1 and other coal units cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates, and any failure to recover such costs could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Due to all of the above, KCP&L’s and GMO’s projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the emissions limits imposed by such requirements and the types and costs of the compliance alternatives selected by KCP&L and GMO.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  Other new environmental laws and regulations affecting the operations of KCP&L and GMO may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L and GMO or their facilities, any of which may adversely affect Great Plains Energy’s and KCP&L’s business and substantially increase their environmental expenditures or liabilities in the future.

Financial Risks:

Financial market disruptions and declines in the credit ratings of Great Plains Energy, KCP&L or GMO may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
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

Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the companies’ cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.  The interest rates on borrowings under KCP&L’s revolving credit agreement and on a substantial portion of Great Plains Energy’s and GMO’s debt are subject to increase as their respective credit ratings decrease.  The Company has agreed to not seek rate recovery of GMO interest costs in excess of equivalent investment-grade debt, and the MPSC approval of the GMO acquisition is conditioned on the requirement that any post-acquisition financial effects of a credit downgrade of Great Plains Energy, KCP&L or GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The amount of collateral or other credit support required under power supply agreements is also dependent on credit ratings.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption.  If current levels of market disruption and volatility continue or worsen, or if there is a decrease in Great Plains Energy’s, KCP&L’s or GMO’s credit ratings, there can be no assurance that the companies would not experience an adverse effect on their access to capital and cost of funds, dilution resulting from equity issuances at reduced prices, increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties, increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements, issuance of secured rather than unsecured debt, rate case disallowance of KCP&L’s or GMO’s costs of capital, or reductions in Great Plains Energy’s ability to provide credit support for its subsidiaries.  Any of these results could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on Great Plains Energy’s, KCP&L’s or GMO’s lenders, suppliers and other counterparties or on KCP&L’s, GMO’s, including MPS Merchant, customers, causing them to fail to meet their obligations.

A sustained decline in Great Plains Energy’s stock price below book value may result in goodwill impairments that could adversely affect Great Plains Energy’s results of operations and financial position, as well as credit facility covenants.
The GMO acquisition resulted in Great Plains Energy recording approximately $156 million in goodwill.  Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating that it is possible that an impairment exists.  The Company’s annual impairment testing is conducted in September.  Subsequent to September 2008, financial market disruptions and volatility have resulted in Great Plains Energy’s stock trading at a price below carrying value.  If the stock price continues to be below carrying value, the accounting rules may require Great Plains Energy to conduct another goodwill impairment test.  There is no assurance that the results of this additional test will not require Great Plains Energy to recognize an impairment of goodwill.  An impairment of GMO acquisition goodwill would reduce net income and may adversely affect Great Plains Energy’s results of operations and financial position, and could result in a breach of the debt to total capitalization covenants in Great Plains Energy’s and GMO’s revolving credit agreements.

Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.
In connection with the GMO acquisition, Great Plains Energy issued guarantees covering substantially all of the outstanding debt of GMO and has guaranteed a $400 million revolving credit facility that was entered into by GMO subsequent to the acquisition.  The guarantees were a factor in GMO receiving investment-grade ratings and the guarantees obligate Great Plains Energy directly to pay amounts owed by GMO to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Any guarantee payments could adversely affect Great Plains Energy’s liquidity.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to allow Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  KCP&L has committed to state regulatory commissions to maintain a 35%

equity to total capitalization ratio, and Great Plains Energy, KCP&L and GMO have similar covenants in their revolving credit facilities.  In addition, under federal law, KCP&L and GMO may pay dividends generally only out of retained earnings.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly, Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

Market performance, increased retirements and changes in retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans.  GMO’s former employees in its Missouri utility operations and certain other operations have accrued benefits in GMO’s defined benefit and post-retirement plans.  If KCP&L employees retire when they become eligible for retirement through 2011, or if these plans experience adverse market returns on investments (as has been the case during the 2008 period), or if interest rates materially fall, KCP&L and GMO contributions to the plans could rise substantially over historical levels.  In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The Pension Protection Act of 2006 (PPA) alters the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and changes the timing of required contributions to underfunded plans.  The funding rules, which became effective in 2008, could significantly affect the Company’s funding requirements.  In addition, the Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for expense recognition related to pensions and other post-retirement benefits, which may result in accelerated expense.

The use of derivative contracts in the normal course of business could result in losses that could negatively impact Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Great Plains Energy, KCP&L, GMO, including MPS Merchant, use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Customer and Weather-Related Risks:

Severe weather and changes in customer demand due to sustained financial market disruptions, downturns or sluggishness in the economy, weather conditions or otherwise may adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
The results of operations, financial position and cash flows of Great Plains Energy and KCP&L can be materially affected by changes in weather and customer demand.  KCP&L and GMO estimate customer demand based on historical trends to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affect the markets in which KCP&L and GMO operate.  KCP&L’s electricity sales volume declined in 2008 compared to 2007, and retail demand for KCP&L and GMO is expected to be lower in 2009 than it was in 2008 assuming normal weather conditions.  If the current financial market disruptions or economic downturn continue or worsen, overall electricity sales volumes may further decline and/or bad debt expense may increase, which could materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  KCP&L and GMO are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues.  Some of KCP&L’s and GMO’s stations use water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in recent years, can increase maintenance costs at these stations and, if these levels were to get low enough, could cause modifications to plant operations.

Integration and Operational Risks:

Only a portion of the costs associated with the GMO acquisition will be recovered through utility rates, and the expected cost benefits of the GMO transaction may not be realized, which could adversely affect Great Plains Energy’s results of operations, financial position and cash flows.
The MPSC order approving the GMO transaction provides that the transaction costs will not be recovered through utility rates, and that the Missouri jurisdictional portion of transition costs (estimated to be $33.1 million at December 31, 2008) will be eligible for recovery through utility rates only to the extent the costs are offset by benefits resulting from the acquisition.  The KCC order approving the GMO transaction limited KCP&L’s recovery of transition costs through Kansas rates to $10.0 million.  At December 31, 2008, Great Plains Energy had $43.1 million of regulatory assets related to transition costs, which included $25.5 million at KCP&L and $17.6 million at GMO.

Great Plains Energy and KCP&L expect to achieve various benefits, including cost savings and operating efficiencies in connection with the acquisition.  Approximately half of the total estimated cost savings over the first five years following the GMO acquisition are expected to come from reductions in GMO’s corporate overhead and other costs that are not being recovered, and are not expected to be recovered, through utility rates.  If these costs are not able to be eliminated as anticipated, Great Plains Energy’s results of operations, financial position and cash flows could be negatively impacted.

The benefits of integrating KCP&L’s and GMO’s utility businesses may be less than expected, which could adversely affect the Company’s regulatory treatment and results of operations, financial position and cash flows.
Great Plains Energy and KCP&L expect to achieve synergies through the ongoing integration of KCP&L and GMO utility operations.  This integration poses significant challenges due to the size and complexity of each organization.  The Company has dedicated substantial efforts and resources since the GMO acquisition was announced to plan for and implement an efficient and successful integration of utility operations.  Great Plains Energy and KCP&L believe that the anticipated benefits will be achieved.  However, there is no assurance that the utility operations integration will be completed successfully or in a timely manner, or result in the anticipated benefits.  Failure to achieve the anticipated cost reductions or customer service levels could result in adverse regulatory actions and could negatively affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Operations risks may adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
The operation of KCP&L’s and GMO’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages, operating limitations that may be imposed by equipment conditions, environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.  An equipment outage or constraint can:

•	in the case of generation equipment, directly affect operating costs, increase capital needs and costs, increase purchased power needs and costs and reduce wholesale sales opportunities;

•	in the case of transmission equipment, affect operating costs, increase capital needs and costs, require changes in the source of generation and affect wholesale sales opportunities; and

•	in the case of distribution systems, affect revenues and operating costs, increase capital needs and costs, and affect the ability to meet regulatory service metrics and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  All of GMO’s coal-fired generating units were constructed prior to 1984.  The age of these generating units increases the risk of unplanned outages and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of KCP&L’s or GMO’s generation facilities.

KCP&L and GMO currently have general liability and property insurance in place to cover their facilities in amounts that management considers appropriate.  These policies; however, do not cover KCP&L’s or GMO’s transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and generally do not include business interruption coverage.  Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of KCP&L’s or GMO’s facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce Great Plains Energy’s and KCP&L’s revenues, increase their costs, or both, and may materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The cost and schedule of construction projects may materially change and expected performance may not be achieved.
KCP&L’s and GMO’s businesses are capital intensive, and require significant capital investments to maintain existing facilities, for projected environmental projects and to add new facilities, including Iatan No. 2, an estimated 850 MW (of which electric utility’s share is 620 MW) coal-fired generating plant.  The acquisition of GMO by Great Plains Energy increases Great Plains Energy’s exposure to the risks associated with the ongoing Iatan construction project.  The risks of any construction project include the possibilities that actual costs may exceed current estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and that other events beyond KCP&L’s or GMO’s control may occur that may materially affect the schedule, cost and performance of these projects.

The demand for additional environmental control equipment has increased substantially with many utilities in the United States starting similar projects to address changing environmental regulations.  This demand has constrained labor and material resources for such projects, and there is a risk that such constraints may increase if new laws or regulations, including limitations on greenhouse gas emissions, are imposed.

These and other risks could materially increase the estimated costs of construction projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require KCP&L or GMO to purchase additional electricity to supply their respective retail customers until the projects are completed.  KCP&L and GMO are not permitted to start recovering the costs of these projects until they are completed and put into service.  Thus, these risks may significantly affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Failure of one or more generation plant co-owners to pay their share of construction, operations and maintenance costs could increase Great Plains Energy’s and KCP&L’s costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs and, in the case of Iatan No. 2, construction costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  The Iatan No. 2 co-owners have provided financial assurances related to their respective construction cost obligations, but there is a risk that such assurances may not be sufficient in the event of a co-owner default.  During the construction period, the Iatan No. 2 agreements provide for re-allocations of part or all of a defaulting co-owner’s share of the facility to the non-defaulting owners, which would increase the capital requirements, operations and maintenance costs of the non-defaulting owners.  Occurrence of these or other events could materially increase Great Plains Energy’s and KCP&L’s costs and capital requirements.

An aging workforce and increasing demand for skilled craft labor poses operational and planning challenges.
Through 2012, approximately 22% of KCP&L employees (who manage both KCP&L and GMO operations) will be eligible to retire with full pension benefits.  This is a general industry issue, which has increased the demand for and cost of skilled craft labor for both companies and contractors.  KCP&L and GMO use contractors for a substantial portion of their construction and maintenance work.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate Great Plains Energy’s and KCP&L’s businesses.

Commodity Price Risks:

Changes in commodity prices could have an adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
KCP&L and GMO engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  KCP&L and GMO generate, purchase and sell electricity in the retail and wholesale markets.  To the extent that exposure to the price of electricity is not successfully hedged, Great Plains Energy and KCP&L could experience losses associated with the changing market price for electricity.

Increases in fuel, fuel transportation and purchased power prices could have an adverse impact on Great Plains Energy’s and KCP&L’s costs.
KCP&L’s Kansas retail rates contain an energy cost adjustment (ECA) mechanism.  KCP&L’s Missouri retail rates do not contain a similar provision.  GMO’s retail electric rates contain a fuel adjustment clause mechanism under which 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates is passed along to GMO’s customers.  GMO’s steam rates contain a quarterly cost adjustment under which 80% of the difference between actual fuel costs and base fuel costs is passed along to GMO’s steam customers.  As a result, KCP&L and GMO are exposed to varying degrees of risk from changes in the market prices of coal, natural gas, nuclear fuel and purchased power.  Changes in KCP&L’s or GMO’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect KCP&L’s or GMO’s fuel and purchased power costs.

KCP&L and GMO do not hedge their respective entire exposure from fuel and transportation price volatility.  Forward prices for coal have increased, principally due to international demand, and management expects prices will continue to increase.  The majority of KCP&L’s and GMO’s rail transportation contracts expire in 2010.  KCP&L and GMO will pay tariff rates after 2010, which are typically higher.  Management also expects the cost of nuclear fuel to increase significantly in 2010.  Consequently, Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows may be materially impacted by changes in these prices until increased costs are recovered in Missouri retail rates.

Wholesale electricity sales affect revenues, creating earnings volatility.
The levels of KCP&L and GMO wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus KCP&L and GMO have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale sales are reflected in KCP&L’s Kansas ECA, GMO’s and KCP&L’s Missouri rates are set on an estimated amount of wholesale sales.  KCP&L and GMO will not recover any shortfall in non-firm wholesale electric sales margin and for KCP&L, any amount above the level reflected in Missouri retail rates will be returned to Missouri retail customers in a future rate case.  Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L’s and GMO's wholesale sales.  These events could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on Great Plains Energy’s and KCP&L’s business and financial results.
KCP&L owns 47% of Wolf Creek.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

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

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life.  KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level, KCP&L could be responsible for the balance of funds required; however, should this happen, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling and disposal of radioactive materials, and to potential retrospective assessments and losses in excess of insurance coverage.  Any such risks could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Litigation Risks:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Utility Generation Resources

		Year	Estimated 2009		Primary
	Unit	Completed	MW Capacity		Fuel
Base Load	Wolf Creek	1985	545	(a)	Nuclear
	Iatan No. 1	1980	494	(a)	Coal
	LaCygne No. 2	1977	341	(a)	Coal
	LaCygne No. 1	1973	368	(a)	Coal
	Hawthorn No. 5 (b)	1969	563		Coal
	Montrose No. 3	1964	176		Coal
	Montrose No. 2	1960	164		Coal
	Montrose No. 1	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	2003	308		Natural Gas
	Osawatomie	2003	76		Natural Gas
	Hawthorn No. 9	2000	130		Natural Gas
	Hawthorn No. 8	2000	76		Natural Gas
	Hawthorn No. 7	2000	75		Natural Gas
	Hawthorn No. 6	1997	136		Natural Gas
	Northeast Black Start Unit	1985	2		Oil
	Northeast Nos. 17 and 18	1977	109		Oil
	Northeast Nos. 13 and 14	1976	106		Oil
	Northeast Nos. 15 and 16	1975	99		Oil
	Northeast Nos. 11 and 12	1972	100		Oil
Wind	Spearville Wind Energy Facility (c)	2006	15		Wind
Total KCP&L			4,053
Base Load	Iatan No. 1	1980	127	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	1978, 1980, 1983	174	(a)	Coal
	Sibley Nos. 1, 2 and 3	1960, 1962, 1969	474		Coal
	Lake Road Nos. 2 and 4	1957, 1967	126		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	2005	315		Natural Gas
	Crossroads Energy Center	2002	300		Natural Gas
	Ralph Green No. 3	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	1975-1979	253		Natural Gas/Oil
	Lake Road No. 5	1974	61		Natural Gas/Oil
	Lake Road Nos. 1 and 3	1951, 1962	33		Natural Gas/Oil
	Lake Road Nos. 6 and 7	1989, 1990	43		Oil
	Nevada	1974	21		Oil
Total GMO			1,998
Total Great Plains Energy			6,051
(a)					Share of a jointly owned unit.
(b)					The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(c)					The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 15 MW pursuant to SPP reliability standards.

KCP&L owns 50% of LaCygne Nos. 1 and 2, 70% of Iatan No. 1 and 47% of Wolf Creek.  GMO owns 18% of Iatan No. 1 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.  See Note 7 to the consolidated financial statements for information regarding KCP&L’s Comprehensive Energy Plan and the construction of new generation capacity.

Electric Utility Transmission and Distribution Resources
Electric utility’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers.  Electric utility has over 3,000 miles of transmission lines, approximately 17,000 miles of overhead distribution lines and over 7,000 miles of underground distribution lines in Missouri and Kansas.  Electric utility has all the franchises necessary to sell electricity within its retail service territory.  Electric utility’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs.  Management believes the current systems are adequate to serve customers.

Electric Utility General
Electric utility’s principal plants and properties, insofar as they constitute real estate, are owned in fee simple except for the Spearville Wind Energy Facility, which is on land held under easements and the Crossroads Energy Center, which is contractually controlled.  Certain other facilities are located on premises held under leases, permits or easements.  Electric utility’s electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.  Mortgage bonds totaling $158.8 million, securing Environmental Improvement Revenue Refunding (EIRR) bonds, were outstanding at December 31, 2008.

Substantially all of the fixed property and franchises of GMO’s St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946.  Mortgage bonds totaling $14.6 million were outstanding at December 31, 2008.

ITEM 3.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 7, 16 and 17 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP.  At February 23, 2009, Great Plains Energy’s common stock was held by 30,151 shareholders of record.  Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2008		2007		Dividends Declared
Quarter	High	Low	High	Low	2009		2008	2007
First	$28.85	$24.35	$32.67	$30.42	$0.2075	(b)	$0.415	$0.415
Second	26.76	24.67	33.18	28.82			0.415	0.415
Third	26.20	21.92	29.94	26.99			0.415	0.415
Fourth	22.43	17.09	30.45	28.32			0.415	0.415
(a) Based on closing stock prices.
(b) Declared February 10, 2009, and payable March 20, 2009, to shareholders of record as of February 27, 2009.

Regulatory Restrictions
Under stipulations with the MPSC and KCC, Great Plains Energy has committed to maintain consolidated common equity of not less than 30% of total capitalization.

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

Equity Compensation Plans
Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of the Company and KCP&L.

Effective with the July 14, 2008, acquisition of GMO, Great Plains Energy assumed GMO’s equity compensation plans.  Stock options outstanding under those plans at the time of acquisition were converted into Great Plains Energy stock options.  Great Plains Energy does not intend to issue any new grants or awards under the assumed plans.

The following table provides information, as of December 31, 2008, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance.  The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders
Great Plains Energy Long-Term Incentive Plan	423,983 (1)	$ 25.52 (2)	3,284,689
GMO incentive plans (stock options)	411,357	89.55	416,146
Equity compensation plans
not approved by security holders	-	-	-
Total	835,340	$ 76.10	3,700,835
(1)		Includes 314,511 performance shares at target performance levels and options for 109,472 shares of Great Plains
Energy common stock outstanding at December 31, 2008.
(2)		The 314,511 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

Purchases of equity securities
There were no purchases by Great Plains Energy of its equity securities during the fourth quarter of 2008.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Regulatory Restrictions
Under the Federal Power Act, KCP&L can pay dividends only out of retained or current earnings.  Under stipulations with the MPSC and KCC, KCP&L has committed to maintain consolidated common equity of not less than 35% of total capitalization.

Equity Compensation Plan
KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy’s Long-Term Incentive Plan.  The GMO incentive plans that were assumed by Great Plains Energy upon the acquisition include stock options held by certain KCP&L employees.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2008	2007	2006	2005	2004
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$1,670	$1,293	$1,140	$1,131	$1,092
Income from continuing operations (b)	$120	$121	$137	$135	$132
Net income	$155	$159	$128	$162	$183
Basic earnings per common
share from continuing operations	$1.16	$1.41	$1.74	$1.79	$1.81
Basic earnings per common share	$1.51	$1.86	$1.62	$2.15	$2.51
Diluted earnings per common
share from continuing operations	$1.16	$1.40	$1.73	$1.79	$1.81
Diluted earnings per common share	$1.51	$1.85	$1.61	$2.15	$2.51
Total assets at year end	$7,869	$4,832	$4,359	$3,842	$3,796
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$2,627	$1,103	$1,142	$1,143	$1,296
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	2.26	2.53	3.50	3.09	2.77

KCP&L
Operating revenues	$1,343	$1,293	$1,140	$1,131	$1,092
Net income	$125	$157	$149	$144	$145
Total assets at year end	$5,229	$4,292	$3,859	$3,340	$3,335
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,377	$1,003	$977	$976	$1,126
SEC ratio of earnings to fixed charges	2.87	3.53	4.11	3.87	3.37

(a)	Great Plains Energy’s results include GMO only from the July 14, 2008, acquisition date.
(b)
This amount is before income (loss) from discontinued operations, net of income taxes, of $35.0 million, $38.3 million, $(9.1) million, $27.2 million and $50.3 million in 2008 through 2004, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries are KCP&L, GMO, KLT Inc. and Services.  Great Plains Energy acquired GMO on July 14, 2008.  Great Plains Energy’s sole reportable business segment is electric utility for the periods presented.  As presented herein, for periods prior to 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,000 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to over 820,000 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.  KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  In November 2008, the NRC approved WCNOC’s application for a new operating license for Wolf Creek, extending its operating period from 2025 to 2045.

2008 Earnings Overview
Great Plains Energy’s 2008 earnings were $152.9 million, or $1.51 per share, including income of $35.0 million from the discontinued operations of Strategic Energy and income of $12.5 million from GMO after its acquisition.  For 2007, earnings were $157.6 million, or $1.85 per diluted share, including income of $38.3 million from the discontinued operations of Strategic Energy.  Earnings in 2008 were favorably impacted by the acquisition of GMO, new retail rates at KCP&L and an increase in Allowance for Funds Used During Construction (AFUDC).  These favorable impacts were more than offset by mild summer weather, a decrease in wholesale sales, and increased fuel, purchased power and operating expenses at KCP&L.

Strategic Focus
In 2008, Great Plains Energy refocused the company on its core regulated utility business.  Great Plains Energy sold Strategic Energy, its major non-regulated business, acquired GMO, continued to make progress on the Comprehensive Energy Plan and filed requests for retail rate increases.  These items are described in more detail as follows:

•	Sale of Strategic Energy – Discontinued Operations
In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  Strategic Energy is reported as discontinued operations for the periods presented.  See Note 24 to the consolidated financial statements for additional information.

•	GMO Acquisition
On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  On October 17, 2008, GMO changed its name from Aquila, Inc. to KCP&L Greater Missouri Operations Company.  Prior GMO shareholders received $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of GMO common stock.  The total purchase price of the acquisition was approximately $1.7 billion.  Immediately prior to Great Plains Energy’s acquisition of GMO, Black Hills Corporation (Black Hills) acquired GMO’s electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  See Note 2 to the consolidated financial statements for additional information.

•	Comprehensive Energy Plan – Iatan No. 1 environmental and Iatan No. 2
•
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and Iatan common facilities.  KCP&L’s share of the total projected cost excluding AFUDC is in the table below and includes KCP&L’s 70% share of costs directly associated with Iatan No. 1 and KCP&L’s 61% share of estimated costs of Iatan common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The vast majority of the common facilities costs were previously included in the Iatan No. 2 cost estimates disclosed in the Company’s quarterly reports on Form 10-Q during 2008.  Great Plains Energy’s total share of Iatan No. 1 is 88%, which consists of KCP&L’s 70% share and GMO’s 18% share.  Great Plains Energy’s total share of Iatan common facilities is 79%, which consists of KCP&L’s 61% share and GMO’s 18% share.  Great Plains Energy’s share of the total projected cost excluding AFUDC of the Iatan No. 1 environmental project and Iatan common facilities is in the table below.

•
Iatan No. 1 has been off-line for a scheduled outage since mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of vibration was experienced.  Repairs to the turbine could delay the in-service date of Iatan No. 1, by up to two months.  Management believes that a delay of that duration could still be accommodated in the current KCP&L and GMO rate cases; however, there could be a corresponding delay in the effective date of the MPSC rate orders from the current August 5, 2009, date.  Management is unable to predict the length of such a delay, if any.

•
KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 excluding AFUDC is in the table below.  The reduction in the range from the previously disclosed Iatan No. 2 cost estimates reflects removal of costs for common facilities discussed above.  These costs were previously included in the Iatan No. 2 cost estimates disclosed in the Company’s quarterly reports on Form 10-Q during 2008.  Great Plains Energy’s total share of Iatan No. 2 is 73%, which consists of KCP&L’s 55% share and GMO’s 18% share.  Great Plains Energy’s 73% share of the total projected cost excluding AFUDC of Iatan No. 2 is in the table below.  The anticipated in-service date for Iatan No. 2 is the summer of 2010.

KCP&L
	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
Iatan No. 1 (70% share)	$ 242	-	$ 262	$ 330	-	$ 350	$ (88)	-	$ (88)
Iatan No. 2 (55% share)	847	-	904	994	-	1,051	(147)	-	(147)
Iatan Common (61% share)	235	-	235	-	-	-	235	-	235
Total	$ 1,324	-	$ 1,401	$ 1,324	-	$ 1,401	$ -	-	$ -

Great Plains Energy
	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
Iatan No. 1 (88% share)	$ 307	-	$ 332	$ 415	-	$ 440	$ (108)	-	$ (108)
Iatan No. 2 (73% share)	1,125	-	1,201	1,321	-	1,397	(196)	-	(196)
Iatan Common (79% share)	304	-	304	-	-	-	304	-	304
Total	$ 1,736	-	$ 1,837	$ 1,736	-	$ 1,837	$ -	-	$ -

•	Regulatory Proceedings
KCP&L filed requests for annual retail rate increases with the MPSC and KCC in the third quarter of 2008 to include its interest in the Iatan No. 1 environmental project in rate base and to recover overall increased costs of service.  GMO filed requests for annual retail rate increases with the MPSC in the third quarter of 2008 to include its interest in the Iatan No. 1 environmental project and other capital additions in rate base and to recover overall increased costs of service.  Any authorized changes to retail rates are expected to be effective in the third quarter of 2009.  The following table details the rate increases requested by both KCP&L and GMO by jurisdiction.

		Annual Revenue Increase
			Additional		Return	Rate-making
Rate Jurisdiction (a)	File Date	Traditional (b)	Amortization	Total (c)	on Equity	Equity Ratio
		(millions)
GMO (MPS)	9/5/2008	$66.0	$-	$66.0	10.75%	53.82%
GMO (L&P)	9/5/2008	17.1	-	17.1	10.75%	53.82%
GMO (Steam)	9/5/2008	1.3	-	1.3	10.75%	53.82%
KCP&L (MO)	9/5/2008	86.4	15.1	101.5	10.75%	53.82%
KCP&L (KS)	9/5/2008	60.4	11.2	71.6	10.75%	55.39%
Total		$231.2	$26.3	$257.5
(a)	Rate Jurisdiction Areas:
GMO (MPS): Represents the area served by GMO's Missouri Public Service division
GMO (L&P): Represents the area served by GMO's St. Joseph Light & Power division
GMO (Steam): GMO steam customers in the St. Joseph, Missouri, area
KCP&L (MO): KCP&L Missouri customers (not in former Aquila service territory)
KCP&L (KS): KCP&L Kansas customers
(b)		The amounts in this column reflect the revenue requirements calculated using the traditional rate case methodologies, which exclude additional amortization amounts to help maintain cash flow levels
(c)		Excludes amounts recovered through KCP&L’s Kansas ECA and most of GMO’s FAC and QCA

In February 2009, the MPSC and KCC staffs filed their respective testimony regarding the requests for annual rate increases filed by KCP&L and GMO.  The following table details the rate increases recommended by the MPSC and KCC staffs by KCP&L and GMO jurisdiction.

	Annual Revenue Increase
		Additional		Return	Rate-making
Rate Jurisdiction	Traditional	Amortization	Total	on Equity	Equity Ratio
	(millions)
GMO (MPS) (a)	$46.0	$-	$46.0	9.75%	51.03%
GMO (L&P) (a)	22.8	-	22.8	9.75%	51.03%
GMO (Steam) (a)	1.0	-	1.0	9.75%	51.03%
KCP&L (MO) (a)	45.2	(b)	45.2	9.75%	50.65%
KCP&L (KS)	42.6	11.2	53.8	11.40%	50.76%
Total	$157.6	$11.2	$168.8
(a)	Annual revenue increase and return on equity based on the mid-point of MPSC staff's return on equity range.
(b)	Amount not included in the MPSC staff's February 2009 testimony, but will be included in the second quarter 2009 true up.

2009 Outlook
In 2009, electric utility is expected to have lower retail demand than in 2008 as a result of the slowing economy assuming normal weather conditions.  If the current economic downturn continues or worsens, overall electricity MWh sales may continue to decline and/or bad debt expense may increase, which could materially affect Great Plains Energy’s results of operations, financial position and cash flows.  Electric utility’s retail rates for GMO and in Kansas for KCP&L are covered by fuel recovery mechanisms, which are described under the heading “Electric Utility Results of Operations.”  KCP&L’s Missouri retail rates do not include a fuel recovery mechanism, meaning changes in costs will not be reflected in rates until new rates are authorized by regulators.  This regulatory lag between the time costs change and when they are reflected in rates applies to all costs, other than those included in fuel recovery mechanisms.  In the current rising cost environment, regulatory lag can be expected to have an adverse impact on Great Plains Energy’s results of operations.  Additionally, continuing instability in the capital and credit markets have adversely affected, and could continue to adversely affect, Great Plains Energy’s access to and cost of capital.

In response to these trends, management has taken the following measures:

•	eliminated or deferred capital spending in 2009 and 2010,

•	tightly managing operations and maintenance expense,

•	freezing external hiring for all but essential skills and

•	reduced the common stock dividend by 50%, from an annual level of $1.66 per share to $0.83 per share.

RELATED PARTY TRANSACTIONS

See Note 19 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 16 to the consolidated financial statements for information regarding environmental matters.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Great Plains Energy’s results of operations and financial position.  Management has identified the following accounting policies as critical to the understanding of Great Plains Energy’s results of operations and financial position.  Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Pensions
Great Plains Energy and KCP&L incur significant costs in providing non-contributory defined pension benefits.  The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.

Pension costs are impacted by actual employee demographics (including age, life expectancies, compensation levels and employment periods), earnings on plan assets, the level of contributions made to the plan, and plan amendments.  In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan.  The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation.  These assumptions, updated annually at the measurement date, are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events.  See Note 10 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions.  Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2008
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(49.0)	$(4.3)
Rate of return on plan assets	0.5%	increase	-	(2.0)
Discount rate	0.5%	decrease	52.3	4.4
Rate of return on plan assets	0.5%	decrease	-	2.0

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC.  The orders allow the difference between pension costs under Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.  KCP&L recorded 2008 pension expense of $33 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the 2007 MPSC and KCC rate orders.

GMO records pension expense in accordance with rate orders from the MPSC.  The difference between this expense and SFAS No. 87 expense is recorded as a regulatory asset or liability.  See Note 10 to the consolidated financial statements for additional discussion of the accounting for pensions.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan.  It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

Regulatory Matters
Electric utility is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, Great Plains Energy and KCP&L have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP.  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent: amounts imposed by rate actions of electric utility’s regulators that may require refunds to customers; amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which electric utility remains accountable; or a gain or other reduction of allowable costs to be given to customers over future periods.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators.

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on electric utility’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  Electric utility’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry.  In the event that SFAS No. 71 no longer applied to a deregulated portion of electric utility’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets as determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  See Note 7 to the consolidated financial statements for additional information.

Impairments of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144.

Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine the amount of impairment.  Great Plains Energy allocates goodwill from the GMO acquisition to KCP&L and GMO reporting units for impairment testing based upon the percentage of synergies expected from each reporting unit.

Impairment analyses require management to make assumptions about future sales, operating costs and discount rates over the life of the related asset, or in some cases over an indefinite life.  Potential impairment indicators include such factors as current period losses combined with a history of losses, or a projection of continuing losses or a significant decrease in the market price of the asset under review.  Management’s assumptions about these factors require significant judgment and under different assumptions, the fair value of an asset could be materially different.

Accounting standards require a company to recognize an impairment in the current period results of operations if the sum of the undiscounted expected future cash flows from the company’s asset is less than the carrying value of the asset.  The impairment recognized is the difference between the fair value and carrying value of the asset.

During the fourth quarter of 2008, extraordinary levels of volatility and disruption in the stock market resulted in Great Plains Energy’s equity securities trading at a stock price below carrying value.  Management concluded that the fair value of the Company supported the GMO acquisition goodwill.  However, there can be no assurance that continued market volatility with declines of extended duration and severity will not trigger impairment testing in the future, which could result in an impairment of goodwill prospectively.

Derivative Accounting
MPS Merchant’s long-term natural gas contracts that qualify as derivatives under SFAS No. 133, ‘‘Accounting for Derivative and Hedging Activities,’’ are recorded under the mark-to-market method of accounting.  MPS Merchant’s portfolio consists of natural gas contracts that are settled by the delivery of the commodity or cash.  The market prices or fair values used in determining the value of MPS Merchant’s portfolio are management’s best estimates utilizing information such as closing exchange rates, over-the-counter quotes, historical volatility and the potential impact on market prices of liquidating positions in an orderly manner over a reasonable amount of time under current market conditions.  As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised.  As a result, operating results can be affected by revisions to prior accounting estimates.

The fair value of these derivative contracts are recorded as current or long-term derivative assets or liabilities.  Changes in market prices will affect the recorded fair value of contracts.  Natural gas market prices vary based upon a number of factors.  Changes in the fair value of contracts will affect earnings in the period of the change for contracts under fair value accounting, while changes in forward market prices related to contracts under accrual accounting will affect earnings in future periods to the extent those prices are realized.

Derivative liabilities are discounted using the Company’s credit standing, versus the receivable side of these transactions, which are discounted based on the counterparties’ credit standings.  As these spreads narrow, non-cash mark-to-market losses are recorded; as they widen, non-cash mark-to-market gains are recorded.  These gains and losses can fluctuate if the Company’s credit or the credit of a group of counterparties deteriorates or improves significantly.

Management cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable.

Income Taxes
Income taxes are accounted for using the asset/liability approach in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.  Deferred investment tax credits are amortized ratably over the life of the related property.  Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards.  The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company’s consolidated financial statements or tax returns.  This process requires management to make assessments regarding the timing and probability of the ultimate tax impact.  The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Additionally, the Company establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions in accordance with FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  Interest related to unrecognized tax benefits is recognized in interest expense and penalties are recognized as a non-operating expense.  The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits.  If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company’s consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.  These estimates are updated at each reporting date based on the facts, circumstances and information available.  Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months.  See Note 22 to the consolidated financial statements for additional information.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included from the date of the acquisition, July 14, 2008, through December 31, 2008.

	2008	2007	2006
	(millions)
Operating revenues	$1,670.1	$1,292.7	$1,140.4
Fuel	(311.4)	(245.5)	(229.5)
Purchased power	(208.9)	(101.0)	(26.4)
Other operating expenses	(639.8)	(523.0)	(462.7)
Skill set realignment deferral (costs)	-	8.9	(9.4)
Depreciation and amortization	(235.0)	(175.6)	(152.7)
Operating income	275.0	256.5	259.7
Non-operating income and expenses	21.1	3.2	9.3
Interest charges	(111.3)	(91.9)	(70.1)
Income tax expense	(63.8)	(44.9)	(60.3)
Minority interest in subsidiaries	(0.2)	-	-
Loss from equity investments	(1.3)	(2.0)	(1.9)
Income from continuing operations	119.5	120.9	136.7
Income (loss) from discontinued operations	35.0	38.3	(9.1)
Net income	154.5	159.2	127.6
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$152.9	$157.6	$126.0

2008 compared to 2007
Great Plains Energy’s 2008 earnings available for common shareholders decreased to $152.9 million, or $1.51 per share, from $157.6 million, or $1.85 per diluted share in 2007.  A higher number of common shares, primarily due to the issuance of 32.2 million shares for the acquisition of GMO, diluted 2008 earnings per share by $0.28.

Electric utility’s net income decreased $13.7 million in 2008 compared to 2007.  This decrease was primarily due to mild summer weather, a decrease in wholesale sales, higher fuel costs, higher purchased power prices and planned and unplanned plant outages which led to increased operating expenses at KCP&L.  Also, in 2007, KCP&L received authorization from the MPSC and KCC to defer $8.9 million of skill set realignment costs incurred in 2006 resulting in lower expenses in 2007.  Partially offsetting these decreases were increased retail revenues primarily due to new retail rates at KCP&L effective January 1, 2008 and an increase in AFUDC at KCP&L.  The acquisition of GMO increased electric utility’s net income $17.9 million.

Great Plains Energy’s corporate and other activities loss from continuing operations decreased $12.3 million in 2008 compared to 2007, primarily due to $3.4 million of after-tax income related to the release of a legal reserve described in Note 17 to the consolidated financial statements, the reversal of $3.6 million of after-tax interest expense related to unrecognized tax benefits, a $3.8 million after-tax favorable impact from the deferral in 2008 of merger transition costs incurred in 2007 to a regulatory asset and a $4.6 million after-tax change in the fair value of Forward Starting Swaps (FSS).  The acquisition of GMO increased Great Plains Energy’s corporate and other activities loss $5.4 million.

2007 compared to 2006
Great Plains Energy’s 2007 earnings available for common shareholders increased to $157.6 million, or $1.85 per diluted share, from $126.0 million, or $1.61 per diluted share in 2006.  A higher number of common shares, primarily due to the issuance of 5.2 million shares to the holders of FELINE PRIDESSM in February 2007 and 5.2 million shares in May 2006, diluted 2007 earnings per share by $0.17.

Electric utility’s net income increased $7.2 million in 2007 compared to 2006 due to increased retail and wholesale revenues, which more than offset the impact of planned and unplanned outages during the first half of the year that lead to increased fuel, purchased power and operating expenses.  Additionally, in 2006 KCP&L recorded $9.3 million of skill set realignment costs and in 2007 received authorization from the MPSC and KCC to defer $8.9 million of these costs to be amortized in future years.

Great Plains Energy’s corporate and other activities recognized an additional $23.0 million net loss in 2007 compared to 2006, which was primarily attributable to a decline in available tax credits from affordable housing investments and overall higher expenses at the holding company, including $11.7 million of transition costs related to the anticipated acquisition of GMO, and a $10.3 million after-tax loss for the fair value of FSS entered into by Great Plains Energy during 2007.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	2008	2007	2006
	(millions)
Operating revenues	$1,670.1	$1,292.7	$1,140.4
Fuel	(311.4)	(245.5)	(229.5)
Purchased power	(209.9)	(101.0)	(26.4)
Other operating expenses	(624.2)	(500.4)	(451.5)
Skill set realignment deferral (costs)	-	8.9	(9.3)
Depreciation and amortization	(235.0)	(175.6)	(152.7)
Operating income	289.6	279.1	271.0
Non-operating income and expenses	21.3	4.2	11.1
Interest charges	(96.9)	(67.2)	(60.9)
Income tax expense	(70.9)	(59.3)	(71.6)
Net income	$143.1	$156.8	$149.6

Electric utility’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Electric utility’s revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L’s Kansas retail rates effective January 1, 2008, contain an ECA tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO’s electric retail rates contain a FAC under which 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates is passed along to GMO’s customers.  The FAC cycle consists of an accumulation period of six months beginning in June and December.  FAC rate approval is requested every six months for a twelve month recovery period.  The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s electric retail customers.

•	GMO’s steam rates contain a Quarterly Cost Adjustment (QCA) under which 80% of the difference between actual fuel costs and base fuel costs is passed along to GMO’s steam customers. The QCA is recorded as an increase to or reduction of other revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s steam customers.

KCP&L’s Missouri retail rates do not contain a similar adjustment mechanism, meaning that changes in costs will not be reflected in rates until new rates are authorized by the MPSC.  This regulatory lag between the time costs change and when they are reflected in rates applies to all costs not included in fuel recovery mechanisms as described above.  In the current rising cost environment, regulatory lag can be expected to have an adverse impact on Great Plains Energy’s results of operations.

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

Electric Utility Revenues and MWh Sales

		%		%
	2008	Change (a)	2007	Change	2006
Retail revenues	(millions)
Residential	$605.5	NM	$433.8	13	$384.3
Commercial	620.7	NM	492.1	11	442.6
Industrial	142.2	NM	106.8	7	99.8
Other retail revenues	13.3	NM	9.9	12	8.8
Provision for rate refund (excess Missouri
wholesale margin)	(2.9)	NM	(1.1)	NA	-
Fuel recovery mechanism under recovery	30.7	NM	-	NA	-
Total retail	1,409.5	NM	1,041.5	11	935.5
Wholesale revenues	230.1	NM	234.0	23	190.4
Other revenues	30.5	NM	17.2	19	14.5
Total revenues	$1,670.1	NM	$1,292.7	13	$1,140.4

		%		%
	2008	Change (a)	2007	Change	2006
Retail MWh sales	(thousands)
Residential	7,047	NM	5,597	3	5,413
Commercial	9,227	NM	7,737	5	7,403
Industrial	2,721	NM	2,161	1	2,148
Other retail MWh sales	94	NM	92	8	86
Total retail	19,089	NM	15,587	4	15,050
Wholesale MWh sales	5,237	NM	5,635	21	4,676
Total MWh sales	24,326	NM	21,222	8	19,726
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Retail revenues increased $368.0 million in 2008 compared to 2007.  The acquisition of GMO increased retail revenue $306.2 million.  New retail rates, effective January 1, 2008, at KCP&L also increased retail revenue.  These increases were partially offset by mild summer weather in 2008, with a 27% decrease in cooling degree days.

Retail revenues increased $106.0 million in 2007 compared to 2006 primarily due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  In addition, favorable weather in 2007, with a 22% increase in heating degree days partially offset by a 5% decrease in cooling degree days, contributed to the increase in retail revenue.

The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at the Kansas City International Airport.  CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

	2008	% Change	2007	% Change	2006

CDD	1,196	(27)	1,637	(5)	1,724

HDD	5,590	14	4,925	22	4,052

Wholesale revenues decreased $3.9 million in 2008 compared to 2007 due to an 11% decrease in wholesale MWh sales resulting from less generation at KCP&L due to plant outages.  This decrease was partially offset by a 9% increase in the average market price power per MWh to $46.34, primarily due to higher natural gas prices.  The acquisition of GMO increased wholesale revenues $8.6 million.

Wholesale revenues increased $43.6 million in 2007 compared to 2006 due to a 21% increase in wholesale MWh sales resulting from increased generation due to greater plant availability in the second half of the year.

Electric Utility Fuel and Purchased Power

		%		%
	2008	Change	2007	Change	2006
Net MWhs Generated by Fuel Type	(thousands)
Coal	16,793	NM(a)	14,894	(1)	15,056
Nuclear	3,994	(18)	4,873	11	4,395
Natural gas and oil	486	NM(a)	544	(4)	564
Wind	419	38	305	NM	106
Total Generation	21,692	NM(a)	20,616	2	20,121
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

KCP&L’s coal base load equivalent availability factor for 2008, decreased to 78% from 80% in 2007 and from 83% in 2006.  GMO’s coal base load equivalent availability factor since the July 14, 2008, acquisition was 66% which was negatively impacted by scheduled plant outages in the last half of 2008.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  Wolf Creek’s latest refueling outage began on March 20, 2008, and there were several increases in work scope during the outage that extended the restart until May 14, 2008.  A primary driver of the work scope increases was modifications to piping systems associated with the emergency core cooling systems.  As a result of the outage, the capacity and equivalent availability factor for Wolf Creek decreased to 83% in 2008 compared to 100% for 2007.

Fuel expense increased $65.9 million in 2008 compared to 2007.  The acquisition of GMO increased fuel expense $58.1 million.  The remaining increase was at KCP&L, primarily due to higher coal and coal transportation costs and less nuclear in the fuel mix, which has a lower cost compared to other fuel types.  These increases were partially offset by decreased MWhs generated by KCP&L, primarily due to lower system requirements.

Fuel expense increased $16.0 million in 2007 compared to 2006 primarily due to higher coal and coal transportation costs and a 2% increase in MWhs generated, excluding wind generation, which has no fuel cost.  This increase was partially offset by changes in the fuel mix with more nuclear and less coal and natural gas in the fuel mix.

Purchased power expense increased $108.9 million in 2008 compared to 2007.  The acquisition of GMO increased purchased power expense $90.9 million.  The remaining increase at KCP&L was primarily due to a 26% increase in the average price per MWh as a result of higher natural gas prices.  Additionally, an 8% increase in MWh purchases primarily due to the impact of the Wolf Creek refueling outage increased purchased power expense.  These increases were partially offset by $6.9 million in recoveries from a litigation settlement regarding a 2005 transformer failure.

Purchased power expense increased $74.6 million in 2007 compared to 2006 primarily due to a 240% increase in MWh purchases to support increased retail load, the impact of planned and unplanned outages in the first half of 2007 and increased purchases for resale to satisfy firm wholesale MWh sales commitments when it was more economical to purchase power rather than delivering MWhs generated at KCP&L’s plants.  This increase was slightly offset by a 10% decrease in the average price per MWh.

Electric Utility Other Operating Expenses (including utility operating expenses, maintenance, general taxes and other)
Electric utility’s other operating expenses increased $123.8 million in 2008 compared to 2007 primarily due to the following:

•	the acquisition of GMO increased operating expenses $95.9 million,

•	increased plant operations and maintenance expenses of $12.2 million due to plant outages,

•	increased employee-related costs of $5.5 million,

•	increased property taxes of $3.0 million due to higher assessments and higher mill levies and

•	increased gross receipts tax expense of $2.1 million due to the increase in revenues.

Electric utility’s other operating expenses increased $48.9 million in 2007 compared to 2006 primarily due to the following:

•	increased pension expenses of $18.4 million due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•
increased plant operations and maintenance expenses of $9.7 million primarily due to planned and unplanned outages in the first half of 2007 and the addition of the Spearville Wind Energy Facility in the third quarter of 2006,

•	increased transmission expenses of $7.7 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and higher SPP fees,

•	increased gross receipts tax expense of $3.6 million due to the increase in revenues,

•	increased labor expense of $2.8 million primarily due to filling open positions,

•	increased equity compensation expense of $1.9 million and

•	increased property taxes of $1.6 million primarily due to increases in mill levies.

Partially offsetting the increases in other operating expenses was decreased incentive compensation expense of $5.7 million.

Electric Utility Skill Set Realignment
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of KCP&L’s Comprehensive Energy Plan.  KCP&L recorded $9.3 million in 2006 related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees.  In 2007, KCP&L received authorization from the MPSC and KCC to establish $8.9 million in regulatory assets for these costs and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $59.4 million in 2008 compared to 2007.  The acquisition of GMO increased depreciation and amortization $30.7 million.  The remaining increase at KCP&L was primarily due to additional amortization pursuant to rate case orders of $21.7 million combined with normal depreciation activity for capital additions.

Electric utility’s depreciation and amortization costs increased $22.9 million in 2007 compared to 2006 primarily due to additional amortization pursuant to 2006 rate case orders of $11.9 million and a $4.5 million increase due to wind generation assets placed in service in the third quarter of 2006.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses increased $17.1 million in 2008 compared to 2007.  The acquisition of GMO increased non-operating income and expenses $2.1 million.  The remaining increase at KCP&L was primarily due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $29.7 million in 2008 compared to 2007.  The acquisition of GMO increased interest charges $24.6 million.  The remaining increase at KCP&L was primarily due to interest on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

Electric utility’s interest charges increased $6.3 million in 2007 compared to 2006 due to an increase in short-term borrowings to support expenditures related to KCP&L’s Comprehensive Energy Plan.

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $11.6 million in 2008 compared to 2007.  The acquisition of GMO increased income taxes $11.1 million.  The remaining increase was primarily due to an increase of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy, mostly offset by decreased pre-tax income and increased wind credits.  See Note 22 to the consolidated financial statements for a reconciliation of effective income tax rates for the periods.

Electric utility’s income tax expense decreased $12.3 million in 2007 compared to 2006 primarily due to $4.1 million of wind credits and a $7.3 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (December 31, 2008 compared to December 31, 2007)

The following table summarizes significant balance sheet changes due to the acquisition of GMO.

	Total	December 31, 2008	Remaining
	Change	GMO	Change
Assets	(millions)
Cash and cash equivalents	$37.1	$31.5	$5.6
Funds on deposit	10.8	10.8	-
Receivables, net	76.3	109.2	(32.9)
Fuel inventories, at average cost	51.1	35.3	15.8
Materials and supplies, at average cost	35.3	31.0	4.3
Refundable income taxes	10.0	3.4	6.6
Deferred income taxes	25.0	23.2	1.8
Assets held for sale	16.3	16.3	-
Derivative instruments - current	4.1	4.2	(0.1)
Other nonutility property and investments	33.6	35.9	(2.3)
Net utility plant in service	1,504.6	1,425.7	78.9
Construction work in progress	1,128.9	510.6	618.3
Regulatory assets	424.7	215.7	209.0
Goodwill	156.0	156.0	-
Derivative instruments - long-term	13.0	13.0	-
Liabilities
Notes payable	162.0	174.0	(12.0)
Current maturities of long-term debt	70.4	70.7	(0.3)
Accounts payable	176.6	121.7	54.9
Accrued taxes	8.2	7.1	1.1
Accrued interest	55.8	52.2	3.6
Pension and post-retirement liability - current	3.4	3.1	0.3
Derivative instruments - current	41.8	5.9	35.9
Other current liabilities	33.6	32.1	1.5
Deferred income taxes	(220.9)	(194.8)	(26.1)
Deferred tax credits	78.5	5.6	72.9
Asset retirement obligations	29.8	12.4	17.4
Pension and post-retirement liability - long-term	288.4	35.0	253.4
Regulatory liabilities	65.3	93.6	(28.3)
Other deferred credits and other liabilities	39.3	54.1	(14.8)
Long-term debt	1,453.7	1,080.1	373.6

The following are significant balance sheet changes in addition to the impacts due to the acquisition of GMO.

•
Great Plains Energy’s receivables, net decreased $32.9 million due to a $29.2 million decrease in receivables from joint owners primarily related to Comprehensive Energy Plan projects and a $22.7 million decrease in receivables from wholesale power sales.  Partially offsetting these decreases was a $10.0 million receivable related to KCP&L’s Series 2008 EIRR bonds issued in May 2008 and a $12.0 million increase in customer receivables due to new retail rates and higher usage due to colder weather in December 2008.

•
Great Plains Energy’s fuel inventories increased $15.8 million at KCP&L primarily due to decreased generation resulting from planned and unplanned plant outages and increased coal and coal transportation prices.

•
Great Plains Energy’s construction work in progress increased $618.3 million at KCP&L primarily due to a $536.1 million increase related to KCP&L’s Comprehensive Energy Plan, including $369.8 million related to the construction of Iatan No. 2 and $166.3 million for environmental upgrades.

•
Great Plains Energy’s regulatory assets increased $209.0 million at KCP&L due to a reduction of plan assets in the pension and post-retirement plans as a result of unprecedented levels of volatility and disruption in the stock and credit markets.  As a regulated utility, KCP&L expects to recover any pension and post-retirement liabilities from ratepayers and, as a result, recorded a regulatory asset to offset losses in plan assets.

•	Great Plains Energy’s accounts payable increased $54.9 million due to increased payables related to Comprehensive Energy Plan projects, higher purchased power prices and the timing of cash payments.

•
Great Plains Energy’s derivative instruments – current liabilities increased $35.9 million primarily due to a $63.7 million decline in the fair value of FSS that were assigned from Great Plains Energy to KCP&L, partially offset by a decrease of $28.0 million at KCP&L related to the settlement of a Treasury Lock (T-Lock) simultaneously with the issuance of $350.0 million of 6.375% Senior Notes in March 2008.

•
Great Plains Energy’s deferred tax credits increased $72.9 million due to recognition of $74.2 million of advanced coal credits.  See Note 22 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s asset retirement obligations increased $17.4 million primarily due to KCP&L recording $14.2 million of changes in cost estimates and timing used in computing the present value of certain asbestos Asset Retirement Obligations (AROs).  See Note 9 to the consolidated financial statements for additional information.

•
Great Plains Energy’s pension and post-retirement liability – long-term increased $253.4 million due to unprecedented levels of volatility and disruption in the stock and credit markets which resulted in large reductions in the value of plan assets.

•
Great Plains Energy’s regulatory liabilities decreased $28.3 million at KCP&L primarily due to a reclassification to accumulated depreciation, consistent with ratemaking treatment, of the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million.

•	Great Plains Energy’s other – deferred credits and other liabilities decreased $14.8 million due to the payment against and release of a legal reserve.

•	Great Plains Energy’s long-term debt increased $373.6 million due to KCP&L’s issuance of $350.0 million of 6.375% Senior Notes in March 2008 and $23.4 million of Series 2008 EIRR bonds in May 2008.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s utility construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at December 31, 2008, consisted of $61.1 million of cash and cash equivalents on hand and $832.2 million of unused bank lines of credit.  The unused lines consisted of $207.9 million from KCP&L's revolving credit facility, $289.2 million from GMO’s credit facilities and $335.1 million from Great Plains Energy's revolving credit facility.  At February 20, 2009, Great Plains Energy’s unused bank lines of credit decreased $202.9 million from the amount at December 31, 2008, primarily to support expenditures for Comprehensive Energy Plan projects.  See Note 12 to the consolidated financial statements for more information on these agreements.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements (excluding KCP&L’s Comprehensive Energy Plan), dividends and pension benefit plan funding requirements, discussed below, with a combination of internally generated funds and proceeds from the issuance of short-term and long-term debt, equity securities or equity-linked securities.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may; however, be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue debt, equity and/or equity-linked securities to finance growth or take advantage of new opportunities.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.

KCP&L’s primary means of short-term financing is the issuance of commercial paper.  Commercial paper market conditions were extremely difficult in the late third quarter and early fourth quarter of 2008.  Despite this, KCP&L maintained uninterrupted access to the commercial paper market, although at higher rates and shorter terms than historically.  As the fourth quarter progressed, conditions in the commercial paper market improved and KCP&L benefited in terms of both longer available terms and lower rates.

In February 2009, Great Plains Energy reduced its annual common dividend from $1.66 per common share to $0.83 per common share, which will reduce annual cash requirements for dividend payments by approximately $100 million from the level required if the prior dividend had been maintained.

Great Plains Energy presently believes it has the necessary liquidity to effectively conduct business operations for much of 2009 if capital markets were to become inaccessible.  Instability in the capital and credit markets such as which occurred in the fourth quarter of 2008, could adversely affect Great Plains Energy’s access and cost of needed capital.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The increase in cash flows from operating activities for Great Plains Energy in 2008 compared to 2007 reflects an increase in KCP&L’s cash flows due to a decrease in accounts receivable from wholesale sales and joint owners and tax refunds received in 2008 partially offset by payment of $41.2 million for the settlement of three T-Locks.  Other changes in working capital are detailed in Note 3 to the consolidated financial statements.

The increase in cash flows from operating activities for Great Plains Energy in 2007 compared to 2006 reflects an increase in KCP&L’s cash flows due to higher retail and wholesale revenues more than offsetting higher operating expenses combined with $24.0 million in proceeds from sales of SO2 emission allowances in 2007.  This increase was partially offset by a $15.5 million increase in deferred acquisition costs at Great Plains Energy and a lower retail margin per MWh without the impact of unrealized fair value gains and losses at Strategic Energy.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $512.2 million in 2008 compared to 2007.  The acquisition of GMO increased cash utility capital expenditures $213.2 million and KCP&L’s cash utility capital expenditures increased $299.0 million due to a $285.7 million increase related to KCP&L’s Comprehensive Energy Plan.

In 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $307.7 million.  At the time of the sale, Strategic Energy had $88.9 million of cash, resulting in proceeds from the sale of Strategic Energy, net of cash sold of $218.8 million.

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  Great Plains Energy paid cash consideration of $0.7 billion.  At the time of the acquisition, GMO had approximately $1.0 billion of cash from the sale of its electric utility assets in Colorado, Kansas, Nebraska and Iowa to Black Hills.

Great Plains Energy’s utility capital expenditures increased $35.6 million in 2007 compared to 2006 due to KCP&L’s cash utility expenditures, including $27.0 million related to KCP&L’s Comprehensive Energy Plan.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2008 reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018.  The proceeds were used to repay short-term borrowings.  GMO repaid $169.0 million on a credit agreement that was terminated in the third quarter of 2008 and subsequently borrowed $110.0 million under its new revolving credit facility.  Additionally, GMO terminated various other credit agreements and paid $12.5 million of termination fees.

Great Plains Energy’s cash flows from financing activities in 2007 reflect KCP&L’s repayment and issuance of Senior Notes; Great Plains Energy’s issuance, at a discount, of $100.0 million of 6.875% Senior Notes that mature in 2017; an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  KCP&L’s cash flows from financing activities in 2007 reflect KCP&L’s repayment of its $225.0 million of 6.00% Senior Notes at maturity, issuance, at a discount, of $250.0 million of 5.85% Senior Notes that mature in 2017, and an increase in short-term borrowings.  KCP&L’s short-term borrowings have increased primarily to support expenditures related to its Comprehensive Energy Plan.

Great Plains Energy’s cash flows from financing activities in 2006 reflect Great Plains Energy’s proceeds of $144.3 million from the issuance of 5.2 million shares of common stock at $27.50 per share in May 2006.  Fees related to this issuance were $5.2 million.  Great Plains Energy used the proceeds to make a $134.6 million equity contribution to KCP&L to support expenditures related to KCP&L’s Comprehensive Energy Plan.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2008, the MPSC increased KCP&L’s authorization to issue long-term debt and to enter into interest rate hedging instruments in connection with such debt to $1.4 billion through December 31, 2009.  KCP&L has utilized $850.0 million of this amount with the issuance of its 6.05% unsecured senior notes maturing in 2035, its 5.85% unsecured senior notes maturing in 2017 and it 6.375% unsecured Senior Notes maturing in 2018, leaving $550.0 million of authorization remaining.  In addition, in February 2009, KCP&L received authorization to issue $196.5 million in mortgage bonds to insurers of KCP&L’s $196.5 million aggregate principal amount of EIRR Bonds Series 2005 and Series 2007, if and as required under the terms of the insurance agreements due to the issuance of other mortgage bonds by KCP&L.  See Note 13 to the consolidated financial statements for more information on these insurance agreements.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At December 31, 2008, there was $719.8 million available under this authorization.  KCP&L is also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool could be lent on a short-term basis to KCP&L and GMO.  At December 31, 2008, there were no borrowings under the money pool.

GMO has $500.0 million of FERC short-term debt authorization.  At December 31, 2008, there was $326.0 million available under this authorization.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities that was filed and became effective in May 2006.

On August 14, 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8,000,000 shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  The Company will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  As of December 31, 2008, 189,300 shares had been sold for $3.5 million in net proceeds through BNYMCM.

During 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes.  Great Plains Energy used the proceeds to make a $94.0 million equity contribution to KCP&L.

In February 2007, Great Plains Energy exercised its rights to redeem its $163.6 million FELINE PRIDES senior notes in full satisfaction of each holder’s obligation to purchase the Company’s common stock under the purchase contracts and issued 5.2 million shares of common stock to the holders of the FELINE PRIDES purchase contracts.

In April 2007, Great Plains Energy elected to terminate a forward sale agreement with Merrill Lynch Financial Markets, Inc. for 1.8 million shares of Great Plains Energy common stock and settle it in cash.  Based on the difference between Great Plains Energy’s average stock price of $32.60 over the period used to determine the settlement and the then-applicable forward price of $25.58, Great Plains Energy paid $12.3 million to Merrill Lynch Financial Markets, Inc.

In 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The three FSS were designed to effectively remove most of the interest rate uncertainty and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  Following a change in financing plans, Great Plains Energy assigned the three FSS to KCP&L.

KCP&L
KCP&L has an effective shelf registration statement providing for the sale of up to $900.0 million of investment grade notes and general mortgage bonds that became effective in January 2008.  There is currently $550.0 million of capacity under this registration statement.

In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018.  KCP&L settled three T-Locks simultaneously with the issuance of its $350.0 million 10-year long-term debt and paid $41.2 million in cash for the settlement.

In 2008, KCP&L remarketed several series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process, as follows:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through
March 31, 2013,

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013,

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through
March 31, 2011, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities, none of KCP&L’s EIRR bonds are in auction rate mode.

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  At December 31, 2008, KCP&L had received $13.4 million in cash proceeds and had a $10.0 million short-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear interest at a daily rate equal to 10% per annum until all of the bonds are successfully remarketed.

In 2007, KCP&L’s Series 2007A and 2007B unsecured EIRR Bonds totaling $146.5 million maturing in 2035 were issued.  The EIRR Bonds Series 2007A and 2007B are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event KCP&L issues debt secured by liens not permitted by the agreement, KCP&L is required to issue and deliver to FGIC first mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A and 2007B then outstanding.  The proceeds from the issuance of $146.5 million EIRR Bonds Series 2007A and 2007B were used for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds.

In 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes.  The proceeds from this issuance were used to repay a short-term intercompany loan from Great Plains Energy.  KCP&L used the proceeds from the intercompany loan to repay its $225.0 million unsecured 6.00% Senior Notes at maturity.

Debt Agreements
See Note 12 to the consolidated financial statements for discussion of revolving credit facilities.

Projected Utility Capital Expenditures
Great Plains Energy’s cash utility capital expenditures, excluding AFUDC to finance construction, were $1,023.7 million, $511.5 million and $475.9 million in 2008, 2007 and 2006, respectively.  Utility capital expenditures projected for the next three years, excluding AFUDC, are detailed in the following table.

	2009	2010	2011
Base utility construction expenditures	(millions)
Generating facilities	$104.3	$129.5	$247.0
Distribution and transmission facilities	161.7	219.3	301.1
General facilities	52.6	47.1	68.8
Total base utility construction expenditures	318.6	395.9	616.9
Comprehensive Energy Plan capital expenditures
Iatan No. 2 (KCP&L Share)	276.8	113.4	-
Environmental	43.1	-	-
Customer programs & asset management	11.1	5.1	-
Total Comprehensive Energy Plan capital expenditures	331.0	118.5	-
Nuclear fuel	20.6	28.7	22.9
Iatan No. 2 (GMO Share)	90.7	37.3	-
Other environmental	31.4	41.4	216.3
Customer programs & asset management	6.3	3.7	4.3
Total utility capital expenditures	$798.6	$625.5	$860.4

This utility capital expenditure plan is subject to continual review and change.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees, including officers, of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  In 2008, the Company contributed $29.3 million to the plans to satisfy the ERISA funding requirements and the 2007 MPSC and KCC rate orders and in 2007 contributed $32.7 million to the plans, all paid by KCP&L.

The Company expects to contribute $45.2 million to the plans in 2009 to satisfy the funding requirements of ERISA and the MPSC and KCC rate orders, of which the majority will be paid by KCP&L.  This doesn’t include additional voluntary contributions that may be made to address funding levels affected by recent market declines.  Due to the economic downturn, The Worker, Retiree and Employer Recovery Act (WRERA) was signed into law on December 23, 2008, to provide some funding relief from the requirements of the PPA which was generally effective for plan years beginning in 2008.  Among other things, WRERA relaxes the PPA transition rules for phasing in liability targets.

With the GMO acquisition on July 14, 2008, Black Hills assumed the pension obligation and a portion of the plan assets related to the current and former employees of GMO’s electric and gas utility operations acquired by Black Hills under the terms of the purchase agreement.  The final transfer of plan assets is expected to be completed in the first quarter of 2009 at which time the Company expects to make a voluntary contribution of approximately $12 million to sustain the funded status of the plans.

Management believes the Company has adequate access to capital resources through a combination of cash flows from operations and existing lines of credit to support the funding requirements.

Credit Ratings
At December 31, 2008, the major credit rating agencies rated Great Plains Energy’s and KCP&L’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Negative	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-

KCP&L
Outlook	Negative	Stable
Senior Secured Debt (a)	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Negative	Stable
Senior Secured Debt (b)	Baa2	BBB+
Senior Unsecured Debt (b)	Baa2	BBB
(a) In February 2009, Standard and Poor's upgraded to BBB+
(b) reflects Great Plains Energy guarantee

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the amounts of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

Additionally, in KCP&L’s bond insurance policies on its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million, its secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, and its EIRR Bonds Series 2007A and 2007B totaling $146.5 million, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings.  See Note 13 to the consolidated financial statements.

The MPSC approval of the GMO acquisition is conditioned on the requirement that any post-acquisition financial effects of a credit downgrade of Great Plains Energy, KCP&L or GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The Company also has agreed not to seek rate recovery of GMO interest costs in excess of equivalent investment-grade debt.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy’s cash obligations and commercial commitments.

Payment due by period	2009	2010	2011	2012	2013	After 2013	Total
Long-term debt	(millions)
Principal	$70.7	$1.1	$485.4	$513.5	$12.7	$1,428.6	$2,512.0
Interest	187.5	182.7	163.1	116.5	86.3	878.9	1,615.0
Lease commitments
Operating lease	18.3	16.7	15.9	15.6	14.2	167.3	248.0
Capital lease	0.2	0.3	0.3	0.3	0.3	5.4	6.8
Pension plans (a)	45.2	(a)	(a)	(a)	(a)	(a)	45.2
Purchase commitments
Fuel	186.2	170.8	90.6	74.6	84.9	147.7	754.8
Purchased capacity	33.5	29.6	19.9	14.1	13.1	11.7	121.9
Comprehensive Energy Plan	376.2	74.3	-	-	-	-	450.5
Non-regulated natural gas
transportation	5.5	5.5	5.0	2.6	2.6	8.2	29.4
Other	70.3	27.4	13.4	7.5	7.3	37.1	163.0
Total contractual commitments (a)	$993.6	$508.4	$793.6	$744.7	$221.4	$2,684.9	$5,946.6
(a)	The Company expects to make contributions to the pension plans beyond 2009 but the amounts are not yet determined.
Total contractual commitments for 2010, 2011, 2012, 2013, after 2013 and Total do not reflect expected pension plan contributions for periods beyond 2009.

Long-term debt includes current maturities.  Great Plains Energy’s long-term debt principal excludes $2.2 million of discounts on senior notes.  Variable rate interest obligations are based on rates as of December 31, 2008.  See Note 13 to the consolidated financial statements for additional information.

Lease commitments end in 2032 and include capital and operating lease obligations.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($18.2 million total) of the amounts included in the table above.

The Company expects to contribute $45.2 million to the pension plans in 2009, of which the majority will be paid by KCP&L.  Additional contributions to the plans are expected beyond 2009 in amounts at least sufficient to meet ERISA funding requirements; however, these amounts have not yet been determined.

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation costs and natural gas.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2009 through 2011, $6.9 million in 2012 and $1.6 million in 2013.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

Great Plains Energy adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” on January 1, 2007.  At December 31, 2008, the total liability for unrecognized tax benefits for Great Plains Energy was $97.3 million.  Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.  See Note 22 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.

Great Plains Energy has long-term liabilities recorded on its consolidated balance sheet at December 31, 2008, that do not have a definitive cash payout date and are not included in the table above.

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

The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  At December 31, 2008, Great Plains Energy has provided $1,144.6 million of credit support for certain subsidiaries as follows:

•	Great Plains Energy letters of credit totaling $4.0 million to KCP&L counterparties, which expire in 2009,

•	Great Plains Energy direct guarantees to GMO counterparties totaling $88.9 million, which expire in 2009,

•	Great Plains Energy letters of credit totaling $30.9 million to GMO counterparties, which expire in 2009, and

•	Great Plains Energy guarantees of GMO long-term debt totaling $1,020.8 million, which includes debt with maturity dates ranging from 2009-2023.

The following GMO credit facilities also are guaranteed by Great Plains Energy.

•
$65 million revolving line of credit dated April 22, 2005, with Union Bank of California, expiring April 22, 2009.  This facility is also secured by the accounts receivable from GMO’s Missouri regulated utility operations.  At December 31, 2008, there was $64.0 million outstanding under this facility.

•	$400 million revolving line of credit dated September 23, 2008, with a group of banks, expiring September 23, 2011. At December 31, 2008, there was $110.0 million outstanding under this facility.

None of the guaranteed obligations are subject to default or prepayment as a result of downgrading of GMO securities, although such a downgrading has in the past, and could in the future, increase interest charges under GMO’s revolving lines of credit and GMO’s 11.875% Senior Notes due 2012 and 7.95% Senior Notes due 2011.

At December 31, 2008, GMO had issued letters of credit totaling $14.4 million as credit support to certain counterparties.

KCP&L is contingently liable for guaranteed energy savings under an agreement with a customer, guaranteeing an aggregate value of approximately $1.9 million over the next two years.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.

KCP&L has guarantees related to bond insurance policies for its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million, its EIRR Bond Series 2005 totaling $85.9 million and its EIRR Bonds Series 2007A and 2007B totaling $146.5 million.  The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.  As the insurers’ credit ratings are below KCP&L’s credit ratings, the bonds are rated at KCP&L’s credit ratings.

New Accounting Standards
See Note 26 to the consolidated financial statements for information regarding new accounting standards.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following discussion of KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and for 2007 and 2006 includes HSS, formerly an unregulated subsidiary of KCP&L, which was transferred from KCP&L to KLT Inc. on January 2, 2008.

The following table summarizes KCP&L's consolidated comparative results of operations.

	2008	2007	2006
	(millions)
Operating revenues	$1,343.0	$1,292.7	$1,140.4
Fuel	(253.3)	(245.5)	(229.5)
Purchased power	(119.0)	(101.0)	(26.4)
Other operating expenses	(528.3)	(500.6)	(451.5)
Skill set realignment deferral (costs)	-	8.9	(9.3)
Depreciation and amortization	(204.3)	(175.6)	(152.7)
Operating income	238.1	278.9	271.0
Non-operating income and expenses	19.2	4.3	9.6
Interest charges	(72.3)	(67.2)	(61.0)
Income tax expense	(59.8)	(59.3)	(70.3)
Net income	$125.2	$156.7	$149.3

KCP&L Revenues and MWh Sales

		%		%
	2008	Change	2007	Change	2006
Retail revenues	(millions)
Residential	$463.0	7	$433.8	13	$384.3
Commercial	521.1	6	492.1	11	442.6
Industrial	109.9	3	106.8	7	99.8
Other retail revenues	10.6	8	9.9	12	8.8
Provision for rate refund (excess
Missouri wholesale margin)	(2.9)	NM	(1.1)	NA	-
Kansas ECA under recovery	1.6	NA	-	NA	-
Total retail	1,103.3	6	1,041.5	11	935.5
Wholesale revenues	221.5	(5)	234.0	23	190.4
Other revenues	18.2	7	17.2	19	14.5
KCP&L revenues	$1,343.0	4	$1,292.7	13	$1,140.4

		%		%
	2008	Change	2007	Change	2006
Retail MWh sales	(thousands)
Residential	5,413	(3)	5,597	3	5,413
Commercial	7,704	-	7,737	5	7,403
Industrial	2,061	(5)	2,161	1	2,148
Other retail MWh sales	80	(14)	92	8	86
Total retail	15,258	(2)	15,587	4	15,050
Wholesale MWh sales	5,030	(11)	5,635	21	4,676
KCP&L MWh sales	20,288	(4)	21,222	8	19,726

Retail revenues increased $61.8 million in 2008 compared to 2007 primarily due to new retail rates effective January 1, 2008, partially offset by mild summer weather in 2008, with a 27% decrease in cooling degree days.

Retail revenues increased $106.0 million in 2007 compared to 2006 primarily due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  In addition, favorable weather in 2007, with a 22% increase in heating degree days partially offset by a 5% decrease in cooling degree days, contributed to the increase in retail revenue.

Wholesale revenues decreased $12.5 million in 2008 compared to 2007 due to an 11% decrease in wholesale MWh sales resulting from less generation due to plant outages, partially offset by a 9% increase in the average market price power per MWh to $46.34, primarily due to higher natural gas prices.

Wholesale revenues increased $43.6 million in 2007 compared to 2006 due to a 21% increase in wholesale MWh sales resulting from increased generation due to greater plant availability in the second half of the year.

KCP&L Fuel and Purchased Power

		%		%
	2008	Change	2007	Change	2006
Net MWhs Generated by Fuel Type	(thousands)
Coal	14,646	(2)	14,894	(1)	15,056
Nuclear	3,994	(18)	4,873	11	4,395
Natural gas and oil	378	(31)	544	(4)	564
Wind	419	38	305	NM	106
Total Generation	19,437	(6)	20,616	2	20,121

KCP&L’s coal base load equivalent availability factor for 2008 decreased to 78% from 80% in 2007 and was 83% in 2006.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 19% of its base load capacity.  Wolf Creek’s latest refueling outage began on March 20, 2008, and there were several increases in work scope during the outage that extended the restart until May 14, 2008.  A primary driver of the work scope increases was modifications to piping systems associated with the emergency core cooling systems.  As a result of the outage, the capacity and equivalent availability factor for Wolf Creek decreased to 83% in 2008, compared to 100% for 2007.

Fuel expense increased $7.8 million in 2008 compared to 2007 primarily due to higher coal and coal transportation costs and less nuclear in the fuel mix, which has a lower cost compared to other fuel types.  These increases were partially offset by decreased MWhs generated primarily due to lower system requirements.

Fuel expense increased $16.0 million in 2007 compared to 2006 primarily due to higher coal and coal transportation costs and a 2% increase in MWhs generated, excluding wind generation, which has no fuel cost.  This increase was partially offset by changes in the fuel mix with more nuclear and less coal and natural gas in the fuel mix.

Purchased power expense increased $18.0 million in 2008 compared to 2007 primarily due to a 26% increase in the average price per MWh as a result of higher natural gas prices.  Additionally, an 8% increase in MWh purchases due to the impact of plant outages in the first half of the year increased purchased power expense.  These increases were partially offset by $6.5 million in recoveries from a litigation settlement regarding a 2005 transformer failure.

Purchased power expense increased $74.6 million in 2007 compared to 2006 primarily due to a 240% increase in MWh purchases to support increased retail load, the impact of planned and unplanned outages in the first half of 2007 and increased purchases for resale to satisfy firm wholesale MWh sales commitments when it was more economical to purchase power rather than delivering MWhs generated at KCP&L’s plants.  This increase was slightly offset by a 10% decrease in the average price per MWh.

KCP&L Other Operating Expenses (including operating expenses, maintenance, general taxes and other)
KCP&L’s other operating expenses increased $27.7 million in 2008 compared to 2007 primarily due to the following:

•	increased plant operations and maintenance expenses of $12.2 million due to plant outages,

•	increased employee-related costs of $5.5 million,

•	increased property taxes of $3.0 million due to plant additions and increased mill levies and

•	increased gross receipts tax expense of $2.1 million due to the increase in revenues.

KCP&L’s other operating expenses increased $49.1 million in 2007 compared to 2006 primarily due to the following:

•	increased pension expenses of $18.4 million due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•
increased plant operations and maintenance expenses of $9.7 million primarily due to planned and unplanned outages in the first half of 2007 and the addition of the Spearville Wind Energy Facility in the third quarter of 2006,

•	increased transmission expenses of $7.7 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and higher SPP fees,

•	increased gross receipts tax expense of $3.6 million due to the increase in revenues,

•	increased labor expense of $2.8 million primarily due to filling open positions,

•	increased equity compensation expense of $1.9 million and

•	increased property taxes of $1.6 million primarily due to increases in mill levies.

Partially offsetting the increase in other operating expenses was decreased incentive compensation expense of $5.7 million.

KCP&L Skill Set Realignment
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of KCP&L’s Comprehensive Energy Plan.  KCP&L recorded $9.3 million in 2006 related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees.  In 2007, KCP&L received authorization from the MPSC and KCC to establish $8.9 million in regulatory assets for these costs and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $28.7 million in 2008 compared to 2007 primarily due to additional amortization pursuant to rate case orders of $21.7 million combined with normal depreciation activity for capital additions.  KCP&L’s depreciation and amortization costs increased $22.9 million in 2007 compared to 2006 primarily due to additional amortization pursuant to 2006 rate case orders of $11.9 million and a $4.5 million increase due to wind generation assets placed in service in the third quarter of 2006.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $14.9 million in 2008 compared to 2007 primarily due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $5.1 million in 2008 compared to 2007 primarily due to interest on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.  KCP&L’s interest charges increased $6.2 million in 2007 compared to 2006 due to an increase in short-term borrowings to support expenditures related to KCP&L’s Comprehensive Energy Plan.

KCP&L Income Tax Expense
KCP&L’s income tax expense increased $0.5 million in 2008 compared to 2007 primarily due to an increase of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy, mostly offset by decreased pre-tax income and increased wind credits.  See Note 22 to the consolidated financial statements for a reconciliation of effective income tax rates for the periods.

KCP&L’s income tax expense decreased $11.0 million in 2007 compared to 2006 primarily due to $4.1 million of wind credits and a $7.3 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, Great Plains Energy and KCP&L face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis.  See Item 1A. Risk Factors and Item. 7 MD&A for further discussion of risk factors.

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results.  During the ordinary course of business, under the direction and control of an internal risk management committee, Great Plains Energy’s and KCP&L’s hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation.  Though management believes its risk management practices to be effective, it is not possible to identify and eliminate all risk.  Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.

Derivative instruments are frequently utilized to execute risk management and hedging strategies.  Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors.  These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments listed and traded on an exchange.

Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination.  Using outstanding balances and annualized interest rates as of December 31, 2008, a hypothetical 10% increase in the interest rates associated with long-term variable rate debt would result in an increase of $0.3 million in interest expense for 2009.  Additionally, interest rates impact the fair value of long-term debt.  A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt.  Great Plains Energy’s and KCP&L’s book values of long-term debt were above fair value by 15% and 18%, respectively, at December 31, 2008.

KCP&L had $380.2 million of commercial paper outstanding at December 31, 2008.  The principal amount of the commercial paper, which will vary during the year, will drive KCP&L’s commercial paper interest expense.  Assuming that $380.2 million of commercial paper was outstanding for all of 2009, a hypothetical 10% increase in commercial paper rates would result in an increase of $2.0 million in interest expense for 2009.

Commodity Risk
Great Plains Energy and KCP&L engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.

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

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases.  A hypothetical 10% increase in the market price of power could result in a $3.1 million decrease in operating income for 2009 related to purchased power.  In 2009, approximately 74% of KCP&L’s net MWhs generated are expected to be coal-fired.  KCP&L currently has almost all of its coal requirements for 2009 under contract.  A hypothetical 10% increase in the market price of coal could result in less than a $1.0 million increase in fuel expense for 2009.  KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices.  A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $0.8 million in fuel expense for 2009.  At December 31, 2008, KCP&L had hedged approximately 31% and 3% of its 2009 and 2010, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2007, KCP&L had hedged approximately 35% and 4% of its 2008 and 2009, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  KCP&L’s Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers.

In the GMO regulated electric operations in 2008, approximately 55% of the power sold was generated and the remaining 45% was purchased through long-term contracts or in the open market.  GMO has a FAC that allows it to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates.

Several measures have been taken to mitigate commodity price risk exposure in GMO’s electric utility operations. One of these measures is contracting for a diverse supply of coal to meet 82% and 60% of its 2009 and 2010, respectively, native load fuel requirements of coal-fired generation.  The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using New York Mercantile Exchange (NYMEX) futures contracts and options.  This is a multi-year hedging plan.  As of December 31, 2008, GMO had financial contracts in place to hedge approximately 65% and 4% of expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2009 and 2010, respectively.  The mark-to-market value of these contracts at December 31, 2008, was a liability of $6.9 million.

Additional factors that affect commodity price exposure are the quantity and availability of fuel used for generation and the quantity of electricity customers consume.  Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and scheduled outages at facilities that use fossil fuels.  Customers' electricity usage could also vary from year to year based on the weather or other factors.

Market Risk – MPS Merchant
MPS Merchant is exposed to market risk, including changes in commodity prices.  To manage the volatility relating to these exposures, MPS Merchant enters into various derivative transactions in accordance with the risk management policy.  The trading portfolios consist of natural gas contracts that are settled by the delivery of the commodity or cash.  These contracts take many forms, including futures, forwards, swaps and options.  Although MPS Merchant maintains a number of transactions which are fully hedged via back-to-back deals, the business also retains two contractual obligations that are not fully hedged.  MPS Merchant is exposed to intra-month natural gas price volatility, with contracts that have a fixed price set at the beginning of each month at which customers have an option to purchase gas from MPS Merchant within the month.  Customers typically exercise this option when natural gas prices rise, thereby creating an exposure for MPS Merchant.  A hypothetical 10% increase in the daily price of natural gas, versus the First of Month Index (FOM), could result in a $13.7 million pre-tax decrease in MPS Merchant non-operating income in 2009.  MPS Merchant manages this risk daily with monthly and daily swaps.  These index-based transactions continue through the year 2017.

Transactions carried out in connection with trading activities that are derivatives under SFAS No. 133 are accounted for under the mark-to-market method of accounting.  Under SFAS No. 133, MPS Merchant’s energy commodity trading contracts, including physical transactions (mainly gas) and financial instruments, are recorded at fair value.  As part of the valuation of the portfolio, Great Plains Energy values the credit risks associated with the financial condition of counterparties and the time value of money.  Quoted market prices from published sources or comparable transactions in liquid markets are used to value the contracts.  If actively quoted market prices are not available, brokers are contracted or other external sources or comparable transactions are used to obtain current values of the contracts.  In addition, the market prices or fair values used in determining the value of the portfolio are best estimates utilizing information such as historical volatility, time value, counterparty credit and the potential impact on market prices of liquidating the positions in an orderly manner over a reasonable period of time under current market conditions.  When market prices are not readily available or determinable, certain contracts are recorded at fair value using an alternative approach such as model pricing.

MPS Merchant is also exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  The following table provides information on MPS Merchant’s credit exposure to customers at December 31, 2008.

	Exposure
	Before Credit	Credit	Net
Rating	Collateral	Collateral	Exposure
External rating	(millions)
Investment grade	$2.4	$-	$2.4
Non-investment grade	-	-	-
No external rating	41.6	2.0	39.6
Total	$44.0	$2.0	$42.0

External ratings are determined by using publicly available credit ratings of the counterparty.  If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor.  Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s Investors Service.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant.  As of December 31, 2008, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets.  The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates.  A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $6.0 million reduction in the value of the decommissioning trust funds at December 31, 2008.  A hypothetical 10% decrease in equity prices would have resulted in a $3.5 million reduction in the fair value of the equity securities at December 31, 2008.  KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Statements of Income

Year Ended December 31	2008	2007	2006
Operating Revenues	(millions, except per share amounts)
Electric revenues	$1,670.1	$1,292.7	$1,140.4
Operating Expenses
Fuel	311.4	245.5	229.5
Purchased power	208.9	101.0	26.4
Utility operating expenses	377.2	295.8	260.3
Skill set realignment (deferral) costs (Note 10)	-	(8.9)	9.4
Maintenance	122.5	91.7	83.8
Depreciation and amortization	235.0	175.6	152.7
General taxes	128.1	114.4	108.9
Other	12.0	21.1	9.7
Total	1,395.1	1,036.2	880.7
Operating income	275.0	256.5	259.7
Non-operating income	31.9	8.8	15.9
Non-operating expenses	(10.8)	(5.6)	(6.6)
Interest charges	(111.3)	(91.9)	(70.1)
Income from continuing operations before income tax expense, minority
interest in subsidiaries and loss from equity investments	184.8	167.8	198.9
Income tax expense	(63.8)	(44.9)	(60.3)
Minority interest in subsidiaries	(0.2)	-	-
Loss from equity investments, net of income taxes	(1.3)	(2.0)	(1.9)
Income from continuing operations	119.5	120.9	136.7
Income (loss) from discontinued operations, net of income taxes (Note 24)	35.0	38.3	(9.1)
Net income	154.5	159.2	127.6
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$152.9	$157.6	$126.0

Average number of basic common shares outstanding	101.1	84.9	78.0
Average number of diluted common shares outstanding	101.2	85.2	78.2

Basic earnings (loss) per common share
Continuing operations	$1.16	$1.41	$1.74
Discontinued operations	0.35	0.45	(0.12)
Basic earnings per common share	$1.51	$1.86	$1.62

Diluted earnings (loss) per common share
Continuing operations	$1.16	$1.40	$1.73
Discontinued operations	0.35	0.45	(0.12)
Diluted earnings per common share	$1.51	$1.85	$1.61

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$61.1	$24.0
Funds on deposit	10.8	-
Receivables, net	242.3	166.0
Fuel inventories, at average cost	87.0	35.9
Materials and supplies, at average cost	99.3	64.0
Deferred refueling outage costs	12.4	6.5
Refundable income taxes	26.0	16.0
Deferred income taxes	28.6	3.6
Assets held for sale (Note 5)	16.3	-
Assets of discontinued operations	-	487.1
Derivative instruments	4.8	0.7
Prepaid expenses	15.2	11.0
Total	603.8	814.8
Nonutility Property and Investments
Affordable housing limited partnerships	13.9	17.3
Nuclear decommissioning trust fund	96.9	110.5
Other	41.1	7.5
Total	151.9	135.3
Utility Plant, at Original Cost
Electric	7,940.8	5,450.6
Less-accumulated depreciation	3,582.5	2,596.9
Net utility plant in service	4,358.3	2,853.7
Construction work in progress	1,659.1	530.2
Nuclear fuel, net of amortization of $110.8 and $120.2	63.9	60.6
Total	6,081.3	3,444.5
Deferred Charges and Other Assets
Regulatory assets	824.8	400.1
Goodwill	156.0	-
Derivative instruments	13.0	-
Other	38.5	37.4
Total	1,032.3	437.5
Total	$7,869.3	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$204.0	$42.0
Commercial paper	380.2	365.8
Current maturities of long-term debt	70.7	0.3
Accounts payable	418.0	241.4
Accrued taxes	27.7	19.5
Accrued interest	72.4	16.6
Accrued compensation and benefits	29.7	22.1
Pension and post-retirement liability	4.7	1.3
Liabilities of discontinued operations	-	253.4
Derivative instruments	86.2	44.4
Other	43.8	10.2
Total	1,337.4	1,017.0
Deferred Credits and Other Liabilities
Deferred income taxes	387.1	608.0
Deferred tax credits	105.5	27.0
Asset retirement obligations	124.3	94.5
Pension and post-retirement liability	445.6	157.2
Regulatory liabilities	209.4	144.1
Other	113.8	74.5
Total	1,385.7	1,105.3
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
119,375,923 and 86,325,136 shares issued, stated value	2,118.4	1,065.9
Retained earnings	489.3	506.9
Treasury stock-120,677 and 90,929 shares, at cost	(3.6)	(2.8)
Accumulated other comprehensive loss	(53.5)	(2.1)
Total	2,550.6	1,567.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 13)	2,556.6	1,102.9
Total	5,146.2	2,709.8
Commitments and Contingencies (Note 16)
Total	$7,869.3	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

Year Ended December 31	2008	2007	2006
Cash Flows from Operating Activities	(millions)
Net income	$154.5	$159.2	$127.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	238.3	183.8	160.5
Amortization of:
Nuclear fuel	14.5	16.8	14.4
Other	(1.9)	7.4	9.4
Deferred income taxes, net	44.1	23.8	(11.0)
Investment tax credit amortization	(1.8)	(1.5)	(1.2)
Loss from equity investments, net of income taxes	1.3	2.0	1.9
Fair value impacts from energy contracts - Strategic Energy	(189.1)	(52.8)	56.7
Fair value impacts from interest rate hedging	9.2	17.9	-
Loss on sale of Strategic Energy	116.2	-	-
Other operating activities (Note 3)	52.6	(24.4)	(49.4)
Net cash from operating activities	437.9	332.2	308.9
Cash Flows from Investing Activities
Utility capital expenditures	(1,023.7)	(511.5)	(475.9)
Allowance for borrowed funds used during construction	(31.7)	(14.4)	(5.7)
Purchases of nonutility property	(1.2)	(4.5)	(4.2)
Proceeds from sale of Strategic Energy, net of cash sold	218.8	-	-
GMO acquisition, net cash received	271.9	-	-
Proceeds from sale of assets and investments	-	0.1	0.4
Purchases of nuclear decommissioning trust investments	(49.1)	(58.0)	(49.7)
Proceeds from nuclear decommissioning trust investments	45.4	54.3	46.0
Purchase of additional indirect interest in Strategic Energy	-	-	(0.7)
Hawthorn No. 5 partial litigation recoveries	-	-	15.8
Other investing activities	(9.5)	(13.0)	(1.7)
Net cash from investing activities	(579.1)	(547.0)	(475.7)
Cash Flows from Financing Activities
Issuance of common stock	15.3	10.5	153.6
Issuance of long-term debt	363.4	495.6	-
Issuance fees	(5.3)	(5.7)	(6.2)
Repayment of long-term debt	(169.9)	(372.5)	(1.7)
Net change in short-term borrowings	118.4	251.4	118.5
Dividends paid	(172.0)	(144.5)	(132.6)
Credit facility termination fees	(12.5)	-	-
Equity forward settlement	-	(12.3)	-
Other financing activities	(2.2)	(2.4)	(6.1)
Net cash from financing activities	135.2	220.1	125.5
Net Change in Cash and Cash Equivalents	(6.0)	5.3	(41.3)
Cash and Cash Equivalents at Beginning of Year (includes $43.1 million,
$45.8 million and $76.4 million of cash included in assets of discontinued
operations in 2008, 2007 and 2006, respectively)	67.1	61.8	103.1
Cash and Cash Equivalents at End of Year (includes $43.1 million and
$45.8 million of cash included in assets of discontinued operations in 2007
and 2006, respectively)	$61.1	$67.1	$61.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity

Year Ended December 31	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	86,325,136	$1,065.9	80,405,035	$896.8	74,783,824	$744.5
Issuance of common stock	32,962,723	1,042.0	5,571,574	174.1	5,574,385	153.6
Issuance of restricted common stock	88,064	2.3	348,527	11.1	46,826	1.3
Common stock issuance fees		-		-		(5.2)
Equity compensation expense		5.9		2.1		2.6
Equity forward settlement		-		(12.3)		-
Unearned Compensation
Issuance of restricted common stock		(2.3)		(11.1)		(1.4)
Forfeiture of restricted common stock		-		0.2		0.1
Compensation expense recognized		5.6		4.8		1.3
Other		(1.0)		0.2		-
Ending balance	119,375,923	2,118.4	86,325,136	1,065.9	80,405,035	896.8
Retained Earnings
Beginning balance		506.9		493.4		498.6
Cumulative effect of a change in accounting principle (Notes 10 and 22)		(0.1)		(0.9)		-
Net income		154.5		159.2		127.6
Dividends:
Common stock		(170.4)		(142.9)		(131.0)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		-		(0.3)		(0.2)
Ending balance		489.3		506.9		493.4
Treasury Stock
Beginning balance	(90,929)	(2.8)	(53,499)	(1.6)	(43,376)	(1.3)
Treasury shares acquired	(39,856)	(1.1)	(37,430)	(1.2)	(11,338)	(0.3)
Treasury shares reissued	10,108	0.3	-	-	1,215	-
Ending balance	(120,677)	(3.6)	(90,929)	(2.8)	(53,499)	(1.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(2.1)		(46.7)		(7.7)
Derivative hedging activity, net of tax		(47.5)		43.2		(74.7)
Change in unrecognized pension expense, net of tax		(3.9)		1.4		-
Minimum pension obligation, net of tax		-		-		15.9
Adjustment to initially apply SFAS No. 158, net of tax		-		-		(170.2)
Regulatory adjustment		-		-		190.0
Ending balance		(53.5)		(2.1)		(46.7)
Total Common Shareholders' Equity		$2,550.6		$1,567.9		$1,341.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2008	2007	2006
	(millions)
Net income	$154.5	$159.2	$127.6
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	27.0	(8.4)	(181.5)
Income taxes	(12.5)	2.4	75.0
Net gain (loss) on derivative hedging instruments	14.5	(6.0)	(106.5)
Reclassification to expenses, net of tax (Note 20)	(62.0)	49.2	31.8
Derivative hedging activity, net of tax	(47.5)	43.2	(74.7)
Defined benefit pension plans
Net gain (loss) arising during period	(6.7)	2.0	-
Less: amortization of net gain included in net
periodic benefit costs	0.3	0.4	-
Prior service costs arising during the period	-	(0.3)	-
Less: amortization of prior service costs included in net
periodic benefit costs	0.1	0.1	-
Income taxes	2.4	(0.8)	-
Net change in unrecognized pension expense	(3.9)	1.4	-
Change in minimum pension obligation	-	-	25.5
Income taxes	-	-	(9.6)
Net change in unrecognized pension expense	-	-	15.9
Comprehensive income	$103.1	$203.8	$68.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2008	2007	2006
Operating Revenues	(millions)
Electric revenues	$1,343.0	$1,292.7	$1,140.4
Operating Expenses
Fuel	253.3	245.5	229.5
Purchased power	119.0	101.0	26.4
Operating expenses	310.0	295.8	260.3
Skill set realignment (deferral) cost (Note 10)	-	(8.9)	9.3
Maintenance	99.2	90.9	83.8
Depreciation and amortization	204.3	175.6	152.7
General taxes	118.9	113.7	108.0
Other	0.2	0.2	(0.6)
Total	1,104.9	1,013.8	869.4
Operating income	238.1	278.9	271.0
Non-operating income	25.9	8.0	15.0
Non-operating expenses	(6.7)	(3.7)	(5.4)
Interest charges	(72.3)	(67.2)	(61.0)
Income before income tax expense	185.0	216.0	219.6
Income tax expense	(59.8)	(59.3)	(70.3)
Net income	$125.2	$156.7	$149.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$5.4	$3.2
Receivables, net	161.6	176.4
Fuel inventories, at average cost	51.7	35.9
Materials and supplies, at average cost	68.3	64.0
Deferred refueling outage costs	12.4	6.5
Refundable income taxes	11.9	16.6
Deferred income taxes	4.9	3.4
Derivative instruments	0.6	0.7
Prepaid expenses	11.8	10.4
Total	328.6	317.1
Nonutility Property and Investments
Nuclear decommissioning trust fund	96.9	110.5
Other	3.7	6.2
Total	100.6	116.7
Utility Plant, at Original Cost
Electric	5,671.4	5,450.6
Less-accumulated depreciation	2,738.8	2,596.9
Net utility plant in service	2,932.6	2,853.7
Construction work in progress	1,148.5	530.2
Nuclear fuel, net of amortization of $110.8 and $120.2	63.9	60.6
Total	4,145.0	3,444.5
Deferred Charges and Other Assets
Regulatory assets	609.1	400.1
Other	45.5	13.6
Total	654.6	413.7
Total	$5,228.8	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable to Great Plains Energy	$-	$0.6
Commercial paper	380.2	365.8
Accounts payable	299.3	243.4
Accrued taxes	20.5	19.0
Accrued interest	18.1	9.6
Accrued compensation and benefits	29.7	21.6
Pension and post-retirement liability	1.6	1.1
Derivative instruments	80.3	28.0
Other	9.1	8.7
Total	838.8	697.8
Deferred Credits and Other Liabilities
Deferred income taxes	596.2	642.2
Deferred tax credits	99.9	27.0
Asset retirement obligations	111.9	94.5
Pension and post-retirement liability	410.6	149.4
Regulatory liabilities	115.8	144.1
Other	56.8	54.2
Total	1,391.2	1,111.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,315.6	1,115.6
Retained earnings	353.2	371.3
Accumulated other comprehensive loss	(46.9)	(7.5)
Total	1,621.9	1,479.4
Long-term debt (Note 13)	1,376.9	1,003.4
Total	2,998.8	2,482.8
Commitments and Contingencies (Note 16)
Total	$5,228.8	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2008	2007	2006
Cash Flows from Operating Activities	(millions)
Net income	$125.2	$156.7	$149.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	204.3	175.6	152.7
Amortization of:
Nuclear fuel	14.5	16.8	14.4
Other	11.1	4.6	6.6
Deferred income taxes, net	(7.5)	19.7	17.4
Investment tax credit amortization	(1.4)	(1.5)	(1.2)
Fair value impacts from interest rate hedging	-	1.4	-
Other operating activities (Note 3)	72.8	(18.5)	(40.0)
Net cash from operating activities	419.0	354.8	299.2
Cash Flows from Investing Activities
Utility capital expenditures	(810.5)	(511.5)	(475.9)
Allowance for borrowed funds used during construction	(23.6)	(14.4)	(5.7)
Purchases of nonutility property	-	(0.1)	(0.1)
Proceeds from sale of assets	-	0.1	0.4
Purchases of nuclear decommissioning trust investments	(49.1)	(58.0)	(49.7)
Proceeds from nuclear decommissioning trust investments	45.4	54.3	46.0
Hawthorn No. 5 partial litigation recoveries	-	-	15.8
Other investing activities	(8.5)	(7.6)	(0.9)
Net cash from investing activities	(846.3)	(537.2)	(470.1)
Cash Flows from Financing Activities
Issuance of long-term debt	363.4	396.1	-
Repayment of long-term debt	-	(372.0)	-
Net change in short-term borrowings	14.4	209.4	124.6
Dividends paid to Great Plains Energy	(144.0)	(140.0)	(89.0)
Equity contribution from Great Plains Energy	200.0	94.0	134.6
Issuance fees	(4.3)	(3.7)	(0.5)
Net cash from financing activities	429.5	183.8	169.7
Net Change in Cash and Cash Equivalents	2.2	1.4	(1.2)
Cash and Cash Equivalents at Beginning of Year	3.2	1.8	3.0
Cash and Cash Equivalents at End of Year	$5.4	$3.2	$1.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,115.6	1	$1,021.6	1	$887.0
Equity contribution from Great Plains Energy		200.0		94.0		134.6
Ending balance	1	1,315.6	1	1,115.6	1	1,021.6
Retained Earnings
Beginning balance		371.3		354.8		294.5
Cumulative effect of a change in accounting principle (Note 22)		-		(0.2)		-
Net income		125.2		156.7		149.3
Transfer of HSS to KLT Inc.		0.7		-		-
Dividends:
Common stock held by Great Plains Energy		(144.0)		(140.0)		(89.0)
Ending balance		353.2		371.3		354.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(7.5)		6.7		(29.9)
Derivative hedging activity, net of tax		(39.4)		(14.2)		(0.7)
Minimum pension obligation, net of tax		-		-		15.9
Adjustment to initially apply SFAS No. 158, net of tax		-		-		(168.6)
Regulatory adjustment		-		-		190.0
Ending balance		(46.9)		(7.5)		6.7
Total Common Shareholder's Equity		$1,621.9		$1,479.4		$1,383.1

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2008	2007	2006
	(millions)
Net income	$125.2	$156.7	$149.3
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(65.0)	(22.1)	(0.8)
Income taxes	25.4	8.3	0.3
Net gain (loss) on derivative hedging instruments	(39.6)	(13.8)	(0.5)
Reclassification to expenses, net of tax (Note 20)	0.2	(0.4)	(0.2)
Derivative hedging activity, net of tax	(39.4)	(14.2)	(0.7)
Change in minimum pension obligation	-	-	25.5
Income taxes	-	-	(9.6)
Net gain in minimum pension obligation	-	-	15.9
Comprehensive income	$85.8	$142.5	$164.5

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one wholly owned subsidiary, Kansas City Power & Light Receivables Company (Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO wholly owns MPS Merchant Services, Inc. (MPS Merchant), which has certain long-term natural gas contracts remaining from its former non-regulated trading operations.  Great Plains Energy acquired GMO on July 14, 2008.  See Note 2 to the consolidated financial statements for additional information.

•
Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries.  Effective December 16, 2008, Services employees were transferred to KCP&L.  Services continues to obtain certain goods and third-party services for its affiliated companies.

•
KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas Inc. and Home Service Solutions Inc. (HSS), which have no active operations.  KLT Telecom Inc., a wholly owned subsidiary of KLT Inc., was dissolved in December 2008.

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy, L.L.C. (Strategic Energy).  Strategic Energy is accounted for as discontinued operations for all periods presented.  See Note 24 for additional information.  Great Plains Energy indirectly owned 100% of Strategic Energy through its wholly owned subsidiaries KLT Inc. and Innovative Energy Consultants Inc. (IEC).  IEC did not own or operate any assets other than its indirect interest in Strategic Energy.  IEC was merged into KLT Inc. in July 2008.

Great Plains Energy’s sole reportable business segment is electric utility.  Prior to 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.  See Note 23 for additional information.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.

Funds on Deposit
Funds on deposit consist primarily of cash provided to counterparties in support of margin requirements related to commodity purchases, commodity swaps and futures contracts.  Pursuant to individual contract terms with counterparties, deposit amounts required vary with changes in market prices, credit provisions and various other factors.  Interest is earned on most funds on deposit.  Great Plains Energy also holds funds on deposit from counterparties in the same manner.  These funds are included in other current liabilities on the consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Nonutility property and investments – KCP&L's nonutility property and investments includes nuclear decommissioning trust fund assets recorded at fair value.  Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  In addition to KCP&L’s investments, Great Plains Energy’s nonutility property and investments includes KLT Investments Inc.’s (KLT Investments) affordable housing limited partnerships and GMO’s rabbi trust assets.  The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value.  GMO’s rabbi trusts related to its Supplemental Executive Retirement Plans (SERP) are recorded at fair value, which are based on quoted market prices of the investments held by the trusts and/or valuation models.  The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt – Fair value is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At December 31, 2008, the book value and fair value of Great Plains Energy’s long-term debt was $2.6 billion and $2.2 billion, respectively.  At December 31, 2008, the book value and fair value of KCP&L’s long-term debt was $1.4 billion and $1.1 billion, respectively.  Great Plains Energy’s and KCP&L’s book values of long-term debt approximated fair values at December 31, 2007.

Derivative instruments – The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among fuel prices, net of estimated credit risk.

Pension plans – For financial reporting purposes, the market value of plan assets is the fair value.  KCP&L uses a five-year smoothing of assets to determine fair value for regulatory reporting purposes.

Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  This statement generally requires derivative instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.  Great Plains Energy and KCP&L enter into derivative contracts to manage exposure to commodity price fluctuations and interest rate risk.  Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception.  Great Plains Energy and KCP&L may elect the NPNS exception, which requires the effects of the derivative to be recorded when the underlying contract settles.  Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value.  In addition, if a derivative instrument is designated as a cash flow hedge, Great Plains Energy and KCP&L document the method of determining hedge effectiveness and measuring ineffectiveness.  See Note 20 for additional information regarding derivative financial instruments and hedging activities.

Great Plains Energy and KCP&L offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable), pursuant to Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts.”  Great Plains Energy and KCP&L classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged.

Investments in Affordable Housing Limited Partnerships
At December 31, 2008, KLT Investments had $13.9 million of investments in affordable housing limited partnerships.  Approximately 87% of these investments were recorded at cost; the equity method was used for the remainder.  The investments generate future cash flows from tax credits and tax losses of the partnerships.  The investments also generate cash flows from the sales of the properties.  For most investments, tax credits are received over ten years.  Tax expense is reduced in the year tax credits are generated.  A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment.  Of the investments recorded at cost, $11.8 million exceed this 5% level but were made before May 19, 1995.  Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received.  Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $0.4 million, $2.0 million and $1.2 million in 2008, 2007 and 2006, respectively.  These amounts are included in non-operating expenses on Great Plains Energy’s consolidated statements of income.  The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Other Nonutility Property
Great Plains Energy’s and KCP&L’s other nonutility property includes land and buildings and improvements (43-45 year life) and is recorded at historical cost, net of accumulated depreciation.  Great Plains Energy’s other non-utility property also includes office furniture (24-year life).

Utility Plant
Great Plains Energy’s and KCP&L's utility plant is stated at historical cost.  These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits.  Replacements, improvements and additions to units of property are capitalized.  Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs and Accounting for Planned Major Maintenance).  When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation.  Substantially all of KCP&L’s utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.  Substantially all of GMO’s St. Joseph Light & Power division is pledged as collateral for GMO’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant.  AFUDC is included in the rates charged to customers by KCP&L and GMO over the service life of the property.  AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges.  The rates used to compute gross AFUDC are compounded semi-annually and averaged 7.1% in 2008, 6.3% in 2007, and 7.8% in 2006 for KCP&L and 4.9% in 2008 for GMO since its acquisition on July 14, 2008.

Great Plains Energy’s and KCP&L’s balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2008	2007
Utility Plant, at original cost	(millions)
Production (23 - 60 years)	$4,171.2	$3,197.2
Transmission (27 - 76 years)	655.8	382.8
Distribution (8 - 75 years)	2,588.1	1,542.5
General (5 - 50 years)	525.7	328.1
Total (a)	$7,940.8	$5,450.6
(a) Includes $78.4 million and $40.4 million at December 31, 2008 and 2007, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2008	2007
Utility Plant, at original cost	(millions)
Production (23 - 60 years)	$3,249.8	$3,197.2
Transmission (27 - 76 years)	404.7	382.8
Distribution (8 - 75 years)	1,638.6	1,542.5
General (5 - 50 years)	378.3	328.1
Total (a)	$5,671.4	$5,450.6
(a) Includes $56.0 million and $40.4 million at December 31, 2008 and 2007, respectively, of land and other assets that are not depreciated.

Depreciation and Amortization
Depreciation and amortization of KCP&L’s and GMO’s utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities.  Annual depreciation rates average approximately 3.0% for each of KCP&L and GMO.  Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.

Depreciation of nonutility property is computed using the straight-line method.  Great Plains Energy nonutility property annual depreciation rates for 2008, 2007 and 2006 were 7.9%, 12.0% and 11.7%, respectively.  KCP&L’s nonutility property annual depreciation rates for 2008, 2007 and 2006 were 6.7%, 11.6% and 11.5%, respectively.

Great Plains Energy’s depreciation expense was $175.1 million, $140.9 million and $130.7 million for 2008, 2007 and 2006, respectively.  KCP&L’s depreciation expense was $145.4 million, $140.9 million and $130.7 million for 2008, 2007 and 2006, respectively.  Great Plains Energy’s and KCP&L’s depreciation and amortization expense includes $47.4 million, $25.7 million and $13.8 million for 2008, 2007 and 2006, respectively, of additional amortizations to help maintain cash flow levels pursuant to the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) orders.

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

As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability.  See Note 9 for discussion of AROs including those associated with nuclear plant decommissioning costs.

Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of Wolf Creek’s scheduled refueling outages and amortizes them evenly (monthly) over the unit’s operating cycle of 18 months until the next scheduled outage.  Replacement power costs during an outage are expensed as incurred.

Accounting for Planned Major Maintenance
The FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” in September 2006.  FSP AUG AIR-1 precludes the use of the previously acceptable accrue-in-advance method, which GMO currently follows as allowed by the MPSC.  GMO believes that it is probable that the cost of planned major maintenance will be recovered through customer rates charged by the rate-regulated utility operations in advance of such maintenance being performed.  Therefore, a regulatory liability was recorded.

Regulatory Matters
Great Plains Energy and KCP&L are subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Pursuant to SFAS No. 71, KCP&L and GMO defer items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L and GMO were not regulated.  See Note 7 for additional information concerning regulatory matters.

Revenue Recognition
Great Plains Energy and KCP&L recognize revenues on sales of electricity when the service is provided.  Revenues recorded include electric services provided but not yet billed by KCP&L and GMO.  Unbilled revenues are recorded for kWh usage in the period following the customers’ billing cycle to the end of the month.  KCP&L’s and GMO’s estimate is based on net system kWh usage less actual billed kWhs.  KCP&L’s and GMO’s estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates.

KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments.  These taxes from KCP&L’s Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy’s and KCP&L’s statements of income.  KCP&L’s gross receipts taxes collected from Missouri customers were $45.9 million, $44.7 million and $34.1 million in 2008, 2007 and 2006, respectively.  These taxes from KCP&L’s Kansas customers and GMO’s customers are recorded net in operating revenues on Great Plains Energy’s statement of income.

Great Plains Energy and KCP&L record sale and purchase activity on a net basis in wholesale revenue or purchased power when transacting with Regional Transmission Organization (RTO)/Independent System Operator (ISO) markets.

Great Plains Energy and KCP&L collect sales taxes from customers and remit to state and local governments.  These taxes are presented on a net basis on Great Plains Energy’s and KCP&L’s statements of income.

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

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The annual test must be performed at the same time each year.  SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements.  To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill is compared with its carrying value.

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

In accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” Great Plains Energy and KCP&L recognize tax benefits based on a “more-likely-than-not” recognition threshold.  In addition, Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns.  Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss.  KCP&L’s income tax provision includes taxes allocated based on its separate company income or loss.

Great Plains Energy and KCP&L have established a net regulatory asset for the additional future revenues to be collected from customers for deferred income taxes.  Tax credits are recognized in the year generated except for certain KCP&L and GMO investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2008	2007	2006
Income	(millions, except per share amounts)
Income from continuing operations	$119.5	$120.9	$136.7
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income available for common stockholders	$117.9	$119.3	$135.1
Common Shares Outstanding
Average number of common shares outstanding	101.1	84.9	78.0
Add: effect of dilutive securities	0.1	0.3	0.2
Diluted average number of common shares outstanding	101.2	85.2	78.2
Basic EPS from continuing operations	$1.16	$1.41	$1.74
Diluted EPS from continuing operations	$1.16	$1.40	$1.73

The computation of diluted EPS excludes anti-dilutive shares for 2008 of 364,217 performance shares, 530,398 restricted stock shares and 455,469 stock options.

The computation of diluted EPS excludes anti-dilutive shares for 2007 of 128,716 performance shares and 381,451 restricted stock shares.  In 2007, there were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

The computation of diluted EPS excludes anti-dilutive shares for 2006 of 96,601 performance shares and 116,469 restricted stock shares.  Additionally, for 2006, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

Dividends Declared
In February 2009, the Board of Directors declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable March 20, 2009, to shareholders of record as of February 27, 2009.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2009, to shareholders of record as of May 8, 2009.

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

The transaction received the final required regulatory approval order from the MPSC on July 1, 2008.  Certain parties have filed appeals and a motion to stay the order with the Cole County, Missouri, circuit court.  The order remains in effect unless reversed by the courts.

The MPSC order provided for the deferral of transition costs to be amortized over a five-year period beginning with the first post-transaction rate cases to the extent that synergy savings exceed amortization.  The KCC order approved the deferral of up to $10.0 million of transition cost to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At December 31, 2008, Great Plains Energy had $43.1 million of regulatory assets related to transition costs, which included $25.5 million at KCP&L and $17.6 million at GMO.

The acquisition was accounted for under the purchase method of accounting.  As a result, the assets and liabilities of GMO were recorded at their estimated fair values as of July 14, 2008.  The fair values are preliminary and are subject to adjustment as additional information is obtained, but will be finalized within one year from the acquisition date.  The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

	July 14
	2008
Purchase Price Allocation	(millions)
Cash	$677.7
Common stock (32.2 million shares)	1,026.1	(a)
Stock options (0.5 million options)	2.7	(b)
Transaction costs	35.5
Total purchase price	1,742.0

Cash and cash equivalents	949.6
Receivables	154.1
Deferred income taxes	501.9
Other current assets	131.4
Utility plant, net	1,627.9
Nonutility property and investments	131.4
Regulatory assets	176.8
Other long-term assets	77.4
Total assets acquired	3,750.5
Current liabilities	321.5
Regulatory liabilities	115.9
Deferred income taxes	246.4
Long-term debt	1,334.2
Other long-term liabilities	146.5
Net assets acquired	1,586.0

Preliminary goodwill	$156.0
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

Great Plains Energy recorded $156.0 million of preliminary goodwill, all of which is included in the electric utility segment.  None of the goodwill is tax deductible.  The factors that contributed to a purchase price that resulted in goodwill were strategic considerations and significant cost savings and synergies including: expanded regulated electric utility business; adjacent regulated electric utility territories; increased GMO financial strength and flexibility; improved reliability and customer service and disposition of non-strategic gas operations.  Changes to the initial allocation of the purchase price consisted of additional fair value adjustments to certain real estate properties, primarily offset by net operating loss valuation allowance adjustments.

In connection with the acquisition of GMO, Great Plains Energy recognized an intangible liability of approximately $25.9 million associated with the remaining natural gas contracts of MPS Merchant, GMO’s non-regulated former wholesale energy trading operations, that do not qualify as derivatives under SFAS No. 133.  Great Plains Energy recognized $0.6 million of amortization in 2008.  The net carrying amount of this intangible liability was approximately $25.3 million at December 31, 2008, and is reported as a component of other liabilities on Great Plains Energy’s consolidated balance sheet.  The balance will be amortized into expense through March 31, 2017, based on volumes of the underlying contracts.  Amortization is estimated at $4.4 million, $4.4 million, $5.4 million, $2.8 million and $2.0 million for 2009, 2010, 2011, 2012 and 2013, respectively.

The following table provides unaudited pro forma results of operations for Great Plains Energy for December 31, 2008, as if the acquisition had occurred January 1, 2008.  The table also provides unaudited pro forma results of operations for Great Plains Energy for December 31, 2007, as if the acquisition had occurred January 1, 2007.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008 or January 1, 2007.

	December 31
	2008	2007
	(millions, except per share amounts)
Operating revenues	$2,013.6	$1,944.3
Income from continuing operations	$121.1	$119.2
Net income	$156.1	$157.5
Earnings available for common shareholders	$154.5	$155.9

Basic and diluted earnings per common share from
continuing operations	$1.18	$1.00
Basic and diluted earnings per common share	$1.53	$1.33

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
	2008	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$61.9	$(80.0)	$(80.8)
Fuel inventories	(16.7)	(9.3)	(10.7)
Materials and supplies	(3.7)	(4.2)	(2.8)
Accounts payable	56.2	43.3	68.1
Accrued taxes	73.2	17.3	(22.5)
Accrued interest	17.8	(0.7)	0.7
Deferred refueling outage costs	(5.9)	7.4	(5.9)
Accrued plant maintenance costs	2.1	-	-
Pension and post-retirement benefit obligations	3.1	17.6	3.6
Allowance for equity funds used during construction	(24.2)	(2.5)	(5.0)
Deferred acquisition costs	(15.8)	(18.3)	(2.8)
Proceeds from the sale of SO2 emission allowances	0.4	24.0	0.8
T-Lock settlement	(41.2)	(4.5)	-
Fuel adjustment clauses	(18.0)	-	-
Proceeds from forward starting swaps	-	3.3	-
Other	(36.6)	(17.8)	7.9
Total other operating activities	$52.6	$(24.4)	$(49.4)
Cash paid during the period:
Interest	$95.0	$91.8	$67.7
Income taxes	$27.1	$33.6	$77.7
Non-cash investing activities:
Liabilities assumed for capital expenditures	$104.7	$72.5	$38.7

KCP&L Other Operating Activities
	2008	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$50.9	$(60.0)	$(44.7)
Fuel inventories	(16.0)	(9.3)	(10.7)
Materials and supplies	(4.3)	(4.2)	(2.8)
Accounts payable	57.3	20.6	52.4
Accrued taxes	81.3	5.9	(16.5)
Accrued interest	8.5	(2.9)	0.9
Deferred refueling outage costs	(5.9)	7.4	(5.9)
Pension and post-retirement benefit obligations	(5.1)	15.4	0.7
Allowance for equity funds used during construction	(22.5)	(2.5)	(5.0)
Proceeds from the sale of SO2 emission allowances	0.4	24.0	0.8
T-Lock settlement	(41.2)	-	-
Kansas Energy Cost Adjustment	(1.6)	-	-
Proceeds from forward starting swaps	-	3.3	-
Other	(29.0)	(16.2)	(9.2)
Total other operating activities	$72.8	$(18.5)	$(40.0)
Cash paid during the period:
Interest	$63.0	$68.3	$57.9
Income taxes	$23.5	$39.8	$70.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$90.8	$72.4	$38.2

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

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  The proceeds were deposited with a trustee.  At December 31, 2008, KCP&L had received $13.4 million in cash proceeds and had a $10.0 million short-term receivable for the proceeds that were deposited with the trustee.

In 2008, KCP&L recorded a $12.6 million net increase in AROs, consisting of a $14.2 million increase as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s generating stations, with a corresponding increase in net utility plant and a decrease of $1.6 million resulting from an update to the cost estimates to decommission Wolf Creek, with a corresponding increase in regulatory liabilities.  This activity had no impact on Great Plains Energy’s or KCP&L’s 2008 cash flows.  See Note 9 for additional information.

In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the redemption of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	December 31
	2008	2007
KCP&L	(millions)
Customer accounts receivable - billed	$15.5	$7.6
Customer accounts receivable - unbilled	41.7	37.7
Allowance for doubtful accounts	(1.2)	(1.2)
Intercompany receivables	28.5	10.5
Other receivables	77.1	121.8
Total	$161.6	$176.4
Great Plains Energy
Customer accounts receivable - billed	$61.3	$7.6
Customer accounts receivable - unbilled	69.9	37.7
Allowance for doubtful accounts	(3.5)	(1.2)
Other receivables	143.1	132.4
Elimination of KCP&L intercompany receivables	(28.5)	(10.5)
Total	$242.3	$166.0

Great Plains Energy’s and KCP&L’s other receivables at December 31, 2008 and 2007, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at December 31, 2008 and 2007.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.3% to 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires July 2009, and KCP&L intends to renew the agreement.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,147.3)	$1,147.3	$-
Gain (loss) on sale of accounts receivable (a)	(14.5)	14.4	(0.1)
Servicing fees	1.7	(1.7)	-
Fees to outside investor	-	(2.6)	(2.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,142.1)	1,142.1	-
Cash paid to KCP&L for receivables purchased	1,127.8	(1,127.8)	-
Servicing fees	1.7	(1.7)	-
Interest on intercompany note	1.9	(1.9)	-

		Receivables	Consolidated
2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,082.6)	$1,082.6	$-
Gain (loss) on sale of accounts receivable (a)	(13.3)	13.0	(0.3)
Servicing fees	3.1	(3.1)	-
Fees to outside investor	-	(4.1)	(4.1)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,078.8)	1,078.8	-
Cash paid to KCP&L for receivables purchased	1,065.9	(1,065.9)	-
Servicing fees	3.1	(3.1)	-
Interest on intercompany note	3.1	(3.1)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  GMO has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheet.  Of the $16.3 million of assets held for sale at December 31, 2008, $11.9 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  On June 3, 2008, the DOE filed with the NRC an application for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  On September 8, 2008, the NRC found the application sufficiently complete to undergo a technical licensing review and therefore docketed the application.  The DOE has indicated that, assuming the NRC approves the application in the next three to four years, the DOE could be ready to begin accepting spent nuclear fuel by 2020, but only if Congress provides adequate funding for the project.  Management cannot predict when this site may be available for Wolf Creek.  Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel.  Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  If the DOE meets its revised timetable for accepting spent fuel for disposal by 2020, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2028.  Management can make no assurance that the DOE will meet its revised timetable and will continue to monitor this activity.  See Note 17 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Wolf Creek previously disposed of the remainder of its low-level radioactive waste (Class B and Class C waste, which is higher in radioactivity but much lower in volume) at a disposal site in Barnwell, South Carolina.  However, effective July 1, 2008, the state of South Carolina no longer accepts low-level radioactive waste at Barnwell, except for waste from generators located in South Carolina, Connecticut, and New Jersey.  Wolf Creek has storage capacity on site for about four years generation of Class B and Class C waste.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its low-level radioactive waste.  Should disposal capability become unavailable, management believes Wolf Creek will be able to store its low-level radioactive waste in an on-site facility and that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

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

KCP&L currently contributes approximately $3.7 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  Amounts funded are charged to other operating expense and recovered in customers’ rates.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed, ensuring full recovery of decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

December 31	2008	2007
Decommissioning Trust	(millions)
Beginning balance	$110.5	$104.1
Contributions	3.7	3.7
Earned income, net of fees	3.3	1.6
Net realized gains/(losses)	(8.2)	3.3
Net unrealized losses	(12.4)	(2.2)
Ending balance	$96.9	$110.5

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2008		2007
	Fair	Unrealized	Fair	Unrealized
	Value	Gains/(Losses)	Value	Gains
	(millions)
Equity securities	$34.6	$(5.3)	$51.6	$7.6
Debt securities	59.9	1.0	55.9	0.5
Other	2.4	-	3.0	-
Total	$96.9	$(4.3)	$110.5	$8.1

The weighted average maturity of debt securities held by the trust at December 31, 2008 and 2007, was approximately 7.0 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	2008	2007	2006
	(millions)
Realized Gains	$2.7	$6.1	$5.0
Realized Losses	(10.9)	(2.8)	(0.9)

Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek in three areas: nuclear liability, nuclear property and accidental outage.  These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war.  The nuclear property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for acts of terrorism and related losses, including replacement power costs.  There is no industry aggregate limit for liability claims, regardless of the number of acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place.  An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act.  These limits plus any recoverable reinsurance are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts.  In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred.  Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.

Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $12.5 billion.  This limit of liability consists of the maximum available commercial insurance of $0.3 billion and the remaining $12.2 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program.  Under the SFP program, the Owners can be assessed up to $117.5 million ($55.2 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $17.5 million ($8.2 million, KCP&L’s 47% share) per incident per year.  This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes.  In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

Nuclear Property Insurance
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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.  The estimated maximum amount of retrospective assessments under the current policies could total approximately $23.3 million ($11.0 million, KCP&L’s 47% share) per policy year.

7.	REGULATORY MATTERS

Regulatory Proceedings
On September 5, 2008, KCP&L filed requests for annual rate increases with the MPSC and KCC and GMO filed requests for annual rate increases with the MPSC, with new rates expected to be effective in the third quarter of 2009.  The following table summarizes the requests.

		Annual Revenue Increase
			Additional		Return	Rate-making
Rate Jurisdiction (a)	File Date	Traditional (b)	Amortization	Total (c)	on Equity	Equity Ratio
		(millions)
GMO (MPS)	9/5/2008	$66.0	$-	$66.0	10.75%	53.82%
GMO (L&P)	9/5/2008	17.1	-	17.1	10.75%	53.82%
GMO (Steam)	9/5/2008	1.3	-	1.3	10.75%	53.82%
KCP&L (MO)	9/5/2008	86.4	15.1	101.5	10.75%	53.82%
KCP&L (KS)	9/5/2008	60.4	11.2	71.6	10.75%	55.39%
Total		$231.2	$26.3	$257.5
(a) Rate Jurisdiction Areas:
GMO (MPS): Represents the area served by GMO's Missouri Public Service division
GMO (L&P): Represents the area served by GMO's St. Joseph Light & Power division
GMO (Steam): GMO steam customers in the St. Joseph, Missouri, area
KCP&L (MO): KCP&L Missouri customers (not in former Aquila service territory)
KCP&L (KS): KCP&L Kansas customers
(b)The amounts in this column reflect the revenue requirements calculated using the traditional rate case methodologies, which exclude additional amortization amounts to help maintain cash flow levels
(c) Excludes amounts recovered through KCP&L’s Kansas ECA and most of GMO’s FAC and QCA

In February 2009, the MPSC and KCC staffs filed their respective testimony regarding the requests for annual rate increases filed by KCP&L and GMO.  The following table details the rate increases recommended by the MPSC and KCC staffs by KCP&L and GMO jurisdiction.

	Annual Revenue Increase
		Additional		Return	Rate-making
Rate Jurisdiction	Traditional	Amortization	Total	on Equity	Equity Ratio
	(millions)
GMO (MPS) (a)	$46.0	$-	$46.0	9.75%	51.03%
GMO (L&P) (a)	22.8	-	22.8	9.75%	51.03%
GMO (Steam) (a)	1.0	-	1.0	9.75%	51.03%
KCP&L (MO) (a)	45.2	(b)	45.2	9.75%	50.65%
KCP&L (KS)	42.6	11.2	53.8	11.40%	50.76%
Total	$157.6	$11.2	$168.8
(a) Annual revenue increase and return on equity based on the mid-point of MPSC staff's return on equity range.
(b) Amount not included in the MPSC staff's February 2009 testimony, but will be included in the second quarter 2009 true up.

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
Current estimates for KCP&L’s Comprehensive Energy Plan Iatan No. 1 and Iatan No. 2 projects are as follows:

•
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and Iatan common facilities.  KCP&L’s share of the total projected cost excluding AFUDC is in the table below and includes KCP&L’s 70% share of costs directly associated with Iatan No. 1 and KCP&L’s 61% share of estimated costs of Iatan common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The vast majority of the common facilities costs were previously included in the Iatan No. 2 cost estimates disclosed in the Company’s quarterly reports on Form 10-Q during 2008.  Great Plains Energy’s total share of Iatan No. 1 is 88%, which consists of KCP&L’s 70% share and GMO’s 18% share.  Great Plains Energy’s total share of Iatan common facilities is 79%, which consists of KCP&L’s 61% share and GMO’s 18% share.  Great Plains Energy’s share of the total projected cost excluding AFUDC of the Iatan No. 1 environmental project and Iatan common facilities is in the table below.

•
Iatan No. 1 has been off-line for a scheduled outage since mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of vibration was experienced.  Repairs to the turbine could delay the in-service date of Iatan No. 1, by up to two months.  Management believes that a delay of that duration could still be accommodated in the current KCP&L and GMO rate cases; however, there could be a corresponding delay in the effective date of the MPSC rate orders from the current August 5, 2009, date.  Management is unable to predict the length of such a delay, if any.

•
KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 excluding AFUDC is in the table below.  The reduction in the range from the previously disclosed Iatan No. 2 cost estimates reflects removal of costs for common facilities discussed above.  These costs were previously included in the Iatan No. 2 cost estimates disclosed in the Company’s quarterly reports on Form 10-Q during 2008.  Great Plains Energy’s total share of Iatan No. 2 is 73%, which consists of KCP&L’s 55% share and GMO’s 18% share.  Great Plains Energy’s 73% share of the total projected cost excluding AFUDC of Iatan No. 2 is in the table below.  The anticipated in-service date for Iatan No. 2 is the summer of 2010.

KCP&L
	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
Iatan No. 1 (70% share)	$ 242	-	$ 262	$ 330	-	$ 350	$ (88)	-	$ (88)
Iatan No. 2 (55% share)	847	-	904	994	-	1,051	(147)	-	(147)
Iatan Common (61% share)	235	-	235	-	-	-	235	-	235
Total	$ 1,324	-	$ 1,401	$ 1,324	-	$ 1,401	$ -	-	$ -

Great Plains Energy
	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
Iatan No. 1 (88% share)	$ 307	-	$ 332	$ 415	-	$ 440	$ (108)	-	$ (108)
Iatan No. 2 (73% share)	1,125	-	1,201	1,321	-	1,397	(196)	-	(196)
Iatan Common (79% share)	304	-	304	-	-	-	304	-	304
Total	$ 1,736	-	$ 1,837	$ 1,736	-	$ 1,837	$ -	-	$ -

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties.  KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset CO2 emissions.  KCP&L will address these matters in its future integrated energy resource plan in collaboration with stakeholders.  Full implementation of the terms of the agreement will necessitate approval from the appropriate authorities, as some of the initiatives in the agreement require either enabling legislation or regulatory approval.

In the Collaboration Agreement, KCP&L agreed to use its best efforts to install emission control technologies to reduce certain emissions from the LaCygne Station prior to the required compliance date under the Environmental Protection Agency (EPA) best available retrofit technology rule (BART), but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010, and has done so.  KCP&L’s Comprehensive Energy Plan includes a project to install the required emission control technologies at LaCygne No. 1 for completion in 2009.  Demand for environmental equipment has increased substantially leading to extremely long lead times for equipment.  As a result, the LaCygne No. 1 project will not be completed in 2009.  Since KCP&L must also install such emission control technologies at LaCygne No. 2, management continues to evaluate the timing of the required environmental upgrades for both LaCygne Nos. 1 and 2.  Management has selected an owner’s engineer for the LaCygne Station environmental project and will focus on the project design in 2009.

KCP&L also agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  KCP&L had entered into agreements to acquire 100MW of wind generation for approximately $215 million.  In October 2008, KCP&L provided notice to terminate this contract and began discussions with the developer to explore alternatives.  Subsequently, KCP&L entered into new agreements with the developer in February 2009.  The developer has assigned to KCP&L its contract with the wind turbine manufacturer to purchase thirty-two turbines for a purchase price of approximately $68 million, plus approximately $17 million to be paid by KCP&L to the developer for various third party development and assignment costs.  KCP&L’s deposit of approximately $42 million under the original, terminated agreement will be applied to the purchase price.  KCP&L and the developer also entered into an agreement for the construction of a thirty-five turbine project, with a May 31, 2010, estimated project completion date, for an approximate price of $118 million.  This construction agreement contains an absolute and unconditional option for KCP&L to terminate the agreement on or before September 30, 2009, for an upfront payment of $7.5 million, which will be applied to the price if the option is not exercised by KCP&L.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.

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

GMO Missouri 2007 Rate Case Appeal
Appeals of the MPSC order were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  This decision may be appealed.  The order remains in effect unless reversed by the courts.

GMO RTO Application
GMO’s application to transfer functional control of its transmission system to the Midwest Independent Transmission System Operator, Inc. (MISO) RTO was denied by the MPSC in October 2008.  In December 2008, GMO submitted a request to FERC to withdraw from MISO based on this MPSC denial.  GMO and MISO are negotiating an agreement regarding this exit under which GMO would pay an insignificant amount of exit fees to MISO.  This agreement is awaiting FERC approval.

In November 2008, GMO requested MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP).  On February 4, 2009, the MPSC approved a Stipulation and Agreement between GMO and several parties, thereby granting GMO the authorized request.

Great Plains Energy’s Acquisition of GMO
See Note 2 for a discussion of the pending appeals of the MPSC order authorizing the acquisition.

Regulatory Assets and Liabilities
Great Plains Energy and KCP&L are subject to the provisions of SFAS No. 71 and have recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not otherwise be recorded under Generally Accepted Accounting Principles (GAAP).  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent: amounts imposed by rate actions of KCP&L’s or GMO’s regulators that may require refunds to customers; amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which KCP&L and GMO remain accountable; or a gain or other reduction of allowable costs to be given to customers over future periods.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators.  Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s and GMO’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to KCP&L or GMO; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  KCP&L’s and GMO’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry.  In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s and GMO’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates.  Whether an asset has been impaired is determined pursuant to the requirements of SFAS No. 144.

Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
December 31, 2008	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.6		$46.8		$118.4
Loss on reacquired debt	5.7	(a)	0.3	(a)	6.0
Cost of removal	9.6		-		9.6
Asset retirement obligations	21.1		12.0		33.1
SFAS No. 158 pension and post-retirement costs	355.8	(b)	-		355.8
Other pension and post-retirement costs	79.8	(c)	63.0	(c)	142.8
Environmental remediation	-		2.0	(g)	2.0
Deferred customer programs	22.6	(d)	0.4		23.0
Rate case expenses	2.9	(e)	0.6	(e)	3.5
Skill set realignment costs	7.5	(f)	-		7.5
Under-recovery of energy costs	1.6	(g)	52.0	(g)	53.6
Acquisition transition costs	25.5		17.6		43.1
St. Joseph Light & Power acquisition	-		3.6	(g)	3.6
Storm damage	-		6.4	(g)	6.4
Other	5.4	(h)	11.0	(h)	16.4
Total	$609.1		$215.7		$824.8
Regulatory Liabilities
Emission allowances	$86.5		$1.0		$87.5
Asset retirement obligations	22.7		-		22.7
Pension	-		25.0		25.0
Cost of removal	-		58.1	(i)	58.1
Other	6.6		9.5		16.1
Total	$115.8		$93.6		$209.4

	KCP&L and
December 31, 2007	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$66.5
Loss on reacquired debt	5.9
Change in depreciable life of Wolf Creek	45.4	(j)
Cost of removal	8.4
Asset retirement obligations	18.5
SFAS No. 158 pension and post-retirement costs	146.8
Other pension and post-retirement costs	76.1
Deferred customer programs	11.6
Rate case expenses	3.2
Skill set realignment costs	8.9
Other	8.8
Total	$400.1
Regulatory Liabilities
Emission allowances	$87.5
Asset retirement obligations	39.4
Additional Wolf Creek amortization (Missouri)	14.6	(j)
Other	2.6
Total	$144.1

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
KCP&L’s regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at December 31, 2008, is more than offset by related liabilities, not included in rate base.

(c)
KCP&L’s regulatory asset for other pension and post-retirement costs at December 31, 2008, includes $56.3 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $9.9 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  GMO’s regulatory asset for other pension and post-retirement costs at December 31, 2008, includes $45.3 million representing financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$8.7 million not included in rate base.
(e)	$2.2 million and $0.6 million at KCP&L and GMO, respectively, not included in rate base and amortized over various periods.
(f)	$3.6 million not included in rate base and amortized through 2017.
(g)	Not included in rate base.
(h)	Certain insignificant items are not included in rate base and amortized over various periods.
(i)	Estimated cumulative net provision for future removal costs.
(j)
Consistent with current ratemaking treatment in Missouri and Kansas, KCP&L reclassified the regulatory assets for change in depreciable life of Wolf Creek of $45.4 million (Missouri and Kansas) and the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million at December 31, 2007, to accumulated depreciation in the second quarter of 2008.

8.	INTANGIBLE ASSETS

Great Plains Energy’s and KCP&L’s intangible assets are detailed in the following table.

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
KCP&L	(millions)
Computer software (a)	$136.7	$(95.4)	$111.9	$(84.7)

Great Plains Energy
Computer software (a)	$160.5	$(106.0)	$112.4	$(84.9)
Transmission line upgrades (a)	22.1	(3.3)	-	-
Organization start-up costs (a)	0.1	-	-	-
(a) Included in electric utility plant on the consolidated balance sheets.

9.	ASSET RETIREMENT OBLIGATIONS

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

In 2008, KCP&L recorded a $1.6 million reduction to its ARO to decommission Wolf Creek, which reflects a 2008 update to the decommissioning study cost estimates.

Asbestos abatement activity has occurred on certain generating units at KCP&L’s Hawthorn Station resulting in a revision in timing used in computing the original present value of the asbestos ARO.  Management was able to perform an analysis to update prior cost estimates determining an increase in comparison to previous estimates used in computing the original asbestos ARO.  As a result of the increased costs experienced in the project at KCP&L’s Hawthorn station, management performed an analysis to update prior cost estimates for KCP&L’s Montrose and LaCygne Stations, determining an increase in comparison to previous estimates.  As a result of these changes, KCP&L recorded a $14.2 million increase in the ARO for asbestos abatement with a corresponding increase in asset retirement costs in utility plant since December 31, 2007.

In addition, management identified an additional asbestos ARO.  The wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

KCP&L also has AROs related to decommissioning and site remediation of its Spearville Wind Energy Facility and for an ash pond and landfill.  GMO has AROs related to asbestos in certain plants and buildings, an ash pond and landfill, removal of storage tanks and transformers containing PCBs, as well as communication towers.

The following tables summarize the change in Great Plains Energy’s and KCP&L’s AROs.

Great Plains Energy
December 31	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	1.4	-
Revision in timing and/or estimates	12.6	-
GMO acquisition	11.7	-
Settlements	(3.2)	(1.1)
Accretion	7.3	3.8
Ending balance	$124.3	$94.5

KCP&L
December 31	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	1.4	-
Revision in timing and/or estimates	12.6	-
Settlements	(3.2)	(1.1)
Accretion	6.6	3.8
Ending balance	$111.9	$94.5

10.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND SKILL SET REALIGNMENT COSTS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and WCNOC and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

Effective January 1, 2008, the Company amended the defined benefit pension plan for KCP&L management employees to allow current employees the option to remain in the existing program or to choose a new retirement program which will provide, among other things, an enhanced benefit under the employee savings plan and a lower benefit accrual rate under the defined pension benefit plan.  KCP&L employees hired after September 1, 2007, have been placed in the new retirement program.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods will be eliminated over the life of the pension plans.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and WCNOC.  The post-retirement plan reflects the Company’s amended cost-sharing policy for the bargaining plan.  The change increased the accumulated post-retirement benefit obligation $18.7 million.  The cost of post-retirement benefits charged to KCP&L and GMO are accrued during an employee's years of service and recovered through rates.

As a result of the GMO acquisition on July 14, 2008, the Company’s 2008 pension and post-retirement expenses under SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Post-retirement Benefits Other Than Pensions,” increased $2.4 million and $1.1 million, respectively.  The under funded status of the pension and other benefit plans transferred at the date of acquisition was $48.9 million.

Current and former employees of GMO’s electric and gas utility operations that were acquired by Black Hills participated in GMO’s qualified pension plan, non-qualified Supplemental Executive Retirement Plan (SERP) and other post-retirement benefit plan.  Under the asset purchase agreements, Black Hills assumed the accrued pension obligations owed to the former current and former employees of the operations it acquired.  After the July 2008 closing, approximately $107.5 million of qualified benefit plan assets were transferred by GMO to a comparable plan established by Black Hills in accordance with terms of the asset purchase agreements, estimated to be 95% of the amount required to be transferred under applicable Employee Retirement Income Security Act of 1974, as amended (ERISA) regulations.  The determination of the final amount of plan assets to be transferred is expected to be completed by plan actuaries in the first quarter of 2009.  The tables below are after reflecting the Company’s best estimate of the total transfer.

The Company adopted the recognition requirements of SFAS No. 158 on December 31, 2006.  The Company adopted the measurement date provision of SFAS No. 158, effective December 31, 2008.  The measurement date provision requires plan assets and liabilities to be measured as of the date of the employer’s fiscal year-end.  In prior years, the plan measurement date for the majority of the Company’s plans was September 30.  In lieu of remeasuring plan assets and obligations as of January 1, 2008, the Company elected to calculate the net periodic benefit cost for the fifteen-month period from September 30, 2007, to December 31, 2008, using the September 30, 2007, measurement date.  The adoption of the measurement date provision resulted in KCP&L recording an adjustment of $14.1 million to a regulatory asset in accordance with regulatory treatment.  In addition, $0.1 million related to non-regulated entities was recorded as an adjustment to retained earnings.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs.  In 2007, contributions of $6.8 million and $7.2 million were made to the pension plan and post-retirement benefit plans, respectively, after the measurement date.  For financial reporting purposes, the market value of plan assets is the fair value.  KCP&L uses a five-year smoothing of assets to determine fair value for regulatory reporting purposes.  Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$512.9	$508.8	$73.7	$51.5
Service cost	20.8	18.4	1.7	1.2
Interest cost	37.6	29.8	5.7	3.9
Contribution by participants	-	-	3.0	2.0
Amendments	-	(0.8)	18.7	19.5
Actuarial loss (gain)	42.9	(9.6)	1.2	(1.7)
Benefits paid	(37.1)	(35.9)	(7.0)	(3.6)
Early measurement adjustment	1.0	-	0.3	-
GMO acquisition	194.4	-	38.1	-
Special termination benefits	-	2.2	-	0.9
PBO at end of plan year	$772.5	$512.9	$135.4	$73.7
Change in plan assets
Fair value of plan assets at beginning of year	$400.1	$364.5	$14.0	$13.4
Actual return on plan assets	(145.6)	44.1	(3.8)	(3.2)
Contributions by employer and participants	28.7	27.0	11.0	6.7
Benefits paid	(36.6)	(35.5)	(5.7)	(2.9)
Early measurement adjustment	4.0	-	7.9	-
GMO acquisition	168.1	-	15.5	-
Fair value of plan assets at end of plan year	$418.7	$400.1	$38.9	$14.0
Funded status at end of year	$(353.8)	$(112.8)	$(96.5)	$(59.7)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(3.9)	$(0.5)	$(0.8)	$(0.8)
Noncurrent pension liability and other post-retirement liability	(349.9)	(112.3)	(95.7)	(58.9)
Contributions and changes after measurement date	-	6.8	-	7.2
Net amount recognized before regulatory treatment	(353.8)	(106.0)	(96.5)	(52.5)
Accumulated OCI or regulatory asset	420.2	185.4	59.1	37.8
Net amount recognized at December 31	$66.4	$79.4	$(37.4)	$(14.7)
Amounts in accumulated OCI or regulatory asset not
yet recognized as a component of net periodic cost:
Actuarial loss	$273.3	$86.1	$19.1	$13.8
Prior service cost	17.9	23.1	33.4	18.1
Transition obligation	0.2	0.2	4.4	5.8
Other	128.8	76.0	2.2	0.1
Net amount recognized at December 31	$420.2	$185.4	$59.1	$37.8

Great Plains Energy
	Pension Benefits			Other Benefits
Year to Date December 31	2008	2007	2006	2008	2007	2006
Components of net periodic benefit costs	(millions)
Service cost	$20.8	$18.4	$18.8	$1.7	$1.2	$0.9
Interest cost	37.6	29.8	30.9	5.7	3.9	3.0
Expected return on plan assets	(38.6)	(29.5)	(32.7)	(1.0)	(0.7)	(0.6)
Prior service cost	4.2	4.3	4.3	2.7	2.1	0.2
Recognized net actuarial loss	32.3	35.3	31.8	0.6	0.5	0.9
Transition obligation	0.1	0.1	0.1	1.2	1.2	1.2
Special termination benefits	-	1.5	-	-	0.2	-
Settlement charges	-	-	23.1	-	-	-
Net periodic benefit costs before
regulatory adjustment	56.4	59.9	76.3	10.9	8.4	5.6
Regulatory adjustment	(3.5)	(9.1)	(52.3)	-	(0.1)	-
Net periodic benefit costs	52.9	50.8	24.0	10.9	8.3	5.6
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets (a)
Current year net loss (gain)	227.1	(23.4)	-	6.0	2.7	-
Amortization of loss	(39.9)	(35.3)	-	(0.7)	(0.5)	-
Prior service cost (credit)	-	(0.9)	-	18.7	19.6	-
Amortization of prior service cost	(5.2)	(4.3)	-	(3.4)	(2.1)	-
Amortization of transition obligation	-	(0.1)	-	(1.4)	(1.2)	-
Other regulatory activity	52.8	9.1	-	2.1	0.1	-
Total recognized in OCI or regulatory asset	234.8	(54.9)	-	21.3	18.6	-
Total recognized in net periodic benefit costs
and OCI or regulatory asset	$287.7	$(4.1)	$24.0	$32.2	$26.9	$5.6
(a) Includes the effect of SFAS No. 158 remeasurement adjustment

KCP&L
	Pension Benefits			Other Benefits
Year to Date December 31	2008	2007	2006	2008	2007	2006
Components of net periodic benefit costs	(millions)
Service cost	$19.7	$18.0	$18.6	$1.7	$1.1	$0.9
Interest cost	35.6	29.2	30.5	5.6	3.8	2.9
Expected return on plan assets	(36.5)	(28.9)	(32.2)	(1.0)	(0.6)	(0.6)
Prior service cost	4.0	4.2	4.3	2.7	2.0	0.2
Recognized net actuarial loss	30.6	34.5	31.4	0.6	0.5	0.9
Transition obligation	0.1	0.1	0.1	1.2	1.2	1.1
Special termination benefits	-	1.5	-	-	0.1	-
Settlement charges	-	-	22.7	-	-	-
Net periodic benefit costs before
regulatory adjustment	53.5	58.6	75.4	10.8	8.1	5.4
Regulatory adjustment	(4.5)	(9.1)	(52.3)	-	(0.1)	-
Net periodic benefit costs	49.0	49.5	23.1	10.8	8.0	5.4
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets (a)
Current year net loss (gain)	215.0	(23.0)	-	5.8	2.7	-
Amortization of loss	(39.8)	(34.5)	-	(0.7)	(0.5)	-
Prior service cost (credit)	-	(0.8)	-	18.7	19.2	-
Amortization of prior service cost	(5.2)	(4.2)	-	(3.4)	(2.0)	-
Amortization of transition obligation	(0.1)	(0.1)	-	(1.4)	(1.2)	-
Other regulatory activity	8.6	9.1	-	2.1	0.1	-
Total recognized in OCI or regulatory asset	178.5	(53.5)	-	21.1	18.3	-
Total recognized in net periodic benefit costs
and OCI or regulatory asset	$227.5	$(4.0)	$23.1	$31.9	$26.3	$5.4
(a) Includes the effect of SFAS No. 158 remeasurement adjustment

The estimated prior service cost, net loss and transition costs for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2009 are $4.2 million, $36.5 million and $0.1 million, respectively.  The estimated prior service cost, net loss and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2009 are $4.2 million, $0.2 million and $1.2 million, respectively.  For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis.  For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $675.7 million and $423.8 million at December 31, 2008 and 2007, respectively.  The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2008	2007
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$772.5	$327.5
Accumulated benefit obligation	675.7	266.4
Fair value of plan assets	418.7	220.1
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$-	$185.4
Accumulated benefit obligation	-	157.4
Fair value of plan assets	-	180.0

The GMO SERP is reflected as an unfunded ABO of $22.4 million.  The Company has segregated approximately $26.2 million of assets for this plan as of December 31, 2008, and expects to fund future benefit payments from these assets.

The expected long-term rate of return on plan assets represents the Company’s estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolios.  Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes.  Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2008	2007	2008	2007
Discount rate	6.11%	6.23%	6.10%	6.23%
Rate of compensation increase	4.27%	4.22%	4.25%	4.25%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2008	2007	2008		2007
Discount rate	6.23%	5.87%	6.23%		5.89%
Expected long-term return on plan assets	8.25%	8.25%	4.00%	*	4.00%	*
Rate of compensation increase	4.22%	3.81%	4.25%		3.90%
* after tax

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk.  Investments are diversified across classes and within each class to minimize risks.  At December 31, 2008 and 2007, respectively, the fair value of plan assets was $418.7 million, and $400.1 million, not including a $6.8 million subsequent contribution in 2007.

The asset allocation for the Company’s pension plans at December 31, 2008 and 2007, and the target allocation for 2009 are reported in the following table.  The portfolios are periodically rebalanced to generally meet target allocation percentages.

		Plan Assets at
	Target	December 31
Asset Category	Allocation	2008	2007
Equity securities	60%	59%	57%
Debt securities	33%	32%	31%
Real estate	6%	9%	6%
Other	1%	0%	6%
Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The cost trend assumed for 2008 and 2009 is 8% and 7.5%, respectively, with the rate declining through 2014 to the ultimate cost trend rate of 5%.  The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2008, are detailed in the following table.  The results reflect the increase in the Medicare Part D employer subsidy which is assumed to increase with the medical trend and employer caps on post-65 plans.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.3	$(0.3)
Effect on post-retirement benefit obligation	1.4	(1.5)

The Company expects to contribute $45.2 million to the plans in 2009 to meet ERISA funding requirements and regulatory orders, the majority of which will be paid by KCP&L.  The Company’s funding policy is to contribute amounts sufficient to meet the ERISA minimum funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions.  The Company also expects to contribute $15.4 million to other post-retirement benefit plans in 2009, the majority of which will be paid by KCP&L.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2018.

	Pension	Other
	Benefits	Benefits
	(millions)
2009	$58.7	$13.0
2010	53.8	13.9
2011	54.8	14.8
2012	60.0	15.8
2013	60.5	16.6
2014-2018	331.3	97.7

Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees.  Great Plains Energy matches employee contributions, subject to limits.  The annual cost of the plans was approximately $6.9 million, $5.0 million and $4.8 million in 2008, 2007 and 2006, respectively.  KCP&L’s annual cost of the plans was approximately $5.8 million, $4.3 million and $4.1 million in 2008, 2007 and 2006, respectively.

Skill Set Realignment (Deferral) Cost
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the Comprehensive Energy Plan.  In 2006, Great Plains Energy and KCP&L recorded $9.4 million and $9.3 million, respectively, related to this process reflecting severance, benefits and related payroll taxes provided to employees.  In 2007, KCP&L received authorization from the MPSC and KCC to defer $8.9 million in regulatory assets for these costs and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.

11.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 5.0 million.  Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws.  Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, and does not expect to repurchase common shares during 2009, to satisfy performance share payments, stock option exercises and director deferred share unit conversion.

Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.  The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2008	2007	2006
Great Plains Energy	(millions)
Compensation expense	$9.0	$6.4	$3.9
Income tax benefits	2.7	2.1	1.2
KCP&L
Compensation expense	5.5	4.3	2.4
Income tax benefits	2.0	1.4	0.8

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of Great Plains Energy’s Board of Directors.  The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.  Performance shares have a value equal to the market value of the shares on the grant date with accruing dividends.  Compensation expense, calculated by multiplying shares by the related grant-date fair value related to performance shares, is recognized over the stated period.

Performance share activity for 2008 is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	309,689	$30.34
Performance adjustment	(71,616)
Granted	129,296	26.22
Issued	(49,709)	31.28
Forfeited	(3,149)	32.87
Ending balance	314,511	28.47
* weighted-average

At December 31, 2008, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $26.22, $32.00 and $28.20 in 2008, 2007 and 2006, respectively.  At December 31, 2008, there was $3.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock related to performance shares issued was $1.6 million, $1.3 million and $0.3 million during 2008, 2007 and 2006, respectively.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date.  Restricted stock shares vest over a stated period of time with accruing reinvested dividends.  Compensation expense, calculated by multiplying shares by the related grant-date fair value related to restricted stock, is recognized over the stated vesting period.  Restricted stock activity for 2008 is summarized in the following table.

	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	446,882	$31.38
Granted and issued	88,064	26.09
Vested	(71,602)	30.15
Forfeited	(4,548)	32.87
Ending balance	458,796	30.54
* weighted-average

At December 31, 2008, the remaining weighted-average contractual term was 0.9 years.  The weighted-average grant-date fair value of shares granted was $26.09, $31.93 and $28.22 during 2008, 2007 and 2006, respectively.  At December 31, 2008, there was $5.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $2.2 million, $1.1 million and $0.8 million in 2008, 2007 and 2006, respectively.

Stock Options
Granted Under Long-Term Incentive Plan
Stock options were granted under the plan during 2001-2003 at market value of the shares on the grant date.  The options vested three years after the grant date and expire in ten years if not exercised.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes option-pricing model.  Compensation expense and accrued dividends related to stock options were recognized over the stated vesting period.

GMO Acquisition
Prior GMO stock options were converted to Great Plains Energy stock options upon acquisition.

Stock option activity under all plans for 2008 is summarized in the following table.  All stock options are fully vested at December 31, 2008.

		Exercise
Stock Options	Shares	Price*
Beginning balance	109,472	$25.52
GMO acquisition	465,901	96.04
Exercised	(10,249)	20.61
Forfeited or expired	(44,295)	173.72
Outstanding and exercisable at December 31	520,829	76.10
* weighted-average

The weighted-average grant-date fair value of options exercised for 2008 was $20.61 per share.  The aggregate intrinsic value and cash received for options exercised in 2008 was insignificant.  The following table summarizes all outstanding and exercisable stock options as of December 31, 2008.

	Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21 - $11.64	65,360	1.0	$11.54
$23.91 - $27.73	255,739	3.0	24.60
$121.90 - $181.11	161,560	0.8	149.26
$221.82 - $251.86	38,170	2.3	221.97
Total	520,829	2.0

At December 31, 2008, the aggregate intrinsic value of in the money outstanding and exercisable options was $0.5 million.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Prior to 2008, there were no shares of Great Plains Energy common stock issued to non-employee directors under Great Plains Energy’s Long-Term Incentive Plan.  At December 31, 2008, there were 7,588 shares of director deferred share units outstanding at a weighted-average grant-date fair value of $27.94 per share.  The total fair value of shares of director deferred share units issued was $0.2 million for 2008.

12.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2008, Great Plains Energy was in compliance with this covenant.  At December 31, 2008, Great Plains Energy had $30.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22% and had issued letters of credit totaling $34.9 million under the credit facility.  At December 31, 2007, Great Plains Energy had $42.0 million of outstanding cash borrowings with a weighted-average interest rate of 5.44% and had issued letters of credit totaling $98.6 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2008, KCP&L was in compliance with this covenant.  At December 31, 2008, KCP&L had $380.2 million of commercial paper outstanding, at a weighted-average interest rate of 5.34%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2007, KCP&L had $365.8 million of commercial paper outstanding, at a weighted-average interest rate of 5.92%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
In September 2008, GMO entered into a new $400 million revolving credit facility with a group of banks that expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2008, GMO was in compliance with this covenant.  At December 31, 2008, GMO had $110.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22%, and had issued letters of credit totaling $1.2 million under the credit facility.

GMO’s $65 Million Revolving Credit Facility
GMO’s $65 million revolving credit facility expires in April 2009.  Borrowings under this facility are secured by the accounts receivable generated by GMO’s regulated utility operations.  A default by GMO on other indebtedness totaling more than $40.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement not greater than 70% from October 1, 2008, until the termination of the agreement.  GMO is required to maintain a ratio of EBITDA to interest expense for the period October 1, 2008, to the termination of the agreement, greater than 1.6 to 1.0.  At December 31, 2008, GMO was in compliance with these covenants.  At December 31, 2008, GMO had $64.0 million of outstanding cash borrowings with a weighted-average interest rate of 2.16%.

13.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2008	2007
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
Senior Notes
6.50%	2011	150.0	150.0
5.85%	2017	250.0	250.0
6.375%	2018	350.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.8)	(1.9)
EIRR bonds
4.65% Series 2005	2035	50.0	50.0
5.125% Series 2007A-1	2035	63.3	-
5.00% Series 2007A-2	2035	10.0	-
4.75% Series 2007A		-	73.3
5.375% Series 2007B	2035	73.2	73.2
4.90% Series 2008	2038	23.4	-
Total KCP&L		1,376.9	1,003.4

GMO
First Mortgage Bonds
9.44% Series	2009-2021	14.6	-
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	-
0.924% Wamego Series 1996	2026	7.3	-
2.721% State Environmental 1993	2028	5.0	-
Senior Notes
7.625% Series	2009	68.5	-
7.95% Series	2011	137.3	-
7.75% Series	2011	197.0	-
11.875% Series	2012	500.0	-
8.27% Series	2021	80.9	-
Fair Value Adjustment		117.5	-
Medium Term Notes
7.16% Series	2013	6.0	-
7.33% Series	2023	3.0	-
7.17% Series	2023	7.0	-
Other	2009	1.1	-
Current maturities		(70.7)	-
Total GMO		1,080.1	-

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
Unamortized discount		(0.4)	(0.5)
7.74% Affordable Housing Notes		-	0.3
Current maturities		-	(0.3)
Total Great Plains Energy excluding current maturities		$2,556.6	$1,102.9
* Weighted-average interest rates at December 31, 2008.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	2008	2007	2006
	(millions)
KCP&L	$1.6	$1.6	$1.9
Other Great Plains Energy	1.0	1.0	0.7
Total Great Plains Energy	$2.6	$2.6	$2.6

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.  The Indenture creates a mortgage lien on substantially all of KCP&L’s utility plant.  Mortgage bonds totaling $158.8 million securing Environmental Improvement Revenue Refunding (EIRR) bonds were outstanding at December 31, 2008 and 2007.

In 2008, KCP&L remarketed the following series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through March 31, 2013, and

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through March 31, 2011.

KCP&L Senior Notes
KCP&L had $1.0 billion and $650.0 million, respectively, of outstanding unsecured senior notes at December 31, 2008 and 2007.  As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s $250.0 million of 6.05% Senior Notes is 5.78%.  During 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the gain recognized in OCI on KCP&L’s 2006 Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s 5.85% Senior Notes is 5.72%.

In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018.  As a result of amortizing the loss recognized in OCI on KCP&L’s 2007 T-Locks, the effective interest rate on KCP&L’s $350.0 million of 6.375% Senior Notes is 7.49%.

KCP&L EIRR Bonds
KCP&L had $219.9 million and $196.5 million of unsecured EIRR bonds outstanding at December 31, 2008 and 2007, respectively.

In 2008, KCP&L remarketed the following auction rate EIRR bonds:

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities and those described under KCP&L General Mortgage Bonds, none of KCP&L’s EIRR bonds remain in auction rate mode.

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  At December 31, 2008, KCP&L had received $13.4 million in cash proceeds and had a $10.0 million short-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear interest at a daily rate equal to 10% per annum until all the bonds are successfully remarketed.

KCP&L Municipal Bond Insurance Policies
KCP&L’s EIRR Bonds Series 2007A-1, 2007A-2 and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event KCP&L issues debt secured by liens not permitted by the agreement or resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization, KCP&L is required to issue and deliver collateral to FGIC, in the form of first mortgage bonds or similar securities, equal in principal amount to the principal amount of the EIRR Bonds Series 2007A-1, 2007A-2 and 2007B then outstanding.

KCP&L’s secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee Inc. (formerly XL Capital Assurance, Inc.) (Syncora).  The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies.  The insurance policies are in effect for the term of the bonds.  The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00.  At December 31, 2008, KCP&L was in compliance with this covenant.  KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively.  The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide collateral to Syncora in the form of $50.0 million of general mortgage bonds for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refunding of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization.  In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.  The Indenture creates a mortgage lien on substantially all of GMO’s St. Joseph Light & Power division utility plant.  Mortgage bonds totaling $14.6 million were outstanding at December 31, 2008.

GMO Senior Notes
The fair value adjustment for GMO represents the $133.3 million adjustment, net of current period amortization of $15.8 million, to record GMO’s debt related to the 11.875% series and 7.75% series Senior Notes, that are not reflected in electric retail rates as of the acquisition date, at estimated fair value.  The increase in the fair value of the debt will be amortized as a reduction to interest expense over the remaining life of the individual debt issues.  Amortization for 2009, 2010, 2011 and 2012 is estimated at $32.8 million, $34.6 million, $33.8 million and $16.3 million, respectively.

Other Great Plains Energy Long-Term Debt
During 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the loss recognized in OCI on Great Plains Energy’s 2007 T-Locks, the effective interest rate on Great Plains Energy’s 6.875% Senior Notes is 7.33%.

Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2009	2010	2011	2012	2013
	(millions)
KCP&L	$-	$-	$150.0	$12.4	$-
Great Plains Energy	70.7	1.1	485.4	513.5	12.7

14.	COMMON SHAREHOLDERS’ EQUITY

Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that was filed and became effective in May 2006.

On August 14, 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8,000,000 shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  The Company will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  As of December 31, 2008, 189,300 shares had been sold for $3.5 million in net proceeds through BNYMCM.

Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company’s Long-Term Incentive Plan.

Great Plains Energy has 4.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan.  The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.  Great Plains Energy can issue new shares or purchase shares on the open market for the Plan.  At December 31, 2008, 0.3 million shares remained available for future issuances.

Great Plains Energy has 12.3 million shares of common stock registered with the SEC for a defined contribution savings plan.  Shares issued under the plans may be either newly issued shares or shares purchased in the open market.  At December 31, 2008, 2.6 million shares remained available for future issuances.

Great Plains Energy’s Articles of Incorporation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization.  If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors.  Under the Federal Power Act, KCP&L can only pay dividends out of retained or current earnings.  Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively, of total capitalization.

Great Plains Energy made capital contributions to KCP&L of $200.0 million and $94.0 million in 2008 and 2007, respectively.  These contributions were made to fund Comprehensive Energy Plan projects.  At December 31, 2008, KCP&L’s capital contributions from Great Plains Energy totaled $828.6 million and are reflected in common stock on the KCP&L balance sheet.

15.	PREFERRED STOCK

At December 31, 2008, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation.  All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding.  Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value.  If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices.  If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.

16.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s and GMO’s operations.  The generation, transmission and distribution of electricity produces and requires proper management and disposal of certain hazardous products and wastes that are subject to these laws and regulations.  In addition to imposing extensive and continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on KCP&L and Great Plains Energy.  KCP&L and GMO seek to use current environmental technology.

It is possible that federal or relevant state or local legislation could be enacted to address global climate change.  Such legislation could mandate measures to measure, control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  In addition, there could be national and/or additional state or local mandates to produce a minimum percentage of electricity from renewable forms of energy, such as wind.  While the Company believes future legislation and/or regulation addressing these matters is likely, the timing, requirements and impact of such potential legislation including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time, but such legislation could have the potential for a significant financial and operational impact on KCP&L and GMO.  KCP&L and GMO would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

The following tables contain current estimates of Great Plains Energy’s and KCP&L’s capital expenditures (exclusive of AFUDC and property taxes) to comply with the current version of the Clean Air Interstate Rule (CAIR), and BART, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to project what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimates provided in the following tables.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Great Plains Energy
Clean Air Estimated Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$417	-	443		$-		$417	-	443
Incremental BART	245	-	424	654	-	797	899	-	1,221
Less: expenditures through December 31, 2008		(412)			-			(412)
Estimated remaining required environmental expenditures	$250	-	455	$654	-	797	$904	-	1,252

KCP&L
Clean Air Estimated Environmental Expenditures (b)	Missouri			Kansas			Total
	(millions)
CAIR	$330	-	350		$-		$330	-	350
Incremental BART	148	-	311	625	-	764	773	-	1,075
Less: expenditures through December 31, 2008		(257)			-			(257)
Estimated remaining required environmental expenditures	$221	-	404	$625	-	764	$846	-	1,168
(a) The amounts include KCP&L's and GMO's portion of the cost of projects at jointly-owned units.
(b) The amounts include KCP&L's portion of the cost of projects at jointly-owned units.

The potential capital costs of the Collaboration Agreement provisions relating to NOx, sulfuric acid mist, SO2 and particulate emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed above.  However, the tables do not reflect potential costs relating to other laws, including potential laws regarding the control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  The tables do not reflect the non-capital costs KCP&L and GMO incur on an ongoing basis to comply with environmental laws, which may in the future increase due to the implementation of the Comprehensive Energy Plan and KCP&L’s and GMO’s ongoing compliance with current or future environmental laws.  For instance, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L continues to evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Interstate Rule
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions is set to be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps are scheduled to become effective January 1, 2015.  KCP&L’s and GMO’s fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  The EPA and others sought rehearing of the Court’s decision.  On December 23, 2008, the Court denied all petitions for rehearing and issued an order remanding CAIR to the EPA to revise the rule consistent with its July 2008 order.  The CAIR thus remains in effect pending future EPA or court action.

EPA’s future revisions to CAIR could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading, or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known, any of which could significantly increase compliance costs, including the capital expenditures noted in the preceding tables.  Great Plains Energy and KCP&L cannot predict the outcome of the EPA’s revisions to CAIR, but such revisions could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

KCP&L and GMO expect to meet the emissions reductions required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.  CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At December 31, 2008, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 94,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At December 31, 2008, GMO had accumulated unused SO2 emission allowances sufficient to support just over 32,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.

Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations may be achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, an interim status report was completed in 2008 to update progress on underlying studies.  An assessment of the potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units will be completed in 2009.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an interest, and KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar’s Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Depending on how and when the EPA revises CAIR in response to the court’s order, the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.  Neither Missouri nor Kansas has received EPA approval for their BART plans.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010, and has done so.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  In May 2008, KCP&L received a subpoena from a federal grand jury seeking documents relating to capital projects at Iatan No. 1.  KCP&L expects to complete the delivery of responsive documents by early March 2009.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities or possible civil or administrative proceedings regarding capital projects at Iatan No. 1 and other coal units cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

In January 2004, Westar Energy, Inc. (Westar) received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center is a coal-fired plant located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  On February 4, 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  At this time (although no settlement has been reached), it is possible that Westar could be required to make significant capital and other expenditures to install and operate new emission control systems at the Jeffrey Energy Center, surrender emission allowances, interrupt or shut-down operations at the Jeffrey Energy Center, apply for new or modified permits, audit Jeffrey Energy Center operations, otherwise mitigate any harm to public health and the environment resulting from the alleged violations, and pay a civil penalty of up to $37,500 per day for each violation.

The ultimate outcome of any of the above matters cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulated mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the Clean Air Act.  In February 2008, a court vacated and remanded CAMR back to the EPA and the rule is effectively void.  In May 2008, petitions for rehearing of the matter by the full court were denied.  Petitions for review by the Supreme Court were filed by the EPA and an industry group.  In February 2009, the Supreme Court denied the industry group’s petition for review and the EPA withdrew is petition for review.  It is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury emissions.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.  In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the CAMR was effective are subject to a new source MACT determination on a case-by-case basis.  This is an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and contemporaneously promulgated rule removing EGUs from MACT requirements.  Iatan No. 2 is an affected EGU.  It is currently not known how this memorandum will impact the permitting requirements for Iatan Station, but it is possible a MACT determination may be required and may ultimately impose additional emission control equipment and permit limits.  The estimated required environmental expenditures presented in the tables above do not reflect any amounts for compliance with the vacated CAMR or possible MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Greenhouse Gases
Many bills concerning the reduction of emissions of greenhouse gases, including CO2, are being debated at the federal and state levels, and some initial steps toward definitive regulation have been taken, all with various compliance dates and reduction strategies.  At the federal level, it is anticipated that due to the outcome of the 2008 election, additional greenhouse gas bills will be introduced in Congress and legislation ultimately enacted, but when and to what extent such legislation will regulate CO2 cannot be determined at this time.  Even if there are no new Congressional mandates, the EPA is considering several issues which may lead to increased regulation of greenhouse gases under the existing Clean Air Act.  First, the U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if the EPA forms a judgment that such emissions contribute to climate change.  If the EPA forms such a judgment, as currently anticipated, it may ultimately regulate other sources of CO2, which may include KCP&L and GMO facilities.  In July 2008, the EPA issued an advance notice of proposed rulemaking seeking public comment on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  In December 2008, the EPA issued an interpretive memo declaring that CO2 is not currently subject to regulation under the Federal Prevention of Significant Deterioration (PSD) permit program; although, this will not prevent PSD regulation of CO2 if the EPA promulgates regulations establishing Clear Air Act emission limitations or standards for CO2.  In addition, the EPA announced in February 2009 that it plans to reconsider the interpretive memo and publish a related notice of rulemaking in the near future.  The EPA’s reconsideration of the memo may result in a differing interpretation of the Clean Air Act and PSD requirements.  At the state level, the governor of Kansas supports mandatory renewable energy portfolio standards, and bills that would establish such standards have been introduced in the 2009 Kansas Legislature.  The KDHE has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  In the November 2008 Missouri general election, voters passed an initiative requiring at least 2% of the electricity generated by Missouri investor-owned utilities (including KCP&L and GMO) to come from renewable resources, such as wind, solar, biomass and hydropower by 2011 and that 15% come from such sources by 2021.  Additionally, in November 2007, governors from six Midwestern states, including Kansas and Missouri, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.  Approximately 2% of KCP&L’s 2009 generation is expected to come from wind generation.

Greenhouse gas regulation has the potential for a significant financial and operational impact on KCP&L and GMO in connection with achieving compliance with limits that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of relevant bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

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

By March 2009, states are required to make recommendations for areas to be designated attainment and nonattainment.  The Missouri Department of Natural Resources (MDNR) and KDHE have issued draft determinations that the Kansas City area is a nonattainment area.  By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans outlining how states will reduce ozone to meet the standards in nonattainment areas.  Although the impact on KCP&L’s and GMO’s operations will not be known until after the final nonattainment designations and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to MDNR in June 2007.  MDNR conducted its own BACT analysis and determined the final emission limit in October 2008.  Management believes the final emission limit is achievable based on emission guarantees associated with the currently proposed emission control equipment for Iatan Nos. 1 and 2.

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

Environmental Remediation
Some federal and state laws hold current and previous owners or operators of real property, and any person who arranges for the disposal or treatment of hazardous substances at a property, liable for the costs of cleaning up contamination at or migrating from such real property, even if they did not know of and were not responsible for such contamination.  Certain such laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyls (PCBs), and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At December 31, 2008 and 2007, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers ground water monitoring at a former MGP site.  At December 31, 2008, Great Plains Energy had $0.5 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.5 million accrual above, at December 31, 2008, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  There are also additional costs that are considered to be less likely but still “reasonably possible” to be incurred at these sites.  Based upon the results of studies at these sites and knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed the estimate by approximately $1.3 million.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

GMO has pursued recovery from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.1 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

Contractual Commitments
Great Plains Energy’s and KCP&L’s expenses related to lease commitments are detailed in the following table.

	2008	2007	2006
	(millions)
KCP&L	$18.1	$17.3	$17.6
Great Plains Energy (a)	20.7	18.6	18.9
(a) Includes insignificant amounts related to discontinued operations.

Great Plains Energy’s and KCP&L’s contractual commitments at December 31, 2008, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2009	2010	2011	2012	2013	After 2013	Total
Lease commitments	(millions)
Operating lease	$18.3	$16.7	$15.9	$15.6	$14.2	$167.3	$248.0
Capital lease	0.2	0.3	0.3	0.3	0.3	5.4	6.8
Purchase commitments
Fuel	186.2	170.8	90.6	74.6	84.9	147.7	754.8
Purchased capacity	33.5	29.6	19.9	14.1	13.1	11.7	121.9
Comprehensive Energy Plan	376.2	74.3	-	-	-	-	450.5
Non-regulated natural gas
transportation	5.5	5.5	5.0	2.6	2.6	8.2	29.4
Other	70.3	27.4	13.4	7.5	7.3	37.1	163.0
Total contractual commitments	$690.2	$324.6	$145.1	$114.7	$122.4	$377.4	$1,774.4

KCP&L
	2009	2010	2011	2012	2013	After 2013	Total
Lease commitments	(millions)
Operating lease	$14.0	$13.1	$12.3	$12.0	$12.0	$155.8	$219.2
Capital lease	0.2	0.2	0.2	0.2	0.2	3.4	4.4
Purchase commitments
Fuel	126.7	127.8	72.0	57.4	67.7	147.7	599.3
Purchased capacity	8.6	6.3	4.7	4.7	3.7	7.2	35.2
Comprehensive Energy Plan	376.2	74.3	-	-	-	-	450.5
Other	64.1	24.4	10.4	4.5	4.3	21.8	129.5
Total contractual commitments	$589.8	$246.1	$99.6	$78.8	$87.9	$335.9	$1,438.1

Great Plains Energy has sublease income of $4.9 million for the years 2009-2013 and $0.5 million in total thereafter.  Lease commitments end in 2032.  Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($18.2 million total) of the amounts included in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation and natural gas.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2009 through 2011, $6.9 million in 2012 and $1.6 million in 2013.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

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

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  In the third quarter of 2008, KCP&L received approximately $3 million for reparations and interest for 2006 coal deliveries, which was recorded as a regulatory liability to be refunded to retail customers.  Reparations for subsequent periods cannot be calculated at this time because actual costs for the period have not been finalized.  Union Pacific did not appeal the decision.

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

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8.1 million in refunds.  MPS Merchant estimates that it is entitled to an additional $14 million in refunds under the standards FERC has used in this case.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  If FERC ultimately includes that period, MPS Merchant could be found to owe refunds.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  In addition, FERC initiated a docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  The City of Seattle has claimed that MPS Merchant owes the city a $4.1 million refund.  The ultimate outcome of these matters cannot be predicted.

On October 6, 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.

GMO South Harper Peaking Facility
GMO constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri.  Cass County and local residents filed suit claiming that county approval was required to construct the project.  In April 2008, GMO entered into an agreement with Cass County pursuant to which it filed and Cass County approved a land use application for the South Harper facilities.  GMO entered into a final settlement agreement with the members of StopAquila.org, an unincorporated association of approximately 100 individuals who opposed the facilities, and has settled all seven of the original private lawsuits filed by Cass County residents alleging that the facilities constitute a public and private nuisance.  In August 2008, a law took effect that grants the MPSC the authority to retroactively approve the development and construction of the South Harper facilities.  GMO has filed an application with the MPSC and reached a stipulation and agreement with the parties.  The stipulation and agreement is pending MPSC decision.

GMO Coal Supply Litigation
In the spring of 2005, one of GMO’s coal suppliers, C.W. Mining, terminated a long-term, fixed price coal supply agreement allegedly because of a force majeure event.  GMO incurred significant costs procuring replacement coal and disputed that the supplier was entitled to terminate the contract.  GMO filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007.  On October 29, 2007, the United States District Court for the District of Utah, Central Division held that C.W. Mining's performance under the coal contract was not excused by a force majeure event and awarded GMO $24.8 million in damages.  In order to preserve and recover on its claim, on January 8, 2008, GMO participated in the filing of an involuntary Chapter 11 bankruptcy petition against C.W. Mining in the United States Bankruptcy Court in Salt Lake City, Utah.  In September 2008, the Bankruptcy Court granted GMO’s motions for partial summary judgment, effectively putting C.W. Mining into bankruptcy.  In July 2008, parties affiliated with C.W. Mining filed suit against GMO, alleging that GMO’s efforts to collect on its judgment constituted conversion, abuse of process, intentional interference with economic relations and civil conspiracy, asserting $217 million in damages and requesting punitive damages.  In October 2008, the plaintiffs dismissed this suit without prejudice.  The underlying judgment was affirmed by the 10th Circuit Court of Appeals on November 7, 2008.  On November 11, 2008, GMO’s Motion to Appoint a Trustee was granted.

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

18.	GUARANTEES

In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees and indemnification of letters of credit.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  At December 31, 2008, Great Plains Energy has provided $1,144.6 million of credit support for certain subsidiaries as follows:

•	Great Plains Energy letters of credit totaling $4.0 million to KCP&L counterparties, which expire in 2009,

•	Great Plains Energy direct guarantees to GMO counterparties totaling $88.9 million, which expire in 2009,

•	Great Plains Energy letters of credit totaling $30.9 million to GMO counterparties, which expire in 2009, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $1,020.8 million, which includes debt with maturity dates ranging from 2009-2023.

At December 31, 2008, KCP&L had guaranteed, with a maximum potential of $1.9 million, energy savings under an agreement with a customer that expires over the next two years.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

19.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L and GMO receive various support and administrative services from Services.  These services are billed at cost, based on payroll and other expenses, incurred by Services for the benefit of KCP&L and GMO.  These costs totaled $13.0 million, $14.9 million and $18.5 million for 2008, 2007 and 2006, respectively, for KCP&L and $2.4 million in 2008 for GMO.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  In December 2008, employees and assets of Services were transferred to KCP&L.  KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $41.0 million since the July 14, 2008, acquisition of GMO.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  At December 31, 2007, KCP&L’s balance sheet reflects a note payable from HSS to Great Plains Energy of $0.6 million.  The following table summarizes KCP&L’s related party receivables and payables.

	December 31
	2008	2007
	(millions)
Receivable from GMO	$23.7	$-
Receivable (payable) from/to Great Plains Energy	(1.2)	10.5
Payable to MPS Merchant	(3.4)	-
Receivable (payable) from/to Services	4.8	(1.8)
Deferred credits - other - payable to Services	-	(1.5)

20.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of an internal risk management committee.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the NPNS election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS were designed to effectively remove most of the interest rate uncertainty and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the GMO acquisition and treated as an economic hedge.  Due to a change in financing plans, during the second quarter of 2008, Great Plains Energy redesignated the FSS from an economic hedge (non-hedging derivative) to a cash flow hedge.  Prior to the redesignation, the change in the fair value of the FSS increased interest expense by $9.2 million year to date June 30, 2008.  Subsequent to the redesignation, the FSS are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  No ineffectiveness has been recorded on the FSS since June 30, 2008.  Due to another change in financing plans, Great Plains Energy assigned the FSS to KCP&L.  The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In the first quarter of 2008, KCP&L issued $350.0 million 10-year long-term debt and the T-Locks settled simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense for 2008 includes a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  In 2008, $3.3 million of the loss has been reclassified from OCI to interest expense.  At December 31, 2008, KCP&L had $35.8 million recorded in accumulated OCI for the T-Locks.

In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on an anticipated $100.0 million 10-year long-term debt issuance.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated and the resulting $0.1 million loss was recorded to interest expense as cash flow ineffectiveness.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2008, KCP&L has hedged 31% and 3%, respectively, of its 2009 and 2010 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At December 31, 2008, KCP&L has hedged 15% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.

GMO’s price risk policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  This program extends multiple years and the mark-to-market value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power in 2008 through 2010.  At December 31, 2008, GMO had financial contracts in place to hedge approximately 65% and 4% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2009 and 2010, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that these contracts would be recognized into the cost of sales when they settle.  The settlement cost is a component of the energy cost included in GMO’s Missouri fuel adjustment clause.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	December 31
	2008		2007
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$0.7	$(0.2)	$5.5	$0.7
Non-hedging derivatives	46.2	(7.4)	-	-
Forward contracts
Cash flow hedges	4.5	0.6	1.4	-
Non-hedging derivatives	317.3	7.8	-	-
Option contracts
Non-hedging derivatives	28.2	0.2	-	-
Anticipated debt issuance
Forward starting swap	250.0	(80.1)	-	-
Treasury lock	-	-	350.0	(28.0)
Non-hedging derivatives	-	-	250.0	(16.4)
KCP&L
Swap contracts
Cash flow hedges	0.7	(0.2)	5.5	0.7
Forward contracts
Cash flow hedges	4.5	0.6	1.4	-
Anticipated debt issuance
Forward starting swap	250.0	(80.1)	-	-
Treasury lock	-	-	350.0	(28.0)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2008	2007	2008	2007
	(millions)
Current assets	$13.7	$14.6	$13.7	$14.6
Current liabilities	(94.6)	(31.0)	(90.5)	(26.6)
Deferred income taxes	31.5	6.2	29.9	4.5
Assets of discontinued operations	-	31.0	-	-
Liabilities of discontinued operations	-	(16.9)	-	-
Deferred income taxes, included in assets
and liabilities of discontinued operations	-	(5.8)	-	-
Total	$(49.4)	$(1.9)	$(46.9)	$(7.5)

Great Plains Energy’s accumulated OCI in the table above at December 31, 2008, includes $3.9 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $3.2 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	2008	2007	2006
Great Plains Energy	(millions)
Fuel expense	$(2.3)	$-	$-
Interest expense	2.8	(0.4)	(0.4)
Income taxes	(0.2)	0.1	0.2
Income (loss) from discontinued operations
Purchased power expense	(106.1)	83.7	54.6
Income taxes	43.8	(34.2)	(22.6)
OCI	$(62.0)	$49.2	$31.8
KCP&L
Fuel expense	$(2.3)	$-	$-
Interest expense	2.5	(0.6)	(0.4)
Income taxes	-	0.2	0.2
OCI	$0.2	$(0.4)	$(0.2)

21.	FAIR VALUE MEASUREMENTS

Great Plains Energy and KCP&L adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The statement does not require any new fair value measurements but provides guidance on how to measure fair value when required.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.

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

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s various exchange traded derivative instruments and equity and certain U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and debt securities and certain U.S. Agency securities within KCP&L’s decommissioning trust fund GMO’s SERP rabbi trust fund.

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

The following table includes Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008.

			Fair Value Measurements Using
Description	December 31 2008	FIN No. 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.6	$-	$-	$0.6	$-
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
Total	95.8	-	52.9	36.1	6.8
Liabilities
Derivative instruments (a)	80.3	-	-	80.3	-
Total	$80.3	$-	$-	$80.3	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$17.2	$(0.7)	$3.2	$10.9	$3.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	23.9	(0.7)	3.4	17.4	3.8
Liabilities
Derivative instruments (a)	5.9	(11.4)	10.1	7.2	-
Total	$5.9	$(11.4)	$10.1	$7.2	$-
Great Plains Energy
Assets
Derivative instruments (a)	$17.8	$(0.7)	$3.2	$11.5	$3.8
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	119.7	(0.7)	56.3	53.5	10.6
Liabilities
Derivative instruments (a)	86.2	(11.4)	10.1	87.5	-
Total	$86.2	$(11.4)	$10.1	$87.5	$-

(a) The fair value of derivative instruments is estimated using market quotes, net of estimated credit risk. Upon adoption of
SFAS No. 157, the Company's own credit risk has been incorporated into the valuation of derivative liabilities.
This had no impact to Great Plains Energy or KCP&L.
(b) Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include cash and cash equivalents, which are not subject to the fair value requirements of SFAS No. 157.
(c) Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.
At December 31, 2008, Great Plains Energy netted $10.7 million of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	KCP&L	Other Great Plains Energy	Great Plains Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(1.0)	-	(1.0)
Included in non-operating income	-	(1.8)	(1.8)
Purchase, issuances, and settlements	(2.5)	(1.0)	(3.5)
Transfers in and/or out of Level 3	3.8	(16.4)	(12.6)
Discontinued operations	-	(6.0)	(6.0)
Balance December 31, 2008	$6.8	$3.8	$10.6

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at December 31, 2008	$-	$(2.3)	$(2.3)

KCP&L’s level 3 activity consists of mortgage-backed securities held by KCP&L’s decommissioning trust fund.  Other Great Plains Energy’s level 3 activity consists almost entirely of forward physical derivative instruments held by MPS Merchant.

SFAS No. 157 is not yet effective for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  The effective date for these measurements has been delayed by FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” to January 1, 2009, and interim periods within that fiscal year.  Management has evaluated the impact of adoption to those nonfinancial assets and liabilities delayed by FSP SFAS No. 157-2 and has determined there is no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In January 2008, the FASB proposed FSP SFAS No. 157-c, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the first quarter of 2009.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the application of fair value measurement in an inactive market and was effective upon issuance.  Management has evaluated the FSP and determined there is no significant impact to the Company’s fair value measurement processes.

22.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy	2008	2007	2006
Current income taxes	(millions)
Federal	$(21.0)	$44.3	$59.2
State	1.1	6.5	0.9
Total	(19.9)	50.8	60.1
Deferred income taxes
Federal	3.3	22.5	(7.2)
State	40.8	1.3	(3.8)
Total	44.1	23.8	(11.0)
Noncurrent income taxes (a)
Federal	(0.6)	(0.7)	-
State	(1.0)	(0.9)	-
Total	(1.6)	(1.6)	-
Investment tax credit
Deferral	74.2	-	-
Amortization	(1.8)	(1.5)	(1.2)
Total	72.4	(1.5)	(1.2)
Total income tax expense	95.0	71.5	47.9
Less: taxes on discontinued operations
Current tax expense	25.8	5.4	16.3
Deferred tax expense (benefit)	4.5	21.4	(28.7)
Noncurrent income tax expense (benefit)	0.9	(0.2)	-
Income tax expense on continuing operations	$63.8	$44.9	$60.3

KCP&L	2008	2007	2006
Current income taxes	(millions)
Federal	$(8.0)	$38.7	$49.3
State	4.5	4.4	4.8
Total	(3.5)	43.1	54.1
Deferred income taxes
Federal	(38.4)	17.7	15.6
State	30.9	2.0	1.8
Total	(7.5)	19.7	17.4
Noncurrent income taxes (a)
Federal	(1.7)	(1.7)	-
State	(0.3)	(0.3)	-
Total	(2.0)	(2.0)	-
Investment tax credit
Deferral	74.2	-	-
Amortization	(1.4)	(1.5)	(1.2)
Total	72.8	(1.5)	(1.2)
Total	$59.8	$59.3	$70.3
(a) For 2008 and 2007, this includes amounts recognized under FIN No. 48. Tax contingency reserves for 2006 are included in current income tax expense.

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2008	2007	2006	2008	2007	2006
	(millions)
Federal statutory income tax	$64.2	$58.0	$68.9	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(5.4)	2.0	(0.3)	(2.9)	1.2	(0.2)
Amortization of investment tax credits	(1.8)	(1.5)	(1.2)	(1.0)	(0.9)	(0.6)
Federal income tax credits	(10.2)	(7.9)	(9.3)	(5.6)	(4.8)	(4.7)
State income taxes	3.2	(0.1)	2.3	1.8	(0.1)	1.2
Rate change on deferred taxes	19.3	-	-	10.5	-	-
Changes in uncertain tax positions, net (a)	0.1	0.6	0.8	0.1	0.3	0.4
GMO transaction costs	(1.9)	(3.7)	-	(1.0)	(2.2)	-
Other	(3.7)	(2.5)	(0.9)	(2.1)	(1.5)	(0.5)
Total	$63.8	$44.9	$60.3	34.8%	27.0%	30.6%

	Income Tax Expense			Income Tax Rate
KCP&L	2008	2007	2006	2008	2007	2006
	(millions)
Federal statutory income tax	$64.7	$75.6	$76.9	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(5.2)	2.0	(0.3)	(2.8)	0.9	(0.2)
Amortization of investment tax credits	(1.4)	(1.5)	(1.2)	(0.8)	(0.7)	(0.6)
Federal income tax credits	(9.8)	(6.4)	(4.6)	(5.3)	(2.9)	(2.1)
State income taxes	3.8	4.7	5.5	2.1	2.2	2.5
Changes in uncertain tax positions, net (a)	(0.6)	(0.3)	0.6	(0.3)	(0.1)	0.3
Parent company tax benefits (b)	(6.7)	(12.0)	(4.7)	(3.6)	(5.6)	(2.1)
Rate change on deferred taxes	20.3	-	-	11.0	-	-
Other	(5.3)	(2.8)	(1.9)	(3.0)	(1.4)	(0.8)
Total	$59.8	$59.3	$70.3	32.3%	27.4%	32.0%
(a) For 2008 and 2007, this includes amounts recognized under FIN No. 48.
(b) The tax sharing between Great Plains Energy and its subsidiaries was modified on July 14, 2008. As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

SFAS No. 109, “Accounting for Income Taxes,” requires companies to adjust deferred tax assets and liabilities to reflect tax rates that are anticipated to be in effect when timing differences reverse.  Due to the sale of Strategic Energy during the second quarter of 2008, the composite tax rate for the companies is expected to increase as a result of the change in composition of states that Great Plains Energy conducts business.  Therefore, deferred tax assets and liabilities have been adjusted to reflect the expected increase in the composite tax rate.  The impact of the increase in the composite tax rate on deferred tax assets and liabilities resulted in tax expense for Great Plains Energy and KCP&L of $19.3 million and $20.3 million, respectively, at December 31, 2008.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2008	2007	2008	2007
Current deferred income taxes	(millions)
Net operating loss carryforward	$26.2	$-	$-	$-
Other	5.9	3.6	4.9	3.4
Net current deferred income tax asset before
valuation allowance	32.1	3.6	4.9	3.4
Valuation allowance	(3.5)	-	-	-
Net current deferred income tax asset	28.6	3.6	4.9	3.4
Noncurrent deferred income taxes
Plant related	(775.2)	(573.7)	(599.3)	(573.7)
Income taxes on future regulatory recoveries	(122.5)	(66.5)	(71.6)	(66.5)
Derivative instruments	44.1	12.3	40.0	4.5
Pension and postretirement benefits	(6.9)	(23.3)	(9.9)	(25.8)
SO2 emission allowance sales	32.4	33.4	34.6	33.4
Fuel clause adjustments	(20.4)	-	(0.6)	-
Transition costs	(18.2)	-	(11.4)	-
Tax credit carryforwards	140.3	19.2	36.4	-
Long-term debt fair value adjustment	45.3	-	-	-
Capital loss carryforwards	49.7	-	-	-
Net operating loss carryforward	315.2	0.4	-	-
Other	1.4	(9.4)	(14.4)	(14.1)
Net noncurrent deferred tax liability before
valuation allowance	(314.8)	(607.6)	(596.2)	(642.2)
Valuation allowance	(72.3)	(0.4)	-	-
Net noncurrent deferred tax liability	(387.1)	(608.0)	(596.2)	(642.2)
Net deferred income tax liability	$(358.5)	$(604.4)	$(591.3)	$(638.8)

	Great Plains Energy		KCP&L
December 31	2008	2007	2008	2007
	(millions)
Gross deferred income tax assets	$955.9	$222.3	$460.3	$183.0
Gross deferred income tax liabilities	(1,314.4)	(826.7)	(1,051.6)	(821.8)
Net deferred income tax liability	$(358.5)	$(604.4)	$(591.3)	$(638.8)

Tax Credit Carryforwards
At December 31, 2008, Great Plains Energy and KCP&L had $37.3 million and $36.4 million, respectively, of federal general business income tax credit carryforwards.  These credits relate primarily to Advanced Coal Investment Tax Credits and expire in years 2021 to 2028.  Approximately $0.5 million of these credits are related to Low Income Housing credits that were acquired from GMO.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects these credits to expire unutilized and has provided a valuation allowance against $0.5 million of the federal income tax benefit as discussed below.

At December 31, 2008, Great Plains Energy had $87.4 million of federal alternative minimum tax credit carryforwards that were acquired from GMO.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2008 and 2007, Great Plains Energy had $15.9 million and $19.2 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the affordable housing investment portfolio, and the carryforwards expire in years 2010 to 2013.  Management expects these credits will be fully utilized within the carryforward period.

Capital Loss Carryforwards
At December 31, 2008, after implementation of FIN No. 48, Great Plains Energy had approximately $49.7 million of tax benefits related to capital loss carryforwards that were acquired from GMO.  The benefits from the capital loss carryforwards expire in 2009.  These capital losses were treated as ordinary losses on filed income tax returns.  The tax benefits from the ordinary losses on the returns as filed are included in unrecognized tax benefits for net operating loss carryforwards discussed below.  If the unrecognized tax benefits from the net operating loss carryforwards are recognized, then the entire amount of recognized tax benefits from capital loss carryforwards will be reduced to zero.  Management has provided a full valuation allowance for the $49.7 million of tax benefits related to capital loss carryforwards.  Thus, any changes to unrecognized tax benefits impacting capital loss carryforwards will have an offsetting impact on the related valuation allowance.

Net Operating Loss Carryforwards
At December 31, 2008, after implementation of FIN No. 48, Great Plains Energy had $295.2 million of tax benefits related to federal net operating loss (NOL) carryforwards that were acquired from GMO.  The tax benefits for NOLs originating in 1999 are $0.4 million, $86.1 million originating in 2003, $104.7 million originating in 2004, $74.1 million originating in 2005, and $82.3 originating in 2006.  Great Plains Energy estimates that $52.4 million of federal tax liability related to 2008 will offset tax benefits from the 2003 NOL.  The federal NOL carryforwards expire in years 2019 to 2026.  Management expects to utilize all of these NOL carryforwards before they expire.

In addition, after implementation of FIN No. 48, Great Plains Energy also had deferred tax benefits of $46.2 million related to state NOLs as of December 31, 2008, $44.8 million of which were acquired from GMO.  Management does not expect to utilize $25.6 million of NOLs in tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $25.6 million of state tax benefits, as discussed below.

If unrecognized tax benefits from federal and state NOLs are recognized, management expects that a valuation allowance will be needed for a portion of the tax benefits due to federal and state limitations on the utilization of income tax attributes acquired from GMO.  It is reasonably possible that this valuation allowance will be recorded in 2009 and is expected to be recorded to the statement of operations in accordance with guidance in SFAS No. 141(revised 2007) “Business Combinations”.  The estimated valuation allowance adjustment is $56.0 million.

Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy’s control.  As a result of this assessment, Great Plains Energy has established a full valuation allowance against tax benefits from capital loss carryforwards, a partial valuation allowance for state tax NOL carryforwards, and a partial valuation allowance for tax credit carryforwards.

During 2008, $0.9 million of tax expense was recorded in continuing operations primarily related to a portion of the valuation allowance against state NOL carryforwards.  The remaining valuation allowances against capital loss carryforwards, state NOL carryforwards, and general business credits were acquired from GMO and were recorded as a part of the purchase accounting entries impacting goodwill.

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with FIN No. 48.  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before tax benefits can be recognized in the financial statements.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized a $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits that was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.

At December 31, 2008 and 2007, Great Plains Energy had $97.3 million and $21.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $80.2 million at December 31, 2008, and $3.6 million at December 31, 2007, is expected to impact the effective tax rate if recognized.  The $75.4 million increase in unrecognized tax benefits is primarily due to an increase of $77.0 million for unrecognized tax benefits acquired in the acquisition of GMO offset by a decrease of $8.5 million for unrecognized tax benefits due to the Joint Committee on Taxation approval on July 31, 2008, of the audit for the 2000-2003 tax years.

At December 31, 2008 and 2007, KCP&L had $17.6 million and $19.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $1.2 million at December 31, 2008, and $1.3 million at December 31, 2007, is expected to impact the effective tax rate if recognized.  The $2.0 million decrease in unrecognized tax benefits is primarily due to a decrease of $7.5 million of unrecognized tax benefits due to the Joint Committee on Taxation approval of the audit for the 2000-2003 tax years.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	2008	2007	2008	2007
	(millions)
Balance at January 1	$21.9	$23.5	$19.6	$21.6
Additions for current year tax positions	5.3	4.1	3.8	2.9
Additions for prior year tax positions	2.6	0.1	2.6	0.1
Additions for GMO prior year tax positions	77.0	-	-	-
Reductions for prior year tax positions	(0.8)	(5.0)	(0.7)	(4.9)
Settlements	(8.5)	-	(7.5)	-
Statute expirations	(0.2)	(0.8)	(0.2)	(0.1)
Balance at December 31	$97.3	$21.9	$17.6	$19.6

With the adoption of FIN No. 48, Great Plains Energy and KCP&L elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  In 2008, Great Plains Energy and KCP&L recognized a reduction of $6.6 million and $1.7 million, respectively, of interest expense related to unrecognized tax benefits.  The reduction in interest expense for both Great Plains Energy and KCP&L is related to the Joint Committee on Taxation approval of the audit for the 2000-2003 tax years.  In 2007, Great Plains Energy and KCP&L recognized an increase of interest expense of $2.0 million and $1.0 million, respectively.  At December 31, 2008 and 2007, accrued interest related to unrecognized tax benefits for Great Plains Energy was $2.6 million and $8.4 million, respectively.  KCP&L had accrued interest related to unrecognized tax benefits of $1.7 million and $3.4 million at December 31, 2008 and 2007, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits are insignificant.

In January 2009, the Company agreed to IRS audit adjustments for the Great Plains Energy and subsidiaries 2004 tax year and the GMO and subsidiaries 2003 and 2004 tax years.  As a result of the Great Plains Energy agreement, the amount of unrecognized tax benefits that will be recognized in the first quarter of 2009 is $2.1 million for Great Plains Energy and KCP&L.  The IRS audit adjustments and agreement for GMO 2003 and 2004 tax years must be approved by the Joint Committee on Taxation.  The Joint Committee on Taxation is expected to make a decision on its approval before the statute of limitations for 2003 to 2004 is scheduled to expire on December 31, 2009.  If the agreement is approved, Great Plains Energy expects to recognize $74.5 million of unrecognized tax benefits offset by a $56.0 million increase in the valuation allowance for NOLs, and a $2.5 million decrease in deferred income tax assets, which is estimated to result in a $16.0 million increase in net income.  The Company also estimates that it is reasonably possible that $5.2 million for Great Plains Energy and $3.8 million for KCP&L of unrecognized tax benefits will reverse in the next twelve months due statute expirations or settlement agreements with tax authorities.

Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.  The IRS audit agreement for GMO for the 2003 and 2004 tax year remains subject to Joint Committee on Taxation approval and the IRS has commenced an audit of Great Plains Energy in its subsidiaries for the 2006 tax year.  This audit is expected to be completed by the end of 2009.

Advanced Coal Credit
On April 28, 2008, KCP&L was notified that its application filed in 2007 for $125.0 million in advanced coal investment tax credits (ITC) was approved by the IRS.  The credit is based on the amount of expenses incurred on the construction of Iatan No. 2.  Additionally, in order to meet the advanced clean coal standards and avoid forfeiture and/or the recapture of tax credits in the future, KCP&L must meet or exceed certain environmental performance standards for at least five years once the plant is placed in service.  As a result, Great Plains Energy and KCP&L recognized federal tax benefits related to costs incurred to date on the plant of $74.2 million at December 31, 2008.  However, tax laws require the companies to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized deferred ITC expense of $74.2 million for 2008.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

23.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  For periods prior to 2008, the electric utility segment is the same as the previously reported KCP&L segment.  Other includes GMO activity other than its regulated utility operations, HSS, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  GMO is only included from the date of acquisition, July 14, 2008, through December 31, 2008.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

	Electric		Great Plains
2008	Utility	Other	Energy
	(millions)
Operating revenues	$1,670.1	$-	$1,670.1
Depreciation and amortization	(235.0)	-	(235.0)
Interest charges	(96.9)	(14.4)	(111.3)
Income taxes	(70.9)	7.1	(63.8)
Loss from equity investments	-	(1.3)	(1.3)
Discontinued operations	-	35.0	35.0
Net income	143.1	11.4	154.5

	Electric		Great Plains
2007	Utility	Other	Energy
	(millions)
Operating revenues	$1,292.7	$-	$1,292.7
Depreciation and amortization	(175.6)	-	(175.6)
Interest charges	(67.2)	(24.7)	(91.9)
Income taxes	(59.3)	14.4	(44.9)
Loss from equity investments	-	(2.0)	(2.0)
Discontinued operations	-	38.3	38.3
Net income	156.8	2.4	159.2

	Electric		Great Plains
2006	Utility	Other	Energy
	(millions)
Operating revenues	$1,140.4	$-	$1,140.4
Depreciation and amortization	(152.7)	-	(152.7)
Interest charges	(60.9)	(9.2)	(70.1)
Income taxes	(71.6)	11.3	(60.3)
Loss from equity investments	-	(1.9)	(1.9)
Discontinued operations	-	(9.1)	(9.1)
Net income (loss)	149.6	(22.0)	127.6

	Electric Utility			Great Plains
		Other	Eliminations	Energy
2008	(millions)
Assets	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9
2007
Assets (b)	$4,290.7	$551.2	$(9.8)	$4,832.1
Capital expenditures (a)	511.5	4.4	-	515.9
2006
Assets (b)	$3,858.0	$501.5	$(0.6)	$4,358.9
Capital expenditures (a)	476.0	4.1	-	480.1
(a) Includes capital expenditures from discontinued operations of $0.8 million, $3.7 million and
$3.9 million for 2008, 2007 and 2006, respectively.
(b) Other includes assets of discontinued operations.

KCP&L
For 2008, KCP&L has one reportable segment, KCP&L, which is the same as the KCP&L registrant financial statements for 2008.  The following tables reflect summarized financial information concerning KCP&L’s reportable segment for 2007 and 2006.  For the periods prior to the January 2, 2008, transfer of HSS to KLT Inc., other included HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

			Consolidated
2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,292.7	$-	$1,292.7
Depreciation and amortization	(175.6)	-	(175.6)
Interest charges	(67.2)	-	(67.2)
Income taxes	(59.3)	-	(59.3)
Net income (loss)	156.8	(0.1)	156.7

			Consolidated
2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,140.4	$-	$1,140.4
Depreciation and amortization	(152.7)	-	(152.7)
Interest charges	(60.9)	(0.1)	(61.0)
Income taxes	(71.6)	1.3	(70.3)
Net income (loss)	149.6	(0.3)	149.3

			Consolidated
	KCP&L	Other	KCP&L
2007	(millions)
Assets	$4,290.7	$1.3	$4,292.0
Capital expenditures	511.5	-	511.5
2006
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures	476.0	-	476.0

24.	DISCONTINUED OPERATIONS

Strategic Energy
In 2007, Great Plains Energy retained Merrill Lynch & Co. as financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  Great Plains Energy received gross cash proceeds of $307.7 million, including the base purchase price of $300.0 million plus a working capital adjustment of $7.7 million.  In accordance with SFAS No. 144, Strategic Energy is reported as discontinued operations for the periods presented.

Under the terms of the purchase agreement with Direct Energy, Great Plains Energy indemnifies Direct Energy for various matters, including: breaches of representations, warranties and covenants; funds advanced by Strategic Energy to certain of its channel partners if such funds become uncollectible before December 2, 2009, (approximately $8 million, excluding commission offsets); and losses associated with litigation and other certain claims to the extent such losses exceed $7.5 million in the aggregate.  Great Plains Energy has reserved $2.0 million with respect to the indemnification obligations.

The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	2008	2007	2006
	(millions)
Revenues	$667.4	$1,974.4	$1,534.9

Income (loss) from operations before income taxes (a)	$182.4	$64.9	$(21.5)
Income (loss) on disposal before income taxes	(116.2)	-	-
Total income (loss) on discontinued operations
before income taxes	66.2	64.9	(21.5)
Income taxes	(31.2)	(26.6)	12.4
Income (loss) from discontinued operations,
net of income taxes	$35.0	$38.3	$(9.1)
(a)	For 2008, amount includes $189.1 million, of unrealized net gains related to derivative contracts.

The following table provides additional information regarding the net cash proceeds and loss on sale of Strategic Energy.

Sale of Strategic Energy
	(millions)
Net cash proceeds			$273.1
Income taxes on sale			34.6
Gross cash proceeds			307.7

Net assets of discontinued operations at December 31, 2007	$233.7
Intercompany liabilities not in discontinued operations	(3.0)
Income taxes on parent included in discontinued operations	6.2
Book value of investment in Strategic Energy at December 31, 2007		$236.9
Increase (decrease) to book value:
Net income (a)		187.8
Change in OCI		(14.2)
Equity contribution from parent		14.4
Distributions to parent		(3.0)
Book value of investment in Strategic Energy at June 2, 2008			421.9
Reserve for indemnification obligations			2.0

Loss on disposal before income taxes			$(116.2)
(a) Amount includes $189.1 million of unrealized net gains related to derivatives contracts.

Strategic Energy’s assets and liabilities of discontinued operations are summarized in the following table.

December 31
2007
Assets	(millions)
Cash	$43.1
Restricted cash	0.7
Receivables, net	261.4
Deferred income taxes	16.2
Derivative instruments	52.7
Nonutility property	6.8
Goodwill	88.1
Other	18.1
Total assets of discontinued operations	$487.1
Liabilities
Accounts payable	$165.1
Accrued taxes	10.8
Derivative instruments	38.2
Deferred income taxes	16.8
Other	22.5
Total liabilities of discontinued operations	$253.4
Net assets of discontinued operations	$233.7

25.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

Great Plains Energy’s and KCP&L’s share of jointly owned electric utility plants at December 31, 2008, is detailed in the following table.

Great Plains Energy
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan	Jeffrey
	Unit	Units	Unit	Unit	Common	Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$ 1,405.1	$ 397.1	$ 348.5	$ -	$ -	$ 110.8
Accumulated depreciation	732.9	273.8	253.1	-	-	72.6
Nuclear fuel, net	63.9	-	-	-	-	-
Construction work in progress	25.9	11.5	294.3	738.2	217.5	38.5
2009 accredited capacity-MWs	545	709	621	NA	NA	174

KCP&L
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan
	Unit	Units	Unit	Unit	Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$ 1,405.1	$ 397.1	$ 279.3	$ -	$ -
Accumulated depreciation	732.9	273.8	203.2	-	-
Nuclear fuel, net	63.9	-	-	-	-
Construction work in progress	25.9	11.5	225.4	567.3	175.5
2009 accredited capacity-MWs	545	709	494	NA	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.  KCP&L’s and GMO’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and KCP&L’s financial statements.

26.	NEW ACCOUNTING STANDARDS

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141(R).  This statement significantly changes how business combinations are accounted for in current practice.  Changes to current practice include, among other things, requiring all assets acquired and liabilities assumed in a business combination to be measured at fair value in accordance with SFAS No. 157 as of the acquisition date, an acquirer to expense transaction costs and equity securities issued as consideration in a business combination be recorded at fair value as of the acquisition date.  The provisions of this statement are effective for Great Plains Energy and KCP&L prospectively for business combinations occurring on or after January 1, 2009, except it requires the prospective application of the provisions related to income taxes to business combinations occurring in 2008.  Among the SFAS No. 141(R) provisions related to income taxes that are effective for the GMO acquisition, any adjustments to GMO’s deferred tax assets and uncertain tax position balances that occur after the measurement period, which is limited to a maximum of one year from the acquisition date, will be recorded as a component of income tax expense as required by the standard.  Management does not expect any other significant impacts on the acquisition of GMO as a result of this standard.

27.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2008	(millions, except per share amounts)
Operating revenue	$297.6	$335.0	$593.6	$443.9
Operating income	19.1	51.6	169.6	34.7
Income (loss) from continuing operations	(5.4)	13.2	104.7	7.0
Net income (loss)	47.5	(5.0)	105.0	7.0
Basic and diluted earnings (loss) per common share from
continuing operations	(0.07)	0.15	0.92	0.06
Basic and diluted earnings (loss) per common share	0.55	(0.06)	0.92	0.06
2007
Operating revenue	$255.7	$319.1	$416.0	$301.9
Operating income	9.7	65.1	121.7	60.0
Income (loss) from continuing operations	(3.7)	32.4	66.0	26.2
Net income	23.4	25.6	62.1	48.1
Basic and diluted earnings (loss) per common share from
continuing operations	(0.05)	0.37	0.77	0.30
Basic and diluted earnings per common share	0.28	0.29	0.72	0.56

	Quarter
KCP&L	1st	2nd	3rd	4th
2008	(millions)
Operating revenue	$297.6	$335.0	$423.7	$286.7
Operating income	29.4	52.5	127.9	28.3
Net income	17.0	7.9	83.9	16.4
2007
Operating revenue	$255.7	$319.1	$416.0	$301.9
Operating income	13.1	70.1	127.0	68.7
Net income	2.0	36.5	76.6	41.6

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

Due to the June 2008 sale of Strategic Energy discussed in Note 24, Strategic Energy is reported as discontinued operations in accordance with SFAS No. 144.  The following table provides information to reconcile Great Plains Energy’s 1st quarter 2008 operating results above to the amount originally reported.

	Previously		As
1st Quarter 2008	Reported	Adjustment	Adjusted
	(millions, except per share amounts)
Operating revenue	$825.4	$(527.8)	$297.6
Operating income	108.4	(89.3)	19.1
Income (loss) from continuing operations	47.5	(52.9)	(5.4)
Net income	47.5	-	47.5
Basic and diluted earnings (loss) per common share from
continuing operations	0.55	(0.62)	(0.07)
Basic and diluted earnings per common share	0.55	-	0.55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,88,106, and 132(R) on December 31, 2006. As discussed in Note 22 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting (which report did not include an assessment on the internal control over financial reporting at KCP&L Greater Missouri Operations).

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,88,106, and 132(R) on December 31, 2006. As discussed in Note 22 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2009

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2008.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Great Plains Energy excluded from its evaluation GMO’s internal control over financial reporting, which was acquired on July 14, 2008.  GMO’s total assets, revenues and net income constituted 33%, 20% and 8%, respectively, of Great Plains Energy’s consolidated financial statement amounts as of and for the year ended December 31, 2008.  Great Plains Energy will include GMO in its evaluation of the design and effectiveness of internal control over financial reporting as of December 31, 2009.

Management has concluded that, as of December 31, 2008, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on Great Plain’s Energy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at KCP&L Greater Missouri Operations (GMO), which was acquired on July 14, 2008.  GMO’s total assets, revenues and net income constituted 33%, 20%, and 8%, respectively, of the Great Plains Energy consolidated financial statement amounts as of and for the year ended December 31, 2008.  Accordingly, our audit did not include the internal control over financial reporting at GMO.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2009

ITEM 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.  Based upon these evaluations, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2008.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission.  Management has concluded that, as of December 31, 2008, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on KCP&L’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2009

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2009 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than April 30, 2009:

•	Information regarding the directors of Great Plains Energy required by this item is contained in the Proxy Statement sections titled “Election of Directors.”

•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is contained in the Proxy Statement section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Code of Ethics and the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance.”

Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 sections titled “Officers of Great Plains Energy” and “Officers of KCP&L”.

Great Plains Energy and KCP&L Code of Ethics
The Company has adopted a Code of Ethical Business Conduct (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries.  The Code is posted on the investor relations page of our Internet websites at www.greatplainsenergy.com and www.kcpl.com.  A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106.  Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the investor relations page of their Internet websites.

Other KCP&L Information
The other information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 11.  EXECUTIVE COMPENSATION

Great Plains Energy
The information required by this item contained in the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Independence – Compensation Committee Interlocks and insider Participation” of the Proxy Statement is incorporated by reference.

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

Equity Compensation Plans
The information required by this item regarding Great Plains Energy’s equity compensation plans is in Item 5. Market for the Registrants’ Common Equity and Related Shareholder Matters, of this report and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Great Plains Energy
The information required by this item contained in the section titled “Director Independence” and “Related Party Transactions” of the Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

GREAT PLAINS ENERGY
The information required by this item regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Ratification of Appointment of Independent Auditors” of the Proxy Statement is incorporated by reference.

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.  The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2008 and 2007 and for other services rendered during 2008 and 2007 on behalf of KCP&L and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2008	2007
Audit Fees	$ 1,086,087	$ 1,020,636
Audit-Related Fees	97,372	59,000
Tax Fees	32,561	36,689
All Other Fees	-	-
Total Fees	$ 1,216,020	$ 1,116,325

Audit Fees:  Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports.  Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm to KCP&L and its subsidiaries.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted for KCP&L and its subsidiaries policies and procedures for the pre-approval of services provided by the independent registered public accounting firm.  Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee.  Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service.  Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period.  The Audit Committee receives reports at each regular meeting regarding the pre-approved services performed by the independent auditor.  The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
Great Plains Energy		Page No.
a.	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	57
b.	Consolidated Balance Sheets - December 31, 2008 and 2007	58
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	60
d.	Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	61
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	62
f.	Notes to Consolidated Financial Statements	69
g.	Report of Independent Registered Public Accounting Firm	137

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	63
i.	Consolidated Balance Sheets - December 31, 2008 and 2007	64
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	66
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2008, 2007 and 2006	67
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006	68
m.	Notes to Consolidated Financial Statements	69
n.	Report of Independent Registered Public Accounting Firm	138

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I – Parent Company Financial Statements	157
b.	Schedule II – Valuation and Qualifying Accounts and Reserves	161

	KCP&L
c.	Schedule II – Valuation and Qualifying Accounts and Reserves	162

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K dated February 7, 2007).

2.1.2	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of January 31, 2008 (Exhibit 2.1.2 to Form 10-K for the year ended December 31, 2007).

2.1.3	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of April 29, 2008 (Exhibit 10.1 to Form 8-K dated April 7, 2008).

3.1.1	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001 and corrected as of October 13, 2006 (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2006).
3.1.2	*	By-laws of Great Plains Energy Incorporated, as amended December 2, 2008 (Exhibit 3.1 to Form 8-K dated December 8, 2008).
4.1.1	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.2	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.3	*
Second Supplemental Indenture dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated September 25, 2007).

4.1.4	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).

4.1.5	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee related to 11.875% Senior Notes due July 1, 2012. (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).

10.1.1	* +	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).
10.1.2	* +	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed May 4, 2007).
10.1.3	* +	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Administration effective as of February 7, 2006 (Exhibit 10.1.b to Form 10-K for the year ended December 31, 2005).
10.1.4	* +	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of May 6, 2008 (Exhibit 10.1.25 to Form 10-Q for the quarter ended June 30, 2008).

10.1.5	* +	Form of 2005 three-year Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.1.6	* +
Form of 2006 Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.e to Form 10-K for the year ended December 31, 2005).

10.1.7	* +	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).
10.1.8	* +	Form of 2008 Restricted Stock Agreement (Exhibit 10.1.20 to Form 10-Q for the quarter ended June 30, 2008).
10.1.9	* +
Form of 2005 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2005).

10.1.10	* +
Form of 2006 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.h to Form 10-K for the year ended December 31, 2005).

10.1.11	* +
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Great Plains Energy and KCP&L officers (Exhibit 10.1.10 to Form 10-K for the year ended December 31, 2006).

10.1.12	* +
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Strategic Energy officers (Exhibit 10.1.11 to Form 10-K for the year ended December 31, 2006).

10.1.13	* +	Form of 2008 three-year Performance Share Agreement (Exhibit 10.1.21 to Form 10-Q for the quarter ended June 30, 2008).
10.1.14	* +	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).
10.1.15	* +	Strategic Energy, L.L.C. Executive Long-Term Incentive Plan 2006 (Exhibit 10.1.j to Form 10-K for the year ended December 31, 2005).
10.1.16	* +	Strategic Energy, L.L.C. Executive Committee Long-Term Incentive Plan dated as of January 1, 2007, (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2007).
10.1.17	* +	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).
10.1.18	* +
Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007, and 2008 objectives adopted as of May 6, 2008 (Exhibit 10.1.22 to Form 10-Q for the quarter ended June 30, 2008).

10.1.19	* +	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007 (Exhibit 10.3 to Form 8-K filed May 4, 2007).
10.1.20	* +	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).
10.1.21	* +	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).

10.1.22	* +	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K dated December 8, 2008).
10.1.23	* +	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).
10.1.24	* +	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).
10.1.25	* +	Form of Change in Control Severance Agreement with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).
10.1.26	* +	Form of Change in Control Severance Agreement with John R. Marshall (Exhibit 10.1.c to Form 10-Q for the quarter ended September 30, 2006).
10.1.27	* +	Form of Change in Control Severance Agreement with Shahid Malik (Exhibit 10.1.d to Form 10-Q for the quarter ended September 30, 2006).
10.1.28	* +
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

10.1.29	+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009.
10.1.30	* +	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007)
10.1.31	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.
10.1.32	* +
Employment Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2004).

10.1.33	* +
Severance Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.q to Form 10-K for the year ended December 31, 2004).

10.1.34	* +	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008) (Exhibit 10.1.23 to Form 10-Q for the quarter ended June 30, 2008).
10.1.35	+	Employment offer letters to Michael J. Chesser dated September 10 and September 16, 2003.
10.1.36	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to Form 8-K dated February 7, 2007).

10.1.37	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K dated February 7, 2007).

10.1.38	*
Letter Agreement dated as of June 29, 2007 to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1.1 to Form 10-Q for the quarter ended June 30, 2007).

10.1.39	*
Letter Agreement dated as of August 31, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.4 to Form 10-Q for the quarter ended September 30, 2007).

10.1.40	*
Letter Agreement dated as of September 28, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.5 to Form 10-Q for the quarter ended September 30, 2007).

10.1.41	*
Letter Agreement dated as of October 3, 2007, to Agreement and Plan of Merger, Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.6 to Form 10-Q for the quarter ended September 30, 2007).

10.1.42	*
Letter Agreement dated as of November 30, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.40 to Form 10-K for the year ended December 31, 2007).

10.1.43	*
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.41 to Form 10-K for the year ended December 31, 2007).

10.1.44	*
Letter Agreement dated as of February 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2008).

10.1.45	*
Letter Agreement dated as of March 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2008).

10.1.46	*
Letter Agreement dated as of April 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2008).

10.1.47	*
Letter Agreement dated as of May 29, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended June 30, 2008).

10.1.48	*
Letter Agreement dated as of June 19, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2008).

10.1.49	*
Letter Agreement dated as of June 27, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.7 to Form 10-Q for the quarter ended June 30, 2008).

10.1.50	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).

10.1.51	*
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed April 2, 2008).

10.1.52	*
Credit Agreement dated as of May 11, 2006, among Great Plains Energy Incorporated, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.a to Form 10-Q for the quarter ended June 30, 2006).

10.1.53	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Form 10-Q for the quarter ended June 30, 2007).

10.1.54	*
First Amendment to Credit Agreement dated as of May 16, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K filed on May 22, 2008).

10.1.55	*
Second Amendment to Credit Agreement dated as of May 16, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.2 to Form 8-K filed on May 22, 2008).

10.1.56	*
Third Amendment to Credit Agreement dated as of June 13, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K filed on June 19, 2008).

10.1.57	*
Financing Agreement dated as of April 22, 2005, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on April 26, 2005).

10.1.58	*
Amendment No. 2 to Financing Agreement dated December 9, 2006, by and between Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1 to Form 8-K filed by Aquila, Inc. on December 11, 2006).

10.1.59	*
Amendment to Financing Agreement dated June 10, 2008, by and among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1.3 to Form 10-Q for the quarter ended September 30, 2008).

10.1.60
Amendment to Financing Agreement dated October 28, 2008, by and among KCP&L Greater Missouri Operations Company, the lenders from time to time party thereto, and Union Bank of California, N.A., as agent.

10.1.61	*
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Financing Agreement dated as of April 22, 2005, as amended, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A. as Agent. (Exhibit 10.1 to Form 8-K filed July 18, 2008).

10.1.62	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 11.875% Senior Notes due July 1, 2012. (Exhibit 10.3 to Form 8-K filed July 18, 2008).

10.1.63	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011. (Exhibit 10.4 to Form 8-K filed July 18, 2008).

10.1.64	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.95% Senior Notes due February 1, 2011. (Exhibit 10.5 to Form 8-K filed July 18, 2008).

10.1.65	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021. (Exhibit 10.6 to Form 8-K filed July 18, 2008).

10.1.66	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.625% Senior Notes due November 15, 2009. (Exhibit 10.7 to Form 8-K filed July 18, 2008).

10.1.67	*
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

10.1.68	*	Sales Agency Financing Agreement dated August 14, 2008 between Great Plains Energy Incorporated and BNY Mellon Capital Markets, LLC. (Exhibit 1.1 to Form 8-K filed August 14, 2008).
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of Great Plains Energy Incorporated.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

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

KCP&L Documents
Exhibit
Number		Description of Document
3.2.1	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the quarter ended September 30, 2001).
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008 (Exhibit 3.2. to Form 8-K dated April 7, 2008).
4.2.1	*
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

4.2.11	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated June 4, 2007).
4.2.12	*	Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated June 4, 2007).
4.2.13	*
Supplemental Indenture No. 2 dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated March 11, 2008).

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
Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 1 to Form 10Q for the quarter ended September 30, 2007).

10.2.6	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).

10.2.7	*
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

10.2.8	*
Credit Agreement dated as of May 11, 2006, among Kansas City Power & Light Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2006).

10.2.9	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.2.10	*
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

10.2.11	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

10.2.12	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).

10.2.13	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

10.2.14	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

10.2.15	*
Amendment No. 1 dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).

10.2.16	*
Amendment No. 2 dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to For 10-Q for the quarter ended June 30, 2008).

10.2.17	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

10.2.18	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.1 to Form 10-Q for the quarter ended September 30, 2008).

10.2.19	* +
Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007, and 2008 objectives adopted as of May 6, 2008 (Exhibit 10.1.22 to Form 10-Q for the quarter ended June 30, 2008).

10.2.20	+	Agreement between Kansas City Power & Light Company and Stephen T. Easley dated December 2, 2008.
10.2.21	+	Employment offer letter to John R. Marshall dated April 7, 2005.
12.2		Computation of Ratio of Earnings to Fixed Charges.
23.2		Consent of Independent Registered Public Accounting Firm.
24.2		Powers of Attorney.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.

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

Schedule I – Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2008	2007	2006
Operating Expenses	(millions, except per share amounts)
Selling, general and administrative	$9.3	$18.5	$7.1
Maintenance	1.0	0.8	-
General taxes	0.8	0.3	0.3
Total	11.1	19.6	7.4
Operating loss	(11.1)	(19.6)	(7.4)
Equity in earnings from subsidiaries	144.8	156.8	152.1
Non-operating income	0.6	4.2	1.1
Interest charges	(19.2)	(26.8)	(8.9)
Income from continuing operations before income taxes	115.1	114.6	136.9
Income taxes	4.4	6.3	(0.2)
Income from continuing operations	119.5	120.9	136.7
Equity in earnings from discontinued subsidiary	35.0	38.3	(9.1)
Net income	154.5	159.2	127.6
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$152.9	$157.6	$126.0

Average number of basic common shares outstanding	101.1	84.9	78.0
Average number of diluted common shares outstanding	101.2	85.2	78.2

Basic earnings (loss) per common share
Continuing operations	$1.16	$1.41	$1.74
Discontinued operations	0.35	0.45	(0.12)
Basic earnings per common share	$1.51	$1.86	$1.62

Diluted earnings (loss) per common share
Continuing operations	$1.16	$1.40	$1.73
Discontinued operations	0.35	0.45	(0.12)
Diluted earnings per common share	$1.51	$1.85	$1.61

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.0	$6.6
Accounts receivable from subsidiaries	4.8	1.0
Notes receivable from subsidiaries	0.6	0.6
Taxes receivable	12.0	3.7
Deferred income taxes	0.2	-
Other	0.4	0.4
Total	30.0	12.3
Nonutility Property and Investments
Investment in KCP&L	1,621.9	1,479.4
Investment in discontinued operations	-	233.7
Investments in other subsidiaries	1,094.8	23.1
Other	1.0	0.7
Total	2,717.7	1,736.9
Deferred Charges and Other Assets
Deferred income taxes	1.2	8.0
Other	5.0	23.7
Total	6.2	31.7
Total	$2,753.9	$1,780.9

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$30.0	$42.0
Accounts payable to subsidiaries	28.7	10.8
Accounts payable	1.3	0.1
Accrued interest	2.0	2.0
Other	0.8	1.3
Derivative instruments	-	16.4
Total	62.8	72.6
Deferred Credits and Other Liabilities
Payable to subsidiaries	-	0.2
Other	1.9	1.7
Total	1.9	1.9
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
119,375,923 and 86,325,136 shares issued, stated value	2,118.4	1,065.9
Retained earnings	489.3	506.9
Treasury stock-120,677 and 90,929 shares, at cost	(3.6)	(2.8)
Accumulated other comprehensive loss	(53.5)	(2.1)
Total	2,550.6	1,567.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	99.6	99.5
Total	2,689.2	1,706.4
Commitments and Contingencies
Total	$2,753.9	$1,780.9

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2008	2007	2006
Cash Flows from Operating Activities	(millions)
Net income	$154.5	$159.2	$127.6
Adjustments to reconcile income to net cash from operating activities:
Amortization	0.9	1.0	0.6
Deferred income taxes, net	3.3	(6.2)	-
Equity in earnings from subsidiaries	(144.8)	(156.8)	(152.1)
Equity in earnings from discontinued operations	(35.0)	(38.3)	9.1
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(26.3)	0.6	(0.6)
Taxes receivable	(8.7)	(1.8)	(0.1)
Accounts payable to subsidiaries	17.7	(4.8)	15.1
Other accounts payable	0.2	0.1	(0.1)
Accrued interest	-	1.1	(0.1)
Cash dividends from subsidiaries	416.7	159.7	118.0
Other	2.7	1.8	1.7
Net cash from operating activities	381.2	115.6	119.1
Cash Flows from Investing Activities
Equity contributions to subsidiaries	(200.0)	(94.0)	(134.6)
Net change in notes receivable from subsidiaries	-	1.7	3.1
GMO acquisition	(5.0)	-	-
Purchases of nonutility property	(0.3)	(0.7)	-
Net cash from investing activities	(205.3)	(93.0)	(131.5)
Cash Flows from Financing Activities
Issuance of common stock	15.3	10.5	153.6
Issuance of long-term debt	-	99.5	-
Issuance fees	(1.0)	(1.4)	(5.7)
Net change in notes payable to subsidiaries	-	(13.2)	13.2
Net change in short-term borrowings	(12.0)	42.0	(6.0)
Equity forward settlement	-	(12.3)	-
Dividends paid	(172.0)	(144.5)	(132.7)
Other financing activities	(0.8)	(2.4)	(6.2)
Net cash from financing activities	(170.5)	(21.8)	16.2
Net Change in Cash and Cash Equivalents	5.4	0.8	3.8
Cash and Cash Equivalents at Beginning of Year	6.6	5.8	2.0
Cash and Cash Equivalents at End of Year	$12.0	$6.6	$5.8

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

Schedule II – Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2008		(millions)
	Allowance for uncollectible accounts	$4.3	$7.6	$6.8	(a)	$11.9	(b)	$6.8
	Legal reserves	2.2	8.3	9.5	(c)	9.8	(d)	10.2
	Environmental reserves	0.3	-	0.2	(c)	-		0.5
	Uncertain tax positions (e)	7.9	1.8	74.9	(c)	5.9	(f)	78.7
	Tax valuation allowance	-	0.9	74.9	(c)	-		75.8
Year Ended December 31, 2007
	Allowance for uncollectible accounts	$4.2	$5.4	$2.9	(a)	$8.2	(b)	$4.3
	Legal reserves	3.9	1.9	-		3.6	(c)	2.2
	Environmental reserves	0.3	-	-		-		0.3
	Uncertain tax positions (e)	4.2	2.5	1.9	(g)	0.7	(f)	7.9
Year Ended December 31, 2006
	Allowance for uncollectible accounts	$2.6	$4.5	$4.4	(a)	$7.3	(b)	$4.2
	Legal reserves	4.5	2.8	-		3.4	(c)	3.9
	Environmental reserves	0.3	-	-		-		0.3
	Uncertain tax positions (e)	3.4	1.0	-		0.2	(f)	4.2
(a)	Recoveries. Charged to other accounts for the year ended December 31, 2008, includes the establishment of an allowance
	of $1.1 million and a $1.4 million increase due to the acquisition of GMO. Charged to other accounts for the year ended
	December 31, 2006, includes the establishment of an allowance of $1.5 million.
(b)	Uncollectible accounts charged off.
(c)	Acquisition of GMO.
(d)	Payment of claims.
(e)	Represents the total amount of tax expense that would impact the effective tax rate, if recognized, and amounts
	accrued for interest expense related to uncertain tax positions, net of tax.
(f)	Reversal of uncertain tax positions and related interest.
(g)	Upon adoption of FIN No. 48 on January 1, 2007, $1.7 million was charged to retained earnings.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2008		(millions)
	Allowance for uncollectible accounts	$4.3	$5.9	$3.3	(a)	$12.3	(b)	$1.2
	Legal reserves	2.2	3.2	-		3.0	(c)	2.4
	Environmental reserves	0.3	-	-		-		0.3
	Uncertain tax positions (d)	3.0	-	-		1.2	(e)	1.8
Year Ended December 31, 2007
	Allowance for uncollectible accounts	$4.2	$5.4	$2.9	(a)	$8.2	(b)	$4.3
	Legal reserves	3.9	1.9	-		3.6	(c)	2.2
	Environmental reserves	0.3	-	-		-		0.3
	Uncertain tax positions (d)	1.8	0.7	0.8	(f)	0.3	(e)	3.0
Year Ended December 31, 2006
	Allowance for uncollectible accounts	$2.6	$4.5	$4.4	(a)	$7.3	(b)	$4.2
	Legal reserves	4.5	2.8	-		3.4	(c)	3.9
	Environmental reserves	0.3	-	-		-		0.3
	Uncertain tax positions (d)	1.2	0.8	-		0.2	(e)	1.8
(a)	Recoveries. Charged to other accounts for the year ended December 31, 2006, includes the establishment of an allowance
	of $1.5 million.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.
(d)	Represents the total amount of tax expense that would impact the effective tax rate, if recognized, and amounts
	accrued for interest expense related to uncertain tax positions, net of tax.
(e)	Reversal of uncertain tax positions and related interest.
(f)	Upon adoption of FIN No. 48 on January 1, 2007, $0.8 million was charged to retained earnings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Date: February 27, 2009	By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 27, 2009
)
/s/William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: February 27, 2009	By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 27, 2009
)
/s/ William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*