Form 10-Q
period 2009-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2009-08-05
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company	Yes	X	No	_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Great Plains Energy Incorporated	Yes	_	No	_	Kansas City Power & Light Company	Yes _	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer	X	Accelerated filer	_
Non-accelerated filer	_	Smaller reporting company	_
Kansas City Power & Light Company	Large accelerated filer	_	Accelerated filer	_
Non-accelerated filer	X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company	Yes	_	No	X

On August 3, 2009, Great Plains Energy Incorporated had 135,188,265 shares of common stock outstanding. On August 3, 2009,
Kansas City Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

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

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and GMO; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, retirement compensation and benefits costs; the ability to successfully integrate KCP&L and GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant

Abbreviation or Acronym	Definition

MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plain Energy
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a former subsidiary of KLT Energy Services
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$14.0	$61.1
Funds on deposit	5.0	10.8
Receivables, net	239.6	242.3
Fuel inventories, at average cost	87.8	87.0
Materials and supplies, at average cost	110.0	99.3
Deferred refueling outage costs	6.9	12.4
Refundable income taxes	35.5	26.0
Deferred income taxes	24.6	28.6
Assets held for sale (Note 5)	16.8	16.3
Derivative instruments	1.5	4.8
Prepaid expenses	16.3	15.2
Total	558.0	603.8
Nonutility Property and Investments
Affordable housing limited partnerships	13.5	13.9
Nuclear decommissioning trust fund	100.2	96.9
Other	38.0	41.1
Total	151.7	151.9
Utility Plant, at Original Cost
Electric	8,669.2	7,940.8
Less-accumulated depreciation	3,656.1	3,582.5
Net utility plant in service	5,013.1	4,358.3
Construction work in progress	1,329.4	1,659.1
Nuclear fuel, net of amortization of $119.4 and $110.8	75.2	63.9
Total	6,417.7	6,081.3
Deferred Charges and Other Assets
Regulatory assets	798.5	824.8
Goodwill	157.8	156.0
Derivative instruments	7.2	13.0
Other	41.6	38.5
Total	1,005.1	1,032.3
Total	$8,132.5	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$110.0	$204.0
Commercial paper	79.8	380.2
Current maturities of long-term debt	70.2	70.7
Accounts payable	264.3	418.0
Accrued taxes	58.7	27.7
Accrued interest	74.9	72.4
Accrued compensation and benefits	37.6	29.7
Pension and post-retirement liability	4.7	4.7
Derivative instruments	0.5	86.2
Other	39.4	43.8
Total	740.1	1,337.4
Deferred Credits and Other Liabilities
Deferred income taxes	344.1	387.1
Deferred tax credits	120.6	105.5
Asset retirement obligations	129.2	124.3
Pension and post-retirement liability	457.6	445.6
Regulatory liabilities	211.8	209.4
Other	121.1	112.8
Total	1,384.4	1,384.7
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,398,057 and 119,375,923 shares issued, stated value	2,307.6	2,118.4
Retained earnings	491.3	489.3
Treasury stock-236,409 and 120,677 shares, at cost	(6.2)	(3.6)
Accumulated other comprehensive loss	(50.9)	(53.5)
Total	2,741.8	2,550.6
Noncontrolling interest	1.1	1.0
Total common shareholders' equity	2,742.9	2,551.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,226.1	2,556.6
Total	6,008.0	5,147.2
Commitments and Contingencies (Note 13)
Total	$8,132.5	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
Operating Revenues	(millions, except per share amounts)
Electric revenues	$480.5	$335.0	$899.7	$632.6
Operating Expenses
Fuel	96.8	58.3	184.4	113.0
Purchased power	37.6	38.2	94.8	69.0
Utility operating expenses	108.3	78.3	217.3	152.3
Maintenance	36.0	28.4	73.9	58.6
Depreciation and amortization	73.4	50.8	142.4	101.0
General taxes	33.7	29.1	68.4	58.8
Other	4.4	0.3	7.3	9.2
Total	390.2	283.4	788.5	561.9
Operating income	90.3	51.6	111.2	70.7
Non-operating income	11.9	5.8	24.7	14.9
Non-operating expenses	(1.3)	(1.4)	(2.2)	(2.5)
Interest charges	(46.9)	(10.4)	(84.2)	(52.0)
Income from continuing operations before income tax (expense) benefit
and loss from equity investments	54.0	45.6	49.5	31.1
Income tax (expense) benefit	(17.0)	(32.0)	9.3	(22.5)
Loss from equity investments, net of income taxes	(0.1)	(0.4)	(0.2)	(0.8)
Income from continuing operations	36.9	13.2	58.6	7.8
Income (loss) from discontinued operations, net of income taxes (Note 20)	(3.1)	(18.2)	(3.1)	34.7
Net income (loss)	33.8	(5.0)	55.5	42.5
Less: Net income attributable to noncontrolling interest	(0.1)	-	(0.1)	-
Net income (loss) attributable to Great Plains Energy	33.7	(5.0)	55.4	42.5
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings (loss) available for common shareholders	$33.3	$(5.4)	$54.6	$41.7

Average number of basic common shares outstanding	128.5	86.0	123.9	85.9

Basic and diluted earnings (loss) per common share
Continuing operations	$0.28	$0.15	$0.47	$0.09
Discontinued operations	(0.02)	(0.21)	(0.03)	0.40
Basic and diluted earnings (loss) per common share	$0.26	$(0.06)	$0.44	$0.49

Cash dividends per common share	$0.2075	$0.415	$0.415	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$55.5	$42.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	142.4	104.3
Amortization of:
Nuclear fuel	8.6	5.5
Other	(6.5)	5.0
Deferred income taxes, net	(3.0)	14.6
Investment tax credit amortization	(1.1)	(0.7)
Loss from equity investments, net of income taxes	0.2	0.8
Fair value impacts from energy contracts - Strategic Energy	-	(189.1)
Fair value impacts from interest rate hedging	-	9.2
Loss on sale of Strategic Energy	-	116.6
Other operating activities (Note 3)	(154.8)	(21.5)
Net cash from operating activities	41.3	87.2
Cash Flows from Investing Activities
Utility capital expenditures	(496.6)	(378.8)
Allowance for borrowed funds used during construction	(19.3)	(10.1)
Payment to Black Hills for asset sale working capital adjustment	(7.7)	-
Proceeds from sale of Strategic Energy, net of cash sold	-	216.4
Purchases of nuclear decommissioning trust investments	(26.6)	(23.8)
Proceeds from nuclear decommissioning trust investments	24.7	22.0
Other investing activities	(0.1)	(9.1)
Net cash from investing activities	(525.6)	(183.4)
Cash Flows from Financing Activities
Issuance of common stock	215.8	5.3
Issuance of long-term debt	695.1	350.3
Issuance fees	(22.4)	(4.3)
Repayment of long-term debt	(1.7)	-
Net change in short-term borrowings	(394.4)	(214.9)
Dividends paid	(53.6)	(72.5)
Other financing activities	(1.6)	(1.1)
Net cash from financing activities	437.2	62.8
Net Change in Cash and Cash Equivalents	(47.1)	(33.4)
Cash and Cash Equivalents at Beginning of Year (includes $43.1
million of cash included in assets of discontinued operations in 2008)	61.1	67.1
Cash and Cash Equivalents at End of Period	$14.0	$33.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	119,375,923	$2,118.4	86,325,136	$1,065.9
Issuance of common stock	15,656,447	216.0	265,575	5.6
Common stock issuance fees	-	(6.8)	-	-
Issuance of restricted common stock	365,687	5.3	56,509	1.5
Equity compensation expense, net of forfeitures		(0.3)		1.8
Unearned Compensation
Issuance of restricted common stock		(5.3)		(1.5)
Forfeiture of restricted common stock		0.8		(0.1)
Compensation expense recognized		2.1		2.8
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		(22.4)		-
Other		(0.2)		(0.3)
Ending balance	135,398,057	2,307.6	86,647,220	1,075.7
Retained Earnings
Beginning balance		489.3		506.9
Net income attributable to Great Plains Energy		55.4		42.5
Dividends:
Common stock		(52.8)		(71.7)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.1)		(0.2)
Performance shares amendment		0.3		-
Ending balance		491.3		476.7
Treasury Stock
Beginning balance	(120,677)	(3.6)	(90,929)	(2.8)
Treasury shares acquired	(116,526)	(2.6)	(34,955)	(0.9)
Treasury shares reissued	794	-	-	-
Ending balance	(236,409)	(6.2)	(125,884)	(3.7)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(53.5)		(2.1)
Derivative hedging activity, net of tax		2.5		(14.4)
Change in unrecognized pension expense, net of tax		0.1		0.2
Ending balance		(50.9)		(16.3)
Total Great Plains Energy Common Shareholders' Equity		2,741.8		1,532.4
Noncontrolling Interest
Beginning balance		1.0		-
Net income attributable to noncontrolling interest		0.1		-
Ending balance		1.1		-
Total Common Shareholders' Equity		$2,742.9		$1,532.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Net income (loss)	$33.8	$(5.0)	$55.5	$42.5
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	0.7	(1.0)	0.7	80.6
Income tax benefit (expense)	(0.2)	0.6	(0.2)	(33.4)
Net gain (loss) on derivative hedging instruments	0.5	(0.4)	0.5	47.2
Reclassification to expenses, net of tax	1.2	(64.0)	2.0	(61.6)
Derivative hedging activity, net of tax	1.7	(64.4)	2.5	(14.4)
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	0.2	0.1	0.2	0.2
Income tax expense	(0.1)	-	(0.1)	-
Net change in unrecognized pension expense	0.1	0.1	0.1	0.2
Comprehensive income (loss)	35.6	(69.3)	58.1	28.3
Less: comprehensive income attributable to noncontrolling interest	(0.1)	-	(0.1)	-
Comprehensive income (loss) attributable to Great Plains Energy	$35.5	$(69.3)	$58.0	$28.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.9	$5.4
Funds on deposit	0.4	-
Receivables, net	160.9	161.6
Fuel inventories, at average cost	48.5	51.7
Materials and supplies, at average cost	75.1	68.3
Deferred refueling outage costs	6.9	12.4
Refundable income taxes	-	11.9
Deferred income taxes	7.6	4.9
Derivative instruments	0.4	0.6
Prepaid expenses	13.2	11.8
Total	316.9	328.6
Nonutility Property and Investments
Nuclear decommissioning trust fund	100.2	96.9
Other	3.8	3.7
Total	104.0	100.6
Utility Plant, at Original Cost
Electric	6,116.4	5,671.4
Less-accumulated depreciation	2,795.6	2,738.8
Net utility plant in service	3,320.8	2,932.6
Construction work in progress	1,016.7	1,148.5
Nuclear fuel, net of amortization of $119.4 and $110.8	75.2	63.9
Total	4,412.7	4,145.0
Deferred Charges and Other Assets
Regulatory assets	606.5	609.1
Other	45.2	45.5
Total	651.7	654.6
Total	$5,485.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Commercial paper	$79.8	$380.2
Accounts payable	213.3	299.3
Accrued taxes	47.3	20.5
Accrued interest	25.4	18.1
Accrued compensation and benefits	37.6	29.7
Pension and post-retirement liability	1.6	1.6
Derivative instruments	0.4	80.3
Other	8.4	9.1
Total	413.8	838.8
Deferred Credits and Other Liabilities
Deferred income taxes	583.9	596.2
Deferred tax credits	115.4	99.9
Asset retirement obligations	116.1	111.9
Pension and post-retirement liability	424.6	410.6
Regulatory liabilities	116.4	115.8
Other	59.5	56.8
Total	1,415.9	1,391.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,315.6
Retained earnings	360.5	353.2
Accumulated other comprehensive loss	(44.5)	(46.9)
Total	1,879.1	1,621.9
Long-term debt (Note 11)	1,776.5	1,376.9
Total	3,655.6	2,998.8
Commitments and Contingencies (Note 13)
Total	$5,485.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
Operating Revenues	(millions)
Electric revenues	$324.8	$335.0	$602.3	$632.6
Operating Expenses
Fuel	60.1	58.3	112.8	113.0
Purchased power	14.4	38.2	38.8	69.0
Operating expenses	74.5	78.3	152.0	152.3
Maintenance	25.1	27.8	51.3	56.8
Depreciation and amortization	55.2	50.8	106.8	101.0
General taxes	27.3	28.9	57.6	58.4
Other	-	0.2	(0.1)	0.2
Total	256.6	282.5	519.2	550.7
Operating income	68.2	52.5	83.1	81.9
Non-operating income	6.9	5.6	16.1	9.0
Non-operating expenses	(1.0)	(1.3)	(2.1)	(2.5)
Interest charges	(23.2)	(19.9)	(40.4)	(36.7)
Income before income tax expense	50.9	36.9	56.7	51.7
Income tax expense	(16.0)	(29.0)	(13.4)	(26.8)
Net income	$34.9	$7.9	$43.3	$24.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$43.3	$24.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	106.8	101.0
Amortization of:
Nuclear fuel	8.6	5.5
Other	8.3	4.0
Deferred income taxes, net	(13.8)	9.6
Investment tax credit amortization	(0.7)	(0.7)
Other operating activities (Note 3)	(74.6)	(42.7)
Net cash from operating activities	77.9	101.6
Cash Flows from Investing Activities
Utility capital expenditures	(378.9)	(378.8)
Allowance for borrowed funds used during construction	(15.9)	(10.1)
Purchases of nuclear decommissioning trust investments	(26.6)	(23.8)
Proceeds from nuclear decommissioning trust investments	24.7	22.0
Other investing activities	2.6	(8.6)
Net cash from investing activities	(394.1)	(399.3)
Cash Flows from Financing Activities
Issuance of long-term debt	407.6	350.3
Issuance fees	(4.0)	(4.1)
Net change in short-term borrowings	(300.4)	(172.9)
Dividends paid to Great Plains Energy	(36.0)	(72.0)
Equity contribution from Great Plains Energy	247.5	200.0
Net cash from financing activities	314.7	301.3
Net Change in Cash and Cash Equivalents	(1.5)	3.6
Cash and Cash Equivalents at Beginning of Year	5.4	3.2
Cash and Cash Equivalents at End of Period	$3.9	$6.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,315.6	1	$1,115.6
Equity contribution from Great Plains Energy		247.5		200.0
Ending balance	1	1,563.1	1	1,315.6
Retained Earnings
Beginning balance		353.2		371.3
Net income		43.3		24.9
Transfer of HSS to KLT Inc.		-		0.7
Dividends:
Common stock held by Great Plains Energy		(36.0)		(72.0)
Ending balance		360.5		324.9
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46.9)		(7.5)
Derivative hedging activity, net of tax		2.4		(4.6)
Ending balance		(44.5)		(12.1)
Total Common Shareholder's Equity		$1,879.1		$1,628.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of theses statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Net income	$34.9	$7.9	$43.3	$24.9
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	0.7	1.7	0.7	(8.6)
Income tax benefit (expense)	(0.2)	(0.5)	(0.2)	3.4
Net gain (loss) on derivative hedging instruments	0.5	1.2	0.5	(5.2)
Reclassification to expenses, net of tax	1.3	0.6	1.9	0.6
Derivative hedging activity, net of tax	1.8	1.8	2.4	(4.6)
Comprehensive income	$36.7	$9.7	$45.7	$20.3

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one active wholly owned subsidiary, Kansas City Power & Light Receivables Company (Receivables Company).

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

•	Great Plains Energy Services Incorporated (Services) obtains certain goods and third-party services for its affiliated companies. On December 16, 2008, Services employees were transferred to KCP&L.

•	KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.

Great Plains Energy’s sole reportable business segment is electric utility.  For the three months ended and year to date June 30, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.  See Note 19 for additional information.

Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income attributable to noncontrolling interest are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding.  The earnings (loss) per share impact of discontinued operations is determined by dividing income (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
Income	(millions, except per share amounts)
Income from continuing operations	$36.9	$13.2	$58.6	$7.8
Less: net income attributable to noncontrolling interest	0.1	-	0.1	-
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Income available for common shareholders	$36.4	$12.8	$57.7	$7.0
Common Shares Outstanding
Average number of common shares outstanding	128.5	86.0	123.9	85.9
Add: effect of dilutive securities	0.1	-	0.1	-
Diluted average number of common shares outstanding	128.6	86.0	124.0	85.9
Basic and diluted EPS from continuing operations	$0.28	$0.15	$0.47	$0.09

The computation of diluted EPS for the three months ended June 30, 2009, excludes anti-dilutive shares consisting of 304,439 performance shares, 264,298 restricted stock shares, 346,995 stock options and 5.8 million Equity Units.

The computation of diluted EPS year to date June 30, 2009, excludes anti-dilutive shares consisting of 392,495 performance shares, 433,644 restricted stock shares, 346,995 stock options and 5.8 million Equity Units.

Great Plains Energy had a net loss for the three months ended June 30, 2008; therefore, no potential common shares are included in the diluted EPS calculation because the effect is always anti-dilutive.  The computation of diluted EPS for the three months ended June 30, 2008, excludes 339,463 performance shares, 470,795 restricted stock shares and 109,472 stock options.  The computation of diluted EPS year to date June 30, 2008, excludes anti-dilutive shares consisting of 234,921 performance shares and 444,584 restricted stock shares.  There were no anti-dilutive shares applicable to stock options.

Dividends Declared
In July 2009, the Board of Directors declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable September 21, 2009, to shareholders of record as of August 28, 2009.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2009, to shareholders of record as of November 6, 2009.

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

The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed amortization.  The Company settled its first post-transaction rate cases and the settlement agreements were silent with respect to transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  The State Corporation Commission of the State of Kansas (KCC) order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At June 30, 2009, Great Plains Energy had $49.5 million of regulatory assets related to transition costs, which included $28.3 million at KCP&L and $21.2 million at GMO.

The acquisition was accounted for under the purchase method of accounting.  As a result, the assets and liabilities of GMO were recorded at their estimated fair values as of July 14, 2008.  The fair values are preliminary but will be finalized within one year from the acquisition date.  The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

	July 14
	2008
Purchase Price Allocation	(millions)
Cash	$677.7
Common stock (32.2 million shares)	1,026.1	(a)
Stock options (0.5 million options)	2.7	(b)
Transaction costs	35.6
Total purchase price	1,742.1

Cash and cash equivalents	949.6
Receivables	159.1
Deferred income taxes	522.2
Other current assets	131.4
Utility plant, net	1,627.4
Nonutility property and investments	131.4
Regulatory assets	146.6
Other long-term assets	76.0
Total assets acquired	3,743.7
Current liabilities	311.8
Regulatory liabilities	115.9
Deferred income taxes	241.5
Long-term debt	1,334.2
Other long-term liabilities	156.0
Net assets acquired	1,584.3

Preliminary goodwill	$157.8
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

Great Plains Energy recorded $157.8 million of preliminary goodwill, all of which is included in the electric utility segment.  None of the goodwill is tax deductible.  The factors that contributed to a purchase price that resulted in goodwill were strategic considerations and significant cost savings and synergies including: expanded regulated electric utility business; adjacent regulated electric utility territories; increased GMO financial strength and flexibility; improved reliability and customer service and disposition of non-strategic gas operations.

Changes to the initial allocation of the purchase price consisted primarily of additional fair value adjustments to certain real estate properties, increased unrecognized tax benefits related to prior year tax positions on GMO tax returns, adjustment to regulatory assets due to the settlement of regulatory treatment and net operating loss valuation allowance adjustments.

The following table provides unaudited pro forma results of operations for Great Plains Energy for the three months ended and year to date June 30, 2008, as if the acquisition had occurred January 1, 2008.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008.

Three Months		Year to
Ended		Date
June 30, 2008
(millions, except per share amounts)
Operating revenues	$500.1	$945.0
Income (loss) from continuing operations	$(2.5)	$12.2
Net income (loss)	$(20.7)	$46.9
Earnings (loss) available for common shareholders	$(21.1)	$46.1

Basic and diluted earnings (loss) per common share from
continuing operations	$(0.02)	$0.10
Basic and diluted earnings (loss) per common share	$(0.18)	$0.39

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$0.1	$(26.5)
Fuel inventories	(0.8)	(12.1)
Materials and supplies	(10.7)	(3.6)
Accounts payable	(101.2)	49.8
Accrued taxes	31.7	39.0
Accrued interest	5.0	10.5
Deferred refueling outage costs	5.5	(11.7)
Accrued plant maintenance costs	0.8	-
Fuel adjustment clauses	3.6	(17.3)
Pension and post-retirement benefit obligations	28.6	14.8
Allowance for equity funds used during construction	(20.1)	(7.5)
Deferred acquisition costs	-	(4.7)
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	(18.2)	(11.0)
Total other operating activities	$(154.8)	$(21.5)
Cash paid during the period:
Interest	$101.4	$26.4
Income taxes	$3.6	$15.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$68.4	$71.3

KCP&L Other Operating Activities
Year to Date June 30	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$(7.1)	$6.1
Fuel inventories	3.2	(12.1)
Materials and supplies	(6.8)	(3.6)
Accounts payable	(63.0)	1.5
Accrued taxes	54.9	30.6
Accrued interest	7.3	9.6
Deferred refueling outage costs	5.5	(11.7)
Pension and post-retirement benefit obligations	26.9	13.7
Allowance for equity funds used during construction	(14.7)	(7.5)
Kansas Energy Cost Adjustment	(1.0)	(17.3)
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	(0.7)	(10.8)
Total other operating activities	$(74.6)	$(42.7)
Cash paid during the period:
Interest	$32.8	$25.6
Income taxes	$-	$4.0
Non-cash investing activities:
Liabilities assumed for capital expenditures	$65.9	$71.3

Significant Non-Cash Items
Year to date June 30, 2008, KCP&L recorded a $17.2 million increase in Asset Retirement Obligations (AROs), with a corresponding increase in net utility plant as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s generating stations.  This activity had no impact on Great Plains Energy’s or KCP&L’s 2008 cash flows.

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	June 30	December 31
	2009	2008
KCP&L	(millions)
Customer accounts receivable - billed	$10.7	$15.5
Customer accounts receivable - unbilled	59.9	41.7
Allowance for doubtful accounts	(1.8)	(1.2)
Intercompany receivables	27.6	28.5
Other receivables	64.5	77.1
Total	$160.9	$161.6
Great Plains Energy
Customer accounts receivable - billed	$58.8	$61.3
Customer accounts receivable - unbilled	95.8	69.9
Allowance for doubtful accounts	(4.4)	(3.5)
Other receivables	89.4	114.6
Total	$239.6	$242.3

Great Plains Energy’s and KCP&L’s other receivables at June 30, 2009, and December 31, 2008, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at June 30, 2009 and 2008.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement was extended in July 2009 and expires in July 2010.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(289.6)	$289.6	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.2	(0.5)
Servicing fees	0.8	(0.8)	-
Fees to outside investor	-	(0.2)	(0.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(253.8)	253.8	-
Cash paid to KCP&L for receivables purchased	250.6	(250.6)	-
Servicing fees	0.8	(0.8)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date June 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(537.8)	$537.8	$-
Gain (loss) on sale of accounts receivable (a)	(6.8)	6.6	(0.2)
Servicing fees	1.5	(1.5)	-
Fees to outside investor	-	(0.5)	(0.5)

Cash flows during the period
Cash from customers transferred to Receivables Company	(527.8)	527.8	-
Cash paid to KCP&L for receivables purchased	521.2	(521.2)	-
Servicing fees	1.5	(1.5)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Three Months Ended June 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(276.6)	$276.6	$-
Gain (loss) on sale of accounts receivable (a)	(3.5)	3.2	(0.3)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.5)	(0.5)

Cash flows during the period
Cash from customers transferred to Receivables Company	(252.1)	252.1	-
Cash paid to KCP&L for receivables purchased	249.0	(249.0)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
Year to Date June 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(523.6)	$523.6	$-
Gain (loss) on sale of accounts receivable (a)	(6.6)	6.4	(0.2)
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(1.3)	(1.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(510.1)	510.1	-
Cash paid to KCP&L for receivables purchased	503.7	(503.7)	-
Servicing fees	1.4	(1.4)	-
Interest on intercompany note	0.8	(0.8)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  GMO has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheet.  Of the $16.8 million of assets held for sale at June 30, 2009, $12.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  On June 3, 2008, the DOE filed with the NRC an application for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  On September 8, 2008, the NRC found the application sufficiently complete to undergo a technical licensing review and therefore docketed the application and its investigation of the application is underway.  However, comments from the new DOE Secretary indicate that the administration does not want to proceed with Yucca Mountain.  Congress is considering a fiscal 2010 budget that would limit funding for Yucca Mountain to those costs necessary to answer inquiries from the NRC while the administration devises a new strategy for addressing nuclear waste disposal and funding could cease in fiscal year 2011, except for funds needed to close the site.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, Yucca Mountain or an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 14 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Wolf Creek previously disposed of the remainder of its low-level radioactive waste (Class B and Class C waste, which is higher in radioactivity but much lower in volume) at a disposal site in Barnwell, South Carolina.  However, effective July 1, 2008, the state of South Carolina no longer accepts low-level radioactive waste at Barnwell, except for waste from generators located in South Carolina, Connecticut, and New Jersey.  Wolf Creek has storage capacity on site for about four years generation of Class B and Class C waste.   Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Should disposal capability become unavailable, management believes Wolf Creek will be able to store its low-level radioactive waste in an on-site facility and that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

7.	REGULATORY MATTERS

Regulatory Proceedings
In September 2008, KCP&L filed a request with the MPSC for an annual rate increase of $101.5 million, with $15.1 million of that amount treated for accounting purposes as additional amortization.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before the MPSC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.

In September 2008, GMO filed a request with the MPSC for an annual electric rate increase of $83.1 million ($66.0 million for GMO’s Missouri Public Service (MPS) jurisdiction, and $17.1 million for GMO’s St. Joseph Light and Power (L&P) jurisdiction).  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s electric rate case before the MPSC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The order also continues the GMO MPS and L&P Fuel Adjustment Clauses (FACs).

In September 2008, GMO filed a request with the MPSC for an annual steam rate increase of $1.3 million.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s steam rate case before the MPSC.  The stipulation and agreement provides for an increase in annual revenues of approximately $1 million, effective July 1, 2009. The order allows for the Quarterly Cost Adjustment (QCA) fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The previous sharing mechanism was set at 80% above the fuel cost included in base rates.

In September 2008, KCP&L filed a request with KCC for an annual rate increase of $71.6 million, with $11.2 million of that amount treated for accounting purposes as additional amortization.  On July 24, 2009, KCC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before KCC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $59 million effective August 1, 2009, with $18 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009 and in-service as of July 4, 2009, and (ii) $2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009.  There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and certain Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  KCP&L continues to make progress on the construction of Iatan No. 2.  During the second quarter of 2009, KCP&L completed a cost and schedule reforecast for the Iatan No. 2 project.  The anticipated in-service date for Iatan No. 2 is late summer of 2010.  The following table summarizes the current cost estimates for Iatan No. 2, exclusive of AFUDC and any costs for Iatan Common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The cost estimates for Iatan Common facilities are unchanged from the amounts disclosed in the 2008 Form 10-K.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
KCP&L's 55% share of Iatan No. 2	$ 868	-	$ 904	$ 847	-	$ 904	$ 21	-	$ -
Great Plains Energy's 73% share of Iatan No. 2	1,153	-	1,201	1,125	-	1,201	28	-	-

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  In 2008, KCP&L entered into agreements to acquire 100MW of wind generation for approximately $215 million, and subsequently provided notice to terminate the contract and began discussions with the developer to explore alternatives.  KCP&L entered into new agreements with the developer in February 2009.  The developer assigned to KCP&L its contract with the wind turbine manufacturer to purchase thirty-two turbines for a purchase price of approximately $68 million, plus approximately $17 million to be paid by KCP&L to the developer for various third party development and assignment costs.  KCP&L’s deposit of approximately $42 million under the original, terminated agreement was applied to the purchase price.  KCP&L and the developer also entered into an agreement for the construction of a thirty-five turbine project, with a May 31, 2010, estimated project completion date, for an approximate price of $118 million.  KCP&L has an absolute and unconditional option to terminate the agreement on or before September 30, 2009, for an upfront payment of $7.5 million, which will be applied to the price if the option is not exercised by KCP&L.  If KCP&L exercises the option, the $7.5 million payment would be expensed.  In April 2009, KCP&L entered into a conditional 100 MW wind power purchase agreement (PPA) with purchases expected to begin in January 2010.  The agreement is conditioned on the third party obtaining acceptable project financing, KCP&L selling the wind turbines and land to the third party at the price KCP&L has paid for those assets, and the third party entering into acceptable project construction agreements, among other conditions.  If all conditions are not satisfied by September 1, 2009, the PPA is terminable at no cost to KCP&L.  There are no assurances that these conditions will be satisfied.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.

KCP&L agreed in the Collaboration Agreement to pursue other initiatives, including energy efficiency, designed to offset CO2 emissions.  KCP&L and GMO are also evaluating energy efficiency projects as one of the elements to meet future customer energy needs.  A new Missouri law will take effect in August 2009, requiring the MPSC to allow electric utilities to recover the costs of approved energy efficiency programs that result in energy savings.  The MPSC will develop implementing rules, including cost recovery mechanisms.  Until these rules are developed, and programs are approved, the effects on KCP&L and GMO plans and future results cannot be reasonably estimated.  However, management views this law as a positive development in establishing a regulatory framework for energy efficiency programs and potentially allowing energy efficiency costs to be recovered through rates similar to the recovery of generation resource costs.

GMO Missouri 2007 Rate Case Appeal
Appeals of the May 2007 MPSC order approving an approximate $59 million increase in annual revenues were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  This decision was appealed.  The order remains in effect unless reversed by the courts.

GMO RTO Application
GMO’s application to transfer functional control of its transmission system to the Midwest Independent Transmission System Operator, Inc. (MISO) Regional Transmission Organization (RTO) was denied by the MPSC in October 2008.  In December 2008, GMO submitted a request to FERC to withdraw from MISO based on this MPSC denial.  GMO and MISO negotiated an agreement regarding this exit under which GMO would pay an insignificant amount of exit fees to MISO.  This agreement was approved by FERC in May 2009.

In November 2008, GMO requested MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP).  On February 4, 2009, the MPSC approved a Stipulation and Agreement between GMO and several parties authorizing the transfer of functional control.

Great Plains Energy’s Acquisition of GMO
See Note 2 for a discussion of the pending appeals of the MPSC order authorizing the acquisition.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
June 30, 2009	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$68.9		$20.3	(a)	$89.2
Loss on reacquired debt	5.5	(b)	0.3	(b)	5.8
Cost of removal	8.9		-		8.9
Asset retirement obligations	22.9		12.1		35.0
SFAS No. 158 pension and post-retirement costs	332.8	(c)	-		332.8
Other pension and post-retirement costs	89.9	(d)	60.1	(d)	150.0
Deferred customer programs	28.1	(e)	2.9		31.0
Rate case expenses	4.8	(f)	0.9	(f)	5.7
Skill set realignment costs	6.8	(g)	-		6.8
Under-recovery of energy costs	2.7	(h)	47.6	(h)	50.3
Acquisition transition costs	28.3		21.2		49.5
St. Joseph Light & Power acquisition	-		3.3	(h)	3.3
Storm damage	-		5.6	(h)	5.6
Derivative instruments	-		14.5	(h)	14.5
Other	6.9	(i)	3.2	(i)	10.1
Total	$606.5		$192.0		$798.5
Regulatory Liabilities
Emission allowances	$86.4		$0.9		$87.3
Asset retirement obligations	23.7		-		23.7
Pension	-		22.5		22.5
Cost of removal	-		61.4	(j)	61.4
Other	6.3		10.6		16.9
Total	$116.4		$95.4		$211.8

(a)
In GMO’s most recent rate case, GMO agreed not to seek recovery of the regulatory asset for previously flowed-through tax benefits on cost of removal timing deductions, which resulted in GMO recording a $28.9 million decrease in the regulatory asset, offset by deferred taxes of $11.1 million and goodwill of $17.8 million.

(b)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(c)
KCP&L’s regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at June 30, 2009, is more than offset by related liabilities, not included in rate base.

(d)
KCP&L’s regulatory asset for other pension and post-retirement costs at June 30, 2009, includes $68.8 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $8.7 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  GMO’s regulatory asset for other pension and post-retirement costs at June 30, 2009, includes $54.7 million representing financial and regulatory accounting method differences and SFAS No. 158 pension and post-retirement costs not included in rate base that will be eliminated over the life of the pension plans.

(e)	$10.0 million not included in rate base.
(f)	$4.6 million at KCP&L and $0.9 million at GMO not included in rate base and amortized over various periods.
(g)	$3.4 million not included in rate base and amortized through 2017.
(h)	Not included in rate base.

(i)	Certain insignificant items are not included in rate base and amortized over various periods.
(j)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2008	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.6	$46.8	$118.4
Loss on reacquired debt	5.7	0.3	6.0
Cost of removal	9.6	-	9.6
Asset retirement obligations	21.1	12.0	33.1
SFAS No. 158 pension and post-retirement costs	355.8	-	355.8
Other pension and post-retirement costs	79.8	63.0	142.8
Deferred customer programs	22.6	0.4	23.0
Rate case expenses	2.9	0.6	3.5
Skill set realignment costs	7.5	-	7.5
Under-recovery of energy costs	1.6	52.0	53.6
Acquisition transition costs	25.5	17.6	43.1
St. Joseph Light & Power acquisition	-	3.6	3.6
Storm damage	-	6.4	6.4
Derivative instruments	-	9.7	9.7
Other	5.4	3.3	8.7
Total	$609.1	$215.7	$824.8
Regulatory Liabilities
Emission allowances	$86.5	$1.0	$87.5
Asset retirement obligations	22.7	-	22.7
Pension	-	25.0	25.0
Cost of removal	-	58.1	58.1
Other	6.6	9.5	16.1
Total	$115.8	$93.6	$209.4

8.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

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

As part of the GMO acquisition in July 2008, Black Hills assumed the accrued pension obligations owed to former employees of the electric and gas utility operations Black Hills acquired.  Following the July 2008 close, approximately $107.5 million of qualified benefit plan assets were transferred by GMO to a comparable plan established by Black Hills.  In April 2009, the final plan asset transfer was completed with $2.0 million transferred from the GMO plan to the Black Hills plan.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

Great Plains Energy
	Pension Benefits		Other Benefits
Three Months Ended June 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$7.2	$4.5	$1.0	$0.4
Interest cost	11.8	7.9	2.1	1.1
Expected return on plan assets	(8.0)	(8.1)	(0.4)	(0.2)
Prior service cost	1.0	1.1	2.3	0.7
Recognized net actuarial loss	9.1	8.0	(0.3)	0.2
Transition obligation	-	-	0.4	0.3
Settlement charge	0.1	-	-	-
Net periodic benefit costs before
regulatory adjustment	21.2	13.4	5.1	2.5
Regulatory adjustment	(9.2)	(1.1)	(0.2)	-
Net periodic benefit costs	$12.0	$12.3	$4.9	$2.5

Great Plains Energy
	Pension Benefits		Other Benefits
Year to Date June 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$14.5	$9.0	$2.0	$0.8
Interest cost	23.6	15.9	4.2	2.2
Expected return on plan assets	(16.0)	(16.1)	(0.8)	(0.4)
Prior service cost	2.0	2.1	3.3	1.4
Recognized net actuarial loss	18.2	16.1	(0.2)	0.3
Transition obligation	-	-	0.7	0.6
Settlement charge	0.1	-	-	-
Net periodic benefit costs before
regulatory adjustment	42.4	27.0	9.2	4.9
Regulatory adjustment	(13.1)	(2.3)	(0.2)	-
Net periodic benefit costs	$29.3	$24.7	$9.0	$4.9

KCP&L
	Pension Benefits		Other Benefits
Three Months Ended June 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$7.2	$4.4	$0.7	$0.4
Interest cost	11.5	7.8	1.4	1.1
Expected return on plan assets	(8.0)	(7.9)	(0.3)	(0.2)
Prior service cost	1.0	1.0	0.7	0.7
Recognized net actuarial loss	9.1	8.0	-	0.1
Transition obligation	-	-	0.2	0.3
Net periodic benefit costs before
regulatory adjustment	20.8	13.3	2.7	2.4
Regulatory adjustment	(8.4)	(1.1)	-	-
Net periodic benefit costs	$12.4	$12.2	$2.7	$2.4

KCP&L
	Pension Benefits		Other Benefits
Year to Date June 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$13.5	$8.9	$1.5	$0.8
Interest cost	21.5	15.7	3.1	2.2
Expected return on plan assets	(14.9)	(15.9)	(0.6)	(0.4)
Prior service cost	1.9	2.0	1.5	1.4
Recognized net actuarial loss	16.9	16.0	0.1	0.2
Transition obligation	-	-	0.4	0.6
Net periodic benefit costs before
regulatory adjustment	38.9	26.7	6.0	4.8
Regulatory adjustment	(14.1)	(2.3)	-	-
Net periodic benefit costs	$24.8	$24.4	$6.0	$4.8

9.	EQUITY COMPENSATION

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

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
Great Plains Energy	(millions)
Compensation expense	$0.7	$2.6	$2.5	$4.9
Income tax benefits	(0.1)	0.8	0.5	1.5
KCP&L
Compensation expense	0.3	1.4	1.6	3.0
Income tax benefits	(0.3)	0.6	0.1	1.1

Amendment to Performance Shares
In May 2009, the independent members of the Great Plains Energy Board of Directors (Board) approved amendments to certain outstanding performance share agreements (Original Agreements) for the 2007-2009 and 2008-2010 performance periods.  The Original Agreements, as so amended, are referred to as the Amended Agreements.  Due to changes in economic and financial market conditions since the Original Agreements were entered into, the Compensation and Development Committee (Committee) and Board determined that the Original Agreements no longer provided meaningful incentives.

The Original Agreements granted performance shares based on a single performance metric – the Company’s total shareholder return (TSR) as compared to the Edison Electric Institute TSR index for electric utility companies over the relevant performance periods.  The Amended Agreements provide for a combination of performance shares and time-based restricted stock.  In calculating the number of performance shares and restricted stock under the Amended Agreements, the value of the performance shares granted under the Original Agreements (determined as of the date of the original awards) was first reduced by two-thirds (for the 2007-2009 performance awards) and one-third (for the 2008-2010 performance awards).  The resulting amounts were then divided by the fair market value (as defined in the Long-Term Incentive Plan) of Great Plains Energy stock on the amendment date to arrive at a number of shares, which was then divided equally between performance shares and restricted stock.  The two equally weighted performance share award metrics under the Amended Agreements are funds from operations as a percentage of total adjusted debt and EPS, with the number of shares of common stock ultimately issued varying depending on Great Plains Energy’s performance over stated performance periods.

The performance shares under the Amended Agreements will be re-measured at fair value each reporting period, with compensation cost to be recorded at the greater of the grant-date fair value of the Original Agreements or the fair value of the Amended Agreements for the portion for which the requisite service has been rendered.  Great Plains Energy and KCP&L did not recognize any incremental compensation cost as a result of the amendment.

Performance Shares
Performance share activity year to date June 30, 2009, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over stated performance periods.  Compensation expense for performance shares issued subsequent to the amendment discussed above is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	314,511	$28.47
Performance adjustment	(88,056)
Granted	196,431	14.35
Amendment effect	(99,991)	29.33
Forfeited	(18,456)	28.59
Ending balance	304,439	19.15
* weighted-average

At June 30, 2009, the remaining weighted-average contractual term was 2.0 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2009, was $14.35 and was $26.22 for the same periods in 2008.  At June 30, 2009, there was $4.4 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no shares of common stock issued related to performance shares for the three months and year to date June 30, 2009.  The total fair value of shares of common stock issued related to performance shares year to date June 30, 2008, was $1.6 million.

Restricted Stock
Restricted stock activity year to date June 30, 2009, is summarized in the following table.

	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	458,796	$30.54
Amendment effect	103,889	14.35
Granted and issued	261,798	14.44
Vested	(169,346)	31.31
Forfeited	(31,152)	31.29
Ending balance	623,985	20.84
* weighted-average

At June 30, 2009, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2009, was $14.32 and $14.44, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2008, was $26.23 and $26.30, respectively.  At June 30, 2009, there was $5.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested year to date June 30, 2009, was $5.3 million.  The total fair value of shares vested for the three months ended and year to date June 30, 2008 was $1.4 million and $2.2 million, respectively.

Stock Options
Stock option activity under all plans year to date June 30, 2009, is summarized in the following table.  All stock options are fully vested at June 30, 2009.

		Exercise
Stock Options	Shares	Price*
Beginning balance	520,829	$76.10
Exercised	(794)	11.64
Forfeited or expired	(110,104)	118.96
Outstanding and exercisable at June 30, 2009	409,931	64.71
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months ended and year to date June 30, 2009, was $11.64 per share.  The aggregate intrinsic value and cash received for options exercised in 2009 was insignificant.  There was no stock option activity for the three months ended and year to date June 30, 2008.

The following table summarizes all outstanding and exercisable stock options as of June 30, 2009.

	Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21 - $11.64	62,936	0.5	$ 11.54
$23.91 - $27.73	231,369	2.5	24.54
$121.90 - $181.11	78,130	1.1	151.02
$221.82 - $251.86	37,496	1.8	221.98
Total	409,931	1.8

At June 30, 2009, the aggregate intrinsic value of in the money outstanding and exercisable options was insignificant.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Director Deferred Share Units activity year to date June 30, 2009, is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	7,588	$27.94
Issued	13,393	19.31
Ending balance	20,981	22.43
* weighted-average

The total fair value of shares of Director Deferred Share Units issued for the three months ended and year to date June 30, 2009, was $0.3 million, and for the same periods in 2008 was insignificant and $0.2 million, respectively.

10.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2009, Great Plains Energy was in compliance with this covenant.  At June 30, 2009, Great Plains Energy had $8.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.825% and had issued letters of credit totaling $34.9 million under the credit facility.  At December 31, 2008, Great Plains Energy had $30.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22% and had issued letters of credit totaling $34.9 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2009, KCP&L was in compliance with this covenant.  At June 30, 2009, KCP&L had $79.8 million of commercial paper outstanding, at a weighted-average interest rate of 1.28%, $17.0 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2008, KCP&L had $380.2 million of commercial paper outstanding, at a weighted-average interest rate of 5.34%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2009, GMO was in compliance with this covenant.  At June 30, 2009, GMO had $102.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.56%, and had issued letters of credit totaling $14.0 million under the credit facility.  At December 31, 2008, GMO had $110.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22%, and had issued letters of credit totaling $1.2 million under the credit facility.

GMO’s $65 Million Revolving Credit Facility
GMO’s $65 million revolving credit facility originally would have expired in April 2009, but was extended until July 2009 and the aggregate amount available for borrowing was reduced to $50 million.  On June 9, 2009, GMO terminated this agreement.  At December 31, 2008, GMO had $64.0 million of outstanding cash borrowings with a weighted-average interest rate of 2.16%.

11.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2009	2008
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A	2019	400.0	-
4.65% EIRR Series 2005	2035	50.0	-
5.125% EIRR Series 2007A-1	2035	63.3	-
5.00% EIRR Series 2007A-2	2035	10.0	-
5.375% EIRR Series 2007B	2035	73.2	-
Unamortized discount		(0.4)	-
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series	2017	250.0	250.0
6.375% Series	2018	350.0	350.0
6.05% Series	2035	250.0	250.0
Unamortized discount		(1.8)	(1.8)
EIRR Bonds
4.65% Series 2005		-	50.0
5.125% Series 2007A-1		-	63.3
5.00% Series 2007A-2		-	10.0
5.375% Series 2007B		-	73.2
4.90% Series 2008	2038	23.4	23.4
Total KCP&L		1,776.5	1,376.9

GMO
First Mortgage Bonds
9.44% Series	2010-2021	13.5	14.6
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.351% Wamego Series 1996	2026	7.3	7.3
2.14% State Environmental 1993	2028	5.0	5.0
Senior Notes
7.625% Series	2009	68.5	68.5
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		101.0	117.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Other	2009	0.6	1.1
Current maturities		(70.2)	(70.7)
Total GMO		1,062.5	1,080.1

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
10.00% Equity Units Subordinated Notes	2042	287.5	-
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$3,226.1	$2,556.6
* Weighted-average interest rates at June 30, 2009.

Great Plains Energy adopted Financial Accounting Standards Board Staff Position (FSP) SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” in the second quarter of 2009.  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Fair value is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At June 30, 2009, the book value and fair value of Great Plains Energy’s long-term debt was $3.2 billion.  At June 30, 2009, the book value and fair value of KCP&L’s long-term debt was $1.8 billion and $1.7 billion, respectively.  At December 31, 2008, the book value and fair value of Great Plains Energy’s long-term debt was $2.6 billion and $2.2 billion, respectively.  At December 31, 2008, the book value and fair value of KCP&L’s long-term debt was $1.4 billion and $1.1 billion, respectively.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
KCP&L	$0.6	$0.4	$1.0	$0.8
Other Great Plains Energy	0.4	0.2	0.9	0.3
Total Great Plains Energy	$1.0	$0.6	$1.9	$1.1

KCP&L General Mortgage Bonds and EIRR Bonds
In March 2009, KCP&L issued $400.0 million of 7.15% Mortgage Bonds Series 2009A, maturing in 2019.  As a result of amortizing the loss recognized in Other Comprehensive Income (OCI) on KCP&L’s Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s $400.0 million of 7.15% Mortgage Bonds Series 2009A is 8.591%.

In connection with the issuance of KCP&L’s $400.0 million 7.15% Mortgage Bonds Series 2009A , KCP&L concurrently issued $50.0 million of Mortgage Bonds Series 2005 Environmental Improvement Revenue Refunding (EIRR) Insurer due 2035 (2005 Insurer Bonds) to Syncora Guarantee Inc. (Syncora) and $146.5 million of Mortgage Bonds Series 2007 EIRR Insurer due 2035 (2007 Insurer Bonds) to Financial Guaranty Insurance Company (FGIC), as required under the applicable insurance agreements described below.  The 2005 and 2007 Insurer Bonds are not incremental debt for KCP&L, but collateralize Syncora’s and FGIC’s claims on KCP&L if Syncora or FGIC were required to meet their obligations under the insurance agreements.

KCP&L is the obligor with respect to $50.0 million aggregate principal amount of EIRR Bonds Series 2005, which are insured by a municipal bond insurance policy issued by Syncora.  The insurance agreement between KCP&L and Syncora requires KCP&L to provide Syncora with $50.0 million of mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement if KCP&L issues mortgage bonds (other than refundings of outstanding mortgage bonds) in excess of certain thresholds.

KCP&L is the obligor with respect to $146.5 million aggregate principal amount of EIRR Bonds Series 2007A-1, Series 2007A-2 and Series 2007B, which are insured by a municipal bond insurance policy issued by FGIC.  Under the insurance agreement between KCP&L and FGIC, if KCP&L issues debt secured by liens not permitted by the insurance agreement, KCP&L is obligated to issue and deliver mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A-1, Series 2007A-2 and Series 2007B then outstanding.

Other Great Plains Energy Long-Term Debt
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consist of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company’s common stock by June 15, 2012 (the settlement date).  Each purchase contract obligates the holder of the purchase contract to purchase, and Great Plains Energy to sell, no later than June 15, 2012, for $50 in cash, newly issued shares of the Company’s common stock equal to the settlement rate.  The purchase contracts may be settled earlier at the option of the holder subject to certain conditions, including but not limited to, the occurrence of a fundamental change at least 20 business days prior to June 15, 2012.  The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date.  Applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding June 15, 2012.  The settlement rate will be applied to the 5,750,000 Equity Units at the settlement date to issue a number of common shares determined as described in the following table.

Applicable	Settlement rate	Market value
market value	(in common shares)	per Equity Unit (a)
$16.80 or greater	2.9762 to 1	Greater than $50 per Equity Unit

$16.80 to $14.00	$50 divided by the applicable	Equal to $50 per Equity Unit
market value to 1

$14.00 or less	3.5714 to 1	Less than $50 per Equity Unit
(a) Assumes that the market price of the Company's common stock on June 15, 2012, is the same as the applicable market value.

Great Plains Energy makes quarterly contract adjustment payments at the rate of 2.00% per year of the stated amount of $50 per Equity Unit and interest payments at the rate of 10.00% per year on the subordinated notes.  Great Plains Energy must attempt to remarket the subordinated notes, in whole but not in part.  The proceeds from a successful remarketing will be used to satisfy the holders’ obligation under the purchase contract.  If the subordinated notes are not successfully remarketed by June 15, 2012, Great Plains Energy will exercise its rights as a secured party to dispose of the subordinated notes in accordance with applicable laws and satisfy in full each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

The present value of the contract adjustment payments of $15.1 million was recorded as a liability in other current liabilities and other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet.  Expenses incurred with the offering of $4.3 million have been deferred and are being recognized as interest expense over the term on the notes and $7.3 million were recorded as capital stock premium and expense.

12.	COMMON SHAREHOLDERS’ EQUITY

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and issuance costs of $6.3 million.

At the May 5, 2009, annual shareholders meeting, the Great Plains Energy common stock shareholders approved an amendment to the articles of incorporation, increasing the authorized number of shares of common stock, no par value, to 250 million from 150 million.

In the first quarter of 2009, Great Plains Energy sold 3,829,719 shares for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy used the proceeds to make a $40.0 million capital contribution to KCP&L to fund Comprehensive Energy Plan projects.

Great Plains Energy’s articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board.  The MPSC and KCC orders issued in 2001 authorizing the holding company structure contain certain conditions requiring Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization.  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated capitalization ratio of not more than 0.65 to 1.00.  These restrictions do not use the same definition of total capitalization.  In addition, Great Plains Energy is prohibited from paying dividends on its common and preferred stock in the event Equity Unit contract payments or interest payments on the debt underlying the Equity Units are deferred until such deferrals have been paid.

As of June 30, 2009, all of Great Plains Energy’s and KCP&L’s retained earnings and net income were free of restrictions.  As a result of the above restrictions, Great Plains Energy’s subsidiaries had restricted net assets of approximately $2.8 billion as of June 30, 2009.  The restrictions are not expected to affect the companies’ ability to pay dividends at the current level in the foreseeable future.

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

The Company believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  Such laws or regulations could mandate measures to measure, control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  Laws have recently been passed in Missouri and Kansas, the states in which the Company’s retail electric business is operated, setting renewable energy standards, and the Company believes that national renewable energy standards are also likely.  While the Company believes laws and/or regulation addressing these matters will probably be enacted, the timing, requirements and impact of such laws and/or regulations, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such laws and/or regulations could have the potential for a significant financial and operational impact on KCP&L and GMO.  KCP&L and GMO would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of AFUDC and property taxes) to comply with the current versions of environmental air emission regulations is a range of approximately $0.8 billion - $1 billion.  The decrease in the cost estimates from the 2008 Form 10-K of $1.3 billion - $1.7 billion and $1.1 billion - $1.4 billion for Great Plains Energy and KCP&L, respectively, is a result of completing construction of environmental projects at Iatan No. 1 and GMO’s Sibley and Jeffrey stations.  As discussed below, the Clean Air Interstate Rule (CAIR) has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to project what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with best available retrofit technology (BART), may be significantly different from these cost estimates.

The potential capital costs of the Collaboration Agreement provisions relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the overall estimated capital cost ranges disclosed above.  However, the ranges do not reflect potential costs relating to other laws, including potential laws regarding the control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  The ranges do not reflect the non-capital costs KCP&L and GMO incur on an ongoing basis to comply with environmental laws, which may in the future increase due to the implementation of KCP&L’s Comprehensive Energy Plan and KCP&L’s and GMO’s ongoing compliance with current or future environmental laws.  For instance, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L continues to evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

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

The EPA’s future revisions to CAIR could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading, or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known.  Great Plains Energy and KCP&L cannot predict the outcome of the EPA’s revisions to CAIR, but such revisions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

KCP&L and GMO expect to meet the emissions reductions required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.  CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At June 30, 2009, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 110,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At June 30, 2009, GMO had accumulated unused SO2 emission allowances sufficient to support just over 24,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.

Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations may be achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, an interim status report was completed in 2008 to update progress on underlying studies.  An assessment of the potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units is expected to be completed in 2009.

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

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  In May 2008, KCP&L received a subpoena from a federal grand jury seeking documents relating to capital projects at Iatan No. 1.  KCP&L completed the delivery of responsive documents in March 2009.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities or possible civil or administrative proceedings regarding capital projects at Iatan No. 1 and other coal units cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

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

Mercury Emissions
It is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury and potentially other hazardous air pollutant emissions.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.  In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was effective are subject to a new source MACT determination on a case-by-case basis.

In July 2009, the EPA sent letters notifying KCP&L that MACT determinations and schedules of compliance are required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 and Hawthorn No. 5 as affected EGUs.  This is an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and contemporaneously promulgated rule removing EGUs from MACT requirements.  It is not currently known how MACT determinations and schedules of compliance will impact the permitting or operating requirements for these two units, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits at Iatan No. 2, Hawthorn No. 5, or both.  The estimated required environmental expenditures above do not reflect any amounts for compliance with possible MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Greenhouse Gases
Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels, and some initial steps toward definitive regulation have been taken, all with various compliance dates and reduction strategies.  In addition, laws have been enacted in Kansas and Missouri, the states in which the Company’s electric utility subsidiaries operate, establishing renewable resource standards.  Greenhouse gas regulation has the potential of having significant financial and operational impacts on KCP&L and GMO, including with respect to achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until legislation is passed or regulations enacted.  Management will continue to monitor the progress of relevant bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

The American Clean Energy and Security Act of 2009 (Act) passed the U.S. House of Representatives in June 2009.  The Act would establish a 20 percent renewable electricity standard (Federal RES) by 2020, starting with an initial 6 percent requirement by 2012.  The Act would also establish a greenhouse gas cap and trade program, requiring KCP&L, GMO and other affected entities to comply by surrendering allowances or offsets for each ton of greenhouse gas emitted.  The number of allowances would be initially set and then reduced over time, with the projected effect of reducing greenhouse gas emissions below 2005 levels by 3 percent, 17 percent, 42 percent, and 83 percent by 2012, 2020, 2030, and 2050, respectively.  In addition, the Act would establish CO2 emission performance standards for new coal-fired units that receive an initial permit after January 1, 2009.

The Act is complex, and there are many aspects of the Act that cannot be reasonably estimated, including the availability and price of allowances and offsets in the market to be established by the Act.  As well, it is not possible to reasonably project the provisions of greenhouse gas legislation that may ultimately be enacted by Congress.  Subject to these qualifications and uncertainties, management currently projects that KCP&L and GMO would be allocated up to approximately 60% and 50%, respectively, fewer allowances than needed to cover their projected 2012 CO2 emissions (assuming no change in operations).  KCP&L and GMO would be required to reduce emissions, purchase allowances or offsets, or a combination of both.  KCP&L and GMO would seek recovery of compliance costs in rates; however, there is no assurance regarding the timing or amount of compliance costs recovery.  The ultimate annual cost of compliance with the Federal RES and the cap and trade program cannot be estimated at this time, but could be in an initial range of about $300 million to $800 million for Great Plains Energy, including $200 million to $600 million for KCP&L.  These potential costs could require initial electric rate increases aggregating about 15% to 45% for Great Plains Energy, including 20% to 50% for KCP&L.  As the number of allowances is reduced, and the Federal RES increases over time, the costs and resulting electric rate increases would increase from the initial levels.  Additional greenhouse gas bills may be introduced in Congress, but the provisions of any legislation that may be enacted, including when and to what extent such legislation will regulate CO2, cannot be determined at this time.

Even if there are no new Congressional mandates, the EPA is considering the regulation of greenhouse gases under the existing Clean Air Act.  In 2007, the U.S. Supreme Court determined that greenhouse gases are air pollutants covered by the Clean Air Act.  The Court held that the EPA must determine whether or not emissions of greenhouse gases from new motor vehicles cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA proposed two distinct findings regarding greenhouse gases under the Clean Air Act.  In the first finding, referred to as the endangerment finding, the EPA proposed that the current and projected concentrations of the mix of six greenhouse gases, including CO2, in the atmosphere threaten the public health and welfare of current and future generations.  In the second finding, referred to as the cause or contribute finding, the EPA proposed that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and therefore, contribute to the threat of climate change.  The EPA further indicated that this proposed finding would not itself impose any requirements on industry because an endangerment finding under one provision of the Clean Air Act would not by itself automatically trigger regulation under the entire Act.  However, the EPA could propose rulemaking specific to the Federal Prevention of Significant Deterioration (PSD) permit, New Sources Performance Standards, or other programs as identified in the EPA’s July 2008 advanced notice of proposed rulemaking on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  These potential rules may ultimately regulate other sources of CO2, which may include KCP&L and GMO facilities.

In December 2008, the EPA issued an interpretive memo declaring that CO2 is not currently subject to regulation under the PSD program; however, in February 2009 the EPA announced that it plans to reconsider the interpretive memo and publish a related notice of rulemaking in the near future.  The EPA may ultimately determine to regulate greenhouse gases under the Clear Air Act, either through direct regulation of CO2 and other greenhouse gases, or through new PSD requirements.  In March 2009, the EPA issued a proposed rule for mandatory greenhouse gas reporting from large greenhouse gas emissions sources which would include KCP&L and GMO facilities.

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO in 2011) required to come from solar resources.  Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on

KCP&L and GMO cannot be reasonably estimated at this time.  However, there is a potential that KCP&L could be required to add up to 115 MW in additional renewable energy resources, including 2 MW of solar resources, by 2011, which could be satisfied through ownership, purchase power agreements or renewable energy credits.  See Note 7 for a discussion of the Collaboration Agreement wind generation commitments and current wind project agreements.  Subject to the final MPSC regulations, GMO expects that its existing renewable resources will achieve compliance with the Missouri standards until 2014, except for the solar resources requirement.  KCP&L and GMO issued a request for proposals for solar resources, and are evaluating the responses.  Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

Ozone and NO2
In June 2007, monitor data indicated that the Kansas City area violated the primary eight-hour ozone national ambient air quality standard (NAAQS).  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s and GMO’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address the violation but has not yet acted.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.  However, the EPA’s response could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

In March 2008, the EPA significantly strengthened its NAAQS for ground-level ozone.  The EPA revised the primary eight-hour ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA also strengthened the secondary eight-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standards, set in 1997, were effectively 0.084 ppm.

In March 2009, the Missouri Department of Natural Resources (MDNR) and KDHE submitted to the EPA their determinations that the Kansas City area is a nonattainment area.  By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans outlining how states will reduce ozone to meet the standards in nonattainment areas.  Although the impact on KCP&L’s and GMO’s operations will not be known until after the final nonattainment designations and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

In June 2009, the EPA proposed to strengthen the primary NAAQS for nitrogen dioxide (NO2).  The EPA is proposing to establish a new 1-hour NO2 standard at a level between 0.080 to 0.100 ppm.  The EPA is taking comment on alternative levels for the 1-hour standard down to 0.065 ppm.  The EPA is proposing to retain the current annual average NO2 standard of 0.053 ppm.  As an alternative to the proposed approach, the EPA is requesting comment on supplementing the current annual standard with a community-wide 1-hour NO2 standard in the range of 0.050 to 0.075 ppm.  Although the impact on KCP&L’s and GMO’s operations will not be known until after the final rules are promulgated, nonattainment designations approved, and the state implementation plans submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Montrose Station Notice of Violation
In June 2009, KCP&L received notification from the MDNR alleging that its Montrose Station had excess particulate matter emissions in 2008.  KCP&L is working with the MDNR to resolve this issue and management believes the outcome will have an insignificant impact to Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Section 316(b) of the Act is designed to protect aquatic life from being killed or injured by cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In April 2009, the U.S. Supreme Court ruled that the EPA permissibly relied on cost-benefit analysis in setting the national performance standards and in providing for cost-benefit variances from those standards as part of the applicable 316(b) regulations for minimizing adverse environmental impact at cooling water intake structures.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.

Coal Combustion Products
Since an incident at an ash containment area in December 2008 at a Tennessee Valley Authority site, federal legislation has been introduced and information requests issued regarding the handling and disposal of coal combustion products.  In addition, the EPA has indicated it will issue proposed federal regulations for coal combustion product disposal by the end of this year.  Coal combustion product-related legislation or regulation has the potential of having a significant financial and operational impact on KCP&L and GMO in connection with achieving compliance with the requirements that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.

Environmental Remediation
Some federal and state laws hold current and previous owners or operators of real property, and any person who arranges for the disposal or treatment of hazardous substances at a property, liable for the costs of cleaning up contamination at or migrating from such real property, even if they did not know of and were not responsible for such contamination.  Certain laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyls (PCBs), and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At June 30, 2009, and December 31, 2008, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers ground water monitoring at a former MGP site.  At June 30, 2009, Great Plains Energy had $0.5 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.5 million accrual above, at June 30, 2009, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  There are also additional costs that are considered to be less likely but still reasonably possible to be incurred at these sites.  Based upon the results of studies at these sites and knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed the estimate by approximately $1.3 million.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.1 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

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

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  KCP&L has received approximately $3.5 million for reparations and interest for 2006 and 2007 coal deliveries.  Reparations for subsequent periods cannot be calculated at this time because actual costs for the period have not been finalized.  Union Pacific did not appeal the decision.

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers appealed this decision on March 11, 2009.

KCP&L Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty-five other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case was on a court-ordered stay to allow for some of the earlier cases to be decided first by an appellate court; however, the case entered the discovery phase in May 2009 and could be set for trial sometime in 2010.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Management cannot predict the outcome of this matter.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8 million in refunds.  MPS Merchant estimates that it is entitled to approximately an additional $10 million in refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes that period, MPS Merchant could be found to owe refunds.

FERC initiated a docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  Claims against MPS Merchant total $5.1 million.

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

The ultimate outcome of these matters cannot be predicted.

GMO South Harper Peaking Facility
GMO constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri.  Cass County and local residents filed suit claiming that county approval was required to construct the project.  In April 2008, GMO entered into an agreement with Cass County pursuant to which it filed and Cass County approved a land use application for the South Harper facilities.  GMO entered into a final settlement agreement with the members of StopAquila.org, an unincorporated association of approximately 100 individuals who opposed the facilities, and has settled all seven of the original private lawsuits filed by Cass County residents alleging that the facilities constitute a public and private nuisance.  In August 2008, a law took effect that granted the MPSC the authority to retroactively approve the development and construction of the South

Harper facilities.  GMO filed an application with the MPSC and reached a stipulation and agreement with the parties.  On March 18, 2009, the MPSC issued an order approving the agreement.

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

Everest Minority Shareholder Litigation
On October 11, 2006, minority shareholders of a former subsidiary of GMO brought suit against GMO in Circuit Court in St. Charles County, Missouri, asserting that they are entitled to put their shares to GMO for approximately $5 million because the subsidiary failed to obtain 30,000 customers by the end of 2004.  Under the put agreement, if there was a dispute regarding the customer count, it was to be resolved by an audit firm.  GMO has paid $2.3 million to the minority shareholders under related market-based put provisions.  The audit firm issued a report stating that the customer count was met.  Discovery in this case is continuing.

SEC Informal Inquiry
The enforcement staff of the SEC conducted an informal inquiry relating to common stock relinquishments by certain officers on February 6 and 7, 2009, shortly before issuance of the Company’s February 10, 2009, press release disclosing, among other things, a reduction in its common stock dividend.  The relinquished stock represented a portion of restricted shares issued in 2006 and 2007 pursuant to the Company’s Amended Long-Term Incentive Plan, all of which vested on February 6 and 7, 2009.  The officers elected to relinquish a portion of the vested shares, in lieu of paying cash, to the Company to meet their withholding tax obligations which arose in connection with the vesting of those shares.  On February 10, 2009, those officers with reporting obligations under the federal securities laws filed Forms 4 with the SEC disclosing their relinquishments.  On June 24, 2009, Great Plains Energy was formally notified that the staff’s investigation has been completed and that staff does not intend to recommend any enforcement action by the SEC.

15.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $25.6 million and $50.6 million, respectively, for the three months ended and year to date June 30, 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  In 2008, KCP&L received various support and administrative services from Services and for the three months ended and year to date June 30, 2008, these costs totaled $3.6 million and $7.5 million, respectively.  In December 2008, employees and assets of Services were transferred to KCP&L.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool may be lent on a short-term basis to KCP&L and GMO.

The following table summarizes KCP&L’s related party receivables and payables.

	June 30	December 31
	2009	2008
	(millions)
Receivable from GMO	$16.2	$23.7
Receivable from Services	0.3	4.8
Receivable from (payable to) Great Plains Energy	14.8	(1.2)
Payable to MPS Merchant	(3.4)	(3.4)

16.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of an internal risk management committee.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchase normal sale election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

The Company has posted collateral, in the normal course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  If the credit risk-related contingent features underlying these agreements were triggered, the Company would be required to post an insignificant amount of collateral to its counterparties.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS removed most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the GMO acquisition and were treated as economic hedges (non-hedging derivatives).  Due to a change in financing plans during the second quarter of 2008, Great Plains Energy redesignated the FSS from economic hedges to cash flow hedges.  Prior to the redesignation, the change in the fair value of the FSS decreased interest expense by $12.7 million and increased interest expense by $9.2 million for the three months ended and year to date June 30, 2008, respectively.  Subsequent to the redesignation, the FSS were accounted for as cash flow hedges and no ineffectiveness was recorded on the FSS in the second quarter of 2008.  Due to another change in financing plans, Great Plains Energy assigned the FSS to KCP&L.  In the first quarter of 2009, KCP&L issued $400.0 million of long-term debt and the FSS settled simultaneously with the issuance of this long-term fixed rate debt.  A pre-tax loss of $53.4 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  For the three months ended and year to date June 30, 2009, $1.3 million and $1.4 million, respectively, of the loss has been reclassified from OCI to interest expense.  At June 30, 2009, KCP&L had $52.0 million recorded in accumulated OCI for the FSS.

Treasury Locks
In the first quarter of 2008, KCP&L issued $350.0 million of long-term debt and settled three T-Locks simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense year to date June 30, 2008, included a loss of $0.7 million  due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  For the three months ended and year to date June 30, 2009, $1.1 million and $2.1 million, respectively, of the loss has been reclassified from OCI to interest expense.  An insignificant amount was reclassified from OCI to interest expense year to date June 30, 2008.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At June 30, 2009, KCP&L has hedged 41%, 4% and 4%, respectively, of its 2009, 2010 and 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At June 30, 2009, KCP&L has hedged 15% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.

GMO’s price risk policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  This program extends multiple years and the mark-to-market value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power in 2009 through 2010.  At June 30, 2009, GMO had financial contracts in place to hedge approximately 60% and 27% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for the remainder of 2009 and 2010, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s Missouri fuel adjustment clause.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments to reduce its exposure to changes in market prices with economic hedges (non-hedging derivative).  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records trading energy contracts, both physical and financial, at fair value in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Changes in fair value are recorded in the consolidated statements of income in non-operating income and on the consolidated balance sheets in derivative assets or liabilities.  For the three months ended and year to date June 30, 2009, MPS Merchant recorded increases of $0.7 million and $0.6 million, respectively, to non-operating income.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values, before the Financial Accounting Standards Board Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts,” netting of cash collateral.

	June 30		December 31
	2009		2008
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$0.7	$(0.4)	$0.7	$(0.2)
Non-hedging derivatives	-	-	46.2	(7.4)
Forward contracts
Cash flow hedges	8.6	0.4	4.5	0.6
Non-hedging derivatives	306.8	3.8	317.3	7.8
Option contracts
Non-hedging derivatives	12.8	(0.6)	28.2	0.2
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)
KCP&L
Swap contracts
Cash flow hedges	0.7	(0.4)	0.7	(0.2)
Forward contracts
Cash flow hedges	8.6	0.4	4.5	0.6
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain derivative instruments designated as hedging instruments under SFAS No. 133, as well as derivative instruments not designated as hedging instruments (non-hedging derivatives) under SFAS No. 133.  The fair values below are gross values before the FIN No. 39 netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$0.8	$0.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	8.8	5.6
Total Derivatives		$9.6	$6.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$0.8	$0.8

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended June 30, 2009	(Effective Portion)	Classification	Amount
Great Plains Energy	(millions)	(millions)
Interest rate contracts	$-	Interest Charges	$(2.4)
Commodity contracts	0.7	Fuel	-
Income tax benefit (expense)	(0.2)	Income Tax Benefit (Expense)	1.2
Total	$0.5	Total	$(1.2)
KCP&L
Interest rate contracts	$-	Interest Charges	$(2.1)
Commodity contracts	0.7	Fuel	-
Income tax benefit (expense)	(0.2)	Income Tax Benefit (Expense)	0.8
Total	$0.5	Total	$(1.3)

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Year to Date June 30, 2009	(Effective Portion)	Classification	Amount
Great Plains Energy	(millions)	(millions)
Interest rate contracts	$1.0	Interest Charges	$(3.5)
Commodity contracts	(0.3)	Fuel	-
Income tax benefit (expense)	(0.2)	Income Tax Benefit (Expense)	1.5
Total	$0.5	Total	$(2.0)
KCP&L
Interest rate contracts	$1.0	Interest Charges	$(3.1)
Commodity contracts	(0.3)	Fuel	-
Income tax benefit (expense)	(0.2)	Income Tax Benefit (Expense)	1.2
Total	$0.5	Total	$(1.9)

The following tables summarize the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Derivatives in SFAS No. 133 Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized on Regulatory
	Account on Derivatives	Income Statement
Three Months Ended June 30, 2009	(Effective Portion)	Classification	Amount
Great Plains Energy	(millions)		(millions)
Commodity contracts	$0.9	Fuel	$(3.0)
Total	$0.9	Total	$(3.0)

Year to Date June 30, 2009
Great Plains Energy
Commodity contracts	$(10.9)	Fuel	$(6.1)
Total	$(10.9)	Total	$(6.1)

The following tables represent the change in fair value of the MPS Merchant non-hedging derivatives.

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
		Amount of Gain (Loss)
	Income Statement	Recognized in Income
Three Months Ended June 30, 2009	Classification	on Derivative
Great Plains Energy		(millions)
Commodity contracts	Non-operating income	$0.7
Total		$0.7

Year to Date June 30, 2009
Great Plains Energy
Commodity contracts	Non-operating income	$0.6
Total		$0.6

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2009	2008	2009	2008
	(millions)
Current assets	$13.5	$13.7	$13.5	$13.7
Current liabilities	(90.3)	(94.6)	(86.5)	(90.5)
Deferred income taxes	29.9	31.5	28.5	29.9
Total	$(46.9)	$(49.4)	$(44.5)	$(46.9)

Great Plains Energy’s accumulated OCI in the table above at June 30, 2009, includes $10.5 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $9.1 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
Great Plains Energy	(millions)
Interest expense	$2.4	$0.9	$3.5	$1.0
Income tax benefit (expense)	(1.2)	(0.2)	(1.5)	(0.3)
Loss from discontinued operations
Purchased power expense	-	(110.2)	-	(106.1)
Income tax benefit (expense)	-	45.5	-	43.8
OCI	$1.2	$(64.0)	$2.0	$(61.6)
KCP&L
Interest expense	$2.1	$0.8	$3.1	$0.8
Income tax benefit (expense)	(0.8)	(0.2)	(1.2)	(0.2)
OCI	$1.3	$0.6	$1.9	$0.6

17.	FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various Company measurements within the levels is as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s and KCP&L’s various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 3 – Unobservable inputs, reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and December 31, 2008.

			Fair Value Measurements Using
Description	June 30 2009	FIN No. 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$ 0.4	$ (0.4)	$ 0.4	$ 0.4	$ -
Nuclear decommissioning trust (b)
Equity securities	35.9	-	35.9	-	-
Debt securities
U.S. Treasury	18.8	-	18.8	-	-
U.S. Agency	9.0	-	-	6.1	2.9
State and local obligations	4.5	-	-	4.0	0.5
Corporate bonds	21.4	-	-	21.4	-
Mortgage backed securities	3.8	-	-	0.3	3.5
Other	0.9	-	-	0.9	-
Total Nuclear Decommissioning Trust	94.3	-	54.7	32.7	6.9
Total	94.7	(0.4)	55.1	33.1	6.9
Liabilities
Derivative instruments (a)	0.4	(0.4)	-	0.8	-
Total	$ 0.4	$ (0.4)	$ -	$ 0.8	$ -
Other Great Plains Energy
Assets
Derivative instruments (a)	$ 8.3	$ (0.5)	$ 0.5	$ 4.9	$ 3.4
SERP rabbi trust (b)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.7	-	-	6.7	-
Total SERP rabbi trust	6.9	-	0.2	6.7	-
Total	15.2	(0.5)	0.7	11.6	3.4
Liabilities
Derivative instruments (a)	0.1	(5.5)	5.5	0.1	-
Total	$ 0.1	$ (5.5)	$ 5.5	$ 0.1	$ -
Great Plains Energy
Assets
Derivative instruments (a)	$ 8.7	$ (0.9)	$ 0.9	$ 5.3	$ 3.4
Nuclear decommissioning trust (b)	94.3	-	54.7	32.7	6.9
SERP rabbi trust (b)	6.9	-	0.2	6.7	-
Total	109.9	(0.9)	55.8	44.7	10.3
Liabilities
Derivative instruments (a)	0.5	(5.9)	5.5	0.9	-
Total	$ 0.5	$ (5.9)	$ 5.5	$ 0.9	$ -

			Fair Value Measurements Using
Description	December 31 2008	FIN No. 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$ 0.6	$ -	$ -	$ 0.6	$ -
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
Total	95.8	-	52.9	36.1	6.8
Liabilities
Derivative instruments (a)	80.3	-	-	80.3	-
Total	$ 80.3	$ -	$ -	$ 80.3	$ -
Other Great Plains Energy
Assets
Derivative instruments (a)	$ 17.2	$ (0.7)	$ 3.2	$ 10.9	$ 3.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	23.9	(0.7)	3.4	17.4	3.8
Liabilities
Derivative instruments (a)	5.9	(11.4)	10.1	7.2	-
Total	$ 5.9	$ (11.4)	$ 10.1	$ 7.2	$ -
Great Plains Energy
Assets
Derivative instruments (a)	$ 17.8	$ (0.7)	$ 3.2	$ 11.5	$ 3.8
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	119.7	(0.7)	56.3	53.5	10.6
Liabilities
Derivative instruments (a)	86.2	(11.4)	10.1	87.5	-
Total	$ 86.2	$ (11.4)	$ 10.1	$ 87.5	$ -

(a)	The fair value of derivative instruments is estimated using market quotes over-the-counter forward priced and volatility curves and correlation among fuel prices, net of estimated credit risk.
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
At June 30, 2009, and December 31, 2008, Great Plains Energy netted $5.0 million and $10.7 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date June 30, 2009 and 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance April 1, 2009	$3.6	$-	$3.2	$6.8	$2.6	$9.4
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	-	0.2	0.3	-	0.3
Included in non-operating income	-	-	-	-	0.8	0.8
Purchase, issuances, and settlements	(0.8)	-	-	(0.8)	-	(0.8)
Transfers in and/or out of Level 3	-	0.5	0.1	0.6	-	0.6
Balance June 30, 2009	$2.9	$0.5	$3.5	$6.9	$3.4	$10.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2009	$-	$-	$-	$-	$1.0	$1.0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.2	-	0.2	0.4	-	0.4
Included in non-operating income	-	-	-	-	0.2	0.2
Purchase, issuances, and settlements	(1.2)	-	0.4	(0.8)	(0.6)	(1.4)
Transfers in and/or out of Level 3	-	0.5	-	0.5	-	0.5
Balance June 30, 2009	$2.9	$0.5	$3.5	$6.9	$3.4	$10.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2009	$-	$-	$-	$-	$(0.2)	$(0.2)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance April 1, 2008	$6.0	$93.0	$99.0
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.1)	-	(0.1)
Purchase, issuances, and settlements	(0.7)	-	(0.7)
Transfers in and/or out of Level 3	3.7	-	3.7
Discontinued operations	-	(93.0)	(93.0)
Balance June 30, 2008	$8.9	$-	$8.9

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.2)	-	(0.2)
Purchase, issuances, and settlements	(1.1)	-	(1.1)
Transfers in and/or out of Level 3	3.7	(16.4)	(12.7)
Discontinued operations	-	(6.0)	(6.0)
Balance June 30, 2008	$8.9	$-	$8.9

Great Plains Energy and KCP&L adopted FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” on January 1, 2009.  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  Management evaluated the impact of adoption to those nonfinancial assets and liabilities delayed by FSP SFAS No. 157-2 and determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP became effective in the second quarter of 2009 for Great Plains Energy and KCP&L.  Management determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In May 2009, the FASB proposed FSP SFAS No. 157-f, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the second half of 2009.

18.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
Great Plains Energy	2009	2008	2009	2008
Current income taxes	(millions)
Federal	$(12.1)	$(14.3)	$(17.4)	$(19.7)
State	(2.3)	7.0	(3.7)	6.3
Foreign	1.2	-	1.2	-
Total	(13.2)	(7.3)	(19.9)	(13.4)
Deferred income taxes
Federal	14.6	(42.1)	(7.8)	(16.6)
State	5.6	23.1	4.8	31.2
Total	20.2	(19.0)	(3.0)	14.6
Noncurrent income taxes
Federal	0.7	1.0	(0.9)	1.3
State	0.1	0.3	(0.1)	0.3
Foreign	(0.4)	-	(2.5)	-
Total	0.4	1.3	(3.5)	1.6
Investment tax credit
Deferral	8.1	51.5	16.2	51.5
Amortization	(0.5)	(0.4)	(1.1)	(0.7)
Total	7.6	51.1	15.1	50.8
Total income tax expense (benefit)	15.0	26.1	(11.3)	53.6
Less: taxes on discontinued operations
Current tax expense	-	25.4	-	25.7
Deferred tax expense (benefit)	(2.0)	(32.2)	(2.0)	4.5
Noncurrent income tax expense	-	0.9	-	0.9
Income tax expense (benefit) on continuing operations	$17.0	$32.0	$(9.3)	$22.5

	Three Months Ended		Year to Date
	June 30		June 30
KCP&L	2009	2008	2009	2008
Current income taxes	(millions)
Federal	$10.7	$(32.3)	$10.5	$(34.6)
State	2.0	0.3	1.9	0.3
Total	12.7	(32.0)	12.4	(34.3)
Deferred income taxes
Federal	(6.0)	(21.7)	(14.8)	(21.6)
State	0.8	31.2	1.0	31.2
Total	(5.2)	9.5	(13.8)	9.6
Noncurrent income taxes
Federal	0.6	0.3	(0.7)	0.6
State	0.1	0.1	-	0.1
Total	0.7	0.4	(0.7)	0.7
Investment tax credit
Deferral	8.1	51.5	16.2	51.5
Amortization	(0.3)	(0.4)	(0.7)	(0.7)
Total	7.8	51.1	15.5	50.8
Total	$16.0	$29.0	$13.4	$26.8

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended June 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$18.8	$15.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.7)	(1.1)	(5.0)	(2.4)
Amortization of investment tax credits	(0.5)	(0.4)	(1.0)	(0.8)
Federal income tax credits	(2.1)	(2.9)	(3.8)	(6.4)
State income taxes	2.0	1.9	3.6	4.2
Rate change on deferred taxes	-	19.3	-	42.6
Changes in uncertain tax positions, net	0.8	(0.6)	1.5	(1.4)
GMO transaction costs	-	(0.1)	-	(0.3)
Valuation allowance	0.5	-	0.9	-
Other	0.2	0.1	0.4	0.4
Total	$17.0	$32.0	31.6%	70.9%

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Year to Date June 30	2009	2008	2009		2008
	(millions)
Federal statutory income tax	$17.2	$10.6	35.0%		35.0%
Differences between book and tax
depreciation not normalized	(6.2)	(1.3)	(12.5)		(4.4)
Amortization of investment tax credits	(1.1)	(0.7)	(2.2)		(2.3)
Federal income tax credits	(4.6)	(5.0)	(9.4)		(16.6)
State income taxes	1.4	0.9	2.8		3.1
Rate change on deferred taxes	-	19.3	-		63.7
Changes in uncertain tax positions, net	(73.3)	(0.6)	(148.8)		(2.1)
GMO transaction costs	-	(0.3)	-		(1.1)
Valuation allowance	56.5	-	114.8		-
Other	0.8	(0.4)	1.4		(1.1)
Total	$(9.3)	$22.5	(18.9	) %	74.2%

KCP&L	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended June 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$17.8	$12.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.5)	(1.1)	(3.0)	(3.0)
Amortization of investment tax credits	(0.3)	(0.4)	(0.7)	(1.0)
Federal income tax credits	(1.9)	(2.8)	(3.7)	(7.7)
State income taxes	1.8	1.0	3.5	2.6
Rate change on deferred taxes	-	20.3	-	55.0
Changes in uncertain tax positions, net	-	(0.6)	-	(1.7)
Parent company tax benefits (a)	-	(0.8)	-	(2.2)
Other	0.1	0.5	0.2	1.4
Total	$16.0	$29.0	31.3%	78.4%

KCP&L	Income Tax Expense (Benefit)		Income Tax Rate
Year to Date June 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$19.8	$18.1	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(3.8)	(1.3)	(6.8)	(2.6)
Amortization of investment tax credits	(0.7)	(0.7)	(1.2)	(1.4)
Federal income tax credits	(4.2)	(4.9)	(7.4)	(9.5)
State income taxes	1.8	1.3	3.2	2.5
Rate change on deferred taxes	-	20.3	-	39.2
Changes in uncertain tax positions, net	0.1	(0.6)	0.1	(1.2)
Parent company tax benefits (a)	-	(5.2)	-	(10.0)
Other	0.4	(0.2)	0.7	(0.2)
Total	$13.4	$26.8	23.6%	51.8%
(a) The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on
July 14, 2008. As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (FIN No. 48).  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before tax benefits can be recognized in the financial statements.

At June 30, 2009, and December 31, 2008, Great Plains Energy had $33.4 million and $97.3 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $17.3 million at June 30, 2009, and $80.2 million at December 31, 2008, is expected to impact the effective tax rate if recognized.  The $63.9 million decrease in unrecognized tax benefits is primarily due to a decrease of $74.5 million related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, offset by an increase of $11.6 million of unrecognized tax benefits related to prior year tax positions taken on GMO tax returns.  The tax benefits recognized related to the 2003-2004 IRS audit were also offset by an increase in valuation allowance for federal and state net operating losses of $56.0 million and a reduction in deferred income tax assets of $2.5 million, which resulted in an increase to net income of $16.0 million.

At June 30, 2009, and December 31, 2008, KCP&L had $16.9 million and $17.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $1.1 million at June 30, 2009, and $1.2 million at December 31, 2008, is expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2009	2008	2009	2008
	(millions)
Beginning balance	$97.3	$21.9	$17.6	$19.6
Additions for current year tax positions	2.1	5.3	2.0	3.8
Additions for prior year tax positions	-	2.6	-	2.6
Additions for GMO prior year tax positions	12.9	77.0	-	-
Reductions for prior year tax positions	(1.0)	(0.8)	(0.6)	(0.7)
Settlements	(76.6)	(8.5)	(2.1)	(7.5)
Statute expirations	-	(0.2)	-	(0.2)
Foreign currency translation adjustments	(1.3)	-	-	-
Ending balance	$33.4	$97.3	$16.9	$17.6

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At June 30, 2009, and December 31, 2008, accrued interest related to unrecognized tax benefits for Great Plains Energy was $5.5 million and $2.6 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.0 million at June 30, 2009.  For the three months ended and year to date June 30, 2009, Great Plains Energy recognized an increase of $0.5 million and $0.7 million, respectively, of interest expense related to unrecognized tax benefits.  The year to date increases in interest expense of $2.9 million and penalties of $1.0 million were primarily associated with prior year GMO tax return positions identified and recorded to goodwill.

Year to date June 30, 2009, KCP&L recognized a $0.2 million reduction of interest expense related to unrecognized tax benefits.  KCP&L had accrued interest related to unrecognized tax benefits of $1.5 million at June 30, 2009, and $1.7 million at December 31, 2008.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006 tax year and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) for a former GMO subsidiary for the 2002 tax year.  It is reasonably possible that a settlement may be reached for both audits within the next twelve months.  The Company is unable to estimate the amount of unrecognized tax benefits that may be recognized in the next twelve months related to the IRS audit and other statute expirations, but management estimates the Company will reduce unrecognized tax benefits associated with the CRA audit by $1.2 million in the next twelve months.

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

For the three months ended and year to date June 30, 2009, Great Plains Energy and KCP&L recognized current federal tax benefits of $8.1 million and $16.2 million, respectively.  For the same periods in 2008, Great Plains Energy and KCP&L recognized current federal tax benefits of $51.5 million.  However, tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized deferred advanced coal ITC expense to offset the current federal tax benefit.  At June 30, 2009, Great Plains Energy and KCP&L had $90.5 million of deferred advanced coal ITC.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

The unaffiliated owners of Iatan No. 2, holding an aggregate 27% interest in the unit, have asserted that they have proportionate rights to the credits, and have commenced an arbitration action under the Iatan No. 2 ownership agreement seeking to recover the proportionate value from KCP&L.  Discovery is ongoing in this arbitration.

19.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  For the three months ended and year to date June 30, 2008, the electric utility segment is the same as the previously reported KCP&L segment.  Other includes GMO activity other than its regulated utility operations, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  GMO is only included for periods subsequent to July 14, 2008.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric Utility		Great Plains
June 30, 2009		Other	Energy
	(millions)
Operating revenues	$480.5	$-	$480.5
Depreciation and amortization	(73.4)	-	(73.4)
Interest charges	(40.7)	(6.2)	(46.9)
Income tax benefit (expense)	(19.1)	2.1	(17.0)
Loss from equity investments	-	(0.1)	(0.1)
Discontinued operations	-	(3.1)	(3.1)
Net income (loss) attributable to Great Plains Energy	42.8	(9.1)	33.7

Year to Date	Electric Utility		Great Plains
June 30, 2009		Other	Energy
	(millions)
Operating revenues	$899.7	$-	$899.7
Depreciation and amortization	(142.4)	-	(142.4)
Interest charges	(75.0)	(9.2)	(84.2)
Income tax benefit (expense)	(13.3)	22.6	9.3
Loss from equity investments	-	(0.2)	(0.2)
Discontinued operations	-	(3.1)	(3.1)
Net income attributable to Great Plains Energy	50.2	5.2	55.4

Three Months Ended	Electric Utility		Great Plains
June 30, 2008		Other	Energy
	(millions)
Operating revenues	$335.0	$-	$335.0
Depreciation and amortization	(50.8)	-	(50.8)
Interest charges	(19.9)	9.5	(10.4)
Income tax benefit (expense)	(29.0)	(3.0)	(32.0)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(18.2)	(18.2)
Net income (loss) attributable to Great Plains Energy	7.9	(12.9)	(5.0)

Year to Date	Electric Utility		Great Plains
June 30, 2008		Other	Energy
	(millions)
Operating revenues	$632.6	$-	$632.6
Depreciation and amortization	(101.0)	-	(101.0)
Interest charges	(36.7)	(15.3)	(52.0)
Income tax benefit (expense)	(26.8)	4.3	(22.5)
Loss from equity investments	-	(0.8)	(0.8)
Discontinued operations	-	34.7	34.7
Net income attributable to Great Plains Energy	24.9	17.6	42.5

	Electric Utility			Great Plains
		Other	Eliminations	Energy
June 30, 2009	(millions)
Assets	$8,537.4	$95.1	$(500.0)	$8,132.5
Capital expenditures (a)	496.7	-	-	496.7
December 31, 2008
Assets (b)	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9
(a) Capital expenditures reflect year to date amounts for the periods presented.
(b) Other includes assets of discontinued operations.

20.	DISCONTINUED OPERATIONS

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy to Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Strategic Energy is reported as discontinued operations for the periods presented.  During the second quarter of 2009, Great Plains Energy recorded $5.1 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  The following table summarizes the income from Strategic Energy’s discontinued operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Revenues	$-	$139.6	$-	$667.4

Income from operations before income taxes (a)	$-	$92.5	$-	$182.4
Loss on disposal before income taxes	(5.1)	(116.6)	(5.1)	(116.6)
Total income (loss) on discontinued operations
before income taxes	(5.1)	(24.1)	(5.1)	65.8
Income tax benefit (expense)	2.0	5.9	2.0	(31.1)
Income (loss) from discontinued operations,
net of income taxes	$(3.1)	$(18.2)	$(3.1)	$34.7
(a)	Three months ended and year to date June 30, 2008, amounts include $106.0 million and $189.1 million, respectively of unrealized net gains related to derivatives contracts.

21.	SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Management is unaware of any subsequent events to August 5, 2009, which is the date the financial statements were issued, and found no significant subsequent events which would require disclosure.

22.	NEW ACCOUNTING STANDARDS

SFAS No. 166
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which amends the derecognition guidance in SFAS No. 140 and eliminates the concept of a qualifying special-purpose entity (QSPEs).  The provisions of this statement are effective for Great Plains Energy and KCP&L for financial asset transfers occurring after January 1, 2010, and requires transferors to evaluate all existing QSPEs to determine whether they must be consolidated effective January 1, 2010, in accordance with SFAS No. 167.   Management is currently evaluating the impact of SFAS No. 166 and has not yet determined the impact on Great Plains Energy’s and KCP&L’s consolidated financial statements.

SFAS No. 167
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities (VIEs) requiring companies to reconsider previous Interpretation No. 46(R) conclusions, including whether an entity is a VIE, whether the Company is the VIEs primary beneficiary and what type of financial statement disclosures are required.  The provisions of this statement are effective January 1, 2010, for Great Plains Energy and KCP&L.  Management is currently evaluating the impact of SFAS No. 167 and has not yet determined the impact on Great Plains Energy’s and KCP&L’s consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries are KCP&L, GMO, KLT Inc. and Services.  Great Plains Energy acquired GMO on July 14, 2008.  Great Plains Energy’s sole reportable business segment is electric utility for the periods presented.  For the three months ended and year to date June 30, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2009, were $33.3 million, or $0.26 per share, including a loss of $3.1 million, or $0.02 per share, from the discontinued operations of Strategic Energy and income of $8.4 million, or $0.07 per share, from GMO.  For the same period in 2008, Great Plains Energy had a loss available for common shareholders of $5.4 million, or $0.06 per share, including a loss of $18.2 million or $0.21 per share, from the discontinued operations of Strategic Energy.  Great Plains Energy’s earnings available for common shareholders year to date June 30, 2009, were $54.6 million, or $0.44 per share, including a loss of $3.1 million, or $0.03 per share, from the discontinued operations of Strategic Energy and income of $24.6 million, or $0.20 per share, from GMO.  The $24.6 million from GMO includes a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009.  For the same period in 2008, Great Plains Energy had earnings available for common shareholders of $41.7 million, or $0.49 per share, including income from discontinued operations of $34.7 million, or $0.40 per share.  Compared to the same periods in 2008, earnings for the three months ended and year to date June 30, 2009, were increased by lower purchased power expense, lower other operating expense, lower income tax expense and increased AFUDC, partially offset by lower wholesale revenues, increased depreciation expense and increased interest expense at KCP&L.

Strategic Focus
Comprehensive Energy Plan – Iatan No. 1 environmental and Iatan No. 2
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and certain Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  KCP&L continues to make progress on the construction of Iatan No. 2.  During the second quarter of 2009, KCP&L completed a cost and schedule reforecast for the Iatan No. 2 project.  The anticipated in-service date for Iatan No. 2 is late summer of 2010.  The following table summarizes the current cost estimates for Iatan No. 2, exclusive of AFUDC and any costs for Iatan Common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The cost estimates for Iatan Common facilities are unchanged from the amounts disclosed in the 2008 Form 10-K.

	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
KCP&L's 55% share of Iatan No. 2	$868	-	$904	$847	-	$904	$21	-	$-
Great Plains Energy's 73% share of Iatan No. 2	1,153	-	1,201	1,125	-	1,201	28	-	-

Regulatory Proceedings
In September 2008, KCP&L filed a request with the MPSC for an annual rate increase of $101.5 million, with $15.1 million of that amount treated for accounting purposes as additional amortization.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before the MPSC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.

In September 2008, GMO filed a request with the MPSC for an annual electric rate increase of $83.1 million ($66.0 million for GMO’s MPS jurisdiction, and $17.1 million for GMO’s L&P jurisdiction.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s electric rate case before the MPSC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO Missouri portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The order also continues the GMO MPS and L&P FACs.

In September 2008, GMO filed a request with the MPSC for an annual steam rate increase of $1.3 million.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s steam rate case before the MPSC.  The stipulation and agreement provides for an increase in annual revenues of approximately $1 million, effective July 1, 2009.  The order allows for the QCA fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The previous sharing mechanism was set at 80% above the fuel cost included in base rates.

In September 2008, KCP&L filed a request with KCC for an annual rate increase of $71.6 million, with $11.2 million of that amount treated for accounting purposes as additional amortization.  On July 24,

2009, KCC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before KCC.  The stipulation and agreement provides for, among other things, an increase in annual revenues of $59 million effective August 1, 2009, with $18 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009 and in-service as of July 4, 2009, and (ii) $2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009.  There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.

RELATED PARTY TRANSACTIONS

See Note 15 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 13 to the consolidated financial statements for information regarding environmental matters.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included for the periods subsequent to the July 14, 2008, date of acquisition.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$480.5	$335.0	$899.7	$632.6
Fuel	(96.8)	(58.3)	(184.4)	(113.0)
Purchased power	(37.6)	(38.2)	(94.8)	(69.0)
Other operating expenses	(182.4)	(136.1)	(366.9)	(278.9)
Depreciation and amortization	(73.4)	(50.8)	(142.4)	(101.0)
Operating income	90.3	51.6	111.2	70.7
Non-operating income and expenses	10.6	4.4	22.5	12.4
Interest charges	(46.9)	(10.4)	(84.2)	(52.0)
Income tax (expense) benefit	(17.0)	(32.0)	9.3	(22.5)
Loss from equity investments	(0.1)	(0.4)	(0.2)	(0.8)
Income from continuing operations	36.9	13.2	58.6	7.8
Income (loss) from discontinued operations	(3.1)	(18.2)	(3.1)	34.7
Net income (loss)	33.8	(5.0)	55.5	42.5
Less: Net income attributable to noncontrolling interest	(0.1)	-	(0.1)	-
Net income (loss) attributable to Great Plains Energy	33.7	(5.0)	55.4	42.5
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings (loss) available for common shareholders	$33.3	$(5.4)	$54.6	$41.7

Three Months Ended June 30, 2009 Compared to June 30, 2008
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2009, increased to $33.3 million, or $0.26 per share, from a loss of $5.4 million, or $0.06 per share, for the same period in 2008.  A higher average number of common shares diluted earnings per share by $0.13 for the three months ended June 30, 2009.  Great Plains Energy’s significant share issuances were 32.2 million common shares for the acquisition of GMO in July 2008 and 11.5 million common shares in May 2009.

Electric utility’s net income increased $34.9 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased electric utility’s net income $7.9 million.  The remaining increase was primarily due to lower purchased power expense, lower other operating expense, lower income tax expense and increased AFUDC, partially offset by lower wholesale revenues, increased depreciation expense and increased interest expense at KCP&L.

Great Plains Energy’s corporate and other activities recognized a loss from continuing operations of $6.4 million for the three months ended June 30, 2009, compared to income of $4.9 million for the same period in 2008 due to $3.5 million of additional interest expense for Equity Units issued in 2009 and the 2008 impact of an $8.0 million after-tax gain for the change in fair value of interest rate hedges.  The acquisition of GMO increased Great Plains Energy’s corporate and other activities income $0.5 million.

Year to Date June 30, 2009 Compared to June 30, 2008
Great Plains Energy’s earnings available for common shareholders year to date June 30, 2009, increased to $54.6 million, or $0.44 per share, from $41.7 million, or $0.49 per share, for the same period in 2008.  A higher average number of common shares diluted earnings per share by $0.20 year to date June 30, 2009.  Great Plains Energy’s significant share issuances were 32.2 million common shares for the acquisition of GMO in July 2008 and 11.5 million common shares in May 2009.

Electric utility’s net income increased $25.3 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased electric utility’s net income $6.9 million.  The remaining increase was primarily due to lower purchased power expense, lower other operating expense, lower income tax expense and increased AFUDC, partially offset by lower wholesale revenues, increased depreciation expense and increased interest expense at KCP&L.

Great Plains Energy’s corporate and other activities recognized income from continuing operations of $7.5 million year to date June 30, 2009, compared to a loss of $17.9 million for the same period in 2008.  The acquisition of GMO increased Great Plains Energy’s corporate and other activities income $17.7 million.  This $17.7 million includes a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009.  The favorable GMO impact was partially offset by $3.5 million of additional interest expense for Equity Units issued in 2009.  Additionally, 2008 reflects a $5.7 million after-tax loss for the change in fair value of interest rate hedges, $4.8 million of merger labor expense and $3.4 million of after-tax income related to the release of an accrued legal liability.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$480.5	$335.0	$899.7	$632.6
Fuel	(96.8)	(58.3)	(184.4)	(113.0)
Purchased power	(37.6)	(38.2)	(94.8)	(69.0)
Other operating expenses	(178.2)	(135.2)	(359.4)	(267.7)
Depreciation and amortization	(73.4)	(50.8)	(142.4)	(101.0)
Operating income	94.5	52.5	118.7	81.9
Non-operating income and expenses	8.1	4.3	19.8	6.5
Interest charges	(40.7)	(19.9)	(75.0)	(36.7)
Income tax expense	(19.1)	(29.0)	(13.3)	(26.8)
Net income	$42.8	$7.9	$50.2	$24.9

Electric Utility Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change (a)	2009	2008	Change (a)
Retail revenues	(millions)			(millions)
Residential	$182.1	$105.0	NM	$350.9	$205.4	NM
Commercial	193.1	131.4	NM	350.4	243.5	NM
Industrial	44.1	29.4	NM	79.6	53.7	NM
Other retail revenues	4.5	2.7	NM	8.4	5.1	NM
Fuel recovery mechanism under recovery	2.7	7.8	NM	14.5	17.3	NM
Total retail	426.5	276.3	NM	803.8	525.0	NM
Wholesale revenues	45.0	54.7	NM	73.7	97.8	NM
Other revenues	9.0	4.0	NM	22.2	9.8	NM
Electric utility revenues	$480.5	$335.0	NM	$899.7	$632.6	NM

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change (a)	2009	2008	Change (a)
Retail MWh sales	(thousands)			(thousands)
Residential	1,929	1,155	NM	4,220	2,561	NM
Commercial	2,705	1,891	NM	5,255	3,745	NM
Industrial	795	546	NM	1,524	1,027	NM
Other retail MWh sales	31	20	NM	60	35	NM
Total retail	5,460	3,612	NM	11,059	7,368	NM
Wholesale MWh sales	1,441	1,140	NM	2,254	2,083	NM
Electric utility MWh sales	6,901	4,752	NM	13,313	9,451	NM
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Retail revenues increased $150.2 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased retail revenue $148.6 million.  The remaining increase at KCP&L was due to favorable weather in 2009, with a 17% increase in cooling degree days, mostly offset by a decline in weather-normalized customer usage.  Retail revenues increased $278.8 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased retail revenue $281.3 million.

Wholesale revenues decreased $9.7 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased wholesale revenues $1.8 million.  The decrease at KCP&L was due to a 41% decrease in the average market price per MWh to $30.39, primarily due to lower natural gas prices, partially offset by a 23% increase in MWh sold, resulting from a 9% increase in MWh generated combined with increased MWhs available for sale due to slightly reduced retail demand.  Wholesale revenues decreased $24.1 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased wholesale revenues $3.2 million.  The decrease at KCP&L was due to a 38% decrease in the average market price per MWh to $30.53, primarily due to lower natural gas prices, partially offset by a 4% increase in MWh sold.

Electric Utility Fuel and Purchased Power

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change	2009	2008	Change (a)
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	4,858	3,718	NM(a)	8,762	7,035	NM(a)
Nuclear	1,151	599	92	2,352	1,544	52
Natural gas and oil	93	29	NM(a)	118	54	NM(a)
Wind	89	111	(21)	191	215	(11)
Total Generation	6,191	4,457	NM(a)	11,423	8,848	NM(a)
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date June 30, 2009, decreased to 78% and 70%, respectively, from 80% and 76% for the same periods in 2008.  The year to date decrease was primarily due to the scheduled Iatan No. 1 outage for a unit overhaul and to tie in new environmental equipment.  GMO’s coal base load equivalent availability factor for the three months ended and year to date June 30, 2009, was 82% and 77%, respectively.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the capacity and equivalent availability factor for Wolf Creek increased to 97% for the three months ended and 99% and 98%, respectively, year to date June 30, 2009, compared to 50% and 65%, respectively, for the same periods in 2008.

Fuel expense increased $38.5 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased fuel expense $36.7 million.  The increase at KCP&L was due to an increase in MWhs generated and higher coal and coal transportation costs, mostly offset by more nuclear in the fuel mix, which has a lower cost compared to other fuel types, and lower natural gas prices.  Fuel expense increased $71.4 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased fuel expense $71.6 million.  The decrease at KCP&L was due to more nuclear in the fuel mix and lower natural gas prices, mostly offset by an increase in MWhs generated and higher coal and coal transportation costs.

Purchased power expense decreased $0.6 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased purchased power expense $23.2 million.  The decrease at KCP&L was primarily due to a 59% decrease in the average price per MWh as a result of lower natural gas prices and a 23% decrease in MWh purchases primarily due to the impact of the Wolf Creek outage in 2008.  Purchased power expense increased $25.8 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased purchased power expense $56.0 million.  The decrease at KCP&L was primarily due to a 52% decrease in the average price per MWh as a result of lower natural gas prices and a 7% decrease in MWh purchases due to reduced retail demand and the impact of the extended Wolf Creek outage in 2008, partially offset by the extended outage at Iatan No. 1 in 2009.

Electric Utility Other Operating Expenses (including utility operating expenses, maintenance, general taxes and other)
Electric utility’s other operating expenses increased $43.0 million and $91.7 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008.  The acquisition of GMO increased other operating expenses $51.3 million and $98.6 million, respectively, for the three months ended and year to date June 30, 2009.  The decrease at KCP&L was primarily due to increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $22.6 million and $41.4 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008.  The acquisition of GMO increased depreciation and amortization $18.2 million and $35.6 million for the three months ended and year to date June 30, 2009, respectively.  The remaining increases at KCP&L were due to placing the Iatan No. 1 environmental project in service during the second quarter of 2009 combined with normal depreciation activity for capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses increased $3.8 million and $13.3 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008.  The acquisition of GMO increased non-operating income and expenses $2.2 million and $5.8 million for the three months ended and year to date June 30, 2009, respectively.  The remaining increases at KCP&L were due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $20.8 million for the three months ended June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased interest charges $17.5 million.  The remaining increase at KCP&L was primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009, partially offset by an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric utility’s interest charges increased $38.3 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased interest charges $34.6 million.  The remaining increase at KCP&L was primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $9.9 million and $13.5 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008.  The acquisition of GMO increased income tax expense $3.1 million and decreased income tax expense $0.1 million for the three months ended and year to date June 30, 2009, respectively.  The remaining decreases at KCP&L for both periods were due to an increase in deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy partially offset by increased pre-tax income in 2009.  Additionally, year to date June 30, 2008, reflected $5.2 million of allocated tax benefits from holding company losses.  The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on July 14, 2008.  As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (June 30, 2009 compared to December 31, 2008)

•	Great Plains Energy’s funds on deposit decreased $5.8 million due to MPS Merchant closing positions with counterparties and reduced cash collateral requirements due to issuing a guarantee.

•
Great Plains Energy’s refundable income taxes increased $9.5 million primarily due to recognition of $16.2 million of advanced coal credits and a decrease in income tax accruals driven by various deductions available for tax purposes including bonus depreciation.  Partially offsetting these increases was a $20.5 million reclassification of tax credits to deferred income taxes – noncurrent liabilities based on the expected amount of tax credits that will be utilized during 2009 and $8.4 million of tax refunds.  See Note 18 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s deferred income taxes – current assets decreased $4.0 million primarily due to a $10.9 million reclassification to deferred income taxes – noncurrent liabilities related to a revision of expected net operating loss utilization during 2009, partially offset by normal accruals based on current year taxable income.

•	Great Plains Energy’s electric utility plant increased $728.4 million primarily due to the following projects placed in service, in addition to normal plant activity:

•	$517.0 million for the Iatan No. 1 environmental project and certain common costs placed in service; and

•	$100.4 million for environmental equipment at GMO’s Sibley No. 3 placed in service.

•
Great Plains Energy’s construction work in process decreased $329.7 million primarily due to $617.4 million of electric utility projects placed in service as described above, partially offset by a $219.9 million increase related to KCP&L’s Comprehensive Energy Plan and $51.0 million related to a KCP&L wind project, in addition to normal activity.

•	Great Plains Energy’s derivative instruments – other assets decreased $5.8 million due to the decrease in fair value of MPS Merchant natural gas contracts.

•	Great Plains Energy’s notes payable and commercial paper decreased $94.0 million and $300.4 million, respectively, primarily due to repayments with proceeds from the following:

•	KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A,

•	Great Plains Energy’s issuance of $287.5 million of Equity Units and $161.0 million of common stock, and

•	Great Plains Energy’s sale of $50.0 million of common stock under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.

These decreases were partially offset by a $79.1 million payment for the settlement of FSS and additional borrowings to support expenditures related to KCP&L’s Comprehensive Energy Plan.

•
Great Plains Energy’s accounts payable decreased $153.7 million primarily due to the timing of cash payments, including KCP&L’s Comprehensive Energy Plan projects and GMO’s Sibley SCR project, and decreases related to lower natural gas and purchased power prices.

•	Great Plains Energy’s accrued taxes increased $31.0 million primarily due to an increase in property tax accruals due to the timing of tax payments.

•	Great Plains Energy’s accrued compensation and benefits increased $7.9 million primarily due to the accrual of employee incentive compensation.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $85.7 million primarily due to the settlement of FSS simultaneously with KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.

•
Great Plains Energy’s deferred income taxes – noncurrent liabilities decreased $43.0 million primarily due to a $74.5 million reduction related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, a reclassification of $20.5 million of tax credits from refundable income taxes based on the expected amount of tax credits that will be utilized during 2009 and a $10.9 million reclassification from deferred income taxes – current assets related to a revision of expected net operating loss utilization during 2009.  These decreases were partially offset by an increase in valuation allowance for federal and state net operating losses of $56.5 million.

•
Great Plains Energy’s deferred tax credits increased $15.1 million due to recognition of $16.2 million of advanced coal credits.  See Note 18 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s long-term debt increased $669.5 million due to KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009 and Great Plains Energy’s issuance of $287.5 million of Equity Units in May 2009, partially offset by $16.5 million of amortization of GMO’s long-term debt fair value adjustment.

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

Great Plains Energy's liquid resources at June 30, 2009, consisted of $14.0 million of cash and cash equivalents on hand and $1,174.3 million of unused bank lines of credit.  The unused lines consisted of $533.2 million from KCP&L's credit facilities, $284.0 million from GMO’s revolving credit facility and $357.1 million from Great Plains Energy's revolving credit facility.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements (excluding KCP&L’s Comprehensive Energy Plan), dividends and pension benefit plan funding requirements, discussed below, with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may, however, be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth, maintain credit ratings or take advantage of new opportunities.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The decrease in cash flows from operating activities for Great Plains Energy year to date June 30, 2009, compared to the same period in 2008 is primarily due to a decrease in accounts payable due to the timing of cash payments and KCP&L’s payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.  Partially offsetting these decreases was KCP&L’s first quarter 2008 payment of $41.2 million for the settlement of three T-Locks.  Additionally, the year to date June 30, 2008, cash flows from operating activities includes Strategic Energy.  Great Plains Energy sold Strategic Energy in June 2008.  Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $117.8 million year to date June 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased cash utility capital expenditures $117.7 million.

In June 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million.  At the time of the sale Strategic Energy had $88.9 million of cash resulting in proceeds from sale of Strategic Energy, net of cash sold of $216.4 million.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date June 30, 2009, reflect proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share and proceeds of $287.5 million from the issuance of 5.8 million Equity Units in May 2009.  See Note 11 to the consolidated financial statements for more information on the Equity Units.  Also reflected in the cash flows from financing activities year to date June 30, 2009, is KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Additionally in the first quarter of 2009, Great Plains Energy sold 3,829,719 shares of common stock for $50.0 million in gross proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy has paid $22.4 million year to date June 30, 2009 for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used primarily to repay short-term borrowings.  KCP&L incurred additional short-term borrowings year to date June 30, 2008, to support expenditures related to Comprehensive Energy Plan projects.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L must maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2008, the MPSC increased KCP&L’s authorization to issue long-term debt and to enter into interest rate hedging instruments in connection with such debt to $1.4 billion through December 31, 2009.  KCP&L has utilized $1.25 billion of this amount, leaving $146.0 million of authorization remaining.  In addition, in February 2009, KCP&L received authorization to issue $196.5 million in mortgage bonds to insurers of KCP&L’s $196.5 million aggregate principal amount of EIRR Bonds Series 2005 and Series 2007, if and as required under the terms of the insurance agreements due to the issuance of other mortgage bonds by KCP&L.  KCP&L utilized this authorization with the issuance of $196.5 million in mortgage bonds to the bond insurers in March 2009.  See Note 11 to the consolidated financial statements for more information on these insurance agreements.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At June 30, 2009, there was $1.0 billion available under this authorization.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2009, KCP&L had an outstanding payable under the money pool of $1.9 million to Great Plains Energy.

GMO has $500.0 million of FERC short-term debt authorization through April 2010, subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2009, there was $398.0 million available under this authorization.  GMO has $750.0 million of FERC long-term debt authorization through July 31, 2010, none of which has been utilized.

Debt Agreements
See Note 10 to the consolidated financial statements for discussion of revolving credit facilities.

Pension and Post-retirement Plans
The Company maintains qualified defined benefit plans for substantially all employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Year to date June 30, 2009, the Company contributed $11.7 million to the plans and expects to contribute an additional $31.7 million to satisfy the funding requirements of ERISA and MPSC and KCC rate orders.  The majority of the contributions will be paid by KCP&L, which management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $15.6 million under the provisions of these plans in 2009, with the majority paid by KCP&L.

Credit Ratings
On March 6, 2009, Standard & Poor’s affirmed the “BBB” corporate credit rating and the long-term debt credit ratings for Great Plains Energy, KCP&L and GMO.  Standard & Poor’s also revised its outlook on all three companies to “Negative” from “Stable”, and lowered KCP&L’s short-term debt credit rating to “A-3” from “A-2”.

On March 11, 2009, Moody’s Investors Service lowered the senior unsecured ratings for Great Plains Energy and GMO to “Baa3” from “Baa2”.  Moody’s Investors Service also lowered KCP&L’s senior secured rating to “A3” from “A2” and KCP&L’s senior unsecured rating to “Baa1” from “A3”.  Moody’s Investors Service also affirmed KCP&L’s short term rating for commercial paper at “Prime-2” and maintained its outlook for Great Plains Energy, KCP&L, and GMO at “Negative.”

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a further decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s

revolving credit agreements.  The March 2009 credit rating actions did not have a significant impact to interest charges under such debt for the three months ended and year to date June 30, 2009.  A decrease in credit ratings could also have, among other things, an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$324.8	$335.0	$602.3	$632.6
Fuel	(60.1)	(58.3)	(112.8)	(113.0)
Purchased power	(14.4)	(38.2)	(38.8)	(69.0)
Other operating expenses	(126.9)	(135.2)	(260.8)	(267.7)
Depreciation and amortization	(55.2)	(50.8)	(106.8)	(101.0)
Operating income	68.2	52.5	83.1	81.9
Non-operating income and expenses	5.9	4.3	14.0	6.5
Interest charges	(23.2)	(19.9)	(40.4)	(36.7)
Income tax expense	(16.0)	(29.0)	(13.4)	(26.8)
Net income	$34.9	$7.9	$43.3	$24.9

KCP&L Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change	2009	2008	Change
Retail revenues	(millions)			(millions)
Residential	$114.2	$105.0	9	$212.7	$205.4	4
Commercial	137.7	131.4	5	252.9	243.5	4
Industrial	26.7	29.4	(9)	50.2	53.7	(7)
Other retail revenues	2.6	2.7	(6)	5.2	5.1	1
Kansas ECA (over) under recovery	(3.3)	7.8	(143)	1.5	17.3	(92)
Total retail	277.9	276.3	1	522.5	525.0	-
Wholesale revenues	43.2	54.7	(21)	70.5	97.8	(28)
Other revenues	3.7	4.0	(4)	9.3	9.8	(4)
KCP&L revenues	$324.8	$335.0	(3)	$602.3	$632.6	(5)

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change	2009	2008	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,205	1,155	4	2,515	2,561	(2)
Commercial	1,907	1,891	1	3,716	3,745	(1)
Industrial	460	546	(16)	910	1,027	(11)
Other retail MWh sales	21	20	(2)	44	35	21
Total retail	3,593	3,612	(1)	7,185	7,368	(2)
Wholesale MWh sales	1,397	1,140	23	2,174	2,083	4
KCP&L electric MWh sales	4,990	4,752	5	9,359	9,451	(1)

Retail revenues increased $1.6 million for the three months ended June 30, 2009, compared to the same period in 2008 primarily due to favorable weather in 2009, with a 17% increase in cooling degree days, mostly offset by a decline in weather-normalized customer usage.  Retail revenues decreased $2.5 million year to date June 30, 2009, compared to the same period in 2008 primarily due to a decline in weather-normalized customer usage.

Wholesale revenues decreased $11.5 million for the three months ended June 30, 2009, compared to the same period in 2008 due to a 41% decrease in the average market price per MWh to $30.39, primarily due to lower natural gas prices, partially offset by a 23% increase in MWh sold, resulting from a 9% increase in MWh generated combined with increased MWh available for sale due to slightly reduced retail demand.  Wholesale revenues decreased $27.3 million year to date June 30, 2009, compared to the same period in 2008 due to a 38% decrease in the average market price per MWh to $30.53, primarily due to lower natural gas prices, partially offset by a 4% increase in MWh sold.

KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	June 30%			June 30%
	2009	2008	Change	2009	2008	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	3,536	3,718	(5)	6,256	7,035	(11)
Nuclear	1,151	599	92	2,352	1,544	52
Natural gas and oil	64	29	126	68	54	26
Wind	89	111	(21)	191	215	(11)
Total Generation	4,840	4,457	9	8,867	8,848	-

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date June 30, 2009, decreased to 78% and 70%, respectively, from 80% and 76% for the same periods in 2008.  The year to date decrease is primarily due to the scheduled Iatan No. 1 outage for a unit overhaul and to tie in new environmental equipment.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 19% of its base load capacity.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the capacity and equivalent availability factor for Wolf Creek increased to 97% for the three months ended and 99% and 98%, respectively, year to date June 30, 2009, compared to 50% and 65%, respectively, for the same periods in 2008.

Fuel expense increased $1.8 million for the three months ended June 30, 2009, compared to the same period in 2008 due to an increase in MWhs generated and higher coal and coal transportation costs, mostly offset by more nuclear in the fuel mix, which has a lower cost compared to other fuel types, and lower natural gas prices.  Fuel expense decreased $0.2 million year to date June 30, 2009, compared to the same period in 2008 due to more nuclear in the fuel mix and lower natural gas prices, mostly offset by an increase in MWhs generated and higher coal and coal transportation costs.

Purchased power expense decreased $23.8 million for the three months ended June 30, 2009, compared to the same period in 2008 due to a 59% decrease in the average price per MWh as a result of lower natural gas prices and a 23% decrease in MWh purchases primarily due to the impact of the Wolf Creek outage in 2008.  Purchased power expense decreased $30.2 million year to date June 30, 2009, compared to the same period in 2008 primarily due to a 52% decrease in the average price per MWh as a result of lower natural gas prices and a 7% decrease in MWh purchases due to reduced retail demand and the impact of the extended Wolf Creek outage in 2008, partially offset by the extended outage at Iatan No. 1 in 2009.

KCP&L Other Operating Expenses (including operating expenses, maintenance, general taxes and other)
KCP&L’s other operating expenses decreased $8.3 million and $6.9 million, respectively, for the three months ended and year to date June 30, 2009, compared to the same periods in 2008 primarily due to increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization increased $4.4 million and $5.8 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008 primarily due to placing the Iatan No. 1 environmental project in service during the second quarter of 2009 combined with normal depreciation activity for capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $1.6 million and $7.5 million for the three months ended and year to date June 30, 2009, respectively, compared to the same periods in 2008 primarily due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $3.3 million for the three months ended June 30, 2009, compared to the same period in 2008 primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009, partially offset by an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L’s interest charges increased $3.7 million year to date June 30, 2009, compared to the same period in 2008 primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $13.0 million and $13.4 million for the three months ended and year to date June 30, 2009, compared to the same periods in 2008 primarily due to an increase in deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy partially offset by increased pre-tax income.  Additionally, year to date June 30, 2008, reflected $5.2 million of allocated tax benefits from holding company losses.  The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on July 14, 2008.  As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2008 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2008 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to market risk, including changes in commodity prices.  To manage the volatility relating to these exposures, MPS Merchant enters into various derivative transactions in accordance with the risk management policy.  The trading portfolios consist of natural gas contracts that are settled by the delivery of the commodity or cash.  These contracts take many forms, including futures, forwards, swaps and options.  Although MPS Merchant maintains a number of transactions which are fully hedged via back-to-back deals, the business also retains two contractual obligations that are not fully hedged.  MPS Merchant is exposed to intra-month natural gas price volatility, with contracts that have a fixed price set at the beginning of each month at which customers have an option to purchase gas from MPS Merchant within the month.  Customers typically exercise this option when natural gas prices rise, thereby creating an exposure for MPS Merchant.  A hypothetical 10% increase in the daily price of natural gas, versus the First of Month Index (FOM), could result in a $4.1 million pre-tax decrease in MPS Merchant non-operating income for the remainder of 2009.

MPS Merchant is also exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  The following table provides information on MPS Merchant’s credit exposure to customers at June 30, 2009.

	Exposure
	Before Credit	Credit	Net
Rating	Collateral	Collateral	Exposure
External rating	(millions)
Investment grade	$0.8	$-	$0.8
Non-investment grade	-	-	-
No external rating	26.3	2.0	24.3
Total	$27.1	$2.0	$25.1

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

GREAT PLAINS ENERGY

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

KCP&L

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 7, 13, 14 and 18 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward looking statements contained in this report.  The business of Great Plains Energy and KCP&L is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  Those risk factors, as well as the information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy’s annual meeting of shareholders was held on May 5, 2009.  The shareholders elected nine directors, and ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2009, and approved an amendment to the articles of incorporation increasing the number of authorized shares of common stock from 150 million to 250 million.

The nine persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy’s annual meeting in 2010 and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld
David L. Bodde	97,958,741	5,464,778
Michael J. Chesser	96,837,132	6,586,387
William H. Downey	97,401,747	6,021,772
Randall C. Ferguson, Jr.	78,462,473	24,961,047
Gary D. Forsee	77,601,125	25,822,394
James A. Mitchell	97,966,189	5,457,330
William C. Nelson	97,870,301	5,553,218
Linda H. Talbot	93,831,612	9,591,907
Robert H. West	93,905,077	9,518,443

No votes were cast against the nominees due to cumulative voting.

Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2009.  The voting regarding the appointment was as follows:

Votes For	Votes Against	Abstentions
101,237,436	1,642,870	543,210

Great Plains Energy shareholders approved an amendment to the articles of incorporation increasing the number of authorized shares of common stock from 150 million to 250 million.  The voting regarding the amendment was as follows:

Votes For	Votes Against	Abstentions
87,341,755	14,964,461	1,117,301

KCP&L
Great Plains Energy is KCP&L’s sole shareholder.  By a unanimous written consent in lieu of an annual shareholders meeting dated as of May 5, 2009, Great Plains Energy, as the sole shareholder, elected the following directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations:  David L. Bodde; Michael J. Chesser; William H. Downey; Randall C. Ferguson, Jr.; Gary D. Forsee; James A. Mitchell; William C. Nelson and Linda H. Talbot.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
3.1.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).
4.1	*	Subordinated Indenture dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed May 19, 2009).
4.2	*
Supplemental Indenture No. 1 dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed May 19, 2009).

4.3	*
Purchase Contract and Pledge Agreement dated as of May 18, 2009 among Great Plains Energy Incorporated, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.3 to Form 8-K filed May 19, 2009).

10.1.1	*
Amendment to Financing Agreement dated April 16, 2009, by and among KCP&L Greater Missouri Operations Company, the lenders from time to time party thereto, and Union Bank, N.A., as agent (Exhibit 10.5 to Form 8-K filed April 22, 2009).

10.1.2	+*
Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated February 6, 2007 (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2009).

10.1.3	+*
Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated May 6, 2008 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2009).

10.1.4	+*	Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2009).
10.1.5	+*	Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2009).
10.1.6	+*	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria effective as of January 1, 2009 (Exhibit 10.1.6 to Form 10-Q for the quarter ended March 31, 2009).

10.1.7	+*
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Awards Standards and Performance Criteria amended effective as of January 1, 2009 (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2009).

10.1.8	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC. (Exhibit 10.1 to Form 8-K filed May 27, 2009).

10.1.9	*
Fourth Amendment to Credit Agreement dated as of June 11, 2009 among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.6 to Form 8-K filed June 16, 2009)

10.1.10	+	Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Michael J. Chesser.
10.1.11	+	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Terry Bassham.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

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

KCP&L Documents

Exhibit Number		Description of Document
10.2.1	*
Stipulation and Agreement dated April 24, 2009, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of Public Counsel, Praxair, Inc., Midwest Energy Users Association, U.S. Department of Energy and the U.S. Nuclear Security Administration, Ford Motor Company, Missouri Industrial Energy Consumers and Missouri Department of Natural Resources (Exhibit 10.1 to Form 8-K filed April 30, 2009.)

10.2.2	*
Joint Stipulation and Agreement dated June 17, 2009 among Kansas City Power & Light Company, the Staff of the Kansas Corporation Commission, the Citizens’ Utility Ratepayer Board and Kansas Electric Power Cooperative, Inc. (Exhibit 10.1 to Form 8-K filed June 18, 2009).

10.2.3	*+
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Awards Standards and Performance Criteria amended effective as of January 1, 2009, approved May 5, 2009 (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2009).

10.2.4	*
Amendment dated as of July 9, 2009 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed July 13, 2009).

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

GREAT PLAINS ENERGY INCORPORATED

Dated: August 5, 2009	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 5, 2009	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)