Form 10-Q
period 2009-09-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2009-10-29
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Exact name of registrant as specified in its charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
(A Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200
www.greatplainsenergy.com

000-51873	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
(A Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200
www.kcpl.com

Former address if changed since last report
The former address of both registrants is: 1201 Walnut Street
Kansas City, Missouri 64106

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

On October 23, 2009, Great Plains Energy Incorporated had 135,323,599 shares of common stock outstanding. On October 23, 2009,
Kansas City Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and GMO; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, retirement compensation and benefits costs; the ability to successfully integrate KCP&L and GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour

Abbreviation or Acronym	Definition

NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plain Energy
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a former subsidiary of KLT Energy Services
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Great Plains Energy Incorporated
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholders’ Equity
Unaudited Consolidated Statements of Comprehensive Income

Kansas City Power & Light Company
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholder’s Equity
Unaudited Consolidated Statements of Comprehensive Income

Combined Notes to Unaudited Consolidated Financial Statements for Great Plains Energy Incorporated and Kansas City Power & Light Company
Note 1:   Summary of Significant Accounting Policies
Note 2:   GMO Acquisition
Note 3:   Supplemental Cash Flow Information
Note 4:   Receivables
Note 5:   Assets Held For Sale
Note 6:   Nuclear Plant
Note 7:   Regulatory Matters
Note 8:   Pension Plans and Other Employee Benefits
Note 9:   Equity Compensation
Note 10:  Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 11:  Long-Term Debt
Note 12:  Common Shareholders’ Equity
Note 13:  Commitments and Contingencies
Note 14:  Legal Proceedings
Note 15:  Related Party Transactions and Relationships
Note 16:  Derivative Instruments
Note 17:  Fair Value Measurements
Note 18:  Taxes
Note 19:  Segments and Related Information
Note 20:  Discontinued Operations
Note 21:  Subsequent Events
Note 22:  New Accounting Standards

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$16.5	$61.1
Funds on deposit	5.4	10.8
Receivables, net	230.2	242.3
Fuel inventories, at average cost	90.1	87.0
Materials and supplies, at average cost	115.4	99.3
Deferred refueling outage costs	8.1	12.4
Refundable income taxes	19.1	26.0
Deferred income taxes	33.7	28.6
Assets held for sale (Note 5)	16.8	16.3
Derivative instruments	1.3	4.8
Prepaid expenses	10.2	15.2
Total	546.8	603.8
Nonutility Property and Investments
Affordable housing limited partnerships	13.4	13.9
Nuclear decommissioning trust fund	109.7	96.9
Other	41.1	41.1
Total	164.2	151.9
Utility Plant, at Original Cost
Electric	8,766.4	7,940.8
Less-accumulated depreciation	3,714.4	3,582.5
Net utility plant in service	5,052.0	4,358.3
Construction work in progress	1,408.4	1,659.1
Nuclear fuel, net of amortization of $123.6 and $110.8	71.1	63.9
Total	6,531.5	6,081.3
Deferred Charges and Other Assets
Regulatory assets	805.5	824.8
Goodwill	169.0	156.0
Derivative instruments	8.3	13.0
Other	40.5	38.5
Total	1,023.3	1,032.3
Total	$8,265.8	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$156.0	$204.0
Commercial paper	38.0	380.2
Current maturities of long-term debt	70.1	70.7
Accounts payable	231.1	418.0
Accrued taxes	84.2	27.7
Accrued interest	71.2	72.4
Accrued compensation and benefits	39.4	29.7
Pension and post-retirement liability	4.7	4.7
Derivative instruments	-	86.2
Other	37.8	43.8
Total	732.5	1,337.4
Deferred Credits and Other Liabilities
Deferred income taxes	368.1	387.1
Deferred tax credits	132.2	105.5
Asset retirement obligations	131.2	124.3
Pension and post-retirement liability	465.3	445.6
Regulatory liabilities	233.9	209.4
Other	143.3	112.8
Total	1,474.0	1,384.7
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,534,441 and 119,375,923 shares issued, stated value	2,311.2	2,118.4
Retained earnings	542.1	489.3
Treasury stock-243,407 and 120,677 shares, at cost	(6.3)	(3.6)
Accumulated other comprehensive loss	(49.1)	(53.5)
Total	2,797.9	2,550.6
Noncontrolling interest	1.2	1.0
Total common shareholders' equity	2,799.1	2,551.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,221.2	2,556.6
Total	6,059.3	5,147.2
Commitments and Contingencies (Note 13)
Total	$8,265.8	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
Operating Revenues	(millions, except per share amounts)
Electric revenues	$587.7	$593.6	$1,487.4	$1,226.2
Operating Expenses
Fuel	118.1	109.7	302.5	222.7
Purchased power	46.1	69.3	140.9	138.3
Utility operating expenses	121.6	109.9	338.9	262.2
Maintenance	31.5	30.9	105.4	89.5
Depreciation and amortization	77.9	65.4	220.3	166.4
General taxes	38.4	37.4	106.8	96.2
Other	2.9	1.4	10.2	10.6
Total	436.5	424.0	1,225.0	985.9
Operating income	151.2	169.6	262.4	240.3
Non-operating income	12.7	7.6	37.4	22.5
Non-operating expenses	(0.7)	(2.7)	(2.9)	(5.2)
Interest charges	(49.0)	(23.6)	(133.2)	(75.6)
Income from continuing operations before income tax expense
and loss from equity investments	114.2	150.9	163.7	182.0
Income tax expense	(35.6)	(45.9)	(26.3)	(68.4)
Loss from equity investments, net of income taxes	(0.2)	(0.3)	(0.4)	(1.1)
Income from continuing operations	78.4	104.7	137.0	112.5
Income (loss) from discontinued operations, net of income taxes (Note 20)	0.8	0.3	(2.3)	35.0
Net income	79.2	105.0	134.7	147.5
Less: Net income attributable to noncontrolling interest	(0.1)	-	(0.2)	-
Net income attributable to Great Plains Energy	79.1	105.0	134.5	147.5
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$78.7	$104.6	$133.3	$146.3

Average number of basic common shares outstanding	134.6	113.8	127.5	95.3
Average number of diluted common shares outstanding	134.9	113.9	127.6	95.3

Basic earnings (loss) per common share
Continuing operations	$0.57	$0.92	$1.07	$1.17
Discontinued operations	0.01	-	(0.02)	0.37
Basic earnings per common share	$0.58	$0.92	$1.05	$1.54

Diluted earnings (loss) per common share
Continuing operations	$0.57	$0.92	$1.06	$1.17
Discontinued operations	0.01	-	(0.02)	0.37
Diluted earnings per common share	$0.58	$0.92	$1.04	$1.54

Cash dividends per common share	$0.2075	$0.415	$0.6225	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$134.7	$147.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	220.3	169.7
Amortization of:
Nuclear fuel	12.8	10.0
Other	(8.0)	2.2
Deferred income taxes, net	(4.8)	27.4
Investment tax credit amortization	(1.7)	(1.3)
Loss from equity investments, net of income taxes	0.4	1.1
Fair value impacts from energy contracts - Strategic Energy	-	(189.1)
Fair value impacts from interest rate hedging	-	9.2
Loss on sale of Strategic Energy	-	116.2
Other operating activities (Note 3)	(91.9)	33.1
Net cash from operating activities	261.8	326.0
Cash Flows from Investing Activities
Utility capital expenditures	(683.6)	(702.3)
Allowance for borrowed funds used during construction	(28.4)	(20.3)
Payment to Black Hills for asset sale working capital adjustment	(7.7)	-
Proceeds from sale of Strategic Energy, net of cash sold	-	216.4
GMO acquisition, net cash received	-	271.9
Purchases of nuclear decommissioning trust investments	(36.1)	(35.1)
Proceeds from nuclear decommissioning trust investments	33.4	32.4
Other investing activities	(2.5)	(9.8)
Net cash from investing activities	(724.9)	(246.8)
Cash Flows from Financing Activities
Issuance of common stock	217.9	8.3
Issuance of long-term debt	700.5	354.5
Issuance fees	(22.7)	(4.5)
Repayment of long-term debt	(2.0)	(169.2)
Net change in short-term borrowings	(390.2)	(174.1)
Dividends paid	(82.0)	(122.2)
Credit facility termination fees	-	(12.5)
Other financing activities	(3.0)	(2.3)
Net cash from financing activities	418.5	(122.0)
Net Change in Cash and Cash Equivalents	(44.6)	(42.8)
Cash and Cash Equivalents at Beginning of Year (includes $43.1
million of cash included in assets of discontinued operations in 2008)	61.1	67.1
Cash and Cash Equivalents at End of Period	$16.5	$24.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date September 30	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	119,375,923	$2,118.4	86,325,136	$1,065.9
Issuance of common stock	15,781,851	218.2	32,587,486	1,034.9
Common stock issuance fees	-	(7.0)	-	-
Issuance of restricted common stock	376,667	5.4	88,064	2.3
Equity compensation expense, net of forfeitures		0.9		5.2
Unearned Compensation
Issuance of restricted common stock		(5.4)		(2.3)
Forfeiture of restricted common stock		1.0		-
Compensation expense recognized		2.7		4.2
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		(22.5)		-
Other		(0.5)		(0.3)
Ending balance	135,534,441	2,311.2	119,000,686	2,109.9
Retained Earnings
Beginning balance		489.3		506.9
Net income attributable to Great Plains Energy		134.5		147.5
Dividends:
Common stock		(80.8)		(121.0)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.1)		(0.3)
Performance shares amendment		0.4		-
Ending balance		542.1		531.9
Treasury Stock
Beginning balance	(120,677)	(3.6)	(90,929)	(2.8)
Treasury shares acquired	(125,488)	(2.8)	(39,856)	(1.1)
Treasury shares reissued	2,758	0.1	9,215	0.3
Ending balance	(243,407)	(6.3)	(121,570)	(3.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(53.5)		(2.1)
Derivative hedging activity, net of tax		4.2		(20.3)
Change in unrecognized pension expense, net of tax		0.2		0.3
Ending balance		(49.1)		(22.1)
Total Great Plains Energy Common Shareholders' Equity		2,797.9		2,616.1
Noncontrolling Interest
Beginning balance		1.0		-
Net income attributable to noncontrolling interest		0.2		-
Ending balance		1.2		-
Total Common Shareholders' Equity		$2,799.1		$2,616.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Net income	$79.2	$105.0	$134.7	$147.5
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.6)	(9.0)	0.1	72.3
Income tax benefit (expense)	0.2	3.5	-	(30.1)
Net gain (loss) on derivative hedging instruments	(0.4)	(5.5)	0.1	42.2
Reclassification to expenses, net of tax	2.1	(0.4)	4.1	(62.5)
Derivative hedging activity, net of tax	1.7	(5.9)	4.2	(20.3)
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	0.1	-	0.3	0.2
Less: amortization of prior service costs included in net
periodic benefit costs	-	0.1	-	0.1
Income tax expense	-	-	(0.1)	-
Net change in unrecognized pension expense	0.1	0.1	0.2	0.3
Comprehensive income	81.0	99.2	139.1	127.5
Less: comprehensive income attributable to noncontrolling interest	(0.1)	-	(0.2)	-
Comprehensive income attributable to Great Plains Energy	$80.9	$99.2	$138.9	$127.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.2	$5.4
Funds on deposit	0.4	-
Receivables, net	145.5	161.6
Fuel inventories, at average cost	51.1	51.7
Materials and supplies, at average cost	79.7	68.3
Deferred refueling outage costs	8.1	12.4
Refundable income taxes	-	11.9
Deferred income taxes	5.4	4.9
Derivative instruments	-	0.6
Prepaid expenses	8.5	11.8
Total	302.9	328.6
Nonutility Property and Investments
Nuclear decommissioning trust fund	109.7	96.9
Other	5.1	3.7
Total	114.8	100.6
Utility Plant, at Original Cost
Electric	6,193.1	5,671.4
Less-accumulated depreciation	2,843.3	2,738.8
Net utility plant in service	3,349.8	2,932.6
Construction work in progress	1,076.6	1,148.5
Nuclear fuel, net of amortization of $123.6 and $110.8	71.1	63.9
Total	4,497.5	4,145.0
Deferred Charges and Other Assets
Regulatory assets	597.0	609.1
Other	43.1	45.5
Total	640.1	654.6
Total	$5,555.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Commercial paper	$38.0	$380.2
Current maturities of long-term debt	0.2	-
Accounts payable	216.4	299.3
Accrued taxes	76.6	20.5
Accrued interest	37.0	18.1
Accrued compensation and benefits	39.4	29.7
Pension and post-retirement liability	1.6	1.6
Derivative instruments	-	80.3
Other	8.2	9.1
Total	417.4	838.8
Deferred Credits and Other Liabilities
Deferred income taxes	550.0	596.2
Deferred tax credits	127.2	99.9
Asset retirement obligations	118.0	111.9
Pension and post-retirement liability	432.2	410.6
Regulatory liabilities	124.5	115.8
Other	77.9	56.8
Total	1,429.8	1,391.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,315.6
Retained earnings	408.1	353.2
Accumulated other comprehensive loss	(42.9)	(46.9)
Total	1,928.3	1,621.9
Long-term debt (Note 11)	1,779.8	1,376.9
Total	3,708.1	2,998.8
Commitments and Contingencies (Note 13)
Total	$5,555.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
Operating Revenues	(millions)
Electric revenues	$395.5	$423.7	$997.8	$1,056.3
Operating Expenses
Fuel	70.5	79.6	183.3	192.6
Purchased power	19.8	31.3	58.6	100.3
Operating expenses	86.6	79.4	238.6	231.7
Maintenance	20.8	21.3	72.1	78.1
Depreciation and amortization	59.3	51.4	166.1	152.4
General taxes	32.6	32.8	90.2	91.2
Other	-	-	(0.1)	0.2
Total	289.6	295.8	808.8	846.5
Operating income	105.9	127.9	189.0	209.8
Non-operating income	8.6	7.7	24.7	16.7
Non-operating expenses	(0.2)	(1.2)	(2.3)	(3.7)
Interest charges	(22.3)	(16.6)	(62.7)	(53.3)
Income before income tax expense	92.0	117.8	148.7	169.5
Income tax expense	(26.4)	(33.9)	(39.8)	(60.7)
Net income	$65.6	$83.9	$108.9	$108.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$108.9	$108.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	166.1	152.4
Amortization of:
Nuclear fuel	12.8	10.0
Other	13.9	7.6
Deferred income taxes, net	(49.6)	(3.6)
Investment tax credit amortization	(1.1)	(1.1)
Other operating activities (Note 3)	32.9	24.5
Net cash from operating activities	283.9	298.6
Cash Flows from Investing Activities
Utility capital expenditures	(520.6)	(605.2)
Allowance for borrowed funds used during construction	(23.6)	(15.9)
Purchases of nuclear decommissioning trust investments	(36.1)	(35.1)
Proceeds from nuclear decommissioning trust investments	33.4	32.4
Other investing activities	1.5	(8.9)
Net cash from investing activities	(545.4)	(632.7)
Cash Flows from Financing Activities
Issuance of long-term debt	413.0	354.5
Issuance fees	(4.0)	(4.2)
Net change in short-term borrowings	(342.2)	(111.1)
Dividends paid to Great Plains Energy	(54.0)	(108.0)
Equity contribution from Great Plains Energy	247.5	200.0
Net cash from financing activities	260.3	331.2
Net Change in Cash and Cash Equivalents	(1.2)	(2.9)
Cash and Cash Equivalents at Beginning of Year	5.4	3.2
Cash and Cash Equivalents at End of Period	$4.2	$0.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,315.6	1	$1,115.6
Equity contribution from Great Plains Energy		247.5		200.0
Ending balance	1	1,563.1	1	1,315.6
Retained Earnings
Beginning balance		353.2		371.3
Net income		108.9		108.8
Transfer of HSS to KLT Inc.		-		0.7
Dividends:
Common stock held by Great Plains Energy		(54.0)		(108.0)
Ending balance		408.1		372.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46.9)		(7.5)
Derivative hedging activity, net of tax		4.0		(6.6)
Ending balance		(42.9)		(14.1)
Total Common Shareholder's Equity		$1,928.3		$1,674.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Net income	$65.6	$83.9	$108.9	$108.8
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.6)	(2.6)	0.1	(10.5)
Income tax benefit	0.2	1.1	-	4.3
Net gain (loss) on derivative hedging instruments	(0.4)	(1.5)	0.1	(6.2)
Reclassification to expenses, net of tax	2.0	(0.5)	3.9	(0.4)
Derivative hedging activity, net of tax	1.6	(2.0)	4.0	(6.6)
Comprehensive income	$67.2	$81.9	$112.9	$102.2

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

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
Income	(millions, except per share amounts)
Income from continuing operations	$78.4	$104.7	$137.0	$112.5
Less: net income attributable to noncontrolling interest	0.1	-	0.2	-
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Income available for common shareholders	$77.9	$104.3	$135.6	$111.3
Common Shares Outstanding
Average number of common shares outstanding	134.6	113.8	127.5	95.3
Add: effect of dilutive securities	0.3	0.1	0.1	-
Diluted average number of common shares outstanding	134.9	113.9	127.6	95.3
Basic EPS from continuing operations	$0.57	$0.92	$1.07	$1.17
Diluted EPS from continuing operations	$0.57	$0.92	$1.06	$1.17

The computation of diluted EPS for the three months ended September 30, 2009, excludes anti-dilutive shares consisting of 68,310 performance shares, 267,685 restricted stock shares and 247,383 stock options.

The computation of diluted EPS year to date September 30, 2009, excludes anti-dilutive shares consisting of 68,310 performance shares, 439,585 restricted stock shares, 247,383 stock options and 5.8 million Equity Units.

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

Dividends Declared
In October 2009, Great Plains Energy’s Board of Directors declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable December 21, 2009, to shareholders of record as of November 30, 2009.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable March 1, 2010, to shareholders of record as of February 5, 2010.

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

The regulatory approval order from the Public Service Commission of the State of Missouri (MPSC) was received on July 1, 2008.  Certain parties filed appeals and a motion to stay the order with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  This decision has been appealed.  The order remains in effect unless reversed by the courts.

The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed amortization.  The Company settled its first post-transaction rate cases and the settlement agreements were silent with respect to transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  The State Corporation Commission of the State of Kansas (KCC) order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At September 30, 2009, Great Plains Energy had $51.1 million of regulatory assets related to transition costs, which included $29.1 million at KCP&L and $22.0 million at GMO.

The acquisition was accounted for under the purchase method of accounting.  As a result, the assets and liabilities of GMO were recorded at their estimated fair values as of July 14, 2008.  The following table shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

	July 14
	2008
Purchase Price Allocation	(millions)
Cash	$677.7
Common stock (32.2 million shares)	1,026.1	(a)
Stock options (0.5 million options)	2.7	(b)
Transaction costs	35.6
Total purchase price	1,742.1

Cash and cash equivalents	949.6
Receivables	159.1
Deferred income taxes	511.0
Other current assets	131.4
Utility plant, net	1,627.4
Nonutility property and investments	131.4
Regulatory assets	146.6
Other long-term assets	76.0
Total assets acquired	3,732.5
Current liabilities	311.8
Regulatory liabilities	115.9
Deferred income taxes	241.5
Long-term debt	1,334.2
Other long-term liabilities	156.0
Net assets acquired	1,573.1

Goodwill	$169.0
(a) The fair value was based on the average closing price of Great Plains Energy common stock of $31.88, the average during the period beginning two trading days before and ending two trading days after February 7, 2007, the announcement of the acquisition, net of issuing costs.
(b) The fair value was calculated by multiplying the stock options outstanding at July 14,
2008, by the option exchange ratio of 0.1569, calculated as defined in the merger agreement.

Great Plains Energy recorded $169.0 million of goodwill, all of which is included in the electric utility segment.  None of the goodwill is tax deductible.  The factors that contributed to a purchase price that resulted in goodwill were strategic considerations and significant cost savings and synergies including: expanded regulated electric utility business; adjacent regulated electric utility territories; increased GMO financial strength and flexibility; improved reliability and customer service and disposition of non-strategic gas operations.  Changes to the initial allocation of the purchase price consisted primarily of additional fair value adjustments to certain real estate properties, increased unrecognized tax benefits related to prior year tax positions on GMO tax returns, adjustment to regulatory assets due to the settlement of regulatory treatment and net operating loss valuation allowance adjustments.

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist.  The goodwill impairment test is a two step process, the first step of which is the comparison of the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  The annual impairment test for the GMO acquisition goodwill was conducted on September 1, 2009.  The determination of fair value of the reporting units consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting units.  Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

The following table provides unaudited pro forma results of operations for Great Plains Energy for the three months ended and year to date September 30, 2008, as if the acquisition had occurred January 1, 2008.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008.

	Three Months	Year to
	Ended	Date
	September 30, 2008
	(millions, except per share amounts)
Operating revenues	$624.7	$1,569.7
Income from continuing operations	$102.0	$114.2
Net income	$102.3	$149.2
Earnings available for common shareholders	$101.9	$148.0

Basic and diluted earnings per common share from
continuing operations	$0.89	$1.19
Basic and diluted earnings per common share	$0.89	$1.56

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$7.9	$9.8
Fuel inventories	(3.1)	(0.9)
Materials and supplies	(16.1)	(2.7)
Accounts payable	(122.2)	(1.4)
Accrued taxes	85.7	116.4
Accrued interest	1.9	19.2
Deferred refueling outage costs	4.3	(8.8)
Accrued plant maintenance costs	2.2	1.2
Fuel adjustment clauses	3.1	(5.6)
Pension and post-retirement benefit obligations	43.0	6.3
Allowance for equity funds used during construction	(29.6)	(14.3)
Deferred acquisition costs	-	(13.2)
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	10.1	(31.7)
Total other operating activities	$(91.9)	$33.1
Cash paid during the period:
Interest	$162.8	$50.9
Income taxes	$4.7	$19.0
Non-cash investing activities:
Liabilities assumed for capital expenditures	$56.8	$73.5

KCP&L Other Operating Activities
Year to Date September 30	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$6.7	$9.5
Fuel inventories	0.6	(5.7)
Materials and supplies	(11.4)	(3.4)
Accounts payable	(49.3)	12.6
Accrued taxes	96.4	102.1
Accrued interest	18.9	12.5
Deferred refueling outage costs	4.3	(8.8)
Pension and post-retirement benefit obligations	51.5	-
Allowance for equity funds used during construction	(22.6)	(14.3)
Kansas Energy Cost Adjustment	(0.2)	(5.5)
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	17.1	(33.3)
Total other operating activities	$32.9	$24.5
Cash paid during the period:
Interest	$44.0	$40.7
Income taxes	$-	$4.0
Non-cash investing activities:
Liabilities assumed for capital expenditures	$55.2	$67.4

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

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	September 30	December 31
	2009	2008
Great Plains Energy	(millions)
Customer accounts receivable - billed	$ 63.7	$ 61.3
Customer accounts receivable - unbilled	67.2	69.9
Allowance for doubtful accounts	(3.4)	(3.5)
Other receivables	102.7	114.6
Total	$ 230.2	$ 242.3
KCP&L
Customer accounts receivable - billed	$ 5.2	$ 15.5
Customer accounts receivable - unbilled	44.8	41.7
Allowance for doubtful accounts	(2.1)	(1.2)
Intercompany receivables	16.5	28.5
Other receivables	81.1	77.1
Total	$ 145.5	$ 161.6

Great Plains Energy’s and KCP&L’s other receivables at September 30, 2009, and December 31, 2008, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with Generally Accepted Accounting Principles (GAAP) for transfers and servicing of assets, the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $95.0 million and $70.0 million at September 30, 2009 and December 31, 2008, respectively.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement was extended in July 2009 and expires in July 2010.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended September 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(354.2)	$354.2	$-
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.4	(0.1)
Servicing fees	0.9	(0.9)	-
Fees to outside investor	-	(0.4)	(0.4)

Cash flows during the period
Cash from customers transferred to Receivables Company	(352.5)	352.5	-
Cash paid to KCP&L for receivables purchased	348.1	(348.1)	-
Servicing fees	0.9	(0.9)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date September 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(892.0)	$892.0	$-
Gain (loss) on sale of accounts receivable (a)	(11.3)	11.0	(0.3)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(0.9)	(0.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(880.3)	880.3	-
Cash paid to KCP&L for receivables purchased	869.3	(869.3)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	0.3	(0.3)	-

		Receivables	Consolidated
Three Months Ended September 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(372.6)	$372.6	$-
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.5	(0.2)
Servicing fees	1.0	(1.0)	-
Fees to outside investor	-	(0.6)	(0.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(363.8)	363.8	-
Cash paid to KCP&L for receivables purchased	359.3	(359.3)	-
Servicing fees	1.0	(1.0)	-
Interest on intercompany note	0.8	(0.8)	-

		Receivables	Consolidated
Year to Date September 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(896.2)	$896.2	$-
Gain (loss) on sale of accounts receivable (a)	(11.3)	10.9	(0.4)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(1.9)	(1.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(873.9)	873.9	-
Cash paid to KCP&L for receivables purchased	863.0	(863.0)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	1.6	(1.6)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  GMO has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheet.  Of the $16.8 million of assets held for sale at September 30, 2009, $12.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  The NRC continues its technical licensing review of a DOE application, on file since June 2008, for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  In October 2009, Congress passed and sent to the President a fiscal 2010 budget that limits funding for Yucca Mountain to those costs necessary to answer inquiries from the NRC while the administration devises a new strategy for addressing nuclear waste disposal.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, Yucca Mountain or an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 14 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

	September 30	December 31
	2009	2008
Decommissioning Trust	(millions)
Beginning balance	$ 96.9	$ 110.5
Contributions	2.8	3.7
Earned income, net of fees	2.2	3.3
Net realized gains/(losses)	(6.4)	(8.2)
Net unrealized gains/(losses)	14.2	(12.4)
Ending balance	$ 109.7	$ 96.9

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30		December 31
	2009		2008
	Fair	Unrealized	Fair	Unrealized
	Value	Gains/(Losses)	Value	Gains/(Losses)
	(millions)
Equity securities	$42.8	$6.5	$34.6	$(5.3)
Debt securities	63.7	3.4	59.9	1.0
Other	3.2	-	2.4	-
Total	$109.7	$9.9	$96.9	$(4.3)

The weighted average maturity of debt securities held by the trust at September 30, 2009, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months	Year to
	Ended	Date
	September 30, 2009
	(millions)
Realized Gains	$0.5	$1.2
Realized Losses	(0.9)	(7.6)

7.	REGULATORY MATTERS

Regulatory Proceedings
In September 2008, KCP&L filed a request with the MPSC for an annual rate increase of $101.5 million, with $15.1 million of that amount treated for accounting purposes as additional amortization.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before the MPSC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.

In September 2008, GMO filed a request with the MPSC for an annual electric rate increase of $83.1 million ($66.0 million for GMO’s Missouri Public Service (MPS) jurisdiction, and $17.1 million for GMO’s St. Joseph Light and Power (L&P) jurisdiction).  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s electric rate case before the MPSC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The order also continues the GMO MPS and L&P Fuel Adjustment Clauses (FACs).

In September 2008, GMO filed a request with the MPSC for an annual steam rate increase of $1.3 million.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s steam rate case before the MPSC.  The stipulation and agreement provided for an increase in annual revenues of approximately $1 million, effective July 1, 2009. The order allows for the Quarterly Cost Adjustment (QCA) fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The previous sharing mechanism was set at 80% above the fuel cost included in base rates.

In September 2008, KCP&L filed a request with KCC for an annual rate increase of $71.6 million, with $11.2 million of that amount treated for accounting purposes as additional amortization.  On July 24, 2009, KCC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before KCC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $59 million effective August 1, 2009, with $18 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009 and in-service as of July 4, 2009, and (ii) $2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009.  There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and certain Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but during start-up a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  During the second quarter of 2009, KCP&L completed a cost and schedule reforecast for the Iatan No. 2 project.  KCP&L continues to make progress on the construction of Iatan No. 2.  The anticipated in-service date for Iatan No. 2 is late summer of 2010.  The following table summarizes the current cost estimates for Iatan No. 2, exclusive of Allowance for Funds Used During Construction (AFUDC) and any costs for Iatan common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The cost estimates for Iatan common facilities identified for the start-up of Iatan No. 1 are unchanged from the amounts disclosed in the 2008 Form 10-K.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,153	-	$ 1,201	$ 1,125	-	$ 1,201	$ 28	-	$ -
KCP&L's 55% share of Iatan No. 2	868	-	904	847	-	904	21	-	-

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010 and by an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.  In 2008, KCP&L entered into agreements to acquire 100MW of wind generation for approximately $215 million, and subsequently provided notice to terminate the contract and began discussions with the developer to explore alternatives.  KCP&L entered into new agreements with the developer in February 2009.  The developer assigned to KCP&L its contract with the wind turbine manufacturer to purchase thirty-two turbines for a purchase price of approximately $68 million, plus approximately $17 million to be paid by KCP&L to the developer for various third party development and assignment costs.  KCP&L’s deposit of approximately $42 million under the original, terminated agreement was applied to the purchase price.  KCP&L and the developer also entered into an agreement for the construction of a thirty-five turbine project, with a May 31, 2010, estimated project completion date, for an approximate price of $118 million.  KCP&L had an absolute and unconditional option to terminate the agreement on or before September 30, 2009, for an upfront payment of $7.5 million.  KCP&L exercised the option and the $7.5 million payment was expensed in September 2009.  In April 2009, KCP&L entered into a conditional 100 MW wind power purchase agreement (PPA) with purchases expected to begin in January 2010.  The agreement was conditioned on the third party obtaining acceptable project financing, KCP&L selling the wind turbines and land to the third party at the price KCP&L has paid for those assets, and the third party entering into acceptable project construction agreements, among other conditions.  If all conditions were not satisfied by September 1, 2009, the PPA was terminable at no cost to KCP&L.  The conditions were not satisfied and the PPA was terminated.  KCP&L continues to explore alternatives to increase its wind generating capacity in 2010.

KCP&L agreed in the Collaboration Agreement to pursue other initiatives, including energy efficiency, designed to offset CO2 emissions.  KCP&L and GMO are also evaluating energy efficiency projects as one of the elements to meet future customer energy needs.  A new Missouri law took effect in August 2009, requiring the MPSC to allow electric utilities to recover the costs of approved energy efficiency programs that result in energy savings.  The MPSC will develop implementing rules, including cost recovery mechanisms.  Until these rules are developed, and programs are approved, the effects on KCP&L and GMO plans and future results cannot be reasonably estimated.  However, management views this law as a positive development in establishing a regulatory framework for energy efficiency programs and potentially allowing energy efficiency costs to be recovered through rates similar to the recovery of generation resource costs.

GMO Missouri 2007 Rate Case Appeal
Appeals of the May 2007 MPSC order approving an approximate $59 million increase in annual revenues were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  The Circuit Court’s decision was affirmed by the Court of Appeals in August 2009, and the appellants have sought Missouri Supreme Court review.  The order remains in effect unless reversed by the courts.

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

In November 2008, GMO requested MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP).  On February 4, 2009, the MPSC approved a Stipulation and Agreement between GMO and several parties authorizing the transfer of functional control.  GMO transferred functional control of its transmission system to the SPP effective April 15, 2009.  On September 1, 2009, GMO entered the SPP energy imbalance market.

Great Plains Energy’s Acquisition of GMO
See Note 2 for a discussion of the pending appeals of the MPSC order authorizing the acquisition.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
September 30, 2009	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.7		$22.1	(a)	$93.8
Loss on reacquired debt	5.4	(b)	0.3	(b)	5.7
Cost of removal	7.0		-		7.0
Asset retirement obligations	22.9		12.4		35.3
Pension settlements	14.7	(c)	-		14.7
Pension and post-retirement costs	391.1	(d)	82.2	(d)	473.3
Deferred customer programs	33.4	(e)	5.0		38.4
Rate case expenses	5.4	(f)	1.3	(f)	6.7
Skill set realignment costs	6.5	(g)	-		6.5
Under-recovery of energy costs	1.8	(h)	49.3	(h)	51.1
Acquisition transition costs	29.1		22.0		51.1
St. Joseph Light & Power acquisition	-		3.2	(h)	3.2
Storm damage	-		5.2	(h)	5.2
Derivative instruments	-		3.9	(h)	3.9
Other	8.0	(i)	1.6	(i)	9.6
Total	$597.0		$208.5		$805.5
Regulatory Liabilities
Emission allowances	$86.3		$0.9		$87.2
Asset retirement obligations	31.9		-		31.9
Pension	-		34.2		34.2
Cost of removal	-		62.0	(j)	62.0
Other	6.3		12.3		18.6
Total	$124.5		$109.4		$233.9

(a)
In GMO’s most recent rate case, GMO agreed not to seek recovery of the regulatory asset for previously flowed-through tax benefits on cost of removal timing deductions, which resulted in GMO recording a $28.9 million decrease in the regulatory asset, offset by deferred taxes of $11.1 million and goodwill of $17.8 million.

(b)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(c)	$8.1 million not included in rate base and amortized through 2012.
(d)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(e)	$11.7 million not included in rate base.
(f)	$5.3 million at KCP&L and $1.3 million at GMO not included in rate base and amortized over various periods.
(g)	$3.3 million not included in rate base and amortized through 2017.
(h)	Not included in rate base.
(i)	Certain insignificant items are not included in rate base and amortized over various periods.
(j)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2008	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.6	$46.8	$118.4
Loss on reacquired debt	5.7	0.3	6.0
Cost of removal	9.6	-	9.6
Asset retirement obligations	21.1	12.0	33.1
Pension settlements	18.0	-	18.0
Pension and post-retirement costs	417.6	63.0	480.6
Deferred customer programs	22.6	0.4	23.0
Rate case expenses	2.9	0.6	3.5
Skill set realignment costs	7.5	-	7.5
Under-recovery of energy costs	1.6	52.0	53.6
Acquisition transition costs	25.5	17.6	43.1
St. Joseph Light & Power acquisition	-	3.6	3.6
Storm damage	-	6.4	6.4
Derivative instruments	-	9.7	9.7
Other	5.4	3.3	8.7
Total	$609.1	$215.7	$824.8
Regulatory Liabilities
Emission allowances	$86.5	$1.0	$87.5
Asset retirement obligations	22.7	-	22.7
Pension	-	25.0	25.0
Cost of removal	-	58.1	58.1
Other	6.6	9.5	16.1
Total	$115.8	$93.6	$209.4

8.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under GAAP and pension costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods will be eliminated over the life of the pension plans.

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

Great Plains Energy
	Pension Benefits		Other Benefits
Three Months Ended September 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$7.3	$5.8	$1.1	$0.5
Interest cost	11.8	10.7	2.0	1.7
Expected return on plan assets	(8.1)	(11.0)	(0.4)	(0.3)
Prior service cost	1.0	1.3	1.9	0.9
Recognized net actuarial loss (gain)	9.1	8.1	(0.1)	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	21.1	14.9	4.8	3.2
Regulatory adjustment	(7.2)	(0.8)	-	(0.1)
Net periodic benefit costs	$13.9	$14.1	$4.8	$3.1

Great Plains Energy
	Pension Benefits		Other Benefits
Year to Date September 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$21.8	$14.8	$3.1	$1.3
Interest cost	35.4	26.6	6.2	3.9
Expected return on plan assets	(24.1)	(27.1)	(1.2)	(0.7)
Prior service cost	3.0	3.4	5.2	2.3
Recognized net actuarial loss (gain)	27.3	24.2	(0.3)	0.4
Transition obligation	-	-	1.0	0.9
Settlement charge	0.1	-	-	-
Net periodic benefit costs before
regulatory adjustment	63.5	41.9	14.0	8.1
Regulatory adjustment	(20.3)	(3.1)	(0.2)	(0.1)
Net periodic benefit costs	$43.2	$38.8	$13.8	$8.0

KCP&L
	Pension Benefits		Other Benefits
Three Months Ended September 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$8.3	$5.7	$0.8	$0.3
Interest cost	13.1	10.3	1.5	1.3
Expected return on plan assets	(9.2)	(10.5)	(0.2)	(0.2)
Prior service cost	1.2	1.3	0.8	0.6
Recognized net actuarial loss	10.3	8.0	0.1	0.1
Transition obligation	-	-	0.2	0.3
Net periodic benefit costs before
regulatory adjustment	23.7	14.8	3.2	2.4
Regulatory adjustment	(11.6)	(2.4)	0.1	(0.1)
Net periodic benefit costs	$12.1	$12.4	$3.3	$2.3

KCP&L
	Pension Benefits		Other Benefits
Year to Date September 30	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$21.8	$14.6	$2.3	$1.1
Interest cost	34.6	26.0	4.6	3.5
Expected return on plan assets	(24.1)	(26.4)	(0.8)	(0.6)
Prior service cost	3.1	3.4	2.3	2.0
Recognized net actuarial loss	27.2	23.9	0.2	0.4
Transition obligation	-	-	0.6	0.9
Net periodic benefit costs before
regulatory adjustment	62.6	41.5	9.2	7.3
Regulatory adjustment	(25.7)	(4.6)	0.1	(0.1)
Net periodic benefit costs	$36.9	$36.9	$9.3	$7.2

9.	EQUITY COMPENSATION

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

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
Great Plains Energy	(millions)
Compensation expense	$1.7	$2.0	$4.2	$6.9
Income tax benefits	0.5	0.6	1.0	2.1
KCP&L
Compensation expense	1.2	1.7	2.8	4.7
Income tax benefits	0.4	0.5	0.5	1.6

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

The performance shares under the Amended Agreements will be re-measured at fair value each reporting period, with compensation cost to be recorded at the greater of the grant-date fair value of the Original Agreements or the fair value of the Amended Agreements for the portion for which the requisite service has been rendered.  The amendment resulted in an insignificant amount of incremental compensation cost for Great Plains Energy and KCP&L.

Performance Shares
Performance share activity year to date September 30, 2009, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over stated performance periods.  Compensation expense for performance shares issued subsequent to the amendment discussed above is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	314,511	$28.47
Performance adjustment	(88,056)
Granted	196,431	14.35
Amendment effect	(101,589)	29.28
Forfeited	(22,995)	26.72
Ending balance	298,302	19.12
* weighted-average

At September 30, 2009, the remaining weighted-average contractual term was 1.8 years.  There were no performance shares granted for the three months ended September 30, 2009.  The weighted-average grant-date fair value of shares granted year to date September 30, 2009, was $14.35.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2008, was $26.22.  At September 30, 2009, there was $3.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no shares of common stock issued related to performance shares for the three months and year to date September 30, 2009.  The total fair value of shares of common stock issued related to performance shares year to date September 30, 2008, was $1.6 million.

Restricted Stock
Restricted stock activity year to date September 30, 2009, is summarized in the following table.
`
	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	458,796	$30.54
Amendment effect	106,443	14.39
Granted and issued	266,651	14.50
Vested	(173,962)	31.27
Forfeited	(38,072)	28.81
Ending balance	619,856	20.77
* weighted-average

At September 30, 2009, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2009, was $18.03 and $14.50, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2008, was $25.72 and $26.09, respectively.  At September 30, 2009, there was $4.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date September 30, 2009, was insignificant and $5.4 million, respectively.  The total fair value of shares vested for the three months ended and year to date September 30, 2008, was zero and $2.2 million, respectively.

Stock Options
Stock option activity under all plans year to date September 30, 2009, is summarized in the following table.  All stock options are fully vested at September 30, 2009.

		Exercise
Stock Options	Shares	Price*
Beginning balance	520,829	$76.10
Exercised	(2,758)	10.94
Forfeited or expired	(211,090)	139.95
Outstanding and exercisable at September 30, 2009	306,981	32.78
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months ended and year to date September 30, 2009, was $10.65 and $10.94 per share, respectively and $21.46 per share for the same periods in 2008.  The aggregate intrinsic value and cash received for options exercised in 2009 and 2008 was insignificant.

The following table summarizes all outstanding and exercisable stock options as of September 30, 2009.

	Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21 - $11.64	59,598	0.2	$11.56
$23.91 - $27.73	225,679	2.2	24.56
$121.90 - $181.11	13,876	0.8	150.67
$221.82 - $251.86	7,828	1.6	222.23
Total	306,981	1.7

At September 30, 2009, the aggregate intrinsic value of in the money outstanding and exercisable options was insignificant.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Director Deferred Share Units activity year to date September 30, 2009, is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	7,588	$27.94
Issued	13,635	19.29
Ending balance	21,223	22.38
* weighted-average

The total fair value of shares of Director Deferred Share Units issued for the three months ended and year to date September 30, 2009 and 2008, was insignificant.

10.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2009, Great Plains Energy was in compliance with this covenant.  At September 30, 2009, Great Plains Energy had $39.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.70% and had issued letters of credit totaling $25.6 million under the credit facility.  At December 31, 2008, Great Plains Energy had $30.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22% and had issued letters of credit totaling $34.9 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2009, KCP&L was in compliance with this covenant.  At September 30, 2009, KCP&L had $38.0 million of commercial paper outstanding, at a weighted-average interest rate of 0.516%, $20.0 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2008, KCP&L had $380.2 million of commercial paper outstanding, at a weighted-average interest rate of 5.34%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2009, GMO was in compliance with this covenant.  At September 30, 2009, GMO had $117.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $14.4 million under the credit facility.  At December 31, 2008, GMO had $110.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22%, and had issued letters of credit totaling $1.2 million under the credit facility.

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

11.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2009	2008
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A	2019	400.0	-
4.65% EIRR Series 2005	2035	50.0	-
5.125% EIRR Series 2007A-1	2035	63.3	-
5.00% EIRR Series 2007A-2	2035	10.0	-
5.375% EIRR Series 2007B	2035	73.2	-
Unamortized discount		(0.4)	-
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series	2017	250.0	250.0
6.375% Series	2018	350.0	350.0
6.05% Series	2035	250.0	250.0
Unamortized discount		(1.8)	(1.8)
EIRR Bonds
4.65% Series 2005		-	50.0
5.125% Series 2007A-1		-	63.3
5.00% Series 2007A-2		-	10.0
5.375% Series 2007B		-	73.2
4.90% Series 2008	2038	23.4	23.4
Other	2018	3.5	-
Current maturities		(0.2)	-
Total KCP&L		1,779.8	1,376.9

GMO
First Mortgage Bonds
9.44% Series	2010-2021	13.5	14.6
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.344% Wamego Series 1996	2026	7.3	7.3
2.133% State Environmental 1993	2028	5.0	5.0
Senior Notes
7.625% Series	2009	68.5	68.5
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		92.8	117.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Other	2009	0.3	1.1
Current maturities		(69.9)	(70.7)
Total GMO		1,054.3	1,080.1

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
10.00% Equity Units Subordinated Notes	2042	287.5	-
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$3,221.2	$2,556.6
* Weighted-average interest rates at September 30, 2009.

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At September 30, 2009, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.3 billion and $3.5 billion, respectively.  At September 30, 2009, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.  At December 31, 2008, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $2.6 billion and $2.2 billion, respectively.  At December 31, 2008, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.4 billion and $1.1 billion, respectively.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
KCP&L	$0.5	$0.4	$1.5	$1.2
Other Great Plains Energy	0.8	0.3	1.7	0.6
Total Great Plains Energy	$1.3	$0.7	$3.2	$1.8

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

KCP&L is the obligor with respect to $50.0 million aggregate principal amount of EIRR Bonds Series 2005, which are insured by a municipal bond insurance policy issued by Syncora.  The insurance agreement between KCP&L and Syncora required KCP&L to deliver to Syncora $50.0 million of mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement because KCP&L issued mortgage bonds (other than refundings of outstanding mortgage bonds) in excess of certain thresholds.

KCP&L is the obligor with respect to $146.5 million aggregate principal amount of EIRR Bonds Series 2007A-1, Series 2007A-2 and Series 2007B, which are insured by a municipal bond insurance policy issued by FGIC.  The insurance agreement between KCP&L and FGIC required KCP&L to deliver $146.5 million of mortgage bonds or similar securities to FGIC as collateral for KCP&L’s obligations under the insurance agreement because KCP&L issued mortgage bonds secured by liens not permitted by the insurance agreement.

Other Great Plains Energy Long-Term Debt
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consist of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company’s common stock by June 15, 2012 (the settlement date).  Each purchase contract obligates the holder of the purchase contract to purchase, and Great Plains Energy to sell, no later than June 15, 2012, for $50 in cash, newly issued shares of the Company’s common stock equal to the settlement rate.  The purchase contracts may be settled earlier at the option of the holder subject to certain conditions, including but not limited to, the occurrence of a fundamental change (as defined in the agreement) at least 20 business days prior to June 15, 2012.  The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date.  Applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding June 15, 2012.  The settlement rate will be applied to the 5,750,000 Equity Units at the settlement date to issue a number of common shares determined as described in the following table.

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

The present value of the contract adjustment payments of $15.1 million was recorded as a liability in other current liabilities and other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet.  Expenses incurred with the offering of $4.2 million have been deferred and are being recognized as interest expense over the term on the notes and $7.4 million were recorded as capital stock premium and expense.

12.	COMMON SHAREHOLDERS’ EQUITY

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and issuance costs of $6.5 million.

At the May 5, 2009, annual shareholders meeting, the Great Plains Energy common stock shareholders approved an amendment to the articles of incorporation, increasing the authorized number of shares of common stock, no par value, to 250 million from 150 million.

In the first quarter of 2009, Great Plains Energy sold 3.8 million shares of common stock for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy used the proceeds to make a $40.0 million capital contribution to KCP&L to fund Comprehensive Energy Plan projects.

Great Plains Energy’s articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board.  The MPSC and KCC orders issued in 2001 authorizing the holding company structure contain certain conditions requiring Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  The definition of total capitalization is not the same under the MPSC and KCC 2001 orders and the revolving credit agreements.  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  In addition, Great Plains Energy is prohibited from paying dividends on its common and preferred stock in the event Equity Unit contract payments or interest payments on the debt underlying the Equity Units are deferred until such deferrals have been paid.

As of September 30, 2009, all of Great Plains Energy’s and KCP&L’s retained earnings and net income were free of restrictions.  As a result of the above restrictions, Great Plains Energy’s subsidiaries had restricted net assets of approximately $2.8 billion as of September 30, 2009.  The restrictions are not expected to affect the companies’ ability to pay dividends at the current level in the foreseeable future.

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

The Company believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  Such laws or regulations could mandate measures to measure, control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  Laws have recently been passed in Missouri and Kansas, the states in which the Company’s retail electric business is operated, setting renewable energy standards, and the Company believes that national renewable energy standards are also likely.  While the Company believes laws and/or regulations addressing these matters will probably be enacted, the timing, requirements and impact of such laws and/or regulations, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such laws and/or regulations could have the potential for a significant financial and operational impact on KCP&L and GMO.  KCP&L and GMO would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is a range of approximately $0.8 billion - $1 billion.  The decrease in the cost estimates from the 2008 Form 10-K of $1.3 billion - $1.7 billion and $1.1 billion - $1.4 billion for Great Plains Energy and KCP&L, respectively, is a result of completing environmental projects at Iatan No. 1 and GMO’s Sibley and Jeffrey stations.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to predict what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimates provided.

The potential capital costs of the Collaboration Agreement provisions relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall estimated capital cost ranges.  However, the ranges do not reflect potential costs relating to other laws, including potential laws regarding the control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  Costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  The ranges do not reflect the non-capital costs KCP&L and GMO incur on an ongoing basis to comply with environmental laws, which may in the future increase due to the implementation of KCP&L’s Comprehensive Energy Plan and KCP&L’s and GMO’s ongoing compliance with current or future environmental laws.  For instance, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L continues to evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

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

KCP&L and GMO expect to meet the emissions reductions required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.  CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At September 30, 2009, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 110,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive

Energy Plan as approved by the MPSC and KCC.  At September 30, 2009, GMO had accumulated unused SO2 emission allowances sufficient to support just over 20,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.

Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations may be achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, an interim status report to update progress on underlying studies was completed in 2008.  KCP&L is continuing to evaluate compliance options in light of developing potential legislative and regulatory environmental requirements.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an interest, and KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc. (Westar)’s Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Neither Missouri nor Kansas has received EPA approval for their BART plans.

In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  Also as provided in the Collaboration Agreement, KCP&L issued, in 2008, requests for proposals for equipment required to comply with BART.  KCP&L is continuing to evaluate compliance options in light of developing potential legislative and regulatory environmental requirements.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  In May 2008, KCP&L received a subpoena from a federal grand jury seeking documents relating to capital projects at Iatan No. 1.  In September 2009, KCP&L was informed by the Department of Justice that it did not expect to seek criminal charges under the Clean Air Act in connection with repair work, maintenance or modifications at Iatan No. 1.

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center is a coal-fired plant located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  On February 4, 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  It is possible that Westar could be required to make significant capital and other expenditures to install and operate new emission control systems at the Jeffrey Energy Center, surrender emission allowances, interrupt or shut-down operations at the Jeffrey Energy Center, apply for new or modified permits, audit Jeffrey Energy Center operations, otherwise mitigate any harm to public health and the environment resulting from the alleged violations, and pay a civil penalty of up to $37,500 per day for each violation.  The ultimate outcome of this matter cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

Mercury Emissions
In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was effective are subject to a new source maximum achievable control technology (MACT) determination on a case-by-case basis.

In July 2009, the EPA sent letters notifying KCP&L that MACT determinations and schedules of compliance are required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 and Hawthorn No. 5 as affected EGUs.  This was an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  KCP&L believes that Hawthorn No. 5 is not an affected EGU, and will provide supporting documentation to the EPA.  It is not currently known how MACT determinations and schedules of compliance will impact the permitting or operating requirements for these two units, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits at Iatan No. 2, Hawthorn No. 5, or both.

In October 2009, the EPA reached a proposed settlement to develop proposed MACT standards for mercury and potentially other hazardous air pollutant emissions by March 2011 and final standards by November 2011.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.

The estimated required environmental expenditures of $0.8 billion - $1 billion, discussed above, do not reflect any amounts for compliance with MACT determinations and future MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Even if there are no new Congressional mandates, the EPA is considering the regulation of greenhouse gases under the existing Clean Air Act.  In 2007, the U.S. Supreme Court determined that greenhouse gases are air pollutants covered by the Clean Air Act.  The Court held that the EPA must determine whether or not emissions of greenhouse gases from new motor vehicles cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA proposed two distinct findings regarding greenhouse gases under the Clean Air Act.  In the first finding, referred to as the endangerment finding, the EPA proposed that the current and projected concentrations of the mix of six greenhouse gases, including CO2, in the atmosphere threaten the public health and welfare of current and future generations.  In the second finding, referred to as the cause or contribute finding, the EPA proposed that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and therefore, contribute to the threat of climate change.  The EPA further indicated that this proposed finding would not itself impose any requirements on industry because an endangerment finding under one provision of the Clean Air Act would not by itself automatically trigger regulation under the entire Clean Air Act.

In December 2008, the EPA issued an interpretive memo declaring that CO2 is not currently subject to regulation under the Federal Prevention of Significant Deterioration (PSD) program; however, in September 2009, the EPA announced that it plans to reconsider the interpretive memo and is seeking comments on various interpretations of when a pollutant is subject to regulation under the Clean Air Act for the purposes of triggering the PSD permitting requirements.  In September 2009, the EPA issued a final rule for mandatory greenhouse gas reporting from large greenhouse gas emissions sources which would include most of KCP&L’s and GMO’s generating facilities.  In addition, in September 2009, the EPA announced a proposed rule that focuses on large facilities emitting over 25,000 tons of greenhouse gas emissions per year.  The proposed rule would establish new thresholds for greenhouse gas emissions defining when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required for new or existing industrial facilities.  Most of KCP&L’s and GMO’s generating facilities would be subject to the proposed New Source Review program greenhouse gas provisions.  The EPA could also propose rulemaking specific to New Source Performance Standards or other programs as identified in the EPA’s July 2008 advanced notice of proposed rulemaking on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  These proposed and potential rules may ultimately regulate greenhouse gas emissions, which may include such emissions from KCP&L and GMO facilities.

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including

KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO in 2011) required to come from solar resources.  Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on KCP&L and GMO cannot be reasonably estimated at this time.  However, there is a potential that KCP&L could be required to add up to 115 MW in additional renewable energy resources, including 2 MW of solar resources, by 2011, which could be satisfied through ownership, purchase power agreements or renewable energy credits.  See Note 7 for a discussion of the Collaboration Agreement wind generation commitments and current wind project updates.  Subject to the final MPSC regulations, GMO expects that its existing renewable resources will achieve compliance with the Missouri standards until 2014, except for the solar resources requirement.  KCP&L and GMO issued a request for proposals for solar resources, and are evaluating the responses.  Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

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

In March 2008, the EPA significantly strengthened its NAAQS for ground-level ozone.  The EPA revised the primary eight-hour ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA also strengthened the secondary eight-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standards, set in 1997, were effectively 0.084 ppm.  In September 2009, the EPA announced it would reconsider the 2008 NAAQS for ground-level ozone.  The EPA indicated it will propose any needed revisions to the ozone standards in the next year including a revised implementation schedule.

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

In September 2009, the EPA announced plans to revise the existing standards for water discharges from coal-fired power plants.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

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

At September 30, 2009, and December 31, 2008, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers ground water monitoring at a former MGP site.  At September 30, 2009, Great Plains Energy had $0.5 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.5 million accrual above, at September 30, 2009, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  There are also additional costs that are considered to be less likely but still reasonably possible to be incurred at these sites.  Based upon the results of studies at these sites and knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed the estimate by approximately $1.3 million.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  Union Pacific did not appeal the decision.  KCP&L has received approximately $3.5 million for reparations and interest for 2006 and 2007 coal deliveries.  Reparations for 2008 will be calculated after the STB determines the railroad cost of capital for 2008.  In August 2009, KCP&L and Union Pacific executed a joint stipulation that defines the methodology for calculating future rates.

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

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Management cannot predict the outcome of this matter.

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

FERC initiated a docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  FERC rejected the refund requests, but its decision was remanded by the Court of Appeals for FERC to consider whether any acts of market manipulation support the imposition of refunds.  Claims against MPS Merchant total $5.1 million.

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

Everest Minority Shareholder Litigation
On October 11, 2006, minority shareholders of a former subsidiary of GMO brought suit against GMO in Circuit Court in St. Charles County, Missouri, asserting that they are entitled to put their shares to GMO for approximately $5 million because the subsidiary failed to obtain 30,000 customers by the end of 2004.  Under the put agreement, if there was a dispute regarding the customer count, it was to be resolved by an audit firm.  GMO has paid $2.3 million to the minority shareholders under related market-based put provisions.  The audit firm issued a report stating that the customer count was met.  In October 2009, the parties settled this case.  The settlement will not have a significant impact to Great Plains Energy’s results of operations or financial position.

SEC Informal Inquiry
The enforcement staff of the SEC conducted an informal inquiry relating to common stock relinquishments by certain officers on February 6 and 7, 2009, shortly before issuance of the Company’s February 10, 2009, press release disclosing, among other things, a reduction in its common stock dividend.  The relinquished stock represented a portion of restricted shares issued in 2006 and 2007 pursuant to the Company’s Amended Long-Term Incentive Plan, all of which vested on February 6 and 7, 2009.  The officers elected to relinquish a portion of the vested shares, in lieu of paying cash, to the Company to meet their withholding tax obligations which arose in connection with the vesting of those shares.  On February 10, 2009, those officers with reporting obligations under the federal securities laws filed Forms 4 with the SEC disclosing their relinquishments.  On June 24, 2009, Great Plains Energy was formally notified that the staff’s inquiry has been completed and that staff does not intend to recommend any enforcement action by the SEC.

15.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $24.6 million and $75.2 million, respectively, for the three months ended and year to date September 30, 2009, and $23.0 million for the same periods in 2008.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  In 2008, KCP&L received various support and administrative services from Services and for the three months ended and year to date September 30, 2008, these costs totaled $2.7 million and $10.2 million, respectively.  In December 2008, employees and assets of Services were transferred to KCP&L.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool may be lent on a short-term basis to KCP&L and GMO.

The following table summarizes KCP&L’s related party receivables and payables.

	September 30	December 31
	2009	2008
	(millions)
Receivable from GMO	$16.2	$23.7
Receivable from Services	0.3	4.8
Payable to Great Plains Energy	(26.2)	(1.2)
Payable to MPS Merchant	(3.4)	(3.4)

16.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal risk management committee.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchase normal sale election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

The Company has posted collateral, in the normal course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  If the credit risk-related contingent features underlying these agreements were triggered, the Company would be required to post an insignificant amount of collateral to its counterparties.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS removed most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the GMO acquisition and were treated as economic hedges (non-hedging derivatives).  Due to a change in financing plans during the second quarter of 2008, Great Plains Energy redesignated the FSS from economic hedges to cash flow hedges.  Prior to the redesignation, the change in the fair value of the FSS increased interest expense by $9.2 million year to date June 30, 2008.  Subsequent to the redesignation, the FSS were accounted for as cash flow hedges and no ineffectiveness was recorded on the FSS since June 30, 2008.  Due to another change in financing plans, Great Plains Energy assigned the FSS to KCP&L.  In the first quarter of 2009, KCP&L issued $400.0 million of long-term debt and the FSS settled simultaneously with the issuance of this long-term fixed rate debt.  A pre-tax loss of $53.4 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  For the three months ended and year to date September 30, 2009, $1.2 million and $2.6 million, respectively, of the loss has been reclassified from OCI to interest expense.

Treasury Locks
In the first quarter of 2008, KCP&L issued $350.0 million of long-term debt and settled three T-Locks simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense year to date September 30, 2008, included a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  For the three months ended and year to date September 30, 2009, $0.9 million and $3.0 million, respectively, of the loss has been reclassified from OCI to interest expense.  For the three months ended and year to date September 30, 2008, $1.0 million and $2.2 million, respectively, of the loss was reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At September 30, 2009, KCP&L has hedged 4% of both 2010 and 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At September 30, 2009, KCP&L has hedged 24% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.

GMO’s price risk policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  This program extends multiple years and the mark-to-market value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power in 2009 through 2011.  At September 30, 2009, GMO had financial contracts in place to hedge approximately 45%, 31% and 2% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for the remainder of 2009, 2010 and 2011, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s Missouri fuel adjustment clause.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments to reduce its exposure to changes in market prices with economic hedges (non-hedging derivative).  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records trading energy contracts, both physical and financial, at fair value in accordance with GAAP for derivatives and hedging.  Changes in fair value are recorded in the consolidated statements of income and on the consolidated balance sheets in derivative assets or liabilities.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting of cash collateral.

	September 30		December 31
	2009		2008
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$-	$-	$0.7	$(0.2)
Non-hedging derivatives	-	-	46.2	(7.4)
Futures contracts
Cash flow hedges	3.9	0.2	4.5	0.6
Non-hedging derivatives	29.7	(0.8)	-	-
Forward contracts
Non-hedging derivatives	249.7	9.6	317.3	7.8
Option contracts
Non-hedging derivatives	2.0	-	28.2	0.2
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)
KCP&L
Swap contracts
Cash flow hedges	-	-	0.7	(0.2)
Future contracts
Cash flow hedges	3.9	0.2	4.5	0.6
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain derivative instruments designated as hedging instruments as well as derivative instruments not designated as hedging instruments (non-hedging derivatives) under GAAP for derivatives.  The fair values below are gross values before netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.3	$ 0.1
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	10.1	1.3
Total Derivatives		$ 10.4	$ 1.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.3	$ 0.1

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Great Plains Energy	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2009	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(2.1)
Commodity contracts	(0.6)	Fuel	(1.1)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.1
Total	$(0.4)	Total	$(2.1)

Year to Date September 30, 2009
Interest rate contracts	$1.0	Interest charges	$(5.6)
Commodity contracts	(0.9)	Fuel	(1.1)
Income tax benefit (expense)	-	Income tax benefit (expense)	2.6
Total	$0.1	Total	$(4.1)

KCP&L
Three Months Ended September 30, 2009
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.6)	Fuel	(1.1)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.3
Total	$(0.4)	Total	$(2.0)

Year to Date September 30, 2009
Interest rate contracts	$1.0	Interest charges	$(5.3)
Commodity contracts	(0.9)	Fuel	(1.1)
Income tax benefit (expense)	-	Income tax benefit (expense)	2.5
Total	$0.1	Total	$(3.9)

The following tables summarize the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized on Regulatory
	Account on Derivatives	Income Statement
Great Plains Energy	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2009	(millions)		(millions)
Commodity contracts	$ (0.2)	Fuel	$ (10.9)
Total	$ (0.2)	Total	$ (10.9)

Year to Date September 30, 2009
Commodity contracts	$ (11.1)	Fuel	$ (17.0)
Total	$ (11.1)	Total	$ (17.0)

Great Plains Energy’s income statement reflects gains for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $1.4 million and $2.0 million for the three months ended and year to date September 30, 2009, respectively.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2009	2008	2009	2008
	(millions)
Current assets	$13.2	$13.7	$13.2	$13.7
Current liabilities	(87.1)	(94.6)	(83.5)	(90.5)
Deferred income taxes	28.7	31.5	27.4	29.9
Total	$(45.2)	$(49.4)	$(42.9)	$(46.9)

Great Plains Energy’s accumulated OCI in the table above at September 30, 2009, includes $9.9 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.5 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
Great Plains Energy	(millions)
Fuel expense	$1.1	$(1.6)	$1.1	$(2.3)
Interest expense	2.1	0.9	5.6	2.0
Income tax benefit (expense)	(1.1)	0.3	(2.6)	0.1
Loss from discontinued operations
Purchased power expense	-	-	-	(106.1)
Income tax benefit (expense)	-	-	-	43.8
OCI	$2.1	$(0.4)	$4.1	$(62.5)
KCP&L
Fuel expense	$1.1	$(1.6)	$1.1	$(2.3)
Interest expense	2.2	0.8	5.3	1.6
Income tax benefit (expense)	(1.3)	0.3	(2.5)	0.3
OCI	$2.0	$(0.5)	$3.9	$(0.4)

17.	FAIR VALUE MEASUREMENTS

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various Company measurements within the levels, is as follows:

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and December 31, 2008.

			Fair Value Measurements Using

Description	September 30 2009	Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.3)	$0.3	$-	$-
Nuclear decommissioning trust (b)
Equity securities	42.8	-	42.8	-	-
Debt securities
U.S. Treasury	21.4	-	21.4	-	-
U.S. Agency	8.9	-	-	6.1	2.8
State and local obligations	4.4	-	-	4.0	0.4
Corporate bonds	22.7	-	-	22.7	-
Mortgage backed securities	5.6	-	-	0.2	5.4
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total Nuclear Decommissioning Trust	107.7	-	64.2	34.9	8.6
Total	107.7	(0.3)	64.5	34.9	8.6
Liabilities
Derivative instruments (a)	-	(0.1)	-	0.1	-
Total	$-	$(0.1)	$-	$0.1	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.6	$(0.5)	$0.5	$5.3	$4.3
SERP rabbi trust (b)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.8	-	-	6.8	-
Total SERP rabbi trust	7.0	-	0.2	6.8	-
Total	16.6	(0.5)	0.7	12.1	4.3
Liabilities
Derivative instruments (a)	-	(1.3)	1.3	-	-
Total	$-	$(1.3)	$1.3	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.6	$(0.8)	$0.8	$5.3	$4.3
Nuclear decommissioning trust (b)	107.7	-	64.2	34.9	8.6
SERP rabbi trust (b)	7.0	-	0.2	6.8	-
Total	124.3	(0.8)	65.2	47.0	12.9
Liabilities
Derivative instruments (a)	-	(1.4)	1.3	0.1	-
Total	$-	$(1.4)	$1.3	$0.1	$-

			Fair Value Measurements Using

Description	December 31 2008	Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.6	$-	$-	$0.6	$-
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
Total	95.8	-	52.9	36.1	6.8
Liabilities
Derivative instruments (a)	80.3	-	-	80.3	-
Total	$80.3	$-	$-	$80.3	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$17.2	$(0.7)	$3.2	$10.9	$3.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	23.9	(0.7)	3.4	17.4	3.8
Liabilities
Derivative instruments (a)	5.9	(11.4)	10.1	7.2	-
Total	$5.9	$(11.4)	$10.1	$7.2	$-
Great Plains Energy
Assets
Derivative instruments (a)	$17.8	$(0.7)	$3.2	$11.5	$3.8
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	119.7	(0.7)	56.3	53.5	10.6
Liabilities
Derivative instruments (a)	86.2	(11.4)	10.1	87.5	-
Total	$86.2	$(11.4)	$10.1	$87.5	$-
(a) The fair value of derivative instruments is estimated using market quotes, over-the-counter forward priced and volatility curves and correlation among fuel prices, net of estimated credit risk.
(b) Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include cash and cash equivalents, which are not subject to the fair value requirements.
(c) Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.
At September 30, 2009, and December 31, 2008, Great Plains Energy netted $0.6 million and $10.7 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date September 30, 2009 and 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance July 1, 2009	$2.9	$0.5	$3.5	$6.9	$3.4	$10.3
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.1)	-	0.6	0.5	-	0.5
Included in non-operating income	-	-	-	-	1.0	1.0
Purchase, issuances, and settlements	-	-	1.3	1.3	(0.1)	1.2
Transfers in and/or out of Level 3	-	(0.1)	-	(0.1)	-	(0.1)
Balance September 30, 2009	$2.8	$0.4	$5.4	$8.6	$4.3	$12.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2009	$-	$-	$-	$-	$1.1	$1.1

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	-	0.8	0.9	-	0.9
Included in non-operating income	-	-	-	-	1.2	1.2
Purchase, issuances, and settlements	(1.2)	-	1.7	0.5	(0.7)	(0.2)
Transfers in and/or out of Level 3	-	0.4	-	0.4	-	0.4
Balance September 30, 2009	$2.8	$0.4	$5.4	$8.6	$4.3	$12.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2009	$-	$-	$-	$-	$0.9	$0.9

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance July 1, 2008	$8.9	$-	$8.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.2)	-	(0.2)
Included in non-operating income	-	(2.1)	(2.1)
Purchase, issuances, and settlements	(0.5)	1.4	0.9
Balance September 30, 2008	$8.2	$5.9	$14.1

Total unrealized gains and losses included in discontinued
operations relating to assets still on the consolidated
balance sheet at September 30, 2008	$-	$(2.1)	$(2.1)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.4)	-	(0.4)
Included in non-operating income	-	(2.1)	(2.1)
Purchase, issuances, and settlements	(1.6)	1.4	(0.2)
Transfers in and/or out of Level 3	3.7	(16.4)	(12.7)
Discontinued operations	-	(6.0)	(6.0)
Balance September 30, 2008	$8.2	$5.9	$14.1

Total unrealized gains and losses included in discontinued
operations relating to assets still on the consolidated
balance sheet at September 30, 2008	$-	$(2.1)	$(2.1)

On January 1, 2009, Great Plains Energy and KCP&L adopted the fair value measurement and disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  Management evaluated the impact of adoption to those nonfinancial assets and liabilities and determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance on identifying circumstances that indicate a transaction is not orderly that became effective in the second quarter of 2009 for Great Plains Energy and KCP&L.  Management determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In August 2009, the FASB issued additional guidance to clarify the principles on fair value measurement of liabilities.  Management determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes upon adoption in the fourth quarter of 2009.

18.	TAXES

Components of income tax expense are detailed in the following tables.

	Three Months Ended		Year to Date
	September 30		September 30
Great Plains Energy	2009	2008	2009	2008
Current income taxes	(millions)
Federal	$16.1	$30.3	$(1.3)	$10.6
State	1.1	(5.3)	(2.6)	1.0
Foreign	-	-	1.2	-
Total	17.2	25.0	(2.7)	11.6
Deferred income taxes
Federal	(5.8)	3.5	(13.6)	(13.1)
State	4.0	9.3	8.8	40.5
Total	(1.8)	12.8	(4.8)	27.4
Noncurrent income taxes
Federal	7.7	(1.7)	6.8	(0.4)
State	0.9	(1.0)	0.8	(0.7)
Foreign	0.6	-	(1.9)	-
Total	9.2	(2.7)	5.7	(1.1)
Investment tax credit
Deferral	12.2	11.5	28.4	63.0
Amortization	(0.6)	(0.6)	(1.7)	(1.3)
Total	11.6	10.9	26.7	61.7
Total income tax expense	36.2	46.0	24.9	99.6
Less: taxes on discontinued operations
Current tax expense	-	0.1	-	25.8
Deferred tax expense (benefit)	0.6	-	(1.4)	4.5
Noncurrent income tax expense	-	-	-	0.9
Income tax expense on continuing operations	$35.6	$45.9	$26.3	$68.4

	Three Months Ended		Year to Date
	September 30		September 30
KCP&L	2009	2008	2009	2008
Current income taxes	(millions)
Federal	$41.4	$37.7	$51.9	$3.1
State	5.0	1.6	6.9	1.9
Total	46.4	39.3	58.8	5.0
Deferred income taxes
Federal	(34.8)	(15.8)	(49.6)	(37.4)
State	(1.0)	2.6	-	33.8
Total	(35.8)	(13.2)	(49.6)	(3.6)
Noncurrent income taxes
Federal	3.6	(2.9)	2.9	(2.3)
State	0.4	(0.4)	0.4	(0.3)
Total	4.0	(3.3)	3.3	(2.6)
Investment tax credit
Deferral	12.2	11.5	28.4	63.0
Amortization	(0.4)	(0.4)	(1.1)	(1.1)
Total	11.8	11.1	27.3	61.9
Total	$26.4	$33.9	$39.8	$60.7

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$39.9	$52.7	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.4)	(1.2)	(2.1)	(0.8)
Amortization of investment tax credits	(0.6)	(0.6)	(0.5)	(0.4)
Federal income tax credits	(1.9)	(2.1)	(1.7)	(1.4)
State income taxes	4.0	2.0	3.5	1.3
Changes in uncertain tax positions, net	0.8	0.8	0.6	0.6
GMO transaction costs	-	(1.6)	-	(1.0)
Other	(4.2)	(4.1)	(3.5)	(2.8)
Total	$35.6	$45.9	31.3%	30.5%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date September 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$57.1	$63.3	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(8.6)	(2.5)	(5.3)	(1.4)
Amortization of investment tax credits	(1.7)	(1.3)	(1.0)	(0.7)
Federal income tax credits	(6.5)	(7.1)	(4.0)	(3.9)
State income taxes	5.4	2.9	3.3	1.6
Rate change on deferred taxes	-	19.3	-	10.7
Changes in uncertain tax positions, net	(72.5)	0.2	(44.5)	0.1
GMO transaction costs	-	(1.9)	-	(1.0)
Valuation allowance	56.5	-	34.6	-
Other	(3.4)	(4.5)	(2.0)	(2.6)
Total	$26.3	$68.4	16.1%	37.8%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$32.2	$41.2	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(3.0)	(1.7)	(3.2)	(1.4)
Amortization of investment tax credits	(0.4)	(0.4)	(0.4)	(0.3)
Federal income tax credits	(1.6)	(1.9)	(1.8)	(1.6)
State income taxes	3.0	2.6	3.2	2.2
Changes in uncertain tax positions, net	(0.1)	0.1	(0.1)	0.1
Parent company tax benefits (a)	-	(1.5)	-	(1.3)
Other	(3.7)	(4.5)	(4.0)	(3.9)
Total	$26.4	$33.9	28.7%	28.8%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date September 30	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$52.0	$59.3	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(6.8)	(3.0)	(4.6)	(1.8)
Amortization of investment tax credits	(1.1)	(1.1)	(0.7)	(0.6)
Federal income tax credits	(5.8)	(6.8)	(3.9)	(4.0)
State income taxes	4.8	3.9	3.2	2.3
Rate change on deferred taxes	-	20.3	-	12.0
Changes in uncertain tax positions, net	-	(0.5)	-	(0.3)
Parent company tax benefits (a)	-	(6.7)	-	(3.9)
Other	(3.3)	(4.7)	(2.2)	(2.9)
Total	$39.8	$60.7	26.8%	35.8%
(a) The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on
July 14, 2008. As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

Uncertain Tax Positions
At September 30, 2009, and December 31, 2008, Great Plains Energy had $41.7 million and $97.3 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.1 million at September 30, 2009, and $80.2 million at December 31, 2008, are expected to impact the effective tax rate if recognized.  The $55.6 million decrease in unrecognized tax benefits is primarily due to a decrease of $74.5 million related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, offset by an increase of $11.3 million of unrecognized tax benefits related to prior year tax positions taken on GMO tax returns and a $7.5 million increase of unrecognized tax benefits related to prior year tax positions taken on the Great Plains Energy consolidated 2008 tax return.  The tax benefits recognized related to the GMO 2003-2004 IRS audit were also offset by an increase in valuation allowance for federal and state net operating losses of $56.0 million and a reduction in deferred income tax assets of $2.5 million, which resulted in an increase to net income of $16.0 million.

At September 30, 2009, and December 31, 2008, KCP&L had $20.9 million and $17.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $1.1 million at September 30, 2009, and $1.2 million at December 31, 2008, are expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2009	2008	2009	2008
	(millions)
Beginning balance	$97.3	$21.9	$17.6	$19.6
Additions for current year tax positions	3.4	5.3	2.9	3.8
Additions for prior year tax positions	7.5	2.6	3.2	2.6
Additions for GMO prior year tax positions	11.9	77.0	-	-
Reductions for prior year tax positions	(1.1)	(0.8)	(0.7)	(0.7)
Settlements	(76.7)	(8.5)	(2.1)	(7.5)
Statute expirations	-	(0.2)	-	(0.2)
Foreign currency translation adjustments	(0.6)	-	-	-
Ending balance	$41.7	$97.3	$20.9	$17.6

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At September 30, 2009, and December 31, 2008, accrued interest related to unrecognized tax benefits for Great Plains Energy was $5.7 million and $2.6 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.0 million at September 30, 2009.  For the three months ended and year to date September 30, 2009, Great Plains Energy recognized an increase of $0.4 million and $1.1 million, respectively, of interest expense related to unrecognized tax benefits.  The remaining increase in accrued interest and the penalties of $1.0 million were primarily associated with prior year GMO tax return positions identified and recorded to goodwill.

Year to date September 30, 2009, KCP&L recognized a $0.1 million reduction of interest expense related to unrecognized tax benefits.  KCP&L had accrued interest related to unrecognized tax benefits of $1.6 million at September 30, 2009, and $1.7 million at December 31, 2008.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006 tax year and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  It is reasonably possible that a settlement may be reached for both audits within the next twelve months.  The Company is unable to estimate the amount of unrecognized tax benefits that may be recognized in the next twelve months related to the IRS audit and other statute expirations, but management estimates the Company will reduce unrecognized tax benefits associated with the CRA audit by $0.3 million in the next twelve months.

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

For the three months ended and year to date September 30, 2009, Great Plains Energy and KCP&L recognized current federal tax benefits of $12.2 million and $28.4 million, respectively.  For the same periods in 2008, Great Plains Energy and KCP&L recognized current federal tax benefits of $11.5 million and $63.0 million, respectively.  However, tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized deferred advanced coal ITC expense to offset the current federal tax benefit.  At September 30, 2009, Great Plains Energy and KCP&L had $102.6 million of deferred advanced coal ITC.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

The unaffiliated owners of Iatan No. 2, holding an aggregate 27% interest in the unit, have asserted that they have proportionate rights to the credits, and have commenced an arbitration action under the Iatan No. 2 ownership agreement seeking to recover the proportionate value from KCP&L.  Discovery is ongoing and the arbitration is currently scheduled for November 2009.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
September 30, 2009	Utility	Other	Energy
	(millions)
Operating revenues	$587.7	$-	$587.7
Depreciation and amortization	(77.9)	-	(77.9)
Interest charges	(38.6)	(10.4)	(49.0)
Income tax benefit (expense)	(42.2)	6.6	(35.6)
Loss from equity investments	-	(0.2)	(0.2)
Discontinued operations	-	0.8	0.8
Net income (loss) attributable to Great Plains Energy	83.9	(4.8)	79.1

Year to Date	Electric		Great Plains
September 30, 2009	Utility	Other	Energy
	(millions)
Operating revenues	$1,487.4	$-	$1,487.4
Depreciation and amortization	(220.3)	-	(220.3)
Interest charges	(113.6)	(19.6)	(133.2)
Income tax benefit (expense)	(55.5)	29.2	(26.3)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(2.3)	(2.3)
Net income attributable to Great Plains Energy	134.1	0.4	134.5

Three Months Ended	Electric		Great Plains
September 30, 2008	Utility	Other	Energy
	(millions)
Operating revenues	$593.6	$-	$593.6
Depreciation and amortization	(65.4)	-	(65.4)
Interest charges	(27.0)	3.4	(23.6)
Income tax benefit (expense)	(46.0)	0.1	(45.9)
Loss from equity investments	-	(0.3)	(0.3)
Discontinued operations	-	0.3	0.3
Net income attributable to Great Plains Energy	102.5	2.5	105.0

Year to Date	Electric		Great Plains
September 30, 2008	Utility	Other	Energy
	(millions)
Operating revenues	$1,226.2	$-	$1,226.2
Depreciation and amortization	(166.4)	-	(166.4)
Interest charges	(63.7)	(11.9)	(75.6)
Income tax benefit (expense)	(72.8)	4.4	(68.4)
Loss from equity investments	-	(1.1)	(1.1)
Discontinued operations	-	35.0	35.0
Net income attributable to Great Plains Energy	127.4	20.1	147.5

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
September 30, 2009	(millions)
Assets	$8,643.0	$99.1	$(476.3)	$8,265.8
Capital expenditures (a)	683.9	-	-	683.9
December 31, 2008
Assets (b)	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9
(a) Capital expenditures reflect year to date amounts for the periods presented.
(b) Other includes assets of discontinued operations.

20.	DISCONTINUED OPERATIONS

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy to Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica.  Strategic Energy is reported as discontinued operations for the periods presented.  During the second quarter of 2009, Great Plains Energy recorded $5.1 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  In the third quarter of 2009, Great Plains Energy reduced its previously recorded reserve of $2.0 million related to indemnification obligations by $1.4 million.  The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Revenues	$-	$-	$-	$667.4

Income from operations before income taxes (a)	$-	$-	$-	$182.4
Gain (loss) on disposal before income taxes	1.4	0.4	(3.7)	(116.2)
Total income (loss) on discontinued operations
before income taxes	1.4	0.4	(3.7)	66.2
Income tax benefit (expense)	(0.6)	(0.1)	1.4	(31.2)
Income (loss) from discontinued operations,
net of income taxes	$0.8	$0.3	$(2.3)	$35.0
(a) Year to date September 30, 2008, amount include $189.1 million of unrealized net gains related to derivatives contracts.

21.	SUBSEQUENT EVENTS

Management is unaware of any significant subsequent events, up to the time on October 29, 2009, when these financial statements were issued, which would require disclosure.

22.	NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued two amendments to existing GAAP, one of which amends previous derecognition guidance and eliminates the concept of a qualifying special-purpose entity (QSPEs).  The second amends previous consolidation guidance applicable to variable interest entities (VIEs) requiring companies to reconsider previous conclusions, including whether an entity is a VIE, whether the Company is the VIE’s primary beneficiary and what type of financial statement disclosures are required.  The provisions of these amendments are effective for Great Plains Energy and KCP&L for financial asset transfers occurring after January 1, 2010, and requires transferors to evaluate all existing QSPEs and all VIEs to determine whether they must be consolidated effective January 1, 2010, in accordance with the amended consolidation guidance.   Management is currently evaluating the impacts of these amendments and has not yet determined the impact on Great Plains Energy’s and KCP&L’s consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Codification) as the exclusive authoritative reference for U.S. GAAP to be applied by nongovernmental entities.  The Codification changes the referencing of accounting standards and is effective for interim and annual reporting periods ending after September 15, 2009.  There was no impact on Great Plains Energy’s and KCP&L’s consolidated financial statements upon adoption of the Codification other than referencing accounting standards.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2009, decreased to $78.7 million, or $0.58 per share compared to $104.6 million, or $0.92 per share for the same period in 2008 due to lower wholesale revenues, higher depreciation and interest expense and increased operating expenses driven by a payment to terminate a wind project and the inclusion of GMO for a full quarter, partially offset by increased retail revenue and lower purchased power expense.

Great Plains Energy’s earnings available for common shareholders year to date September 30, 2009, were $133.3 million, or $1.04 per share.  For the same period in 2008, Great Plains Energy had earnings available for common shareholders of $146.3 million, or $1.54 per share, including income from discontinued operations of $35.0 million, or $0.37 per share.  The acquisition of GMO increased earnings $26.1 million, which includes a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009.  The impact of lower purchased power expense, an increase in the equity component of AFUDC and decreased income taxes was mostly offset by lower retail and wholesale revenues and higher depreciation and interest expense at KCP&L.

Strategic Focus
Comprehensive Energy Plan – Iatan No. 1 environmental and Iatan No. 2
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and certain Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but during start-up a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  During the second quarter of 2009, KCP&L completed a cost and schedule reforecast for the Iatan No. 2 project.  KCP&L continues to make progress on the construction of Iatan No. 2.  The anticipated in-service date for Iatan No. 2 is late summer of 2010.  The following table summarizes the current cost estimates for Iatan No. 2, exclusive of AFUDC and any costs for Iatan common facilities that will be used by both Iatan No. 1 and Iatan No. 2.  The cost estimates for Iatan common facilities indentified for the start-up of Iatan No. 1 are unchanged from the amounts disclosed in the 2008 Form 10-K.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,153	-	$ 1,201	$ 1,125	-	$ 1,201	$ 28	-	$ -
KCP&L's 55% share of Iatan No. 2	868	-	904	847	-	904	21	-	-

Regulatory Proceedings
In September 2008, KCP&L filed a request with the MPSC for an annual rate increase of $101.5 million, with $15.1 million of that amount treated for accounting purposes as additional amortization.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before the MPSC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.

In September 2008, GMO filed a request with the MPSC for an annual electric rate increase of $83.1 million ($66.0 million for GMO’s MPS jurisdiction, and $17.1 million for GMO’s L&P jurisdiction).  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s electric rate case before the MPSC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO Missouri portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The order also continues the GMO MPS and L&P FACs.

In September 2008, GMO filed a request with the MPSC for an annual steam rate increase of $1.3 million.  On June 10, 2009, the MPSC issued its order approving in its entirety a stipulation and agreement between GMO and other parties to GMO’s steam rate case before the MPSC.  The stipulation and agreement provided for an increase in annual revenues of approximately $1 million, effective July 1, 2009.  The order allows for the QCA fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The previous sharing mechanism was set at 80% above the fuel cost included in base rates.

In September 2008, KCP&L filed a request with KCC for an annual rate increase of $71.6 million, with $11.2 million of that amount treated for accounting purposes as additional amortization.  On July 24,

2009, KCC issued its order approving in its entirety a stipulation and agreement between KCP&L and other parties to KCP&L’s rate case before KCC.  The stipulation and agreement provided for, among other things, an increase in annual revenues of $59 million effective August 1, 2009, with $18 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009 and in-service as of July 4, 2009, and (ii) $2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009.  There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.

RELATED PARTY TRANSACTIONS

See Note 15 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 13 to the consolidated financial statements for information regarding environmental matters.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included subsequent to the July 14, 2008, date of acquisition.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$587.7	$593.6	$1,487.4	$1,226.2
Fuel	(118.1)	(109.7)	(302.5)	(222.7)
Purchased power	(46.1)	(69.3)	(140.9)	(138.3)
Other operating expenses	(194.4)	(179.6)	(561.3)	(458.5)
Depreciation and amortization	(77.9)	(65.4)	(220.3)	(166.4)
Operating income	151.2	169.6	262.4	240.3
Non-operating income and expenses	12.0	4.9	34.5	17.3
Interest charges	(49.0)	(23.6)	(133.2)	(75.6)
Income tax expense	(35.6)	(45.9)	(26.3)	(68.4)
Loss from equity investments	(0.2)	(0.3)	(0.4)	(1.1)
Income from continuing operations	78.4	104.7	137.0	112.5
Income (loss) from discontinued operations	0.8	0.3	(2.3)	35.0
Net income	79.2	105.0	134.7	147.5
Less: Net income attributable to noncontrolling interest	(0.1)	-	(0.2)	-
Net income attributable to Great Plains Energy	79.1	105.0	134.5	147.5
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$78.7	$104.6	$133.3	$146.3

Three Months Ended September 30, 2009 Compared to September 30, 2008
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2009, decreased to $78.7 million, or $0.58 per share, from earnings of $104.6 million, or $0.92 per share, for the same period in 2008.  A higher average number of common shares diluted earnings per share by $0.11 for the three months ended September 30, 2009.  Great Plains Energy’s significant share issuance was 11.5 million common shares in May 2009.

Electric utility’s net income decreased $18.6 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to lower wholesale revenues, higher depreciation and interest expense and increased operating expenses driven by a payment to terminate a wind project and the inclusion of GMO for a full quarter, partially offset by increased retail revenue and lower purchased power expense.

Great Plains Energy’s corporate and other activities recognized a loss from continuing operations of $6.0 million for the three months ended September 30, 2009, compared to income of $1.8 million for the same period in 2008 primarily due to additional interest expense from Equity Units issued in May 2009.

Year to Date September 30, 2009 Compared to September 30, 2008
Great Plains Energy’s earnings available for common shareholders year to date September 30, 2009, decreased to $133.3 million, or $1.04 per share, from $146.3 million, or $1.54 per share, for the same period in 2008.  A higher average number of common shares diluted earnings per share by $0.36 year to date September 30, 2009.  Great Plains Energy’s significant share issuances were 32.2 million common shares for the acquisition of GMO in July 2008 and 11.5 million common shares in May 2009.

Electric utility’s net income increased $6.7 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased electric utility’s net income $6.6 million.  The impact of lower purchased power expense, an increase in the equity component of AFUDC and decreased income taxes was mostly offset by lower retail and wholesale revenues and increased depreciation and interest expense at KCP&L.

Great Plains Energy’s corporate and other activities recognized income from continuing operations of $1.5 million year to date September 30, 2009, compared to a loss of $16.1 million for the same period in 2008 primarily attributable to a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009, partially offset by $6.8 million after-tax of additional interest expense for Equity Units issued in May 2009.  Additionally, 2008 reflects a $5.7 million after-tax loss for the change in fair value of interest rate hedges.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$587.7	$593.6	$1,487.4	$1,226.2
Fuel	(118.1)	(109.7)	(302.5)	(222.7)
Purchased power	(46.1)	(70.3)	(140.9)	(139.3)
Other operating expenses	(191.1)	(179.4)	(550.5)	(447.1)
Depreciation and amortization	(77.9)	(65.4)	(220.3)	(166.4)
Operating income	154.5	168.8	273.2	250.7
Non-operating income and expenses	10.2	6.7	30.0	13.2
Interest charges	(38.6)	(27.0)	(113.6)	(63.7)
Income tax expense	(42.2)	(46.0)	(55.5)	(72.8)
Net income	$83.9	$102.5	$134.1	$127.4

Electric Utility Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change (a)	2009	2008	Change (a)
Retail revenues	(millions)			(millions)
Residential	$243.3	$243.3	NM	$594.2	$448.7	NM
Commercial	219.0	215.5	NM	569.4	459.0	NM
Industrial	48.9	49.0	NM	128.5	102.7	NM
Other retail revenues	3.9	3.9	NM	12.3	9.0	NM
Fuel recovery mechanism under (over) recovery	12.3	(6.5)	NM	26.8	10.8	NM
Total retail	527.4	505.2	NM	1,331.2	1,030.2	NM
Wholesale revenues	49.4	77.9	NM	123.1	175.7	NM
Other revenues	10.9	10.5	NM	33.1	20.3	NM
Electric utility revenues	$587.7	$593.6	NM	$1,487.4	$1,226.2	NM

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change (a)	2009	2008	Change (a)
Retail MWh sales	(thousands)			(thousands)
Residential	2,401	2,459	NM	6,621	5,020	NM
Commercial	2,780	2,818	NM	8,035	6,563	NM
Industrial	824	855	NM	2,348	1,882	NM
Other retail MWh sales	26	27	NM	86	62	NM
Total retail	6,031	6,159	NM	17,090	13,527	NM
Wholesale MWh sales	1,708	1,756	NM	3,962	3,839	NM
Electric utility MWh sales	7,739	7,915	NM	21,052	17,366	NM

(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Retail revenues increased $22.2 million for the three months ended September 30, 2009, compared to the same period in 2008 due to GMO’s inclusion for a full quarter in 2009 and new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.  These increases were partially offset by unfavorable weather in 2009, with an 18% decrease in cooling degree days, and a decline in weather-normalized customer usage driven by weakened economic conditions.  Retail revenues increased $301.0 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased retail revenue $306.6 million.  The remaining decrease at KCP&L was due to unfavorable weather in 2009, with a 7% decrease in cooling degree days, and a decline in weather-normalized customer usage driven by weakened economic conditions, partially offset by new retail rates.

Wholesale revenues decreased $28.5 million for the three months ended September 30, 2009, compared to the same period in 2008 due to a 42% decrease in the average market price per MWh to $27.50, primarily due to lower natural gas prices.  Wholesale revenues decreased $52.6 million year to date September 30, 2009, compared to the same period in 2008 due to a 40% decrease in the average market price per MWh to $29.06, primarily due to lower natural gas prices.

Electric Utility Fuel and Purchased Power

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change	2009	2008	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	5,398	5,683	NM(a)	14,160	12,718	NM(a)
Nuclear	1,137	1,215	(6)	3,489	2,759	26
Natural gas and oil	164	229	NM(a)	282	283	NM(a)
Wind	74	93	(19)	265	308	(14)
Total Generation	6,773	7,220	NM(a)	18,196	16,068	NM(a)

(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date September 30, 2009, decreased to 86% and 75%, respectively, from 92% and 81% for the same periods in 2008 due to plant outages.  The year to date decrease was primarily due to the scheduled Iatan No. 1 outage for a unit overhaul and to tie in new environmental equipment.  GMO’s coal base load equivalent availability factor for the three months ended September 30, 2009, decreased to 91% from 94% for the same period in 2008.  GMO’s coal base load equivalent availability factor year to date September 30, 2009, was 81%.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  The equivalent availability factor for Wolf Creek decreased to 93% for the three months ended September 30, 2009, compared to 100% for the same period in 2008.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the equivalent availability factor for Wolf Creek increased to 96% year to date September 30, 2009, compared to 77% for the same period in 2008.  Wolf Creek’s current refueling outage began October 10, 2009, and the unit is scheduled to come back on-line in mid-November.

Fuel expense increased $79.8 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased fuel expense $89.1 million.

Purchased power expense decreased $24.2 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to a 66% decrease in the average price per MWh as a result of lower natural gas prices.  The favorable price impact was partially offset by a 25% increase in MWh purchases due to the impact of unplanned outages in 2009 somewhat offset by reduced retail demand.  Purchased power expense increased $1.6 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased purchased power expense $43.3 million.  A 9% increase in MWh purchases driven by the extended outage at Iatan No. 1 in 2009, somewhat offset by reduced retail demand and the impact of the extended Wolf Creek outage in 2008, also increased purchased power expense.  These increases were mostly offset by a 56% decrease in the average price per MWh as a result of lower natural gas prices.

Electric Utility Other Operating Expenses (including utility operating expenses, maintenance, general taxes and other)
Electric utility’s other operating expenses increased $11.7 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to a $7.5 million payment to terminate an agreement for the construction of a wind project as well as GMO’s inclusion for a full quarter in 2009.  These increases were partially offset by spending reductions and realized synergies from the GMO acquisition.  See Note 7 to the consolidated financial statements for a discussion of the Collaboration Agreement wind generation commitments and termination of the agreement for the construction of a wind project.

Electric utility’s other operating expenses increased $103.4 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased other operating expenses $103.8 million.  The remaining decrease was primarily due to increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition, mostly offset by a $7.5 million payment to terminate an agreement for the construction of a wind project.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $12.5 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to $3.8 million of additional amortization at KCP&L pursuant to rate case orders, placing the Iatan No. 1 environmental project in service during the second quarter of 2009 and normal depreciation activity for capital additions.

Electric utility’s depreciation and amortization costs increased $53.9 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased depreciation and amortization $40.2 million.  The remaining increase was due to $3.8 million of additional amortization at KCP&L pursuant to rate case orders, the impact on KCP&L of placing the Iatan No. 1 environmental project in service during the second quarter of 2009 and normal depreciation activity for capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses increased $16.8 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased non-operating income and expenses $7.4 million.  The remaining increase was due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $11.6 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to interest on KCP&L’s $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 as well as GMO’s inclusion for a full quarter in 2009.

Electric utility’s interest charges increased $49.9 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased interest charges $40.5 million.  The remaining increase was primarily due to interest on KCP&L’s $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 and on $350.0 million of unsecured Senior Notes issued in March 2008, partially offset by decreased commercial paper outstanding and an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $17.3 million year to date September 30, 2009, compared to the same period in 2008 due to an increase in KCP&L’s deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (September 30, 2009 compared to December 31, 2008)

•	Great Plains Energy’s funds on deposit decreased $5.4 million due to MPS Merchant closing positions with counterparties and reduced cash collateral requirements due to issuing a guarantee.

•	Great Plains Energy’s electric utility plant increased $825.6 million primarily due to the following projects placed in service, in addition to normal plant activity:

•	$536.7 million for the Iatan No. 1 environmental project and certain common costs; and

• $100.4 million for environmental equipment at GMO’s Sibley No. 3.

•
Great Plains Energy’s construction work in process decreased $250.7 million primarily due to $637.1 million of electric utility projects placed in service as described above, partially offset by a $295.7 million increase related to KCP&L’s Comprehensive Energy Plan projects, $36.7 million related to GMO’s 18% share of Iatan No. 2 and $43.6 million related to a KCP&L wind project, in addition to normal activity.

•	Great Plains Energy’s notes payable and commercial paper decreased $48.0 million and $342.2 million, respectively, primarily due to repayment with proceeds from the following:

•	KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A,

•	Great Plains Energy’s issuance of $287.5 million of Equity Units and $161.0 million of common stock, and

•	Great Plains Energy’s sale of $50.0 million of common stock under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.

These decreases were partially offset by a $79.1 million payment for the settlement of FSS and additional borrowings.

•
Great Plains Energy’s accounts payable decreased $186.9 million primarily due to the timing of cash payments, including KCP&L’s Comprehensive Energy Plan projects and GMO’s Sibley SCR project, and decreases related to lower natural gas and purchased power prices.

•	Great Plains Energy’s accrued taxes increased $56.5 million primarily due to an increase in property tax accruals due to the timing of tax payments.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $86.2 million primarily due to the settlement of FSS simultaneously with KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.

•
Great Plains Energy’s deferred tax credits increased $26.7 million due to recognition of $28.4 million of advanced coal credits.  See Note 18 to the consolidated financial statements for additional information on the advanced coal credits.

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

Great Plains Energy's liquid resources at September 30, 2009, consisted of $16.5 million of cash and cash equivalents on hand and $1,146.0 million of unused bank lines of credit.  The unused lines consisted of $542.0 million from KCP&L's credit facilities, $268.6 million from GMO’s revolving credit facility and $335.4 million from Great Plains Energy's revolving credit facility.

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

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The decrease in cash flows from operating activities for Great Plains Energy year to date September 30, 2009, compared to the same period in 2008 is primarily due to a decrease in accounts payable due to the timing of cash payments and KCP&L’s payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.  Partially offsetting these decreases was KCP&L’s first quarter 2008 payment of $41.2 million for the settlement of three T-Locks.  Additionally, year to date September 30, 2008, cash flows from operating activities include Strategic Energy.  Great Plains Energy sold Strategic Energy in June 2008.  Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $18.7 million year to date September 30, 2009, compared to the same period in 2008.  The acquisition of GMO increased cash utility capital expenditures $65.9 million and KCP&L’s cash utility capital expenditures decreased $84.6 million primarily related to Comprehensive Energy Plan projects.

In June 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million. At the time of the sale, Strategic Energy had $88.9 million of cash resulting in proceeds from the sale of Strategic Energy, net of cash sold of $216.4 million.

In July 2008, Great Plains Energy closed its acquisition of GMO.  Great Plains Energy paid cash consideration of $0.7 billion.  At the time of the acquisition, GMO had approximately $1.0 billion of cash from the sale of its electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa to Black Hills.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date September 30, 2009, reflect proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share and proceeds of $287.5 million from the issuance of 5.8 million Equity Units in May 2009.  See Note 11 to the consolidated financial statements for more information on the Equity Units.  Also reflected in the cash flows from financing activities year to date September 30, 2009, is KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Additionally in the first quarter of 2009, Great Plains Energy sold 3.8 million shares of common stock for $50.0 million in gross proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy has paid $22.7 million year to date September 30,

2009 for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Great Plains Energy’s cash flows from financing activities year to date September 30, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used primarily to repay short-term borrowings.  KCP&L incurred additional short-term borrowings year to date September 30, 2008, to support expenditures related to Comprehensive Energy Plan projects.  GMO repaid $169.0 million on a credit agreement that was terminated in the third quarter of 2008.  Additionally, GMO terminated various other credit agreements and paid $12.5 million of termination fees.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L must maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2008, the MPSC increased KCP&L’s authorization to issue long-term debt and to enter into interest rate hedging instruments in connection with such debt to $1.4 billion through December 31, 2009.  KCP&L has utilized $1.25 billion of this amount, leaving $146.5 million of authorization remaining.  In addition, in February 2009, KCP&L received authorization to issue $196.5 million in mortgage bonds to insurers of KCP&L’s $196.5 million aggregate principal amount of EIRR Bonds Series 2005 and Series 2007, if and as required under the terms of the insurance agreements due to the issuance of other mortgage bonds by KCP&L.  KCP&L utilized this authorization with the issuance of $196.5 million in mortgage bonds to the bond insurers in March 2009.  See Note 11 to the consolidated financial statements for more information on these insurance agreements.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At September 30, 2009, there was $1.1 billion available under this authorization.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2009, KCP&L had outstanding payables under the money pool of $5.0 million and $9.8 million to Great Plains Energy and GMO, respectively.

GMO has $500.0 million of FERC short-term debt authorization through April 2010, subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2009, there was $383.0 million available under this authorization.  GMO has $750.0 million of FERC long-term debt authorization through July 31, 2010, none of which has been utilized.

Debt Agreements
See Note 10 to the consolidated financial statements for discussion of revolving credit facilities.

Pension and Post-retirement Plans
The Company maintains qualified defined benefit plans for substantially all employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Year to date September 30, 2009, the Company contributed $17.0 million to the plans and expects to contribute an additional $26.7 million in the fourth quarter of 2009 to satisfy the funding requirements of ERISA and MPSC and KCC rate orders.  The majority of the contributions will be paid by KCP&L, which management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $15.6 million in the fourth quarter of 2009 under the provisions of these plans, with the majority paid by KCP&L.

Credit Ratings
In March 2009, Standard & Poor’s affirmed the “BBB” corporate credit rating and the long-term debt credit ratings for Great Plains Energy, KCP&L and GMO.  Standard & Poor’s also revised its outlook on all three companies to “Negative” from “Stable”, and lowered KCP&L’s short-term debt credit rating to “A-3” from “A-2”.

In March 2009, Moody’s Investors Service lowered the senior unsecured ratings for Great Plains Energy and GMO to “Baa3” from “Baa2”.  Moody’s Investors Service also lowered KCP&L’s senior secured rating to “A3” from “A2” and KCP&L’s senior unsecured rating to “Baa1” from “A3”.  Moody’s Investors Service also affirmed KCP&L’s short term rating for commercial paper at “Prime-2” and maintained its outlook for Great Plains Energy, KCP&L, and GMO at “Negative.”

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a further decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  The March 2009 credit rating actions did not have a significant impact to interest charges under such debt for the three months ended and year to date September 30, 2009.  A decrease in credit ratings could also have, among other things, an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2009	2008	2009	2008
	(millions)
Operating revenues	$395.5	$423.7	$997.8	$1,056.3
Fuel	(70.5)	(79.6)	(183.3)	(192.6)
Purchased power	(19.8)	(31.3)	(58.6)	(100.3)
Other operating expenses	(140.0)	(133.5)	(400.8)	(401.2)
Depreciation and amortization	(59.3)	(51.4)	(166.1)	(152.4)
Operating income	105.9	127.9	189.0	209.8
Non-operating income and expenses	8.4	6.5	22.4	13.0
Interest charges	(22.3)	(16.6)	(62.7)	(53.3)
Income tax expense	(26.4)	(33.9)	(39.8)	(60.7)
Net income	$65.6	$83.9	$108.9	$108.8

KCP&L Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change	2009	2008	Change
Retail revenues	(millions)			(millions)
Residential	$152.8	$163.4	(7)	$365.5	$368.8	(1)
Commercial	156.9	160.5	(2)	409.8	404.0	1
Industrial	31.0	31.4	(1)	81.2	85.1	(5)
Other retail revenues	2.7	2.7	(1)	7.9	7.8	-
Kansas ECA (over) under recovery	(0.3)	(11.8)	(98)	1.2	5.5	(79)
Total retail	343.1	346.2	(1)	865.6	871.2	(1)
Wholesale revenues	47.3	72.4	(35)	117.8	170.2	(31)
Other revenues	5.1	5.1	(4)	14.4	14.9	(4)
KCP&L revenues	$395.5	$423.7	(7)	$997.8	$1,056.3	(6)

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change	2009	2008	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,486	1,634	(9)	4,001	4,195	(5)
Commercial	1,971	2,082	(5)	5,687	5,827	(2)
Industrial	508	542	(6)	1,418	1,569	(10)
Other retail MWh sales	20	22	(2)	64	57	12
Total retail	3,985	4,280	(7)	11,170	11,648	(4)
Wholesale MWh sales	1,642	1,630	1	3,816	3,713	3
KCP&L electric MWh sales	5,627	5,910	(5)	14,986	15,361	(2)

Retail revenues decreased $3.1 million for the three months ended September 30, 2009, compared to the same period in 2008 due to unfavorable weather in 2009, with an 18% decrease in cooling degree days, and a decline in weather-normalized customer usage driven by weakened economic conditions.  These decreases were mostly offset by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.  Retail revenues decreased $5.6 million year to date September 30, 2009, compared to the same period in 2008 due to unfavorable weather in 2009, with a 7% decrease in cooling degree days, and a decline in weather-normalized customer usage driven by weakened economic conditions, partially offset by new retail rates.

Wholesale revenues decreased $25.1 million for the three months ended September 30, 2009, compared to the same period in 2008 due to a 42% decrease in the average market price per MWh to $27.50, primarily due to lower natural gas prices.  Wholesale revenues decreased $52.4 million year to date September 30, 2009, compared to the same period in 2008 due to a 40% decrease in the average market price per MWh to $29.06, primarily due to lower natural gas prices.

KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	September 30%			September 30%
	2009	2008	Change	2009	2008	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	3,970	4,340	(9)	10,226	11,375	(10)
Nuclear	1,137	1,215	(6)	3,489	2,759	26
Natural gas and oil	147	172	(15)	215	226	(5)
Wind	74	93	(19)	265	308	(14)
Total Generation	5,328	5,820	(8)	14,195	14,668	(3)

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date September 30, 2009, decreased to 86% and 75%, respectively, from 92% and 81% for the same periods in 2008 due to plant outages.  The year to date decrease is primarily due to the scheduled Iatan No. 1 outage for a unit overhaul and to tie in new environmental equipment.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 19% of its base load capacity.  The equivalent availability factor for Wolf Creek decreased to 93% for the three months ended September 30, 2009, compared to 100% for the same period in 2008.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the equivalent availability factor for Wolf Creek increased to 96% year to date September 30, 2009, compared to 77% for the same period in 2008.  Wolf Creek’s current refueling outage began October 10, 2009, and the unit is scheduled to come back on-line in mid-November.

Purchased power expense decreased $11.5 million for the three months ended September 30, 2009, compared to the same period in 2008 due to a 66% decrease in the average price per MWh as a result of lower natural gas prices.  The favorable price impact was partially offset by a 56% increase in MWh purchases due to the impact of unplanned outages in 2009 somewhat offset by reduced retail demand.  Purchased power expense decreased $41.7 million year to date September 30, 2009, compared to the same period in 2008 primarily due to a 56% decrease in the average price per MWh as a result of lower natural gas prices.  The favorable price impact was partially offset by a 9% increase in MWh purchases due to the extended outage at Iatan No. 1 in 2009 somewhat offset by reduced retail demand and the impact of the extended Wolf Creek outage in 2008.

KCP&L Other Operating Expenses (including operating expenses, maintenance, general taxes and other)
KCP&L’s other operating expenses increased $6.5 million and decreased $0.4 million for the three months ended and year to date September 30, 2009, respectively, compared to the same periods in 2008.  In September 2009, KCP&L expensed $7.5 million after exercising its option to terminate an agreement for the construction of a wind project.  Increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition reduced expenses in the three months ended and year to date September 30, 2009.  See Note 7 to the consolidated financial statements for a discussion of the Collaboration Agreement wind generation commitments and termination of the agreement for the construction of a wind project.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization increased $7.9 million and $13.7 million for the three months ended and year to date September 30, 2009, respectively, compared to the same periods in 2008 primarily due to $3.8 million of additional amortization pursuant to rate case orders, placing the Iatan No. 1 environmental project in service during the second quarter of 2009 and normal depreciation activity for capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $9.4 million year to date September 30, 2009, compared to the same period in 2008 primarily due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $5.7 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to interest on $400.0 million of Mortgage Bonds Series 2009A issued in March 2009.  KCP&L’s interest charges increased $9.4 million year to date September 30, 2009, compared to the same period in 2008 primarily due to interest on $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 and on $350.0 million of unsecured Senior Notes issued in March 2008.  Both the three month ended and year to date period increases were partially offset by decreased commercial paper outstanding and an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $7.5 million for the three months ended September 30, 2009, compared to the same period in 2008 primarily due to decreased pre-tax income.

KCP&L’s income tax expense decreased $20.9 million year to date September 30, 2009, compared to the same period in 2008 primarily due to an increase in deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy.

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

MPS Merchant is exposed to market risk, including changes in commodity prices.  To manage the volatility relating to these exposures, MPS Merchant enters into various derivative transactions in accordance with the risk management policy.  The trading portfolios consist of natural gas contracts that are settled by the delivery of the commodity or cash.  These contracts are in the form of forwards.  Although MPS Merchant maintains a number of transactions which are fully hedged via back-to-back deals, the business also retains two contractual obligations that are not fully hedged.  MPS Merchant is exposed to intra-month natural gas price volatility, with contracts that have a fixed price set at the beginning of each month at which customers have an option to purchase gas from MPS Merchant within the month.  Customers typically exercise this option when natural gas prices rise, thereby creating an exposure for MPS Merchant.  A hypothetical 10% increase in the daily price of natural gas, versus the First of Month Index (FOM), could result in a $2.6 million pre-tax decrease in MPS Merchant non-operating income for the remainder of 2009.

MPS Merchant is also exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  The following table provides information on MPS Merchant’s credit exposure to customers at September 30, 2009.

	Exposure
	Before Credit	Credit	Net
Rating	Collateral	Collateral	Exposure
External rating	(millions)
Investment grade	$0.8	$-	$0.8
Non-investment grade	-	-	-
No external rating	23.0	2.0	21.0
Total	$23.8	$2.0	$21.8

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the third quarter of 2009.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
July 1 - 31	8,962 (1)	$ 17.36	-	N/A
August 1 - 31	-	-	-	N/A
September 1 - 30	-	-	-	N/A
Total	8,962	$ 17.36	-	N/A

(1) Represents 7,195 restricted common shares surrendered to the Company following the resignation of a certain officer and 1,767 common shares surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares.

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

10.2.2
Amendment and Waiver dated as of September 25, 2009 to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: October 29, 2009	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: October 29, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: October 29, 2009	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: October 29, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)