Form 10-K
period 2009-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2010-02-25
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
	Common Stock without par value
	Corporate Units

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
months (or shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2009) was approximately $2,101,763,626. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 23, 2010, Great Plains Energy Incorporated had 135,362,219 shares of common stock outstanding.
On February 23, 2010, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2010 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and
Exchange Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1	Business	6
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	22
Item 2	Properties	23
Item 3	Legal Proceedings	24
Item 4	Submission of Matters to a Vote of Security Holders	24
	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters	25
	and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	26
Item 7	Management's Discussion and Analysis of Financial Condition	27
	and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8	Financial Statements and Supplementary Data	52
Item 9	Changes in and Disagreements With Accountants on Accounting	137
	and Financial Disclosure
Item 9A	Controls and Procedures	137
Item 9B	Other Information	140
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	140
Item 11	Executive Compensation	141
Item 12	Security Ownership of Certain Beneficial Owners and Management	141
	and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	142
Item 14	Principal Accounting Fees and Services	142
	PART IV
Item 15	Exhibits and Financial Statement Schedules	144

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, retirement compensation and benefits costs; the timing and amount of resulting synergy savings from the GMO acquisition; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part I Item 1A Risk Factors included in this report should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT, Inc.
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.

Abbreviation or Acronym	Definition

MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PPA	Pension Protection Act of 2006
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C.
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I

ITEM 1.  BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report.  The terms “Great Plains Energy,” “Company,” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.

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

The electric utility segment consists of KCP&L, a regulated utility, and, since the July 14, 2008, acquisition date of GMO, GMO’s regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility serves over 820,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 724,000 residences, 95,000 commercial firms, and 2,300 industrials, municipalities and other electric utilities.  Electric utility’s retail revenues averaged approximately 85% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility’s revenues.  Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Electric utility’s total electric revenues were 100% of Great Plains Energy’s revenues over the last three years.  Electric utility’s net income accounted for approximately 104%, 119% and 130% of Great Plains Energy’s income from continuing operations in 2009, 2008 and 2007, respectively.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC), and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC), with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories.  KCP&L and GMO are also subject to regulation by the Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC).  KCP&L has a 47% ownership interest in the Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Missouri and Kansas jurisdictional retail revenues averaged approximately 70% and 30%, respectively, of electric utility’s total retail revenues in 2009.  See Item 7. MD&A, Critical Accounting Policies section and Note 7 to the consolidated financial statements for additional information concerning regulatory matters.

In December 2009, KCP&L filed a rate increase request with KCC, with new rates expected to be effective in the fourth quarter of 2010.  See Note 7 to the consolidated financial statements for additional information.

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

Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory.  In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price.  Electric utility’s wholesale revenues averaged approximately 13% of its total revenues over the last three years.

Power Supply
Electric utility has over 6,000 MWs of generating capacity.  The projected peak summer demand for 2010 is 5,515 MW.  Electric utility expects to meet its projected capacity requirements through 2018 with its generation assets, capacity purchases and demand-side management and efficiency programs.  As part of KCP&L’s Comprehensive Energy Plan, electric utility expects to have Iatan No. 2, a coal-fired plant, in service in the fall of 2010, which will add approximately 620 MW (electric utility’s share) to electric utility’s generating capacity.

KCP&L and GMO are members of the SPP.  SPP is a Regional Transmission Organization (RTO) mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity.  As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12% of their projected peak summer demand.  This net positive supply of capacity and energy is maintained through their generation assets and capacity, power purchase agreements and peak demand reduction programs.  The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

Fuel
The principal fuel sources for electric utility’s electric generation are coal and nuclear fuel.  It is expected, with normal weather, that approximately 97% of 2010 generation will come from these sources with the remainder provided by wind, natural gas and oil.  The actual 2009 and estimated 2010 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2010	2009	2010	2009
Coal	80%	80%	1.82	1.69
Nuclear	17	17	0.64	0.49
Natural gas and oil	2	2	9.93	14.98
Wind	1	1	-	-
Total Generation	100%	100%	1.80	1.66
(a) Fuel mix based on percent of net MWhs generated.

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

Coal
During 2010, electric utility’s generating units, including jointly owned units, are projected to burn approximately 17 million tons of coal.  KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers.  The coal to be provided under these contracts will satisfy approximately 90% of the projected coal requirements for 2010 and approximately 55% for 2011, 40% for 2012, 35% for 2013 and 25% for 2014.  The remainder of the coal requirements will be fulfilled through additional contracts or spot market purchases.  KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2010 and beyond.

KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units.  The transportation services to be provided under these contracts will satisfy approximately 70% of the projected requirements for 2010.  The remainder of coal transportation is under tariff rates.  The majority of KCP&L’s and GMO’s rail transportation contracts expire in 2010.  After 2010, rail transportation costs are anticipated to be significantly higher.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility’s only nuclear generating unit.  Wolf Creek purchases uranium and has it processed for use as fuel in its reactor.  This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies.  The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2014 and approximately 80% after that date through September 2018.  The owners also have under contract 100% of the uranium enrichment and fabrication required to operate Wolf Creek through March 2026.

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

Natural Gas
At December 31, 2009, KCP&L had hedged approximately 68% and 11% of its 2010 and 2011, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2009, GMO had hedged approximately 55% and 3% of its 2010 and 2011, respectively, expected on-peak natural gas usage and natural gas equivalent purchased power.

Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas.  As a result, KCP&L and GMO do not joint-dispatch their respective generation.  GMO has long-term purchased capacity and power agreements for approximately 235 MW.  KCP&L purchases power to meet its customers’ needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L’s cost of generation or to satisfy firm power commitments.  Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.  Electric utility’s purchased power, as a percentage of MWh requirements, averaged approximately 18%, 15% and 7% for 2009, 2008 and 2007, respectively.

Environmental Matters
See Note 16 to the consolidated financial statements for information regarding environmental matters.

KANSAS CITY POWER & LIGHT COMPANY

KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L serves approximately 509,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 450,000 residences, 57,000 commercial firms, and 2,000 industrials, municipalities and other electric utilities.  KCP&L’s retail revenues averaged approximately 83% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L’s revenues.  KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Missouri and Kansas jurisdictional retail revenues averaged approximately 56% and 44%, respectively, of total retail revenues.

GREAT PLAINS ENERGY AND KCP&L EMPLOYEES
At December 31, 2009, Great Plains Energy and KCP&L had 3,197 employees, including 1,941 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW).  KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2013), with Local 1464, representing transmission and distribution workers (expires January 31, 2012), and with Local 412, representing power plant workers (expires February 28, 2010).  An agreement has been reached and submitted for ratification with Local 412.

Executive Officers
Great Plains Energy and KCP&L have the same executive officers.  All of the individuals in the following table have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2010, for a one-year term ending on January 1, 2011, unless otherwise determined by the boards.  There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position

Michael J. Chesser (a)	61	Chairman of the Board and Chief Executive Officer – Great Plains Energy and KCP&L	2003
William H. Downey (b)	65	President and Chief Operating Officer – Great Plains Energy and KCP&L	2000
Terry Bassham (c)	49	Executive Vice President - Finance and Strategic Development and Chief Financial Officer – Great Plains Energy and KCP&L	2005
Barbara B. Curry (d)	55	Senior Vice President – Human Resources and Corporate Secretary – Great Plains Energy and KCP&L	2005
Michael L. Deggendorf (e)	48	Senior Vice President – Delivery – KCP&L	2005
Scott H. Heidtbrink (f)	48	Senior Vice President - Supply – KCP&L	2008
John R. Marshall (g)	60	Executive Vice President – Utility Operations – KCP&L	2005
William G. Riggins (h)	51	General Counsel and Chief Legal Officer – Great Plains Energy and KCP&L	2000
Lori A. Wright (i)	47	Vice President and Controller – Great Plains Energy and KCP&L	2002

(a)
Mr. Chesser was appointed Chairman of the Board and Chief Executive Officer of Great Plains Energy in 2003.  He was appointed Chairman of the Board of KCP&L in 2003, and Chief Executive Officer of KCP&L and Chairman of the Board and Chief Executive Officer of GMO in 2008.

(b)	Mr. Downey was appointed President and Chief Operating Officer of KCP&L and GMO in 2008. He was President and Chief Executive Officer of KCP&L (2003-2008) and GMO (2008).
(c)
Mr. Bassham was appointed Executive Vice President – Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005), and of KCP&L and GMO (2009).  He was Chief Financial Officer of KCP&L (2005-2008) and GMO (2008).  Prior to that, he was Executive Vice President, Chief Financial and Administrative Officer (2001-2005) of El Paso Electric Company.

(d)
Ms. Curry was appointed Senior Vice President – Human Resources and Corporate Secretary of Great Plains Energy, KCP&L and GMO in 2008.  She was Senior Vice President – Corporate Services and Corporate Secretary of Great Plains Energy (2005-2008) and Corporate Secretary of KCP&L (2005-2008).

(e)
Mr. Deggendorf was appointed Senior Vice President – Delivery of KCP&L and GMO in 2008.  He was Vice President – Public Affairs of Great Plains Energy (2005-2008) and Senior Director, Energy Solutions (2002-2005) of KCP&L.

(f)
Mr. Heidtbrink was appointed Senior Vice President – Supply of KCP&L and GMO in 2009.  He was Senior Vice President – Corporate Services of KCP&L and GMO (2008), and Vice President – Power Generation & Energy Resources (2006-2008) of GMO.  In 2005, he led GMO’s Six Sigma deployment into its utility operations.

(g)
Mr. Marshall was appointed Executive Vice President – Utility Operations of KCP&L and GMO in 2008.  He was Senior Vice President – Delivery of KCP&L (2005-2008) and GMO (2008).  Prior to that, he was President of Coastal Partners, Inc., a strategy consulting company (2001-2005).

(h)
Mr. Riggins was appointed General Counsel and Chief Legal Officer of Great Plains Energy, KCP&L and GMO in 2008.  He was Vice President, Legal and Environmental Affairs and General Counsel of KCP&L (2005-2008) and GMO (2008) and General Counsel (2000-2005) of Great Plains Energy.

(i)	Ms. Wright was appointed Vice President and Controller of Great Plains Energy, KCP&L and GMO in 2009. She was Controller of Great Plains Energy (2002-2008), KCP&L (2002-2008) and GMO (2008).

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

The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding the companies.

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
The companies are subject to, or affected by, extensive federal and state utility regulation, including by the MPSC, KCC, FERC, NRC, SPP and NERC.  They must also comply with environmental laws, regulations, permits and agreements.  The companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, and increased compliance costs and potential non-compliance consequences may materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Certain of these risks are addressed in greater detail below.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the companies’ control.
The rates that the companies are allowed to charge their customers are the single most important item influencing their results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of the companies’ control, including the MPSC, KCC (for KCP&L) and FERC.  The companies are also exposed to cost-recovery shortfalls due to the inherent “regulatory lag” in the rate-setting process, especially during periods of significant cost inflation or declining retail usage, as utility rates in Missouri and Kansas are generally based on historical information and are not subject to adjustment (other than principally for fuel and purchased power for KCP&L in Kansas and for GMO) between rate cases.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its Comprehensive Energy Plan.  Under the Comprehensive Energy Plan,

KCP&L agreed to undertake certain projects, including constructing Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs.  In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain CO2 emissions.  The wind generation, energy efficiency and emission permit reductions are conditioned on regulatory approval.

In addition to the Collaboration Agreement and Comprehensive Energy Plan energy efficiency provisions, there are mandatory renewable energy standards in Missouri and Kansas and there is the potential for future federal or state mandatory energy efficiency requirements.  The companies have implemented certain energy efficiency programs, and are evaluating expanded energy efficiency programs as one of the elements to meet environmental requirements and future customer energy needs.  The companies currently recover energy efficiency program expenses on a deferred basis.  While there are ongoing regulatory proceedings in Missouri and Kansas to address recovery of and earnings on the investments of utilities in renewable energy and energy efficiency programs, until the rules are set and programs are approved, the effects on Great Plains Energy’s and KCP&L’s plans and future results cannot be reasonably estimated.

The MPSC order approving the GMO acquisition provides that the transaction costs will not be recovered through utility rates, and that the Missouri jurisdictional portion of transition costs will be eligible for recovery through utility rates only to the extent the costs are offset by benefits resulting from the acquisition.  These costs continue to be deferred until the MPSC authorizes their rate recovery.  The KCC order approving the GMO acquisition limited KCP&L’s recovery of transition costs through Kansas rates to $10.0 million over a five year period in new rates anticipated to be effective in the fourth quarter of 2010.

Failure to timely recover the full cost of projects under the Comprehensive Energy Plan or Collaboration Agreement, or the impact of renewable energy and energy efficiency programs, or other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, which could materially and adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position, and cash flows.  In response to competitive, economic, political, legislative, public perception and regulatory pressures, the companies may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investment or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Regulatory requirements regarding utility operations may increase costs and may expose Great Plains Energy and KCP&L to compliance penalties.
The NRC extensively regulates nuclear power plants, including Wolf Creek.  The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cyber security and critical infrastructure protection standards that apply to public utilities, including the companies.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.   KCP&L agreed to quality of service standards in Kansas in connection with the GMO acquisition.  The costs of new or modified regulations, standards and other requirements could have an adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, operational or other standards and requirements could expose Great Plains Energy or KCP&L to penalties, additional compliance costs, or adverse rate consequences.

The companies are subject to current and potential environmental requirements and the incurrence of environmental liabilities, any or all of which may adversely affect their business and financial results.
The companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the companies’ operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, creation of a public nuisance or other matters, and seeking injunctions or monetary or other damages and certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.

The companies’ environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of the projects, and thus materially adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The companies would seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that such rate increases would be granted.  As discussed above, Great Plains Energy and KCP&L may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative, public perception of the companies’ environmental reputation and regulatory pressures.  The costs of compliance or noncompliance with these environmental requirements, or remediation costs, or adverse outcomes of lawsuits, or failure to timely recover environmental costs, could have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 16 to the consolidated financial statements for additional information regarding certain significant environmental matters.

Air and Climate Change

The Company believes it is likely that additional federal or relevant regional, state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such laws or regulations could require the control or reduction of emissions of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, and renewable energy standards.  The companies’ current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or about 23 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.  Laws have recently been passed in Missouri and Kansas, the states in which the companies’ retail electric business is operated, setting renewable energy standards, and management believes that national renewable energy standards are also likely.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.

Missouri law requires at least 2% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources by 2011, increasing to 15% by 2021.  Kansas law requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011, increasing to 15% by 2016 and 20% by 2020.  The American Clean Energy and Security Act of 2009, passed by the U.S. House of Representatives, would establish a 20% renewable electricity standard by 2020, starting with an initial 6% requirement by 2012.  The American Clean Energy Leadership Act of 2009, passed by the Senate Energy and Natural Resources Committee, contains lower renewable portfolio standards.  These bills would also establish a greenhouse gas cap and trade program, requiring KCP&L, GMO and other affected entities to comply by surrendering allowances or offsets for each ton of greenhouse gas emitted.

In addition to the potential for new environmental laws, the Environmental Protection Agency (EPA) is considering the regulation of greenhouse gases under the existing Clean Air Act.  Among other actions, the EPA has proposed rules that focus on facilities emitting over 25,000 tons of greenhouse gases per year.  These proposed rules would establish new thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required for new or existing industrial facilities.  Most of Great Plains Energy’s and KCP&L’s generating facilities would be affected by these proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the near future.  Further, pursuant to the Collaboration Agreement, KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne stations and other initiatives designed to offset CO2 emissions.   Requirements to reduce greenhouse gas emissions may cause Great Plains Energy and KCP&L to incur significant costs relating to their ongoing operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.

Rules issued by the EPA regarding emissions of mercury, NOX, SO2 and particulates are also in a state of flux.  Such rules have been overturned by the courts and remanded to the EPA to be revised consistent with the court orders.  The EPA is expected to develop proposed standards in 2010, based on maximum achievable control technology (MACT), for mercury and potentially other hazardous air pollutant emissions.  In addition, the EPA has notified KCP&L that MACT determinations and schedules of compliance are required for KCP&L’s Iatan No. 2 and Hawthorn No. 5 generating units.  The Missouri and Kansas state environmental agencies have submitted to the EPA their determinations that the Kansas City area is an ozone nonattainment area, and must submit by 2013 implementation plans outlining how the area will meet the standards.  Additionally, the EPA has proposed to strengthen the national ambient air quality standard for ozone and in February 2009, the Circuit Court for the District of Columbia remanded the EPA’s fine particulate (PM2.5) standards.  Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is a range of approximately $0.8 billion - $0.9 billion.  However, it is unknown what requirements and standards will be imposed in the future and when the companies may have to comply, the effects of the MACT determinations and schedules of compliance, or what costs may ultimately be required.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation of an existing facility if either is expected to cause a significant net increase in regulated emissions.  In 2004, the EPA notified Westar Energy, Inc. (Westar) that certain projects completed at the Jeffrey Energy Center violated certain

New Source Review permitting requirements.  GMO is an 8% owner of the facility, which is operated by Westar, and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  In January 2010, Westar entered into a settlement agreement, which is pending court approval.  If approved, the settlement agreement would require, among other things, the installation of a selective catalytic reduction (SCR) at one of the three Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Depending on the NOX emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement requires the installation of a second SCR on one of the other two units by the end of 2016.  Westar has estimated that if both SCRs are required, the total capital cost could be up to approximately $500 million.  There is no assurance that GMO’s share of these costs would be recovered in rates, and any failure to recover such costs could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  All of the companies’ generating facilities, and certain of their other facilities, are subject to the Clean Water Act.

EPA regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures have been suspended, and it is engaged in further rulemaking on this matter.  At this time, management is unable to predict how the EPA will respond or how that response will impact the companies’ operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.  The possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the final permit requirements.

In September 2009, the EPA announced plans to revise the existing standards for waste water discharges from coal-fired power plants.  Until a rule is proposed and finalized, the financial and operational impacts to the companies cannot be determined.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  The companies principally use coal in generating electricity and dispose of the combustion products in both on-site facilities and facilities owned by third parties.  In response to an incident at a Tennessee Valley Authority coal combustion product containment area, federal legislation has been introduced and the EPA has indicated that it will propose regulations regarding the handling and disposal of coal combustion products.  If enacted, any new laws and regulations, especially if coal combustion products are classified as hazardous waste, could have a material adverse effect on Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.

Remediation
Under current law, the companies are also generally responsible for any liabilities associated with the environmental condition of their properties, including properties that they have previously owned or operated, such as manufactured gas plants (MGP), regardless of whether they were responsible for the contamination or whether the liabilities arose before, during or after the time they owned or operated the properties.  In addition, the EPA has given advance notice of a proposed rulemaking to impose financial assurance requirements for various classes of facilities, including electric generation, transmission and distribution, that produce, transport, treat, store or dispose of certain hazardous substances.

Due to all of the above, Great Plains Energy’s and KCP&L’s projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the emissions limits imposed by such requirements and the types and costs of the compliance alternatives selected by Great Plains Energy and KCP&L.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  Other new environmental laws and regulations affecting the operations of the companies may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to the companies or their facilities, any of which may materially adversely affect Great Plains Energy’s and KCP&L’s business, adversely affect the companies’ ability to continue operating its power plants as currently done and substantially increase their environmental expenditures or liabilities in the future.

Financial Risks:

Financial market disruptions and declines in credit ratings may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
Great Plains Energy’s and KCP&L’s capital requirements are expected to be substantial over the next several years.  Great Plains Energy and KCP&L rely on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  Great Plains Energy and KCP&L also rely on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for operations varies with a number of factors, including the amount and price of wholesale power purchased or sold.

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

The capital and credit markets recently experienced unprecedented levels of volatility and disruption.  Though market conditions have stabilized, there is no assurance that conditions will not deteriorate in the future.  Adverse market conditions or decreases in Great Plains Energy’s, KCP&L’s or GMO’s credit ratings could have material adverse effects on the companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L’s or GMO’s costs of capital; or reductions in Great Plains Energy’s ability to provide credit support for its subsidiaries.  Any of these results could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on Great Plains Energy’s or KCP&L’s lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.

A sustained decline in Great Plains Energy’s stock price below book value may result in goodwill impairments that could adversely affect Great Plains Energy’s results of operations and financial position, as well as credit facility covenants.
The GMO acquisition resulted in Great Plains Energy recording $169 million in goodwill.  Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating that it is possible that an impairment exists.  Great Plains Energy’s stock traded at a price below carrying value throughout 2009.  If the stock price continues to be below carrying value, the accounting rules may require Great Plains Energy to conduct additional goodwill impairment tests.  There is no assurance that the results of these additional tests will not require Great Plains Energy to recognize an impairment of goodwill.  An impairment of goodwill would reduce net income and shareholders’ equity, may adversely affect Great Plains Energy’s results of operations and financial position, and could result in a breach of the debt to total capitalization covenants in Great Plains Energy’s and GMO’s revolving credit agreements.

Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.
In connection with the GMO acquisition, Great Plains Energy issued guarantees covering substantially all of the outstanding debt of GMO and has guaranteed a $400 million revolving credit facility that GMO entered into subsequent to the acquisition.  The guarantees were a factor in GMO receiving investment-grade ratings and the guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy’s liquidity.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to Great Plains Energy, or the inability otherwise of Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly, Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy’s articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors (Board).  Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  In addition, Great Plains Energy is prohibited from paying dividends on its common and preferred stock in the event its Equity Unit contract payments or interest payments on the debt underlying the Equity Units are deferred until such deferrals have been paid.  While these corporate and regulatory restrictions and financial covenants are not expected to affect the companies’ ability to pay dividends at the current level in the foreseeable future, there is no assurance that adverse financial results would not trigger such restrictions or covenants and reduce or eliminate the companies’ ability to pay dividends.

Market performance, increased retirements and retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans.  GMO’s former employees in its Missouri utility operations and certain other operations also have accrued benefits in defined benefit and post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations, and the Company’s required or voluntary contributions to the plans.  If the rate of retirements exceeds planned levels, or if these plans experience adverse market returns on investments (as was the case in 2008), or if interest rates materially fall, the Company’s contributions to the plans could rise substantially over historical levels.  In addition, changes in accounting requirements and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The use of derivative contracts in the normal course of business could result in losses that could negatively impact Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
Great Plains Energy and KCP&L use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Customer and Weather-Related Risks:

Severe or unusual weather and changes in customer consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, weather conditions, or otherwise may adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
The results of operations, financial position and cash flows of Great Plains Energy and KCP&L can be materially affected by changes in weather and customer consumption.  Great Plains Energy and KCP&L estimate customer consumption based on historical trends to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affect the markets in which Great Plains Energy and KCP&L operate.  KCP&L’s retail consumption, on both a nominal and weather-adjusted basis, declined in 2009 compared to 2008.  If financial markets or the economy worsen, overall electricity sales volumes may further decline and/or bad debt expense may increase, which could materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Additionally, technological advances or other energy conservation measures could reduce customer consumption, which could affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  Unusually mild winter or summer weather (as was experienced in 2009) can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  Some of the companies’ stations use water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in past years, can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, the frequency and impact of severe weather, and decrease water and flow levels, any of which could materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Operational Risks:

Operations risks may adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
The operation of the companies’ electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages, operating limitations that may be imposed by equipment conditions, environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, terrorism, severe weather or other similar occurrences.  An equipment or system outage or constraint can, among other things:

•	in the case of generation equipment, directly affect operating costs, increase capital requirements and costs, increase purchased power volumes and costs and reduce wholesale sales opportunities;

•	in the case of transmission equipment, affect operating costs, increase capital requirements and costs, require changes in the source of generation and affect wholesale sales opportunities;

•
in the case of distribution systems, affect revenues and operating costs, increase capital requirements and costs, and affect the ability to meet regulatory service metrics and customer expectations; and

•
in the case of information systems, directly affect the control and operations of generation, transmission, distribution and other business operations and processes, increase operating costs, increase capital requirements and costs, and affect the ability to meet regulatory requirements and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  All of GMO’s coal-fired generating units were constructed prior to 1984.  The age of these generating units increases the risk of unplanned outages and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the companies’ generation facilities.

The companies currently have general liability and property insurance in place to cover their facilities in amounts that management considers appropriate.  These policies, however, do not cover the companies’ transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of the companies’ facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce Great Plains Energy’s and KCP&L’s revenues, increase their costs, or both, and may materially affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The cost and schedule of construction projects may materially change and expected performance may not be achieved.
Great Plains Energy’s and KCP&L’s businesses are capital intensive, and require significant capital investments to maintain existing facilities, for projected environmental projects and to add new facilities, including Iatan No. 2, an estimated 850 MW (of which electric utility’s share is 620 MW) coal-fired generating plant.  The risks of any construction project include the possibilities that actual costs may exceed current estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and other events beyond the companies’ control may occur that may materially affect the schedule, cost and performance of these projects.

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

These and other risks could materially increase the estimated costs of construction projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require the companies to purchase additional electricity to supply their respective retail customers until the projects are completed.  The companies currently are not permitted to start recovering the costs of these projects until they are completed and put into service.  Thus, these risks may significantly affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Failure of one or more generation plant co-owners to pay their share of construction or operations and maintenance costs could increase Great Plains Energy’s and KCP&L’s costs and capital requirements.
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
Through 2013, approximately 22% of KCP&L employees (who manage electric utility’s operations) will be eligible to retire with full pension benefits.  This is a general industry issue, which has increased the demand for and cost of skilled craft labor for both companies and contractors.  The companies use contractors for a portion of their construction and maintenance work.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate Great Plains Energy’s and KCP&L’s businesses.

Commodity Price Risks:

Changes in commodity prices could have an adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
The companies engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  To the extent that exposure to the price of electricity is not successfully hedged, Great Plains Energy and KCP&L could experience losses associated with the changing market price for electricity.

Increases in fuel, fuel transportation and purchased power prices could have an adverse impact on Great Plains Energy’s and KCP&L’s costs.
KCP&L’s Kansas retail rates contain an energy cost adjustment (ECA) mechanism.  KCP&L’s Missouri retail rates do not contain a similar provision.  GMO’s retail electric rates contain a fuel adjustment clause (FAC) mechanism under which 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates is passed along to GMO’s customers.  GMO’s steam rates contain a quarterly cost adjustment (QCA) under which 85% of the difference between actual fuel costs and base fuel costs is passed along to GMO’s steam customers.  As a result, KCP&L and GMO are exposed to varying degrees of risk from changes in the market prices of fuel for generation of electricity and purchased power.  Changes in the companies’ fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect Great Plains Energy’s and KCP&L’s fuel and purchased power costs.

The companies do not hedge their respective entire exposure from fuel and transportation price volatility.  Forward prices for coal have increased, principally due to international demand, and management expects prices will continue to increase.  The majority of the companies’ rail transportation contracts expire in 2010 and consequently it is expected that rail transportation costs will increase significantly in 2011.  Management also expects the cost of nuclear fuel to increase significantly in 2010.  Consequently, Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows may be materially impacted by changes in these prices unless and until increased costs are recovered in Missouri retail rates.

Wholesale electricity sales affect revenues, creating earnings volatility.
The levels of Great Plains Energy and KCP&L wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus the companies have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale sales are reflected in GMO’s FAC and KCP&L’s Kansas ECA, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri rates and any amount above the level reflected in Missouri retail rates will be returned to Missouri retail customers in a future rate case.  Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce the companies’ wholesale sales.  These events could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life.  KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level, KCP&L could be responsible for the balance of funds required and may not be allowed to recover the balance through rates.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling and disposal of radioactive materials.  Under the structure for insurance among owners of nuclear generating units, KCP&L is also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.  Any such risks could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Litigation Risks:

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on Great Plains Energy’s and KCP&L’s financial condition.
Great Plains Energy and KCP&L are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that Great Plains Energy and KCP&L may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Utility Generation Resources

		Year	Estimated 2010		Primary
	Unit	Completed	MW Capacity		Fuel
Base Load	Wolf Creek	1985	545	(a)	Nuclear
	Iatan No. 1	1980	494	(a)	Coal
	LaCygne No. 2	1977	341	(a)	Coal
	LaCygne No. 1	1973	368	(a)	Coal
	Hawthorn No. 5 (b)	1969	563		Coal
	Montrose No. 3	1964	176		Coal
	Montrose No. 2	1960	164		Coal
	Montrose No. 1	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	2003	308		Natural Gas
	Osawatomie	2003	76		Natural Gas
	Hawthorn No. 9	2000	130		Natural Gas
	Hawthorn No. 8	2000	76		Natural Gas
	Hawthorn No. 7	2000	75		Natural Gas
	Hawthorn No. 6	1997	136		Natural Gas
	Northeast Black Start Unit	1985	2		Oil
	Northeast Nos. 17 and 18	1977	110		Oil
	Northeast Nos. 13 and 14	1976	105		Oil
	Northeast Nos. 15 and 16	1975	96		Oil
	Northeast Nos. 11 and 12	1972	99		Oil
Wind	Spearville Wind Energy Facility (c)	2006	15		Wind
Total KCP&L			4,049
Base Load	Iatan No. 1	1980	127	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	1978, 1980, 1983	173	(a)	Coal
	Sibley Nos. 1, 2 and 3	1960, 1962, 1969	466		Coal
	Lake Road Nos. 2 and 4	1957, 1967	126		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	2005	314		Natural Gas
	Crossroads Energy Center	2002	297		Natural Gas
	Ralph Green No. 3	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	1975-1979	252		Natural Gas/Oil
	Lake Road No. 5	1974	63		Natural Gas/Oil
	Lake Road Nos. 1 and 3	1951, 1962	22		Natural Gas/Oil
	Lake Road Nos. 6 and 7	1989, 1990	43		Oil
	Nevada	1974	21		Oil
Total GMO			1,975
Total Great Plains Energy			6,024
(a)		Share of a jointly owned unit.
(b)		The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(c)		The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 15 MW pursuant to SPP reliability standards.

KCP&L owns 50% of LaCygne Nos. 1 and 2, 70% of Iatan No. 1 and 47% of Wolf Creek.  GMO owns 18% of Iatan No. 1 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.  Electric utility expects to have Iatan No. 2, a new coal-fired plant in service in the fall of 2010, which will add approximately 620 MW to electric utility’s generating capacity.  KCP&L owns 55% and GMO owns 18% of Iatan No. 2.

Electric Utility Transmission and Distribution Resources
Electric utility’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers.  Electric utility has over 3,000 miles of transmission lines, approximately 18,000 miles of overhead distribution lines and over 7,000 miles of underground distribution lines in Missouri and Kansas.  Electric utility has all material franchise rights necessary to sell electricity within its retail service territory.  Electric utility’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs.  Management believes the current systems are adequate to serve customers.

Electric Utility General
Electric utility’s generating plants are located on property owned (or co-owned) by KCP&L or GMO, except the Spearville Wind Energy Facility which is located on easements and the Crossroads Energy Center which is contractually controlled.  Electric utility’s service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by electric utility.  Electric utility’s transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others.  Electric utility believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest.  Great Plains Energy’s and KCP&L’s headquarters are located in leased office space.

Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.  Mortgage bonds totaling $755.3 million were outstanding at December 31, 2009.

Substantially all of the fixed property and franchises of GMO’s St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946.  Mortgage bonds totaling $13.5 million were outstanding at December 31, 2009.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP.  At February 23, 2010, Great Plains Energy’s common stock was held by 23,273 shareholders of record.  Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2009		2008		Dividends Declared
Quarter	High	Low	High	Low	2010		2009	2008
First	$20.34	$11.17	$28.85	$24.35	$0.2075	(b)	$0.2075	$0.415
Second	15.91	13.44	26.76	24.67			0.2075	0.415
Third	18.17	14.81	26.20	21.92			0.2075	0.415
Fourth	20.16	16.93	22.43	17.09			0.2075	0.415
(a) Based on closing stock prices.
(b) Declared February 9, 2010, and payable March 19, 2010, to shareholders of record as of February 26, 2010.

Dividend Restrictions
For information regarding dividend restrictions, see Note 14 to the consolidated financial statements.

Purchases of equity securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2009.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	7,105 (1)	$ 16.81	-	N/A
November 1 - 30	-	-	-	N/A
December 1 - 31	-	-	-	N/A
Total	7,105	$ 16.81	-	N/A
(1)	Represents 5,451 restricted common shares surrendered to the Company following the resignation of a certain officer and 1,654 common shares surrendered to the Company by an officer to pay taxes related to the vesting of restricted common stock.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Dividend Restrictions
For information regarding dividend restrictions, see Note 14 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2009	2008	2007	2006	2005
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$1,965	$1,670	$1,293	$1,140	$1,131
Income from continuing operations (b)	$152	$120	$121	$137	$143
Net income attributable to Great Plains Energy	$150	$155	$159	$128	$162
Basic earnings per common
share from continuing operations	$1.16	$1.16	$1.41	$1.74	$1.79
Basic earnings per common share	$1.15	$1.51	$1.86	$1.62	$2.15
Diluted earnings per common
share from continuing operations	$1.15	$1.16	$1.40	$1.73	$1.79
Diluted earnings per common share	$1.14	$1.51	$1.85	$1.61	$2.15
Total assets at year end	$8,483	$7,869	$4,832	$4,359	$3,842
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,214	$2,627	$1,103	$1,142	$1,143
Cash dividends per common share	$0.83	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	1.81	2.26	2.53	3.50	3.09

KCP&L
Operating revenues	$1,318	$1,343	$1,293	$1,140	$1,131
Net income	$129	$125	$157	$149	$144
Total assets at year end	$5,702	$5,229	$4,292	$3,859	$3,340
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,780	$1,377	$1,003	$977	$976
SEC ratio of earnings to fixed charges	2.44	2.87	3.53	4.11	3.87

(a)	Great Plains Energy’s results include GMO only from the July 14, 2008, acquisition date.
(b)
This amount is before income (loss) from discontinued operations, net of income taxes, of $(1.5) million, $35.0 million, $38.3 million, $(9.1) million and $27.2 million in 2009 through 2005, respectively.  Additionally, the 2005 amount has been adjusted from the amount previously reported to reflect the adoption of a new accounting standard for noncontrolling interest.

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

2009 Earnings Overview
Great Plains Energy’s 2009 earnings available for common shareholders were $148.5 million, or $1.14 per share compared to 2008 earnings available for common shareholders of $152.9 million, or $1.51 per share.  A higher number of common shares outstanding diluted 2009 earnings per share by $0.33.  Income from continuing operations increased to $151.9 million in 2009 compared to $119.7 million in 2008.  The increase in income from continuing operations is attributable to the inclusion of GMO for the full year, new retail rates, decreased purchased power prices, an increase in the equity component of AFUDC and decreased income taxes.  These increases were partially offset by unfavorable weather, a decline in weather-normalized customer usage driven by weakened economic conditions, a decrease in wholesale sales prices, increased depreciation expense due to placing the Iatan environmental equipment in service and increased interest expense due to the issuance of new long-term debt in 2009.

Strategic Focus
Great Plains Energy is focused on completing and pursuing appropriate regulatory treatment of its investments under the Comprehensive Energy Plan and development of the next strategic plan, called the Sustainable Resource Strategy.  These items, amoung others, are described in more detail as follows:

•	Comprehensive Energy Plan

In 2004, KCP&L started a strategic planning process to map its view of the future of the electric utility industry and KCP&L over the next five to ten years.  The collaborative process involved employees, community and environmental leaders and outside experts, and resulted in the Comprehensive Energy Plan.  The major elements of the Comprehensive Energy Plan included construction of Iatan No. 2, wind generation, environmental upgrades at certain coal-fired generating stations, infrastructure investments, and energy efficiency, affordability and demand response programs.  See Note 7 to the consolidated financial statements for additional information.

•	Sustainable Resource Strategy
With Iatan No. 2 scheduled to be placed in-service in the fall of 2010, Great Plains Energy has begun the next iteration of its collaborative strategic planning process to develop a successor strategy, called the Sustainable Resource Strategy.  The Sustainable Resource Strategy is a scenario-based framework to develop, evaluate and implement robust long-term resource plans with the flexibility to adapt to future environmental requirements, electricity consumption, technology developments, customer preferences, economic and capital market conditions and other factors.  The Sustainable Resource Strategy framework will be completed in 2010.

•	SmartGrid
In 2010, KCP&L will begin a five-year, $48 million SmartGrid demonstration project that includes, but is not limited to, investment in an urban core area within Kansas City that has been designated as the Green Impact Zone.  This SmartGrid demonstration project will include investments in technology including rooftop solar applications, consumer devices for monitoring and managing residential energy usage and automated meter devices that deliver real-time usage information and pricing signals.  The U.S. Department of Energy (DOE) will fund half of the project with American Recovery and Reinvestment Act funding, with the remainder of the investments being funded by KCP&L and a coalition of SmartGrid industry partners.  KCP&L expects to finalize the agreement with the DOE in the near future, which is expected to detail reporting requirements of the project and terms required to satisfy the conditions of the grant.

•	Transmission Investment Opportunities

An increasing need for new transmission assets to deliver new renewable generation, reduce congestion and improve transmission reliability is being coordinated in the companies’ region through the SPP.  This is expected to result in investment opportunities for the companies to build, own and operate new transmission assets with a resulting return on these investments.  The timing and scale of these opportunities are unknown at this time.

•	Regulatory Proceedings
The following table summarizes all recent requests for retail rate increases with KCC and the MPSC.

		Effective	Amount	Amount
Rate Jurisdiction	File Date	Date	Requested	Approved
			(millions)
KCP&L - Kansas (a)	9/5/2008	8/1/2009	$ 71.6	$ 59.0
KCP&L - Missouri (b)	9/5/2008	9/1/2009	101.5	95.0
GMO - Missouri Public Service division (c)	9/5/2008	9/1/2009	66.0	48.0
GMO - St. Joseph Light & Power division (c)	9/5/2008	9/1/2009	17.1	15.0
GMO - steam customers in the St. Joseph, Missouri, area (d)	9/5/2008	7/1/2009	1.3	1.0
KCP&L - Kansas (e)	12/17/2009	(e)	55.2	(e)

(a)	$18 million of the amount approved is treated for accounting purposes as additional amortization. Parties may challenge the prudence of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No.
2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009, and in-service as of July 4, 2009, and (ii)
$2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009. There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.
(b)	$10 million of the amount approved is treated for accounting purposes as additional amortization. Parties may challenge the prudence of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.
(c)	Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.
(d)	The order allows for the Quarterly Cost Adjustment (QCA) fuel sharing mechanism to be established at 85% above the fuel cost included in base rates. The previous sharing mechanism was set at 80% above the fuel cost included in base rates.
(e)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. KCP&L requested a return on equity of
11.25% based upon a capital structure of 46.17% equity. Any authorized changes to retail rates are expected to be effective in the fourth quarter of 2010.

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

			Impact on	Impact on
			Projected	2009
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(47.8)	$(3.7)
Rate of return on plan assets	0.5%	increase	-	(2.3)
Discount rate	0.5%	decrease	50.9	3.7
Rate of return on plan assets	0.5%	decrease	-	2.3

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC.  The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.  KCP&L recorded 2009 pension expense of $33 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the MPSC and KCC rate orders.

GMO records pension expense in accordance with rate orders from the MPSC.  The difference between this expense and GAAP expense is recorded as a regulatory asset or liability.  See Note 10 to the consolidated financial statements for additional discussion of the accounting for pensions.

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

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on electric utility’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  Electric utility’s continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry.  In the event that the criteria no longer applied to a deregulated portion of electric utility’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets.  See Note 7 to the consolidated financial statements for additional information.

Impairments of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.

Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under GAAP which requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine the amount of impairment, which is required to be recognized in the current period results of operations.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.

Great Plains Energy’s stock traded at a price below carrying value throughout 2009.  If Great Plains Energy’s stock continues to trade at a price below carrying value, there can be no assurance future market volatility with declines of extended duration and severity will not trigger impairment testing, which could result in an impairment of goodwill prospectively.

The annual impairment test for the GMO acquisition goodwill was conducted in September 2009.  Fair value of the reporting unit exceeded the carrying amount by over $900 million, including goodwill; therefore, there was no impairment of goodwill.

The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.

The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows.  Management determined the appropriate discount rate based on the weighted average cost of capital (WACC).  The WACC takes into account both the cost of equity and after-tax cost of debt.  Estimated future cash flows are based on Great Plains Energy’s internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated earnings/returns related to future capital investments, continued recovery of cost of service and the renewal of certain contracts.  Management also makes assumptions regarding the run rate of operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events.  Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Great Plains Energy’s reporting unit to be significantly different in future periods and could result in a future impairment charge to goodwill.

The market approach analysis is most significantly impacted by management’s selection of relevant electric and gas company regulated peers as well as the determination of an appropriate control premium to be added to the calculated invested capital of the reporting unit, as control premiums associated with a controlling interest are not reflected in the quoted market price of a single share of stock.  Management determined an appropriate control premium by using an average of control premiums for recent acquisitions in the industry.  Changes in results of peer companies, selection of different peer companies and future acquisitions with significantly different control premiums could result in a significantly different fair value of Great Plains Energy’s reporting unit.

Income Taxes
Income taxes are accounted for using the asset/liability approach.  Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.  Deferred investment tax credits are amortized ratably over the life of the related property.  Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards.  The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company’s consolidated financial statements or tax returns.  This process requires management to make assessments regarding the timing and probability of the ultimate tax impact.  The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

Additionally, the Company establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions.  The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits.  If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company’s consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.  These estimates are updated at each reporting date based on the facts, circumstances and information available.  Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months.  See Note 22 to the consolidated financial statements for additional information.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included subsequent to the July 14, 2008, date of acquisition.

	2009	2008	2007
	(millions)
Operating revenues	$1,965.0	$1,670.1	$1,292.7
Fuel	(405.5)	(311.4)	(245.5)
Purchased power	(183.7)	(208.9)	(101.0)
Other operating expenses	(753.5)	(639.8)	(523.0)
Skill set realignment deferral	-	-	8.9
Depreciation and amortization	(302.2)	(235.0)	(175.6)
Operating income	320.1	275.0	256.5
Non-operating income and expenses	42.6	21.1	3.2
Interest charges	(180.9)	(111.3)	(91.9)
Income tax expense	(29.5)	(63.8)	(44.9)
Loss from equity investments	(0.4)	(1.3)	(2.0)
Income from continuing operations	151.9	119.7	120.9
Income (loss) from discontinued operations	(1.5)	35.0	38.3
Net income	150.4	154.7	159.2
Less: Net income attributable to noncontrolling interest	(0.3)	(0.2)	-
Net income attributable to Great Plains Energy	150.1	154.5	159.2
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$148.5	$152.9	$157.6

2009 compared to 2008
Great Plains Energy’s 2009 earnings available for common shareholders decreased to $148.5 million, or $1.14 per share, from $152.9 million, or $1.51 per share in 2008.  A higher number of common shares outstanding diluted 2009 earnings per share by $0.33.  Great Plains Energy’s significant share issuances were 32.2 million common shares for the acquisition of GMO in July 2008 and 11.5 million common shares in May 2009.

Electric utility’s net income increased $14.7 million in 2009 compared to 2008 reflecting the inclusion of GMO for the full year in 2009.  Additionally, the impact of new retail rates, decreased purchased power prices, an increase in the equity component of AFUDC and decreased income taxes increased electric utility’s net income.  These increases were mostly offset by unfavorable weather, a decline in customer usage driven by weakened economic conditions, a decrease in wholesale sale prices, increased depreciation expense due to placing the Iatan environmental equipment in service and increased interest expense due to the issuance of new long-term debt in 2009.

Great Plains Energy’s corporate and other activities loss from continuing operations decreased $17.4 million in 2009 compared to 2008 primarily attributable to a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in 2009 partially offset by $11.4 million of after-tax interest expense for Equity Units issued in 2009.  Additionally, 2008 reflects a $5.7 million after-tax loss for the change in fair value of interest rate hedges.

2008 compared to 2007
Great Plains Energy’s 2008 earnings available for common shareholders decreased to $152.9 million, or $1.51 per share, from $157.6 million, or $1.85 per share in 2007.  A higher number of common shares outstanding, primarily due to the issuance of 32.2 million shares for the acquisition of GMO, diluted 2008 earnings per share by $0.28.

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

Great Plains Energy’s corporate and other activities loss from continuing operations decreased $12.3 million in 2008 compared to 2007, primarily due to $3.4 million of after-tax income related to the release of a legal reserve in 2008, the reversal of $3.6 million of after-tax interest expense related to unrecognized tax benefits in 2008, a $3.8 million after-tax favorable impact from the deferral in 2008 of merger transition costs incurred in 2007 to a regulatory asset and a $4.6 million after-tax change in the fair value of Forward Starting Swaps (FSS).  The acquisition of GMO increased Great Plains Energy’s corporate and other activities loss $5.4 million.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	2009	2008	2007
	(millions)
Operating revenues	$1,965.0	$1,670.1	$1,292.7
Fuel	(405.5)	(311.4)	(245.5)
Purchased power	(183.7)	(209.9)	(101.0)
Other operating expenses	(738.9)	(624.2)	(500.4)
Skill set realignment deferral	-	-	8.9
Depreciation and amortization	(302.2)	(235.0)	(175.6)
Operating income	334.7	289.6	279.1
Non-operating income and expenses	37.7	21.3	4.2
Interest charges	(151.0)	(96.9)	(67.2)
Income tax expense	(63.6)	(70.9)	(59.3)
Net income	$157.8	$143.1	$156.8

Electric utility’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Electric utility’s revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L’s Kansas retail rates effective after January 1, 2008, contain an ECA tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO’s electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period.  The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s electric retail customers.

•
GMO’s steam rates contain a QCA under which 85% of the difference between actual fuel costs and base fuel costs is passed along to GMO’s steam customers.  The QCA is recorded as an increase to or reduction of other revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s steam customers.

KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel and purchased power costs will not be reflected in rates until new rates are authorized by the MPSC creating a regulatory lag between the time costs change and when they are reflected in rates.  This regulatory lag applies to all costs not included in fuel recovery mechanisms as described above.  In the current rising cost environment, regulatory lag can be expected to have an adverse impact on Great Plains Energy’s results of operations.  Additionally, KCP&L’s retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri retail rates and any amount of margin above the level reflected in Missouri retail rates will be returned to KCP&L Missouri retail customers in a future rate case.

Generation fuel mix can substantially change the fuel cost per MWh generated and can be significantly impacted by planned and unplanned plant outages.  Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated.  The cost of natural gas and oil per MWh generated is substantially higher than the cost of coal and nuclear fuel per MWh generated.  The cost per MWh for purchased power is generally significantly higher than the cost of coal and nuclear fuel per MWh generated.  Electric utility continually evaluates its system requirements, the availability of generating units, its demand-side management and efficiency programs, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

Management anticipates the cost of nuclear fuel to increase significantly in 2010, after which increases are expected to be moderate.  Even with this anticipated increase, management expects nuclear fuel cost per MWh generated to remain less than the cost of generation from other fuel sources.  With Iatan No. 2 scheduled to be placed in-service in the fall of 2010, management expects there to be more lower-cost coal generation in the fuel mix, lower requirements for purchased power and more generation available for wholesale sales.  The majority of KCP&L’s and GMO’s rail transportation contracts expire in 2010.  After 2010, rail transportation costs, a substantial component of the cost of coal per MWh generated, are anticipated to be significantly higher.

Electric Utility Revenues and MWh Sales

		%		%
	2009	Change (a)	2008	Change (a)	2007
Retail revenues	(millions)
Residential	$772.6	NM	$605.5	NM	$433.8
Commercial	752.5	NM	620.7	NM	492.1
Industrial	171.9	NM	142.2	NM	106.8
Other retail revenues	17.2	NM	13.3	NM	9.9
Provision for rate refund (excess Missouri
wholesale margin)	-	NM	(2.9)	NM	(1.1)
Fuel recovery mechanism under recovery	32.8	NM	30.7	NM	-
Total retail	1,747.0	NM	1,409.5	NM	1,041.5
Wholesale revenues	174.6	NM	230.1	NM	234.0
Other revenues	43.4	NM	30.5	NM	17.2
Total revenues	$1,965.0	NM	$1,670.1	NM	$1,292.7

		%		%
	2009	Change (a)	2008	Change (a)	2007
Retail MWh sales	(thousands)
Residential	8,647	NM	7,047	NM	5,597
Commercial	10,637	NM	9,227	NM	7,737
Industrial	3,143	NM	2,721	NM	2,161
Other retail MWh sales	122	NM	94	NM	92
Total retail	22,549	NM	19,089	NM	15,587
Wholesale MWh sales	5,626	NM	5,237	NM	5,635
Total MWh sales	28,175	NM	24,326	NM	21,222

(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Retail revenues increased $337.5 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year and new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.  The increases to retail revenues were partially offset by a decline in weather-normalized customer usage driven by weakened economic conditions and unfavorable summer weather in 2009, with a 9% decrease in cooling degree days.  Cooling degree days were 22% below normal based on a 30-year average.

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

	2009	% Change	2008	% Change	2007

CDD	1,090	(9)	1,196	(27)	1,637

HDD	5,069	(9)	5,590	14	4,925

Wholesale revenues decreased $55.5 million in 2009 compared to 2008 primarily due to a 38% decrease in the average market price per MWh to $28.92 at KCP&L, primarily driven by lower natural gas prices.  This decrease was partially offset by a 7% increase in MWh sales at KCP&L as more MWhs were available for wholesale sales due to a 4% decrease in load requirements for retail sales.

Wholesale revenues decreased $3.9 million in 2008 compared to 2007 due to an 11% decrease in wholesale MWh sales resulting from less generation at KCP&L due to plant outages.  This decrease was partially offset by a 9% increase in the average market price per MWh to $46.34, primarily due to higher natural gas prices.  The acquisition of GMO increased wholesale revenues $8.6 million.

Electric Utility Fuel and Purchased Power

		%		%
	2009	Change	2008	Change	2007
Net MWhs Generated by Fuel Type	(thousands)
Coal	19,625	NM(a)	16,793	NM(a)	14,894
Nuclear	4,121	3	3,994	(18)	4,873
Natural gas and oil	293	NM(a)	486	NM(a)	544
Wind	354	(16)	419	38	305
Total Generation	24,393	NM(a)	21,692	NM(a)	20,616

(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

KCP&L’s coal base load equivalent availability factor in 2009 increased to 79% from 78% in 2008 and was 80% in 2007.  GMO’s coal base load equivalent availability factor was 79% in 2009 and was 66% in 2008 after the July 14, 2008, date of acquisition.  GMO’s equivalent availability factor was negatively impacted by scheduled plant outages in the last half of 2008.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  Wolf Creek has scheduled refueling outages every 18 months.  The latest refueling outage began on October 10, 2009, and the unit came back on-line November 21, 2009.  Primarily as a result of the refueling outages in fall 2009 and spring 2008, the capacity and equivalent availability factor for Wolf Creek was 86% in 2009 and 83% for 2008, compared to 100% in 2007 when Wolf Creek did not have a refueling outage.

Fuel expense increased $94.1 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year and higher coal costs partially offset by changes in the fuel mix reflecting more nuclear and coal generation, which has a significantly lower cost compared to natural gas generation.

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

Purchased power expense decreased $26.2 million in 2009 compared to 2008 driven by a 43% decrease in the average price per MWh as a result of lower natural gas prices.  Partially offsetting this decrease was $6.9 million in recoveries from a litigation settlement in 2008 and the inclusion of GMO for the full year in 2009.

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

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $114.7 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year,  increased employee-related costs and a $7.5 million payment to terminate an agreement for the construction of a wind project.  These increases were partially offset by increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and the impact of realized synergies from the GMO acquisition.

Electric utility’s other operating expenses increased $123.8 million in 2008 compared to 2007.  The acquisition of GMO increased other operating expenses $95.9 million.  The remaining increase at KCP&L was primarily due to  increased plant operations and maintenance expenses of $12.2 million due to plant outages, increased employee-related costs of $5.5 million, increased property taxes of $3.0 million due to higher assessments and higher mill levies and increased gross receipts tax expense of $2.1 million due to the increase in revenues.

Electric Utility Skill Set Realignment
In 2007, KCP&L received authorization from the MPSC and KCC to establish $8.9 million in regulatory assets for costs originally expensed in 2006 related to a workforce realignment process and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.  Amortization of $1.4 million in 2009 and 2008 was recorded to utility operating and maintenance expense on Great Plains Energy’s consolidated income statements.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $67.2 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year, $10.8 million of additional amortization at KCP&L pursuant to rate case orders, the impact of placing Iatan No. 1 and Sibley No. 3 environmental equipment in service during 2009 and normal depreciation activity for capital additions.

Electric utility’s depreciation and amortization costs increased $59.4 million in 2008 compared to 2007.  The acquisition of GMO increased depreciation and amortization $30.7 million.  The remaining increase at KCP&L was primarily due to additional amortization pursuant to rate case orders of $21.7 million combined with normal depreciation activity for capital additions.

Electric Utility Non-Operating Income ad Expenses
Electric utility’s non-operating income and expenses increased $16.4 million in 2009 compared to 2008 primarily due to a $15.4 million increase in the equity component of AFUDC resulting from higher average construction work in progress balances and the inclusion of GMO for a full year.

Electric utility’s non-operating income and expenses increased $17.1 million in 2008 compared to 2007.  The acquisition of GMO increased non-operating income and expenses $2.1 million.  The remaining increase at KCP&L was primarily due to a $20.0 million increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $54.1 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year, interest on KCP&L’s $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 and interest for a full year on $350.0 million of unsecured Senior Notes issued in March 2008.  These increases were partially offset at KCP&L by decreased commercial paper outstanding, decreased rates on commercial paper and an increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric utility’s interest charges increased $29.7 million in 2008 compared to 2007.  The acquisition of GMO increased interest charges $24.6 million.  The remaining increase at KCP&L was primarily due to interest on $350.0 million of unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $7.3 million in 2009 compared to 2008 due to an increase in KCP&L’s deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting the 2008 sale of Strategic Energy.  Additionally, 2008 reflected $6.7 million of allocated tax benefits from holding company losses.  The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on July 14, 2008.  As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.  The inclusion of GMO for a full year in 2009 also partially offset the decrease in income tax expense.

Electric utility’s income tax expense increased $11.6 million in 2008 compared to 2007.  The acquisition of GMO increased income taxes $11.1 million.  The remaining increase at KCP&L was primarily due to an increase of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy, mostly offset by decreased pre-tax income and increased wind credits.  See Note 22 to the consolidated financial statements for a reconciliation of effective income tax rates for the periods.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (December 31, 2009 compared to December 31, 2008)

•	Great Plains Energy’s electric utility plant increased $908.2 million primarily due to the following projects placed in service, in addition to normal plant activity:

•	$553.0 million for the Iatan No. 1 environmental project and certain common costs; and

•	$135.5 million for environmental equipment at GMO’s Sibley No. 3 and Jeffrey Energy Center.

•
Great Plains Energy’s construction work in progress decreased $150.7 million primarily due to $688.5 million of electric utility projects placed in service as described above, partially offset by a $391.7 million increase related to KCP&L’s Comprehensive Energy Plan projects, $63.7 million related to GMO’s 18% share of Iatan No. 2 and $44.6 million related to a KCP&L wind project, in addition to normal activity.

•	Great Plains Energy’s notes payable increased $48.0 million due to additional borrowings for the repayment of current maturities of long-term debt.

•
Great Plains Energy’s commercial paper decreased $193.6 million primarily due to repayment with proceeds from KCP&L’s issuance of $400.0 million of Mortgage Bonds Series 2009A, part of the $275.8 million net proceeds from Great Plains Energy’s issuance of Equity Units and part of the $204.0 million net proceeds from the issuance of common stock, partially offset by a $79.1 million payment for the settlement of FSS and additional borrowings to support Comprehensive Energy Plan expenditures and other normal operating activities.

•
Great Plains Energy’s accounts payable decreased $103.0 million primarily due to the timing of cash payments and completing significant construction projects in the first half of 2009, including the Iatan No. 1 environmental project and GMO’s Sibley SCR project, and decreases related to lower natural gas and purchased power prices.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $85.9 million primarily due to the settlement of FSS simultaneously with KCP&L’s issuance of $400.0 million of Mortgage Bonds Series 2009A in March 2009.

•
Great Plains Energy’s deferred tax credits increased $35.0 million primarily due to recognition of $37.2 million of advanced coal credits.  See Note 22 to the consolidated financial statements for additional information on the advanced coal credits.

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

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at December 31, 2009, consisted of $65.9 million of cash and cash equivalents on hand and $901.9 million of unused bank lines of credit.  The unused lines consisted of $354.6 million from Great Plains Energy's revolving credit facility, $392.5 million from KCP&L's credit facilities and $154.8 million from GMO’s revolving credit facility.  See Note 12 to the consolidated financial statements for more information on these agreements.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements, with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The decrease in cash flows from operating activities for Great Plains Energy in 2009 compared to 2008 is primarily due to a decrease in accounts payable due to the timing of cash payments and completing significant construction projects and KCP&L’s payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in 2009.  Partially offsetting these decreases was KCP&L’s 2008 payment of $41.2 million for the settlement of three Treasury Locks (T-Locks).  Additionally, 2008 cash flows from operating activities include Strategic Energy.  Great Plains Energy sold Strategic Energy in 2008.  Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

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

Great Plains Energy’s utility capital expenditures decreased $182.6 million in 2009 compared to 2008 due to a decrease in KCP&L’s cash utility capital expenditures primarily related to Comprehensive Energy Plan projects.

Great Plains Energy’s utility capital expenditures increased $512.2 million in 2008 compared to 2007.  The acquisition of GMO increased cash utility capital expenditures $213.2 million and KCP&L’s cash utility capital expenditures increased $299.0 million due to a $285.7 million increase related to KCP&L’s Comprehensive Energy Plan projects.

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

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2009 reflect gross proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share and gross proceeds of $287.5 million from the issuance of 5.8 million Equity Units.  See Note 13 to the consolidated financial statements for more information on the Equity Units.  Also reflected in the cash flows from financing activities in 2009 is KCP&L’s issuance, at a discount, of $400.0 million of Mortgage Bonds Series 2009A that mature in 2019.  Additionally, Great Plains Energy sold 3.8 million shares of common stock for $50.0 million in gross proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Great Plains Energy paid $22.8 million in 2009 for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Great Plains Energy’s cash flows from financing activities in 2008 reflect KCP&L’s issuance of $350.0 million of unsecured Senior Notes that mature in 2018.  The proceeds were used to repay short-term borrowings.  GMO repaid $169.0 million on a credit agreement that was terminated in 2008 and subsequently borrowed $110.0 million under its new revolving credit facility.  Additionally, GMO terminated various other credit agreements and paid $12.5 million of termination fees.

Great Plains Energy’s cash flows from financing activities in 2007 reflect KCP&L’s repayment and issuance of Senior Notes; Great Plains Energy’s issuance, at a discount, of $100.0 million of Senior Notes that mature in 2017; an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  KCP&L’s cash flows from financing activities in 2007 reflect KCP&L’s repayment of its $225.0 million of Senior Notes at maturity, issuance, at a discount, of $250.0 million of Senior Notes that mature in 2017, and an increase in short-term borrowings.  KCP&L’s short-term borrowings increased primarily to support expenditures related to its Comprehensive Energy Plan.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  KCP&L utilized $1.25 billion of $1.4 billion of long-term debt authorization from the MPSC that expired on December 31, 2009.  In December 2009, KCP&L filed an application with the MPSC requesting authorization to issue up to $650.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2011, which is pending MPSC decision.  In addition, in 2009, KCP&L received authorization from the MPSC and issued $196.5 million in mortgage bonds to insurers of KCP&L’s $196.5 million aggregate principal amount of Environmental Improvement Revenue Refunding (EIRR) Bonds Series 2005 and Series 2007, as required under the terms of the insurance agreements due to the issuance of other mortgage bonds by KCP&L.  See Note 13 to the consolidated financial statements for more information on these insurance agreements.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At December 31, 2009, there was $913.4 million available under this authorization.

GMO has $500.0 million of FERC short-term debt authorization through April 2010, subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2009, there was $268.0 million available under this authorization.  In December 2009, GMO filed an application with FERC requesting a renewal of the same $500.0 million of short-term debt authorization through 2012, which is pending FERC decision.  GMO has $750.0 million of FERC long-term debt authorization through July 31, 2010, none of which has been utilized.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool could be lent on a short-term basis to KCP&L and GMO.  At December 31, 2009, KCP&L had an outstanding payable under the money pool of $0.9 million to Great Plains Energy and a receivable of $6.0 million from GMO.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that was filed and became effective in May 2009.

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and 5.8 million Equity Units with gross proceeds of $287.5 million.  See Note 13 to the consolidated financial statements for more information on the Equity Units.

In August 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNYMCM.  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8.0 million shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  Great Plains Energy will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  During 2009, 3.8 million shares were sold for $49.5 million in net proceeds through BNYMCM.  During 2008, 0.2 million shares were sold for $3.5 million in net proceeds.

KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that was filed and became effective in May 2009.

In March 2009, KCP&L issued $400.0 million of 7.15% Mortgage Bonds Series 2009A, maturing in 2019.  KCP&L settled FSS simultaneously with the issuance of its $400.0 million 10-year long-term debt and paid $79.1 million in cash for the settlement.

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

Projected Utility Capital Expenditures
Great Plains Energy’s cash utility capital expenditures, excluding AFUDC to finance construction, were $841.1 million, $1,023.7 million and $511.5 million in 2009, 2008 and 2007, respectively.  Utility capital expenditures projected for the next three years, excluding AFUDC, are detailed in the following table.  This utility capital expenditure plan is subject to continual review and change.

	2010	2011	2012
	(millions)
Generating facilities (excluding Iatan No. 2)	$152.0	$152.8	$138.3
Distribution and transmission facilities	192.8	238.0	275.7
General facilities	15.6	23.7	48.9
Nuclear fuel	30.9	21.5	19.8
Environmental	16.4	189.1	189.9
Iatan No. 2 (a)	243.9	54.1	-
Total utility capital expenditures	$651.6	$679.2	$672.6

(a)	Includes $183.5 million and $40.7 million of expenditures pursuant to KCP&L's
Comprehensive Energy Plan in 2010 and 2011, respectively. Includes $60.4 million and $13.4 million of expenditures at GMO in 2010 and 2011, respectively.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In 2009, the Company contributed $42.1 million to the plans to satisfy the ERISA funding requirements and the MPSC and KCC rate orders and in 2008 contributed $29.3 million to the plans, all paid by KCP&L.

The Company expects to contribute approximately $53.6 million to the plans in 2010 to satisfy ERISA and regulatory funding requirements, the majority of which is expected to be paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Credit Ratings
At December 31, 2009, the major credit rating agencies rated Great Plains Energy’s and KCP&L’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Negative	Negative
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa3	BBB-

KCP&L
Outlook	Negative	Negative
Senior Secured Debt	A3	BBB+
Senior Unsecured Debt	Baa1	BBB
Commercial Paper	P-2	A-3

GMO
Outlook	Negative	Negative
Senior Unsecured Debt (a)	Baa3	BBB
(a) reflects Great Plains Energy guarantee

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have, among other things, an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy’s cash obligations and commercial commitments.

Payment due by period	2010	2011	2012	2013	2014	After 2014	Total
Long-term debt	(millions)
Principal	$1.4	$485.8	$513.8	$13.1	$1.5	$2,116.7	$3,132.3
Interest	240.4	220.6	174.0	143.7	127.5	914.7	1,820.9
Lease commitments
Operating lease	15.6	16.0	15.3	14.0	13.6	151.6	226.1
Capital lease	0.4	0.4	0.4	0.4	0.4	5.0	7.0
Pension and other post-retirement plans (a)	71.6	(a)	(a)	(a)	(a)	(a)	71.6
Purchase commitments
Fuel	197.3	113.3	103.9	100.2	85.1	138.8	738.6
Purchased capacity	33.0	19.9	14.1	13.1	4.5	6.5	91.1
Comprehensive Energy Plan	105.3	1.4	-	-	-	-	106.7
Non-regulated natural gas
transportation	6.1	5.6	3.2	3.2	3.2	7.2	28.5
Other	66.9	15.0	5.9	5.5	5.6	21.2	120.1
Total contractual commitments (a)	$738.0	$878.0	$830.6	$293.2	$241.4	$3,361.7	$6,342.9

(a)	The Company expects to make contributions to the pension and other post-retirement plans beyond 2010 but the amounts are not yet determined. Total contractual commitments for years after 2010 do not reflect expected pension plan contributions for periods beyond 2010.
Long-term debt includes current maturities.  Long-term debt principal excludes $2.5 million of discounts on senior notes.  Variable rate interest obligations are based on rates as of December 31, 2009.  Equity Units subordinated notes totaling $287.5 million mature in 2042 but must be remarketed between December 15, 2011 and June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June 15, 2014 and earlier than June 15, 2042.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in payment of the associated common stock purchase contracts.  Interest on the Equity Units subordinated notes is included up to June 15, 2014.  See Note 13 to the consolidated financial statements for additional information.

Lease commitments end in 2032 and include capital and operating lease obligations.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($14.7 million total) of the amounts included in the table above.

The Company expects to contribute $71.6 million to the pension and other post-retirement plans in 2010, of which the majority is expected to be paid by KCP&L.  Additional contributions to the plans are expected beyond 2010 in amounts at least sufficient to meet ERISA and regulatory funding requirements; however, these amounts have not yet been determined.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2010 and 2011, $6.9 million in 2012 and $1.6 million in 2013.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the

Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

At December 31, 2009, the total liability for unrecognized tax benefits for Great Plains Energy was $51.4 million, which is not included in the table above.  Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.  See Note 22 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2009, that do not have a definitive cash payout date and are not included in the table above.

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

The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  At December 31, 2009, Great Plains Energy has provided $1,063.6 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $87.9 million, which expire in 2010,

•	Great Plains Energy letters of credit totaling $25.4 million to GMO counterparties, which expire in 2010, and

•	Great Plains Energy guarantees of GMO long-term debt totaling $950.3 million, which includes debt with maturity dates ranging from 2010-2023.

Great Plains Energy has also guaranteed GMO’s $400 million revolving line of credit dated September 23, 2008, with a group of banks, expiring September 23, 2011.  At December 31, 2009, there was $232.0 million outstanding under this facility.

None of the guaranteed obligations are subject to default or prepayment as a result of a downgrade of GMO’s credit ratings, although such a downgrade has in the past, and could in the future, increase interest charges under GMO’s 11.875% Senior Notes due 2012 and 7.95% Senior Notes due 2011, as well as GMO’s revolving line of credit.

At December 31, 2009, GMO had issued letters of credit totaling $13.2 million as credit support to certain counterparties.

KCP&L is contingently liable for guaranteed energy savings under an agreement with a customer, guaranteeing an aggregate value of approximately $1.0 million over the next year.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  Additionally, at December 31, 2009, KCP&L had issued letters of credit totaling $20.9 million as credit support to certain counterparties.

KCP&L has guarantees related to bond insurance policies for its secured 1992 series EIRR bonds totaling $31.0 million, Series 1993A and 1993B EIRR bonds totaling $79.5 million, EIRR Bond Series 2005 totaling $85.9 million and EIRR Bonds Series 2007A and 2007B totaling $146.5 million.  The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.  As the insurers’ credit ratings are below KCP&L’s credit ratings, the bonds are rated at KCP&L’s credit ratings.

New Accounting Standards
See Note 26 to the consolidated financial statements for information regarding new accounting standards.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following discussion of KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and for 2007 includes Home Service Solutions Inc. (HSS), formerly an unregulated subsidiary of KCP&L, which was transferred from KCP&L to KLT Inc. on January 2, 2008.  HSS’ results in 2007 were insignificant.

The following table summarizes KCP&L's consolidated comparative results of operations.

	2009	2008	2007
	(millions)
Operating revenues	$1,318.2	$1,343.0	$1,292.7
Fuel	(251.3)	(253.3)	(245.5)
Purchased power	(70.8)	(119.0)	(101.0)
Other operating expenses	(534.3)	(528.3)	(500.6)
Skill set realignment deferral	-	-	8.9
Depreciation and amortization	(229.6)	(204.3)	(175.6)
Operating income	232.2	238.1	278.9
Non-operating income and expenses	28.5	19.2	4.3
Interest charges	(84.9)	(72.3)	(67.2)
Income tax expense	(46.9)	(59.8)	(59.3)
Net income	$128.9	$125.2	$156.7

KCP&L Revenues and MWh Sales

		%		%
	2009	Change	2008	Change	2007
Retail revenues	(millions)
Residential	$472.2	2	$463.0	7	$433.8
Commercial	542.7	4	521.1	6	492.1
Industrial	108.8	(1)	109.9	3	106.8
Other retail revenues	10.9	2	10.6	8	9.9
Provision for rate refund (excess
Missouri wholesale margin)	-	NM	(2.9)	NM	(1.1)
Kansas ECA (over) under recovery	(0.7)	NM	1.6	NA	-
Total retail	1,133.9	3	1,103.3	6	1,041.5
Wholesale revenues	166.2	(25)	221.5	(5)	234.0
Other revenues	18.1	(1)	18.2	7	17.2
KCP&L revenues	$1,318.2	(2)	$1,343.0	4	$1,292.7

		%		%
	2009	Change	2008	Change	2007
Retail MWh sales	(thousands)
Residential	5,203	(4)	5,413	(3)	5,597
Commercial	7,506	(3)	7,704	-	7,737
Industrial	1,884	(9)	2,061	(5)	2,161
Other retail MWh sales	88	9	80	(14)	92
Total retail	14,681	(4)	15,258	(2)	15,587
Wholesale MWh sales	5,381	7	5,030	(11)	5,635
KCP&L MWh sales	20,062	(1)	20,288	(4)	21,222

Retail revenues increased $30.6 million in 2009 compared to 2008 primarily due to new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, partially offset by a decline in weather-normalized customer usage driven by weakened economic conditions and unfavorable summer weather in 2009, with a 9% decrease in cooling degree days.  Cooling degrees days were 22% below normal based on a 30-year average.

Retail revenues increased $61.8 million in 2008 compared to 2007 primarily due to new retail rates effective January 1, 2008, partially offset by mild summer weather in 2008, with a 27% decrease in cooling degree days.

Wholesale revenues decreased $55.3 million in 2009 compared to 2008 due to a 38% decrease in the average market price per MWh to $28.92, primarily driven by lower natural gas prices.  This decrease was partially offset by a 7% increase in MWh sales as more MWhs were available for wholesale sales due to a 4% decrease in load requirements for retail sales.

Wholesale revenues decreased $12.5 million in 2008 compared to 2007 due to an 11% decrease in wholesale MWh sales resulting from less generation due to plant outages, partially offset by a 9% increase in the average market price per MWh to $46.34, primarily due to higher natural gas prices.

KCP&L Fuel and Purchased Power

		%		%
	2009	Change	2008	Change	2007
Net MWhs Generated by Fuel Type	(thousands)
Coal	14,507	(1)	14,646	(2)	14,894
Nuclear	4,121	3	3,994	(18)	4,873
Natural gas and oil	229	(39)	378	(31)	544
Wind	354	(16)	419	38	305
Total Generation	19,211	(1)	19,437	(6)	20,616

KCP&L’s coal base load equivalent availability factor for 2009 increased to 79% from 78% in 2008 and was 80% in 2007.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 19% of its base load capacity.  Wolf Creek has scheduled refueling outages every 18 months.  The latest refueling outage began on October 10, 2009, and the unit came back on-line November 21, 2009.  Primarily as a result of the refueling outages in fall 2009 and spring 2008, the capacity and equivalent availability factor for Wolf Creek decreased to 86% in 2009 and 83% for 2008, compared to 100% in 2007 when Wolf Creek did not have a refueling outage.

Fuel expense decreased $2.0 million in 2009 compared to 2008 primarily due to changes in the fuel mix with more nuclear, which has a lower cost compared to other fuel types, and less coal and natural gas in the fuel mix.  Additionally, lower natural gas prices offset the impact of higher coal costs.

Fuel expense increased $7.8 million in 2008 compared to 2007 primarily due to higher coal and coal transportation costs and less nuclear in the fuel mix.  These increases were partially offset by decreased MWhs generated primarily due to lower system requirements.

Purchased power expense decreased $48.2 million in 2009 compared to 2008 primarily due to a 50% decrease in the average price per MWh as a result of lower natural gas prices, partially offset by a 1% increase in MWh purchases and $6.9 million in recoveries from a litigation settlement in 2008.

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

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $6.0 million in 2009 compared to 2008 primarily due to increased employee-related costs and $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  These increases were partially offset by increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition.

KCP&L’s other operating expenses increased $27.7 million in 2008 compared to 2007 primarily due to increased plant operations and maintenance expenses of $12.2 million due to plant outages, increased employee-related costs of $5.5 million, increased property taxes of $3.0 million due to higher assessments and higher mill levies and increased gross receipts tax expense of $2.1 million due to the increase in revenues.

KCP&L Skill Set Realignment
In 2007, KCP&L received authorization from the MPSC and KCC to establish $8.9 million in regulatory assets for costs originally expensed in 2006 related to a workforce realignment process and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.  Amortization of $1.4 million in 2009 and 2008 was recorded to utility operating and maintenance expense on KCP&L’s income statements.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $25.3 million in 2009 compared to 2008 primarily due to $10.8 million of additional amortization pursuant to rate case orders, placing the Iatan No. 1 environmental project in service during 2009 and normal depreciation activity for capital additions.  KCP&L’s depreciation and amortization costs increased $28.7 million in 2008 compared to 2007 primarily due to additional amortization pursuant to rate case orders of $21.7 million combined with normal depreciation activity for capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $9.3 million in 2009 compared to 2008 primarily due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.  KCP&L’s non-operating income and expenses increased $14.9 million in 2008 compared to 2007 primarily due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $12.6 million in 2009 compared to 2008 primarily due to interest on $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 and on $350.0 million of unsecured Senior Notes issued in March 2008, partially offset by decreased commercial paper outstanding, decreased rates on commercial paper and an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.  KCP&L’s interest charges increased $5.1 million in 2008 compared to 2007 primarily due to interest on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, partially offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $12.9 million in 2009 compared to 2008 primarily due to an increase in deferred tax balances in 2008 of $20.3 million as a result of an increase in the composite tax rate reflecting Great Plains Energy’s 2008 sale of Strategic Energy.  Additionally, 2008 reflected $6.7 million of allocated tax benefits from holding company losses.  The tax sharing agreement between Great Plains Energy and its subsidiaries was modified on July 14, 2008.  As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

KCP&L’s income tax expense increased $0.5 million in 2008 compared to 2007 primarily due to an increase of $20.3 million as a result of an increase in the composite tax rate reflecting Great Plains Energy’s sale of Strategic Energy, mostly offset by decreased pre-tax income and increased wind credits.  See Note 22 to the consolidated financial statements for a reconciliation of effective income tax rates for the periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, Great Plains Energy and KCP&L face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis.  See Item 1A. Risk Factors and Item 7. MD&A for further discussion of risk factors.

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results.  During the ordinary course of business, under the direction and control of an internal risk management committee, Great Plains Energy’s and KCP&L’s hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation.  Though management believes its risk management practices to be effective, it is not possible to identify and eliminate all risk.  Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including among others, unexpectedly large or rapid movements or disruptions in the energy markets, regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.

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

Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination.  At December 31, 2009, less than 1% and none, respectively, of Great Plains Energy’s and KCP&L’s long-term debt was variable rate debt.  Interest rates impact the fair value of long-term debt.  A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt.  Great Plains Energy’s and KCP&L’s book values of long-term debt were each below fair value by 6% at December 31, 2009.

Great Plains Energy had $252.0 million of notes payable outstanding at December 31, 2009.  The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy’s notes payable interest expense.  Assuming that $252.0 million of notes payable was outstanding for all of 2010, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an increase of $0.4 million in interest expense for 2010.

KCP&L had $186.6 million of commercial paper outstanding at December 31, 2009.  The principal amount of the commercial paper, which will vary during the year, drives KCP&L’s commercial paper interest expense.  Assuming that $186.6 million of commercial paper was outstanding for all of 2010, a hypothetical 10% increase in commercial paper rates would result in an increase of $0.1 million in interest expense for 2010.

Commodity Risk
Great Plains Energy and KCP&L engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity and commodities.  Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume.  Customers' electricity usage could also vary from year to year based on the weather or other factors.  Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and scheduled outages at facilities that use fossil fuels.

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

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases.  A hypothetical 10% increase in the market price of power could result in a $2.3 million increase in purchased power expense for 2010.  In 2010, approximately 75% of KCP&L’s net MWhs generated are expected to be coal-fired.  KCP&L currently has 94% of its coal requirements for 2010 under contract.  A hypothetical 10% increase in the market price of coal could result in a $1.9 million increase in fuel expense for 2010.  KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices.  A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $0.1 million in fuel expense for 2010.  At December 31, 2009, KCP&L had hedged approximately 68% and 11% of its 2010 and 2011, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2008, KCP&L had hedged approximately 31% and 3% of its 2009 and 2010, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  KCP&L’s Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel costs will not be reflected in rates until new rates are authorized by the MPSC creating a regulatory lag between the time costs change and when they are reflected in rates.

In the GMO regulated electric operations in 2009, approximately 60% of the power sold was generated and the remaining 40% was purchased through long-term contracts or in the open market.  GMO has a FAC that allows it to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates.

Several measures have been taken to mitigate commodity price risk exposure in GMO’s electric utility operations.  One of these measures is contracting for a diverse supply of coal to meet 80% and 37% of its 2010 and 2011, respectively, native load fuel requirements of coal-fired generation.  The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using New York Mercantile Exchange (NYMEX) futures contracts and options.  As of December 31, 2009, GMO had financial contracts in place to hedge approximately 55% and 3% of expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2010 and 2011, respectively.  The mark-to-market value of these contracts at December 31, 2009, was a liability of $0.9 million.

Credit Risk – MPS Merchant
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at December 31, 2009, was $29.5 million, net of $2.0 million of collateral.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant.  As of December 31, 2009, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets.  The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates.  A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3.7 million reduction in the value of the decommissioning trust funds at December 31, 2009.  A hypothetical 10% decrease in equity prices would have resulted in a $4.5 million reduction in the fair value of the equity securities at December 31, 2009.  At December 31, 2009, KCP&L was also holding short-term investments in the decommissioning trust fund, which were invested in equity securities in early 2010.  KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income

Year Ended December 31	2009	2008	2007
Operating Revenues	(millions, except per share amounts)
Electric revenues	$1,965.0	$1,670.1	$1,292.7
Operating Expenses
Fuel	405.5	311.4	245.5
Purchased power	183.7	208.9	101.0
Utility operating and maintenance expenses	599.3	499.7	387.5
Skill set realignment deferral (Note 10)	-	-	(8.9)
Depreciation and amortization	302.2	235.0	175.6
General taxes	139.8	128.1	114.4
Other	14.4	12.0	21.1
Total	1,644.9	1,395.1	1,036.2
Operating income	320.1	275.0	256.5
Non-operating income	49.5	31.9	8.8
Non-operating expenses	(6.9)	(10.8)	(5.6)
Interest charges	(180.9)	(111.3)	(91.9)
Income from continuing operations before income tax expense and
loss from equity investments	181.8	184.8	167.8
Income tax expense	(29.5)	(63.8)	(44.9)
Loss from equity investments, net of income taxes	(0.4)	(1.3)	(2.0)
Income from continuing operations	151.9	119.7	120.9
Income (loss) from discontinued operations, net of income taxes (Note 24)	(1.5)	35.0	38.3
Net income	150.4	154.7	159.2
Less: Net income attributable to noncontrolling interest	(0.3)	(0.2)	-
Net income attributable to Great Plains Energy	150.1	154.5	159.2
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$148.5	$152.9	$157.6

Average number of basic common shares outstanding	129.3	101.1	84.9
Average number of diluted common shares outstanding	129.8	101.2	85.2

Basic earnings (loss) per common share
Continuing operations	$1.16	$1.16	$1.41
Discontinued operations	(0.01)	0.35	0.45
Basic earnings per common share	$1.15	$1.51	$1.86

Diluted earnings (loss) per common share
Continuing operations	$1.15	$1.16	$1.40
Discontinued operations	(0.01)	0.35	0.45
Diluted earnings per common share	$1.14	$1.51	$1.85

Cash dividends per common share	$0.83	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$65.9	$61.1
Funds on deposit	4.4	10.8
Receivables, net	230.5	242.3
Fuel inventories, at average cost	85.0	87.0
Materials and supplies, at average cost	121.3	99.3
Deferred refueling outage costs	19.5	12.4
Refundable income taxes	13.5	26.0
Deferred income taxes	36.8	28.6
Assets held for sale (Note 5)	19.4	16.3
Derivative instruments	1.5	4.8
Prepaid expenses and other assets	14.7	15.2
Total	612.5	603.8
Utility Plant, at Original Cost
Electric	8,849.0	7,940.8
Less-accumulated depreciation	3,774.5	3,582.5
Net utility plant in service	5,074.5	4,358.3
Construction work in progress	1,508.4	1,659.1
Nuclear fuel, net of amortization of $106.0 and $110.8	68.2	63.9
Total	6,651.1	6,081.3
Investments and Other Assets
Affordable housing limited partnerships	13.2	13.9
Nuclear decommissioning trust fund	112.5	96.9
Regulatory assets	822.2	824.8
Goodwill	169.0	156.0
Derivative instruments	7.9	13.0
Other	94.4	79.6
Total	1,219.2	1,184.2
Total	$8,482.8	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$252.0	$204.0
Commercial paper	186.6	380.2
Current maturities of long-term debt	1.3	70.7
Accounts payable	315.0	418.0
Accrued taxes	27.9	27.7
Accrued interest	72.5	72.4
Accrued compensation and benefits	45.1	29.7
Pension and post-retirement liability	4.6	4.7
Derivative instruments	0.3	86.2
Other	53.0	43.8
Total	958.3	1,337.4
Deferred Credits and Other Liabilities
Deferred income taxes	381.9	387.1
Deferred tax credits	140.5	105.5
Asset retirement obligations	132.6	124.3
Pension and post-retirement liability	440.4	445.6
Regulatory liabilities	237.8	209.4
Derivative instruments	0.5	-
Other	145.1	112.8
Total	1,478.8	1,384.7
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,636,538 and 119,375,923 shares issued, stated value	2,313.7	2,118.4
Retained earnings	529.2	489.3
Treasury stock-213,423 and 120,677 shares, at cost	(5.5)	(3.6)
Accumulated other comprehensive loss	(44.9)	(53.5)
Total	2,792.5	2,550.6
Noncontrolling interest	1.2	1.0
Total	2,793.7	2,551.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 13)	3,213.0	2,556.6
Total	6,045.7	5,147.2
Commitments and Contingencies (Note 16)
Total	$8,482.8	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2009	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$150.4	$154.7	$159.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	302.2	238.3	183.8
Amortization of:
Nuclear fuel	16.1	14.5	16.8
Other	(10.1)	(1.9)	7.4
Deferred income taxes, net	(3.6)	44.1	23.8
Investment tax credit amortization	(2.2)	(1.8)	(1.5)
Loss from equity investments, net of income taxes	0.4	1.3	2.0
Fair value impacts from interest rate hedging	-	9.2	17.9
Fair value impacts from energy contracts - Strategic Energy	-	(189.1)	(52.8)
Loss on sale of Strategic Energy	-	116.2	-
Other operating activities (Note 3)	(117.8)	52.4	(24.4)
Net cash from operating activities	335.4	437.9	332.2
Cash Flows from Investing Activities
Utility capital expenditures	(841.1)	(1,023.7)	(511.5)
Allowance for borrowed funds used during construction	(37.7)	(31.7)	(14.4)
Payment to Black Hills for asset sale working capital adjustment	(7.7)	-	-
Proceeds from sale of Strategic Energy, net of cash sold	-	218.8	-
GMO acquisition, net cash received	-	271.9	-
Purchases of nuclear decommissioning trust investments	(99.0)	(49.1)	(58.0)
Proceeds from nuclear decommissioning trust investments	95.3	45.4	54.3
Other investing activities	(7.4)	(10.7)	(17.4)
Net cash from investing activities	(897.6)	(579.1)	(547.0)
Cash Flows from Financing Activities
Issuance of common stock	219.9	15.3	10.5
Issuance of long-term debt	700.7	363.4	495.6
Issuance fees	(22.8)	(5.3)	(5.7)
Repayment of long-term debt	(70.7)	(169.9)	(372.5)
Net change in short-term borrowings	(145.6)	118.4	251.4
Dividends paid	(110.5)	(172.0)	(144.5)
Credit facility termination fees	-	(12.5)	-
Equity forward settlement	-	-	(12.3)
Other financing activities	(4.0)	(2.2)	(2.4)
Net cash from financing activities	567.0	135.2	220.1
Net Change in Cash and Cash Equivalents	4.8	(6.0)	5.3
Cash and Cash Equivalents at Beginning of Year (includes $43.1 million and $45.8 million of cash included in assets of discontinued operations in
2008 and 2007, respectively)	61.1	67.1	61.8
Cash and Cash Equivalents at End of Year (includes $43.1 million of cash
included in assets of discontinued operations in 2007)	$65.9	$61.1	$67.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity

Year Ended December 31	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	119,375,923	$2,118.4	86,325,136	$1,065.9	80,405,035	$896.8
Issuance of common stock	15,883,948	220.1	32,962,723	1,042.0	5,571,574	174.1
Common stock issuance fees	-	(7.0)	-	-	-	-
Issuance of restricted common stock	376,667	5.4	88,064	2.3	348,527	11.1
Equity compensation expense, net of forfeitures		0.8		5.9		2.1
Equity forward settlement		-		-		(12.3)
Unearned Compensation
Issuance of restricted common stock		(5.4)		(2.3)		(11.1)
Forfeiture of restricted common stock		1.1		-		0.2
Compensation expense recognized		3.8		5.6		4.8
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		(22.5)		-		-
Other		(1.0)		(1.0)		0.2
Ending balance	135,636,538	2,313.7	119,375,923	2,118.4	86,325,136	1,065.9
Retained Earnings
Beginning balance		489.3		506.9		493.4
Cumulative effect of a change in accounting principle		-		(0.1)		(0.9)
Net income attributable to Great Plains Energy		150.1		154.5		159.2
Dividends:
Common stock		(108.9)		(170.4)		(142.9)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.1)		-		(0.3)
Performance shares amendment		0.4		-		-
Ending balance		529.2		489.3		506.9
Treasury Stock
Beginning balance	(120,677)	(3.6)	(90,929)	(2.8)	(53,499)	(1.6)
Treasury shares acquired	(132,593)	(2.9)	(39,856)	(1.1)	(37,430)	(1.2)
Treasury shares reissued	39,847	1.0	10,108	0.3	-	-
Ending balance	(213,423)	(5.5)	(120,677)	(3.6)	(90,929)	(2.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(53.5)		(2.1)		(46.7)
Derivative hedging activity, net of tax		5.3		(47.5)		43.2
Change in unrecognized pension expense, net of tax		3.3		(3.9)		1.4
Ending balance		(44.9)		(53.5)		(2.1)
Total Great Plains Energy Common Shareholders' Equity		2,792.5		2,550.6		1,567.9
Noncontrolling Interest
Beginning balance		1.0		-		-
GMO acquisition July 14, 2008		-		0.8
Net income attributable to noncontrolling interest		0.3		0.2		-
Distribution		(0.1)		-		-
Ending balance		1.2		1.0		-
Total		$2,793.7		$2,551.6		$1,567.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2009	2008	2007
	(millions)
Net income	$150.4	$154.7	$159.2
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.4)	27.0	(8.4)
Income tax benefit (expense)	0.1	(12.5)	2.4
Net gain (loss) on derivative hedging instruments	(0.3)	14.5	(6.0)
Reclassification to expenses, net of tax (Note 20)	5.6	(62.0)	49.2
Derivative hedging activity, net of tax	5.3	(47.5)	43.2
Defined benefit pension plans
Net gain (loss) arising during period	5.0	(6.7)	2.0
Less: amortization of net gain included in net
periodic benefit costs	0.4	0.3	0.4
Prior service costs arising during the period	-	-	(0.3)
Less: amortization of prior service costs included in net
periodic benefit costs	-	0.1	0.1
Income tax benefit (expense)	(2.1)	2.4	(0.8)
Net change in unrecognized pension expense	3.3	(3.9)	1.4
Comprehensive income	159.0	103.3	203.8
Less: comprehensive income attributable to noncontrolling interest	(0.3)	(0.2)	-
Comprehensive income attributable to Great Plains Energy	$158.7	$103.1	$203.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2009	2008	2007
Operating Revenues	(millions)
Electric revenues	$1,318.2	$1,343.0	$1,292.7
Operating Expenses
Fuel	251.3	253.3	245.5
Purchased power	70.8	119.0	101.0
Operating and maintenance expenses	415.6	409.2	386.7
Skill set realignment deferral (Note 10)	-	-	(8.9)
Depreciation and amortization	229.6	204.3	175.6
General taxes	118.7	118.9	113.7
Other	-	0.2	0.2
Total	1,086.0	1,104.9	1,013.8
Operating income	232.2	238.1	278.9
Non-operating income	33.2	25.9	8.0
Non-operating expenses	(4.7)	(6.7)	(3.7)
Interest charges	(84.9)	(72.3)	(67.2)
Income before income tax expense	175.8	185.0	216.0
Income tax expense	(46.9)	(59.8)	(59.3)
Net income	$128.9	$125.2	$156.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$17.4	$5.4
Funds on deposit	0.1	-
Receivables, net	161.7	161.6
Fuel inventories, at average cost	45.6	51.7
Materials and supplies, at average cost	84.8	68.3
Deferred refueling outage costs	19.5	12.4
Refundable income taxes	-	11.9
Deferred income taxes	0.3	4.9
Derivative instruments	0.2	0.6
Prepaid expenses and other assets	11.0	11.8
Total	340.6	328.6
Utility Plant, at Original Cost
Electric	6,258.5	5,671.4
Less-accumulated depreciation	2,899.0	2,738.8
Net utility plant in service	3,359.5	2,932.6
Construction work in progress	1,144.1	1,148.5
Nuclear fuel, net of amortization of $106.0 and $110.8	68.2	63.9
Total	4,571.8	4,145.0
Investments and Other Assets
Nuclear decommissioning trust fund	112.5	96.9
Regulatory assets	612.1	609.1
Other	65.3	49.2
Total	789.9	755.2
Total	$5,702.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Commercial paper	$186.6	$380.2
Current maturities of long-term debt	0.2	-
Accounts payable	237.9	299.3
Accrued taxes	23.7	20.5
Accrued interest	26.7	18.1
Accrued compensation and benefits	45.1	29.7
Pension and post-retirement liability	3.2	1.6
Derivative instruments	-	80.3
Other	26.1	9.1
Total	549.5	838.8
Deferred Credits and Other Liabilities
Deferred income taxes	559.4	596.2
Deferred tax credits	135.7	99.9
Asset retirement obligations	119.8	111.9
Pension and post-retirement liability	421.2	410.6
Regulatory liabilities	126.9	115.8
Other	78.2	56.8
Total	1,441.2	1,391.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,315.6
Retained earnings	410.1	353.2
Accumulated other comprehensive loss	(41.5)	(46.9)
Total	1,931.7	1,621.9
Long-term debt (Note 13)	1,779.9	1,376.9
Total	3,711.6	2,998.8
Commitments and Contingencies (Note 16)
Total	$5,702.3	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2009	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$128.9	$125.2	$156.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	229.6	204.3	175.6
Amortization of:
Nuclear fuel	16.1	14.5	16.8
Other	19.0	11.1	4.6
Deferred income taxes, net	(38.2)	(7.5)	19.7
Investment tax credit amortization	(1.4)	(1.4)	(1.5)
Fair value impacts from interest rate hedging	-	-	1.4
Other operating activities (Note 3)	(66.1)	72.8	(18.5)
Net cash from operating activities	287.9	419.0	354.8
Cash Flows from Investing Activities
Utility capital expenditures	(626.5)	(810.5)	(511.5)
Allowance for borrowed funds used during construction	(31.1)	(23.6)	(14.4)
Purchases of nuclear decommissioning trust investments	(99.0)	(49.1)	(58.0)
Proceeds from nuclear decommissioning trust investments	95.3	45.4	54.3
Net money pool lending	(6.0)	-	-
Other investing activities	(0.6)	(8.5)	(7.6)
Net cash from investing activities	(667.9)	(846.3)	(537.2)
Cash Flows from Financing Activities
Issuance of long-term debt	413.2	363.4	396.1
Repayment of long-term debt	-	-	(372.0)
Net change in short-term borrowings	(193.6)	14.4	209.4
Net money pool borrowings	0.9	-	-
Dividends paid to Great Plains Energy	(72.0)	(144.0)	(140.0)
Equity contribution from Great Plains Energy	247.5	200.0	94.0
Issuance fees	(4.0)	(4.3)	(3.7)
Net cash from financing activities	392.0	429.5	183.8
Net Change in Cash and Cash Equivalents	12.0	2.2	1.4
Cash and Cash Equivalents at Beginning of Year	5.4	3.2	1.8
Cash and Cash Equivalents at End of Year	$17.4	$5.4	$3.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,315.6	1	$1,115.6	1	$1,021.6
Equity contribution from Great Plains Energy		247.5		200.0		94.0
Ending balance	1	1,563.1	1	1,315.6	1	1,115.6
Retained Earnings
Beginning balance		353.2		371.3		354.8
Cumulative effect of a change in accounting principle		-		-		(0.2)
Net income		128.9		125.2		156.7
Transfer of HSS to KLT Inc.		-		0.7		-
Dividends:
Common stock held by Great Plains Energy		(72.0)		(144.0)		(140.0)
Ending balance		410.1		353.2		371.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46.9)		(7.5)		6.7
Derivative hedging activity, net of tax		5.4		(39.4)		(14.2)
Ending balance		(41.5)		(46.9)		(7.5)
Total Common Shareholder's Equity		$1,931.7		$1,621.9		$1,479.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2009	2008	2007
	(millions)
Net income	$128.9	$125.2	$156.7
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	0.2	(65.0)	(22.1)
Income tax benefit (expense)	(0.1)	25.4	8.3
Net gain (loss) on derivative hedging instruments	0.1	(39.6)	(13.8)
Reclassification to expenses, net of tax (Note 20)	5.3	0.2	(0.4)
Derivative hedging activity, net of tax	5.4	(39.4)	(14.2)
Comprehensive income	$134.3	$85.8	$142.5

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.

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

Affordable housing limited partnerships – The fair value of KLT Investments Inc.’s (KLT Investments) affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value.

Nuclear decommissioning trust fund – KCP&L’s nuclear decommissioning trust fund assets are recorded at fair value.  Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

Rabbi trust - GMO’s rabbi trusts related to its Supplemental Executive Retirement Plans (SERP) are recorded at fair value, which are based on quoted market prices of the investments held by the trusts and/or valuation models.  The rabbi trusts are included in Other – Investments and Other Assets on Great Plains Energy’s consolidated balance sheets.

Long-term debt – Fair value is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At December 31, 2009, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.2 billion and $3.4 billion, respectively.  At December 31, 2009, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.  At December 31, 2008, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $2.6 billion and $2.2 billion, respectively.  At December 31, 2008, the book value and fair value of KCP&L’s long-term debt was $1.4 billion and $1.1 billion, respectively.

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

Derivative Instruments
The Company records derivative instruments on the balance sheet at fair value in accordance with Generally Accepted Accounting Principles (GAAP).  Great Plains Energy and KCP&L enter into derivative contracts to manage exposure to commodity price and interest rate fluctuations.  Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.

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

Great Plains Energy and KCP&L offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable).  Great Plains Energy and KCP&L classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged.

Investments in Affordable Housing Limited Partnerships
At December 31, 2009, KLT Investments had $13.2 million of investments in affordable housing limited partnerships.  Approximately 91% of these investments were recorded at cost; the equity method was used for the remainder.  A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment.  Of the investments recorded at cost, $11.7 million exceed this 5% level but were made before May 19, 1995.  The investments generate future cash flows from tax credits and tax losses of the partnerships.  The investments also generate cash flows from the sales of the properties.  For most investments, tax credits are received over ten years.  Tax expense is reduced in the year tax credits are generated.  Management does not anticipate making additional investments in affordable housing limited partnerships at this time.  The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Utility Plant
Great Plains Energy’s and KCP&L's utility plant is stated at historical cost.  These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits.  Replacements, improvements and additions to units of property are capitalized.  Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs and Accounting for Planned Major Maintenance).  When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation.  Substantially all of KCP&L’s utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.  Substantially all of GMO’s St. Joseph Light & Power division utility plant is pledged as collateral for GMO’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction.  AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges.  The rates used to compute gross AFUDC are compounded semi-annually and averaged 7.6% in 2009, 7.1% in 2008, and 6.3% in 2007 for KCP&L and for GMO averaged 5.4% in 2009 and 4.9% in 2008 subsequent to its acquisition on July 14, 2008.

Great Plains Energy’s and KCP&L’s balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2009	2008
Utility Plant, at original cost	(millions)
Production (23 - 60 years)	$4,892.3	$4,171.2
Transmission (27 - 76 years)	660.4	655.8
Distribution (8 - 75 years)	2,708.3	2,588.1
General (5 - 50 years)	588.0	525.7
Total (a)	$8,849.0	$7,940.8
(a) Includes $96.3 million and $78.4 million at December 31,
2009 and 2008, respectively, of land and other assets that
are not depreciated.

KCP&L
December 31	2009	2008
Utility Plant, at original cost	(millions)
Production (23 - 60 years)	$3,742.6	$3,249.8
Transmission (27 - 76 years)	371.3	404.7
Distribution (8 - 75 years)	1,709.5	1,638.6
General (5 - 50 years)	435.1	378.3
Total (a)	$6,258.5	$5,671.4
(a) Includes $56.1 million and $56.0 million at December 31,
2009 and 2008, respectively, of land and other assets that
are not depreciated.

Depreciation and Amortization
Depreciation and amortization of utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities.  Annual depreciation rates average approximately 3%.  Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.

Great Plains Energy’s depreciation expense was $228.9 million, $175.1 million, and $140.9 million for 2009, 2008 and 2007, respectively.  KCP&L’s depreciation expense was $158.4 million, $145.4 million, and $140.9 million for 2009, 2008 and 2007, respectively.  Great Plains Energy’s and KCP&L’s depreciation and amortization expense includes $58.2 million, $47.4 million and $25.7 million for 2009, 2008 and 2007, respectively, of additional amortization to help maintain cash flow levels pursuant to orders of the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC).

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration.  Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek).  Related liabilities for decommissioning are included on Great Plains Energy’s and KCP&L’s balance sheet in Asset Retirement Obligations (AROs).

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

Regulatory Matters
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

KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments.  These taxes from KCP&L’s Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy’s and KCP&L’s statements of income.  KCP&L’s gross receipts taxes collected from Missouri customers were $46.8 million, $45.9 million, and $44.7 million in 2009, 2008 and 2007, respectively.  These taxes from KCP&L’s Kansas customers and GMO’s customers are recorded net in operating revenues on Great Plains Energy’s statement of income.

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

Allowance for Doubtful Accounts
This reserve represents estimated uncollectible accounts receivable and is based on management’s judgment considering historical loss experience and the characteristics of existing accounts.  Provisions for losses on receivables are expensed to maintain the allowance at a level considered adequate to cover expected losses.  Receivables are charged off against the reserve when they are deemed uncollectible.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses and asset impairments are recorded in operating expenses.

Asset Impairments
Long-lived assets and finite lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist.  The annual test must be performed at the same time each year.  If the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements.  To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill is compared with its carrying value.

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

Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income attributable to noncontrolling interest are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding.  The earnings (loss) per share impact of discontinued operations is determined by dividing income (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options, Equity Units, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2009	2008	2007
Income	(millions, except per share amounts)
Income from continuing operations	$151.9	$119.7	$120.9
Less: net income attributable to noncontrolling interest	0.3	0.2	-
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income from continuing operations available for common shareholders	$150.0	$117.9	$119.3
Common Shares Outstanding
Average number of common shares outstanding	129.3	101.1	84.9
Add: effect of dilutive securities	0.5	0.1	0.3
Diluted average number of common shares outstanding	129.8	101.2	85.2
Basic EPS from continuing operations	$1.16	$1.16	$1.41
Diluted EPS from continuing operations	$1.15	$1.16	$1.40

The computation of diluted EPS for 2009 excludes anti-dilutive shares consisting of 150,895 performance shares, 438,281 restricted stock shares and 231,670 stock options.

The computation of diluted EPS for 2008 excludes anti-dilutive shares consisting of 364,217 performance shares, 530,398 restricted stock shares and 455,469 stock options.

The computation of diluted EPS for 2007 excludes anti-dilutive shares consisting of 128,716 performance shares and 381,451 restricted stock shares.  In 2007, there were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

Dividends Declared
In February 2010, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable March 19, 2010, to shareholders of record as of February 26, 2010.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2010, to shareholders of record as of May 10, 2010.

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

The regulatory approval order from the MPSC was received on July 1, 2008.  Certain parties filed appeals and a motion to stay the order with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  This decision has been appealed.  The order remains in effect unless reversed by the courts.

The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed amortization.  The Company settled its first post-transaction rate cases and the settlement agreements were silent with respect to transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  KCC order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At December 31, 2009, Great Plains Energy had $51.5 million of regulatory assets related to transition costs, which included $29.3 million at KCP&L and $22.2 million at GMO.

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

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist.  The goodwill impairment test is a two step process, the first step of which is the comparison of the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  The annual impairment test for the GMO acquisition goodwill was conducted on September 1, 2009.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.  The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit.  Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

The following table provides unaudited pro forma results of operations for Great Plains Energy for December 31, 2008 and 2007, as if the acquisition had occurred on January 1 of those years, respectively.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008, or January 1, 2007.

	December 31
	2008	2007
	(millions, except per share amounts)
Operating revenues	$2,013.6	$1,944.3
Income from continuing operations	$121.1	$119.2
Net income	$156.1	$157.5
Earnings available for common shareholders	$154.5	$155.9

Basic and diluted earnings per common share from
continuing operations	$1.18	$1.00
Basic and diluted earnings per common share	$1.53	$1.33

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
	2009	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$7.9	$61.9	$(80.0)
Fuel inventories	2.0	(16.7)	(9.3)
Materials and supplies	(22.0)	(3.7)	(4.2)
Accounts payable	(70.9)	56.2	43.3
Accrued taxes	42.2	73.2	17.3
Accrued interest	2.9	17.8	(0.7)
Deferred refueling outage costs	(7.1)	(5.9)	7.4
Accrued plant maintenance costs	2.9	2.1	-
Fuel adjustment clauses	7.8	(18.0)	-
Pension and post-retirement benefit obligations	18.4	3.1	17.6
Allowance for equity funds used during construction	(39.6)	(24.2)	(2.5)
Deferred acquisition costs	-	(15.8)	(18.3)
Proceeds from the sale of SO2 emission allowances	0.1	0.4	24.0
Forward Starting Swaps proceeds (settlement)	(79.1)	-	3.3
T-Lock settlement	-	(41.2)	(4.5)
Other	16.7	(36.8)	(17.8)
Total other operating activities	$(117.8)	$52.4	$(24.4)
Cash paid during the period:
Interest	$211.9	$95.0	$91.8
Income taxes	$5.1	$27.1	$33.6
Non-cash investing activities:
Liabilities assumed for capital expenditures	$82.8	$104.7	$72.5

KCP&L Other Operating Activities
	2009	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$(7.6)	$50.9	$(60.0)
Fuel inventories	6.1	(16.0)	(9.3)
Materials and supplies	(16.5)	(4.3)	(4.2)
Accounts payable	(54.3)	57.3	20.6
Accrued taxes	51.8	81.3	5.9
Accrued interest	8.6	8.5	(2.9)
Deferred refueling outage costs	(7.1)	(5.9)	7.4
Pension and post-retirement benefit obligations	39.3	(5.1)	15.4
Allowance for equity funds used during construction	(30.6)	(22.5)	(2.5)
Proceeds from the sale of SO2 emission allowances	0.1	0.4	24.0
Kansas Energy Cost Adjustment	2.2	(1.6)	-
Forward Starting Swaps proceeds (settlement)	(79.1)	-	3.3
T-Lock settlement	-	(41.2)	-
Other	21.0	(29.0)	(16.2)
Total other operating activities	$(66.1)	$72.8	$(18.5)
Cash paid during the period:
Interest	$77.2	$63.0	$68.3
Income taxes	$31.9	$23.5	$39.8
Non-cash investing activities:
Liabilities assumed for capital expenditures	$75.5	$90.8	$72.4

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

In May 2008, KCP&L’s Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds totaling $23.4 million maturing in 2038 were issued.  The proceeds were deposited with a trustee pending KCP&L’s submission of qualifying expenses for reimbursement.  At December 31, 2008, KCP&L had received $13.4 million in cash proceeds and had a $10.0 million short-term receivable for the proceeds that were deposited with the trustee.

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

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	December 31
	2009	2008
Great Plains Energy	(millions)
Customer accounts receivable - billed	$47.3	$61.3
Customer accounts receivable - unbilled	77.9	69.9
Allowance for doubtful accounts	(2.8)	(3.5)
Other receivables	108.1	114.6
Total	$230.5	$242.3
KCP&L
Customer accounts receivable - billed	$-	$15.5
Customer accounts receivable - unbilled	44.6	41.7
Allowance for doubtful accounts	(1.7)	(1.2)
Intercompany receivables	42.4	28.5
Other receivables	76.4	77.1
Total	$161.7	$161.6

Great Plains Energy’s and KCP&L’s other receivables at December 31, 2009 and 2008, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with GAAP for transfers and servicing of assets, the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  See Note 26 for information regarding a new accounting standard for financial asset transfers effective January 1, 2010.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $95.0 million and $70.0 million at December 31, 2009 and 2008, respectively.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% to 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in July 2010 and it is expected to be renewed.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,172.4)	$1,172.4	$-
Gain (loss) on sale of accounts receivable (a)	(14.8)	14.6	(0.2)
Servicing fees	2.0	(2.0)	-
Fees to outside investor	-	(1.2)	(1.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,167.6)	1,167.6	-
Cash paid to KCP&L for receivables purchased	1,153.0	(1,153.0)	-
Servicing fees	2.0	(2.0)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,147.3)	$1,147.3	$-
Gain (loss) on sale of accounts receivable (a)	(14.5)	14.4	(0.1)
Servicing fees	1.7	(1.7)	-
Fees to outside investor	-	(2.6)	(2.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,142.1)	1,142.1	-
Cash paid to KCP&L for receivables purchased	1,127.8	(1,127.8)	-
Servicing fees	1.7	(1.7)	-
Interest on intercompany note	1.9	(1.9)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  GMO has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheets.  Of the $19.4 million of assets held for sale at December 31, 2009, $15.1 million is included in the electric utility segment and the remaining $4.3 million is included in the other category.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In February 2010, the DOE announced its intent to withdraw its application to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 17 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.

In late 2009, Wolf Creek contracted with a waste processor that will process, take title and store in another state most of the remainder of Wolf Creek’s low level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has storage capacity on site for about four years generation of Classes B and C waste.

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.  The most recent study was submitted to the MPSC and KCC in August 2008 and is the basis for the current cost of decommissioning estimates in the table below.  KCC issued its order in August 2009 approving the 2008 decommissioning cost study, and funding levels will be addressed in KCP&L’s current rate case, which was filed with KCC in December 2009.  The MPSC does not explicitly approve or disapprove of the decommissioning cost study and issued its order approving the funding levels in May 2009.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2008 dollars)	$ 594	$ 279
Future cost of decommissioning (in 2045-2053 dollars) (a)	2,575	1,210

Annual escalation factor	3.73%
Annual return on trust assets (b)	6.48%
(a)	Total future cost over an eight year decommissioning period.
(b)		The 6.48% rate of return is through 2025. The rate then systematically decreases through 2053 to 2.82%
based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

Nuclear Decommissioning Trust Fund
KCP&L currently contributes approximately $3.7 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  Amounts funded are charged to other operating expense and recovered in customers’ rates.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

December 31	2009	2008
Decommissioning Trust	(millions)
Beginning balance	$96.9	$110.5
Contributions	3.7	3.7
Earned income, net of fees	2.8	3.3
Net realized gains/(losses)	(5.5)	(8.2)
Net unrealized gains/(losses)	14.6	(12.4)
Ending balance	$112.5	$96.9

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2009		2008
	Fair	Unrealized	Fair	Unrealized
	Value	Gains/(Losses)	Value	Gains/(Losses)
	(millions)
Equity securities	$44.5	$8.2	$34.6	$(5.3)
Debt securities	37.4	2.1	59.9	1.0
Other	30.6	-	2.4	-
Total	$112.5	$10.3	$96.9	$(4.3)

The weighted average maturity of debt securities held by the trust at December 31, 2009, was approximately 4 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	2009	2008	2007
	(millions)
Realized Gains	$2.8	$2.7	$6.1
Realized Losses	(8.3)	(10.9)	(2.8)

Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek for nuclear liability, nuclear property and accidental outage.  These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war.  The nuclear property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for acts of terrorism and related losses, including replacement power costs.  There is no industry aggregate limit for liability claims, regardless of the number of acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place.  An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance

Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act.  These limits plus any recoverable reinsurance are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts.  In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred.  Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Nuclear Property Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance from NEIL for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share).  In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC.  KCP&L’s share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs.  Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

Accidental Nuclear Outage Insurance
The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.  The estimated maximum amount of retrospective assessments under the current policies could total approximately $25.2 million ($11.9 million, KCP&L’s 47% share) per policy year.

7.	REGULATORY MATTERS

Regulatory Proceedings
The following table summarizes recent requests for retail rate increases with KCC and the MPSC.

		Effective	Amount	Amount
Rate Jurisdiction	File Date	Date	Requested	Approved
			(millions)
KCP&L - Kansas (a)	9/5/2008	8/1/2009	$ 71.6	$ 59.0
KCP&L - Missouri (b)	9/5/2008	9/1/2009	101.5	95.0
GMO - Missouri Public Service division (c)	9/5/2008	9/1/2009	66.0	48.0
GMO - St. Joseph Light & Power division (c)	9/5/2008	9/1/2009	17.1	15.0
GMO - steam customers in the St. Joseph, Missouri, area (d)	9/5/2008	7/1/2009	1.3	1.0
KCP&L - Kansas (e)	12/17/2009	(e)	55.2	(e)

(a)	$18 million of the amount approved is treated for accounting purposes as additional amortization. Parties may challenge the prudence of the Iatan Unit No. 1 environmental project and the costs of facilities used in common by Iatan Units No. 1 and No.
2 in KCP&L’s next rate case, but the Kansas jurisdictional portion of any proposed rate base prudence disallowances will not exceed (i) $4.7 million for costs paid or approved for payment as of April 30, 2009, and in-service as of July 4, 2009, and (ii)
$2.8 million for the first $56 million of costs not paid or approved for payment as of April 30, 2009. There is no cap as to the amount of disallowances that may be proposed for costs above this $56 million amount.
(b)	$10 million of the amount approved is treated for accounting purposes as additional amortization. Parties may challenge the prudence of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.
(c)	Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.
(d)	The order allows for the Quarterly Cost Adjustment (QCA) fuel sharing mechanism to be established at 85% above the fuel cost included in base rates. The previous sharing mechanism was set at 80% above the fuel cost included in base rates.
(e)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. KCP&L requested a return on equity of
11.25% based upon a capital structure of 46.17% equity. Any authorized changes to retail rates are expected to be effective in the fourth quarter of 2010.

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In 2009, KCP&L completed the Iatan No. 1 environmental project and certain Iatan common facilities.  KCP&L continues to make progress on the construction of Iatan No. 2 and is entering the start-up phase of the project.  The start-up of any power plant this size, which uses advanced generation technology, is a very complex and difficult process.  It involves a high degree of interaction and coordination from major vendors as well as internal construction and operational teams.  In January 2010, KCP&L announced that the expected in-service date of Iatan No. 2 would be delayed about two months to the fall of 2010.  At the same time, KCP&L announced that it was commencing a cost and schedule reforecast for the Iatan No. 2 project, with completion expected by the end of the first quarter of 2010.  The following table summarizes the current cost estimates for Iatan No. 2, exclusive of AFUDC, based upon the last cost and schedule reforecast completed in the second quarter of 2009.

	Current Estimate
	Range
	(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,153	-	$ 1,201
KCP&L's 55% share of Iatan No. 2	868	-	904

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties.  KCP&L agreed in the Collaboration Agreement to pursue initiatives, including energy efficiency, designed to offset CO2 emissions.  Great Plains Energy and KCP&L are also evaluating energy efficiency projects as one of the elements to meet future customer energy needs.  The companies currently recover energy efficiency program expenses on a deferred basis.  While there are ongoing regulatory proceedings in Missouri and Kansas to address recovery of and earnings on the investments of utilities in energy efficiency programs, until these rules are set and programs are approved, the effects on Great Plains Energy’s and KCP&L’s plans and future results cannot be reasonably estimated.  However, management views this as a positive development in establishing a regulatory framework for energy efficiency programs and potentially allowing energy efficiency costs to be recovered through rates similar to the recovery of generation resource costs.

In the Collaboration Agreement, KCP&L agreed to pursue other initiatives including additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset CO2 emissions.  KCP&L also agreed to offset an additional 711,000 tons of CO2 by the end of 2012.  KCP&L currently expects to achieve this offset through a number of alternatives, including improving the efficiency of its coal-fired units, equipping certain gas-fired units for winter operation and, if necessary, possibly reducing output of, or retiring, one or more coal-fired units.  Full implementation of the terms of the Collaboration Agreement will necessitate approval from the appropriate authorities, as some of the initiatives in the agreement require regulatory approval.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010 and by an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.  In 2009, KCP&L purchased thirty-two turbines for a purchase price of approximately $68 million, plus approximately $17 million for various third party development and assignment costs.  In December 2009, KCP&L issued requests for proposals to add up to 300MW of wind generation in the 2010 – 2011 timeframe under purchase power agreements and/or the combination of purchase power agreements and arrangements where KCP&L would own and operate the facilities after development and construction.  KCP&L expects that the thirty-two turbines purchased in 2009 will be utilized in one of the projects under proposal.  KCP&L is evaluating the proposals and anticipates securing the rights to 100MWs of wind resources by the end of 2010.

SPP and NERC Audits
In November 2009, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC) conducted scheduled audits of KCP&L and GMO regarding compliance with NERC reliability and critical infrastructure protection standards.  The SPP also conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  NERC also is looking into the circumstances surrounding this outage.  The inquiries regarding the outage are at a preliminary stage and their outcome cannot be predicted at this time.

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

In November 2008, GMO requested MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP).  On February 4, 2009, the MPSC approved a Stipulation and Agreement between GMO and several parties authorizing the transfer of functional control.  GMO transferred functional control of its transmission system to the SPP effective April 15, 2009.  In September 2009, GMO entered the SPP energy imbalance market.

Great Plains Energy’s Acquisition of GMO
See Note 2 for a discussion of the pending appeals of the MPSC order authorizing the acquisition.

Regulatory Assets and Liabilities
Great Plains Energy and KCP&L have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded if the companies were not regulated.  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent: amounts imposed by rate actions of regulators that may require refunds to customers; amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which the companies remain accountable; or a gain or other reduction of allowable costs to be given to customers over future periods.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators.

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s and GMO’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the companies; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  The companies’ continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry.  In the event that the criteria no longer applied to a deregulated portion of the companies’ operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets.

Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
December 31, 2009	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$77.6		$22.9	(a)	$100.5
Loss on reacquired debt	5.3	(b)	0.3	(b)	5.6
Cost of removal	7.9		-		7.9
Asset retirement obligations	23.8		11.9		35.7
Pension settlements	13.5	(c)	-		13.5
Pension and post-retirement costs	395.0	(d)	84.5	(d)	479.5
Deferred customer programs	35.6	(e)	7.1		42.7
Rate case expenses	7.4	(f)	1.5	(f)	8.9
Skill set realignment costs	6.1	(g)	-		6.1
Under-recovery of energy costs	0.7	(f)	47.5	(f)	48.2
Acquisition transition costs	29.3	(h)	22.2	(h)	51.5
St. Joseph Light & Power acquisition	-		3.1	(i)	3.1
Storm damage	-		4.8	(j)	4.8
Derivative instruments	-		2.1	(k)	2.1
Other	9.9	(l)	2.2	(l)	12.1
Total	$612.1		$210.1		$822.2
Regulatory Liabilities
Emission allowances	$86.2		$0.8		$87.0
Asset retirement obligations	33.4		-		33.4
Pension	-		34.0		34.0
Cost of removal	-		62.5	(m)	62.5
Other	7.3		13.6		20.9
Total	$126.9		$110.9		$237.8

(a)
In GMO’s most recent rate case, GMO agreed not to seek recovery of the regulatory asset for previously flowed-through tax benefits on cost of removal timing deductions, which resulted in GMO recording a $28.9 million decrease in the regulatory asset, offset by deferred taxes of $11.1 million and goodwill of $17.8 million.

(b)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(c)	$7.4 million not included in rate base and amortized through 2012.
(d)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(e)	$13.1 million not included in rate base and amortized over various periods.
(f)	Not included in rate base and amortized over various periods.
(g)	$3.2 million not included in rate base and amortized through 2017.
(h)	Not included in rate base
(i)	Not included in rate base and amortized through 2015.
(j)	Not included in rate base and amortized through 2012.
(k)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(l)	Certain insignificant items are not included in rate base and amortized over various periods.
(m)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2008	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.6	$46.8	$118.4
Loss on reacquired debt	5.7	0.3	6.0
Cost of removal	9.6	-	9.6
Asset retirement obligations	21.1	12.0	33.1
Pension settlements	18.0	-	18.0
Pension and post-retirement costs	417.6	63.0	480.6
Deferred customer programs	22.6	0.4	23.0
Rate case expenses	2.9	0.6	3.5
Skill set realignment costs	7.5	-	7.5
Under-recovery of energy costs	1.6	52.0	53.6
Acquisition transition costs	25.5	17.6	43.1
St. Joseph Light & Power acquisition	-	3.6	3.6
Storm damage	-	6.4	6.4
Derivative instruments	-	9.7	9.7
Other	5.4	3.3	8.7
Total	$609.1	$215.7	$824.8
Regulatory Liabilities
Emission allowances	$86.5	$1.0	$87.5
Asset retirement obligations	22.7	-	22.7
Pension	-	25.0	25.0
Cost of removal	-	58.1	58.1
Other	6.6	9.5	16.1
Total	$115.8	$93.6	$209.4

8.	INTANGIBLE ASSETS

Great Plains Energy’s and KCP&L’s intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
KCP&L	(millions)
Computer software	$147.0	$(106.3)	$136.7	$(95.4)

Great Plains Energy
Computer software	$170.8	$(117.8)	$160.5	$(106.0)
Transmission line upgrades	22.1	(3.7)	22.1	(3.3)
Organization start-up costs	0.1	-	0.1	-

9.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.  These liabilities are recognized at estimated fair value as incurred and capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives.  Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability.  Changes in the estimated fair values of the liabilities are recognized when known.

In 2008, KCP&L recorded a $1.6 million reduction to its ARO to decommission Wolf Creek, which reflects a 2008 update to the decommissioning study cost estimates.

Asbestos abatement activity has occurred on certain generating units at KCP&L’s Hawthorn Station resulting in a revision in timing used to compute the original present value of the asbestos ARO.  Management was able to perform an analysis to update prior cost estimates determining an increase in comparison to previous estimates used in computing the original asbestos ARO.  As a result of the increased costs experienced in the project at KCP&L’s Hawthorn station, management updated prior cost estimates for KCP&L’s Montrose and LaCygne Stations, determining an increase in comparison to previous estimates.  As a result of these changes, KCP&L recorded a $14.2 million increase in the ARO for asbestos abatement with a corresponding increase in asset retirement costs in 2008.

In addition, management has identified an additional asbestos ARO.  The wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

KCP&L also has AROs related to decommissioning and site remediation of its Spearville Wind Energy Facility and for removal of storage tanks, an ash pond and landfill.  GMO has AROs related to asbestos in certain plants and buildings, an ash pond and landfill and removal of storage tanks and communication towers.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s AROs.

	Great Plains Energy		KCP&L
	2009	2008	2009	2008
	(millions)
Beginning balance	$124.3	$94.5	$111.9	$94.5
Additions	1.2	1.4	0.6	1.4
Revision in timing and/or estimates	(1.0)	12.6	-	12.6
GMO acquisition	-	11.7	-	-
Settlements	-	(3.2)	-	(3.2)
Accretion	8.1	7.3	7.3	6.6
Ending balance	$132.6	$124.3	$119.8	$111.9

10.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND SKILL SET REALIGNMENT COSTS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and WCNOC and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under GAAP and pension costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the pension plans.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and WCNOC.  The cost of post-retirement benefits charged to KCP&L and GMO are accrued during an employee's years of service and recovered through rates.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs.  For financial reporting purposes, the market value of plan assets is the fair value.  KCP&L uses a five-year smoothing of assets to determine fair value for regulatory reporting purposes.  As a result of the GMO acquisition on July 14, 2008, the Company’s 2008 pension and post-retirement expenses under GAAP increased $2.4 million and $1.1 million, respectively.  The underfunded status of the pension and other post-retirement benefit plans transferred at the date of acquisition was $48.9 million.  Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$772.5	$512.9	$135.4	$73.7
Service cost	29.1	20.8	4.1	1.7
Interest cost	47.3	37.6	8.3	5.7
Contribution by participants	-	-	5.3	3.0
Amendments	5.7	-	3.4	18.7
Actuarial loss	33.1	42.9	3.9	1.2
Benefits paid	(49.3)	(37.1)	(11.5)	(7.0)
Early measurement adjustment	-	1.0	-	0.3
GMO acquisition	-	194.4	-	38.1
Settlements	(2.1)	-	-	-
PBO at end of plan year	$836.3	$772.5	$148.9	$135.4
Change in plan assets
Fair value of plan assets at beginning of year	$418.7	$400.1	$38.9	$14.0
Actual return on plan assets	75.1	(145.6)	0.7	(3.8)
Contributions by employer and participants	42.1	28.7	22.0	11.0
Benefits paid	(47.7)	(36.6)	(9.6)	(5.7)
Early measurement adjustment	-	4.0	-	7.9
GMO acquisition	-	168.1	-	15.5
Fair value of plan assets at end of plan year	$488.2	$418.7	$52.0	$38.9
Funded status at end of year	$(348.1)	$(353.8)	$(96.9)	$(96.5)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(3.7)	$(3.9)	$(0.9)	$(0.8)
Noncurrent pension liability and other post-retirement liability	(344.4)	(349.9)	(96.0)	(95.7)
Net amount recognized before regulatory treatment	(348.1)	(353.8)	(96.9)	(96.5)
Accumulated OCI or regulatory asset/liability	386.2	420.2	74.0	59.1
Net amount recognized at December 31	$38.1	$66.4	$(22.9)	$(37.4)
Amounts in accumulated OCI or regulatory asset/liability
not yet recognized as a component of net periodic cost:
Actuarial loss	$227.8	$273.3	$19.3	$19.1
Prior service cost	19.4	17.9	51.3	33.4
Transition obligation	0.1	0.2	4.3	4.4
Other	138.9	128.8	(0.9)	2.2
Net amount recognized at December 31	$386.2	$420.2	$74.0	$59.1

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$29.1	$20.8	$18.4	$4.1	$1.7	$1.2
Interest cost	47.3	37.6	29.8	8.3	5.7	3.9
Expected return on plan assets	(32.4)	(38.6)	(29.5)	(1.6)	(1.0)	(0.7)
Prior service cost	4.2	4.2	4.3	6.9	2.7	2.1
Recognized net actuarial (gain) loss	36.3	32.3	35.3	(0.4)	0.6	0.5
Transition obligation	0.1	0.1	0.1	1.3	1.2	1.2
Special termination benefits	-	-	1.5	-	-	0.2
Settlement charges	0.1	-	-	-	-	-
Net periodic benefit costs before
regulatory adjustment	84.7	56.4	59.9	18.6	10.9	8.4
Regulatory adjustment	(28.4)	(3.5)	(9.1)	(0.3)	-	(0.1)
Net periodic benefit costs	56.3	52.9	50.8	18.3	10.9	8.3
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets/liabilities (a)
Current year net (gain) loss	(9.2)	227.1	(23.4)	(0.2)	6.0	2.7
Amortization of gain (loss)	(36.3)	(39.9)	(35.3)	0.4	(0.7)	(0.5)
Prior service cost (credit)	5.7	-	(0.9)	24.8	18.7	19.6
Amortization of prior service cost	(4.2)	(5.2)	(4.3)	(6.9)	(3.4)	(2.1)
Transition obligation	-	-	-	1.2	-	-
Amortization of transition obligation	(0.1)	-	(0.1)	(1.3)	(1.4)	(1.2)
Other regulatory activity	10.1	52.8	9.1	(3.1)	2.1	0.1
Total recognized in OCI or regulatory asset/liability	(34.0)	234.8	(54.9)	14.9	21.3	18.6
Total recognized in net periodic benefit costs
and OCI or regulatory asset/liability	$22.3	$287.7	$(4.1)	$33.2	$32.2	$26.9
(a) 2008 includes the effect of the remeasurement adjustment

For financial reporting purposes, the estimated prior service cost, net loss and transition costs for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2010 are $4.6 million, $37.4 million and $0.1 million, respectively.  For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis.  For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years.  The estimated prior service cost, net gain and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2010 are $7.2 million, $0.1 million and $1.3 million, respectively.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $741.4 million and $675.7 million at December 31, 2009 and 2008, respectively.  The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2009	2008
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$836.3	$772.5
Accumulated benefit obligation	741.4	675.7
Fair value of plan assets	488.2	418.7
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$-	$-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-

The GMO SERP is reflected as an unfunded ABO of $20.1 million.  The Company has segregated approximately $22.8 million of assets for this plan as of December 31, 2009, and expects to fund future benefit payments from these assets.

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

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2009	2008	2009	2008
Discount rate	5.92%	6.11%	5.87%	6.10%
Rate of compensation increase	4.26%	4.27%	4.25%	4.25%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2009	2008	2009		2008
Discount rate	6.11%	6.23%	6.10%		6.23%
Expected long-term return on plan assets	8.00%	8.25%	4.00%	*	4.00%	*
Rate of compensation increase	4.27%	4.22%	4.25%		4.25%
* after tax

The Company expects to contribute $53.6 million to the pension plans in 2010 to meet ERISA funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L.  The Company’s funding policy is to contribute amounts sufficient to meet the ERISA minimum funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions.  The Company also expects to contribute $18.0 million to other post-retirement benefit plans in 2010, the majority of which is expected to be paid by KCP&L.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2019.

	Pension	Other
	Benefits	Benefits
	(millions)
2010	$70.7	$15.2
2011	58.6	17.0
2012	64.8	18.7
2013	61.6	20.7
2014	63.6	22.7
2015-2019	346.9	143.4

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the Employee Retirement Income Security Act of 1974 (ERISA) requirements.  The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk.  The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 35% U.S. large cap and small cap equity securities, 20% international equity securities, 32% fixed income securities, 7% real estate and 6% commodities.  Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. treasury notes and money market funds.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category are in the following table.

			Fair Value Measurements Using
Description		December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Pension Plans
	Equity securities
	U.S. (a)	$188.8	$102.9	$85.9	$-
	International (b)	75.2	18.4	56.8	-
	Limited partnerships	0.1	-	-	0.1
	Real estate (c)	26.8	-	-	26.8
	Commodities (d)	17.6	-	17.6	-
	Fixed income securities
	Fixed income funds (e)	117.9	3.0	114.9	-
	U.S. Treasury notes	1.3	1.3	-	-
	U.S. Agency, state and local obligations	18.7	-	18.7	-
	U.S. corporate bonds (f)	25.5	0.9	24.6	-
	Foreign corporate bonds	1.2	-	1.2	-
	Hedge fund	2.4	-	-	2.4
	Total	$475.5	$126.5	$319.7	$29.3
	Cash equivalents - money market funds	12.7
	Total Pension Plans	$488.2

(a)	This category is comprised of $102.9 million of traded mutual funds valued at daily listed prices and $85.9 million of
	institutional common/collective trust funds valued at daily Net Asset Values (NAV) per share.
(b)	This category is comprised of $18.4 million of traded mutual funds valued at daily listed prices and $56.8 million of
	institutional common/collective trust funds valued at daily NAV per share.
(c)	This category is comprised of institutional common/collective trust funds and a limited partnership valued at NAV on a
	quarterly basis.
(d)	This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e)	This category is comprised of $3.0 million of traded mutual funds valued at daily listed prices and $114.9 million of
	institutional common/collective trust funds valued at daily NAV per share.
(f)	This category is comprised of $13.0 million of corporate bonds, $9.3 million of collateralized mortgage obligations and $3.2
	million of other asset-backed securities.

The following table reconciles the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Real	Hedge	Limited
Description	Estate	Fund	Partnerships	Total
	(millions)
Balance January 1, 2009	$36.9	$6.6	$0.5	$44.0
Actual return on plan assets
Relating to assets still held	(10.2)	0.1	0.2	(9.9)
Relating to assets sold	0.1	(1.3)	-	(1.2)
Purchase, issuances, and settlements	-	(3.0)	(0.6)	(3.6)
Transfers in and/or out of Level 3	-	-	-	-
Balance December 31, 2009	$26.8	$2.4	$0.1	$29.3

Other post-retirement plan assets are also managed in accordance with “prudent investor” guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the funds, which is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.  Other post-retirement plan assets are invested entirely in fixed income securities which may include domestic corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.

The fair values of the Company’s other post-retirement plan assets at December 31, 2009, by asset category are in the following table.

		Fair Value Measurements Using
Description	December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Fixed income
U.S. Treasury	$0.8	$0.8	$-	$-
U.S. Agency	0.6	-	0.6	-
Corporate bonds	1.0	-	1.0	-
Mutual funds	0.1	0.1	-	-
Total	$2.5	$0.9	$1.6	$-
Cash and cash equivalents - money market funds	49.5
Total Other Post-Retirement Benefit Plans	$52.0

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The cost trend assumed for 2009 was 7.5% and is 8% for 2010, with the rate declining through 2018 to the ultimate cost trend rate of 5%.  The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2009, are detailed in the following table.  The results reflect the increase in the Medicare Part D employer subsidy which is assumed to increase with the medical trend and employer caps on post-65 plans.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.3	$(0.3)
Effect on post-retirement benefit obligation	0.8	(0.9)

Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees.  Great Plains Energy matches employee contributions, subject to limits.  The annual cost of the plans was approximately $8.8 million, $6.9 million and $5.0 million in 2009, 2008 and 2007, respectively.  KCP&L’s annual cost of the plans was approximately $6.5 million, $5.8 million and $4.3 million in 2009, 2008 and 2007, respectively.

Skill Set Realignment Deferral
In 2007, KCP&L received authorization from the MPSC and KCC to defer $8.9 million in regulatory assets for costs originally expensed in 2006 related to a workforce realignment process and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.  Amortization of $1.4 million in both 2009 and 2008, respectively, was recorded to utility operating and maintenance expense on KCP&L’s income statements.

11.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 5.0 million.  Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws.  Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, and does not expect to repurchase common shares during 2010, to satisfy performance share payments, stock option exercises and director deferred share unit conversion.  Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2009	2008	2007
Great Plains Energy	(millions)
Compensation expense	$6.3	$9.0	$6.4
Income tax benefits	1.6	2.7	2.1
KCP&L
Compensation expense	4.3	5.5	4.3
Income tax benefits	0.8	2.0	1.4

Amendment to Performance Shares
In May 2009, the independent members of the Board approved amendments to certain outstanding performance share agreements (Original Agreements) for the 2007-2009 and 2008-2010 performance periods.  The Original Agreements, as so amended, are referred to as the Amended Agreements.  Due to changes in economic and financial market conditions since the Original Agreements were entered into, the Compensation and Development Committee (Committee) and Board determined that the Original Agreements no longer provided meaningful incentives.

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

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of Great Plains Energy’s Board of Directors.  The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy’s performance over stated performance periods and Great Plains Energy’s stock price at the end of the performance period as compared to the stock price on the grant date.  Compensation expense for performance shares issued subsequent to the amendment discussed above is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered.  Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is commensurate with the remaining life of the performance period of the grant based on the zero-coupon government bonds in effect at the time of the valuation.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For the most recent valuation, inputs for expected volatility, dividend yield and risk-free rates ranged from 29.97% to 36.48%, 4.64%, and 0.40% to 0.95%, respectively.

Performance share activity for 2009 is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over stated performance periods.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	314,511	$28.47
Performance adjustment	(88,056)
Granted	196,431	15.04
Amendment effect	(101,589)	24.23
Forfeited	(26,656)	22.05
Ending balance	294,641	13.62
* weighted-average

At December 31, 2009, the remaining weighted-average contractual term was 1.5 years.  The weighted-average grant-date fair value of shares granted was $15.04, $26.22 and $32.00 in 2009, 2008 and 2007, respectively.  At December 31, 2009, there was $5.0 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no shares of common stock issued related to performance shares during 2009.  The total fair value of shares of common stock issued related to performance shares was $1.6 million and $1.3 million during 2008 and 2007, respectively.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date.  Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions.  Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized over the stated vesting period.  Restricted stock activity for 2009 is summarized in the following table.
`
	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	458,796	$30.54
Amendment effect	106,443	14.35
Granted and issued	268,651	14.36
Vested	(177,990)	30.41
Forfeited	(43,313)	26.51
Ending balance	612,587	20.24
* weighted-average

At December 31, 2009, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $14.36, $26.09 and $31.93 during 2009, 2008 and 2007, respectively.  At December 31, 2009, there was $3.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $5.4 million, $2.2 million and $1.1 million in 2009, 2008 and 2007, respectively.

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

GMO Acquisition
Outstanding GMO stock options were converted to Great Plains Energy stock options upon acquisition.

Stock option activity under all plans for 2009 is summarized in the following table.  All stock options are fully vested at December 31, 2009.

		Exercise
Stock Options	Shares	Price*
Beginning balance	520,829	$76.10
Exercised	(39,847)	11.53
Forfeited or expired	(236,372)	127.73
Outstanding and exercisable at December 31	244,610	36.73
* weighted-average

The weighted-average grant-date fair value of options exercised for 2009 and 2008 was $11.53 and $20.61, respectively, per share.  The aggregate intrinsic value and cash received for options exercised in 2009 and 2008 was insignificant.  The following table summarizes all outstanding and exercisable stock options as of December 31, 2009.

Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21	917	0.2	$9.21
$23.91 - $27.73	224,384	2.0	24.56
$121.90 - $181.11	11,524	0.6	150.50
$221.82 - $251.86	7,785	1.3	222.24
Total	244,610	1.9

At December 31, 2009, the aggregate intrinsic value of in the money outstanding and exercisable options was insignificant.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board.  Director Deferred Share Units have a value equal to the market value of Great Plains Energy’s common stock on the grant date with accruing dividends.  Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date.  The total fair value of shares of Director Deferred Share Units issued was insignificant for 2009 and 2008.  Director Deferred Share Units activity for 2009 is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	7,588	$27.94
Issued	13,855	19.30
Ending balance	21,443	22.36
* weighted-average

12.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2009, Great Plains Energy was in compliance with this covenant.  At December 31, 2009, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $25.4 million under the credit facility.  At December 31, 2008, Great Plains Energy had $30.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22% and had issued letters of credit totaling $34.9 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2009, KCP&L was in compliance with this covenant.  At December 31, 2009, KCP&L had $186.6 million of commercial paper outstanding, at a weighted-average interest rate of 0.58%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2008, KCP&L had $380.2 million of commercial paper outstanding, at a weighted-average interest rate of 5.34%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2009, GMO was in compliance with this covenant.  At December 31, 2009, GMO had $232.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2008, GMO had $110.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22%, and had issued letters of credit totaling $1.2 million under the credit facility.

13.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2009	2008
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	-
4.65% EIRR Series 2005	2035	50.0	-
5.125% EIRR Series 2007A-1	2035	63.3	-
5.00% EIRR Series 2007A-2	2035	10.0	-
5.375% EIRR Series 2007B	2035	73.2	-
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.65% Series 2005		-	50.0
5.125% Series 2007A-1		-	63.3
5.00% Series 2007A-2		-	10.0
5.375% Series 2007B		-	73.2
4.90% Series 2008	2038	23.4	23.4
Other	2010-2018	3.5	-
Current maturities		(0.2)	-
Unamortized discount		(2.1)	(1.8)
Total KCP&L		1,779.9	1,376.9

GMO
First Mortgage Bonds
9.44% Series	2010-2021	13.5	14.6
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.285%*** Wamego Series 1996	2026	7.3	7.3
2.683%*** State Environmental 1993	2028	5.0	5.0
Senior Notes
7.625% Series		-	68.5
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		84.5	117.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Other		-	1.1
Current maturities		(1.1)	(70.7)
Total GMO		1,046.0	1,080.1

Other Great Plains Energy
6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
10.00% Equity Units Subordinated Notes	2042	287.5	-
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$3,213.0	$2,556.6
* Weighted-average interest rates at December 31, 2009.
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	2009	2008	2007
	(millions)
KCP&L	$2.0	$1.6	$1.6
Other Great Plains Energy	2.4	1.0	1.0
Total Great Plains Energy	$4.4	$2.6	$2.6

KCP&L General Mortgage Bonds and EIRR Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.  The Indenture creates a mortgage lien on substantially all of KCP&L’s utility plant.  Mortgage bonds totaling $755.3 million and $158.8 million were outstanding at December 31, 2009 and 2008, respectively.

In connection with the issuance in March 2009 of KCP&L’s $400.0 million 7.15% Mortgage Bonds Series 2009A, KCP&L concurrently issued $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 (2005 Insurer Bonds) to Syncora Guarantee Inc. (Syncora) and $146.5 million of Mortgage Bonds Series 2007 EIRR Insurer due 2035 (2007 Insurer Bonds) to Financial Guaranty Insurance Company (FGIC), as required under the applicable insurance agreements described below.  The 2005 and 2007 Insurer Bonds are not incremental debt for KCP&L, but collateralize Syncora’s and FGIC’s claims on KCP&L if Syncora or FGIC were required to meet their obligations under the insurance agreements.

KCP&L Municipal Bond Insurance Policies
KCP&L’s EIRR Bonds Series 2007A-1, 2007A-2 and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by FGIC.  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  Because KCP&L issued debt secured by liens not permitted by the agreement or resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization, KCP&L was required to issue and deliver collateral to FGIC, in the form of first mortgage bonds, equal in principal amount to the principal amount of the EIRR Bonds Series 2007A-1, 2007A-2 and 2007B then outstanding.

KCP&L’s secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora.  The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies.  The insurance policies are in effect for the term of the bonds.  The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00.  At December 31, 2009, KCP&L was in compliance with this covenant.  KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively.  The insurance agreement covering the unsecured EIRR Bond Series 2005 also required KCP&L to provide collateral to Syncora in the form of $50.0 million of general mortgage bonds for KCP&L’s obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds (other than refunding of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization.  In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.  The Indenture creates a mortgage lien on substantially all of GMO’s St. Joseph Light & Power division utility plant.  Mortgage bonds totaling $13.5 million and $14.6 million, respectively, were outstanding at December 31, 2009 and 2008.

GMO Senior Notes
The fair value adjustment for GMO represents the $133.3 million purchase accounting adjustment to record GMO’s debt related to the 11.875% series and 7.75% series Senior Notes that are not fully reflected in electric retail rates as of the July 14, 2008, acquisition date, at estimated fair value, with the offset recorded to goodwill.  The fair value adjustment is being amortized as a reduction to interest expense over the remaining life of the individual debt issues.  Amortization for 2009 and 2008 was $33.0 million and $15.8 million, respectively.  Amortization for 2010, 2011 and 2012 is estimated at $34.6 million, $33.8 million and $16.1 million, respectively.

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

Great Plains Energy makes quarterly contract adjustment payments at the rate of 2.00% per year of the stated amount of $50 per Equity Unit and interest payments at the rate of 10.00% per year on the subordinated notes.  Great Plains Energy must attempt to remarket the subordinated notes, in whole but not in part, between December 15, 2011, and June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June 15, 2014 and earlier than June 15, 2042.  The proceeds from a successful remarketing will be used to satisfy the holders’ obligation under the purchase contract.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in satisfaction of the holders’ obligation under the purchase contracts.

The present value of the contract adjustment payments of $15.1 million was recorded as a liability in other current liabilities and other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet.  The liability will be relieved as Great Plains Energy makes quarterly contract adjustment payments.  Expenses incurred with the offering of $4.3 million have been deferred and are being recognized as interest expense through 2012 when the holders can put the debt to Great Plains Energy and $7.4 million was recorded as capital stock premium and expense.

Scheduled Maturities
Great Plains Energy’s and KCP&L’s long-term debt maturities for the next five years are detailed in the following table.

	2010	2011	2012	2013	2014
			(millions)
Great Plains Energy	$1.4	$485.8	$513.8	$13.1	$1.5
KCP&L	0.2	150.3	12.7	0.4	0.4

14.	COMMON SHAREHOLDERS’ EQUITY

At the May 5, 2009, annual shareholders meeting, the Great Plains Energy common stock shareholders approved an amendment to the articles of incorporation, increasing the authorized number of shares of common stock, no par value, to 250 million from 150 million.

Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that was filed and became effective in May 2009.

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and issuance costs of $6.5 million.

In August 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8.0 million shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  Great Plains Energy will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  During 2009, 3.8 million shares were sold for $49.5 million in net proceeds through BNYMCM.  During 2008, 0.2 million shares were sold for $3.5 million in net proceeds.

Great Plains Energy has 5.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan.  The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.  Great Plains Energy can issue new shares or purchase shares on the open market for the Plan.  At December 31, 2009, 1.0 million shares remained available for future issuances.

Great Plains Energy has 12.3 million shares of common stock registered with the SEC for a defined contribution savings plan.  Shares issued under the plans may be either newly issued shares or shares purchased in the open market.  At December 31, 2009, 2.4 million shares remained available for future issuances.

Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company’s Long-Term Incentive Plan.

Great Plains Energy’s articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board.  Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  In addition, Great Plains Energy is prohibited from paying dividends on its common and preferred stock in the event its Equity Unit contract payments or interest payments on the debt underlying the Equity Units are deferred until such deferrals have been paid.

As of December 31, 2009, all of Great Plains Energy’s and KCP&L’s retained earnings and net income were free of restrictions.  As a result of the above restrictions, Great Plains Energy’s subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2009.  The restrictions are not expected to affect the companies’ ability to pay dividends at the current level in the foreseeable future.

15.	PREFERRED STOCK

At December 31, 2009, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation.  All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding.  Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value.  If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices.  If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.

16.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
Great Plains Energy and KCP&L are subject to extensive regulation by federal, state and local authorities with regard to environmental matters primarily through their utility operations.  In addition to imposing extensive and continuing compliance obligations, laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  The cost of complying with current and future environmental requirements is expected to be material to Great Plains Energy and KCP&L.  Failure to comply with environmental requirements or to timely recover environmental costs through rates could have a material adverse effect on Great Plains Energy and KCP&L.

The following discussion groups environmental and certain associated matters into the broad categories of air and climate change, water, solid waste and remediation.

Air and Climate Change
The Clean Air Act and associated regulations enacted by the Environmental Protection Agency (EPA) form a comprehensive program to preserve air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy’s and KCP&L’s generating facilities, and certain of their other facilities, are subject to the Clean Air Act.

Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is a range of approximately $0.8 billion - $0.9 billion.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to predict what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimates provided.

The potential capital costs of the Collaboration Agreement provisions (discussed below and in Note 7) relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall estimated capital cost ranges.  However, the range does not reflect potential costs relating to requirements enacted in the future, including potential requirements regarding climate change and control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  The ranges do not reflect the non-capital costs the companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to the implementation of KCP&L’s Comprehensive Energy Plan and the companies’ ongoing compliance with current or future environmental laws.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement and the companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative, public perception of the companies’ environmental reputation and regulatory pressures.

Clean Air Interstate Rule (CAIR)
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions is set to be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps are scheduled to become effective January 1, 2015.  Great Plains Energy’s and KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  On December 23, 2008, the Court issued an order remanding CAIR to the EPA to revise the rule consistent with its July 2008 order.  The CAIR thus remains in effect pending future EPA or court action.

The EPA’s future revisions to CAIR could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known.  Great Plains Energy and KCP&L cannot predict the outcome of the EPA’s revisions to CAIR, but such revisions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Great Plains Energy and KCP&L expect to meet the emissions reductions currently required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At December 31, 2009, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 110,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At December 31, 2009, GMO had accumulated unused SO2 emission allowances sufficient to support just over 16,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.

In 2009, KCP&L completed environmental upgrades at Iatan No. 1 for compliance with the current CAIR rule as part of its Comprehensive Energy Plan.  Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, and control may be achieved through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  Great Plains Energy and KCP&L are continuing to evaluate compliance options in light of developing potential legislative and regulatory environmental requirements.

Best Available Retrofit Technology Rule (BART)
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, and KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc. (Westar)’s Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Neither Missouri nor Kansas has received EPA approval for their BART plans.

Mercury Emissions
In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was effective are subject to a new source maximum achievable control technology (MACT) determination on a case-by-case basis.

In July 2009, the EPA sent letters notifying KCP&L that MACT determinations and schedules of compliance are required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 and Hawthorn No. 5 as affected EGUs.  This was an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  KCP&L believes that Hawthorn No. 5 is not an affected EGU based on the reconstruction dates of the unit, and provided supporting documentation to the Missouri Department of Natural Resources (MDNR).  It is not currently known how MACT determinations and schedules of compliance will impact the permitting or operating requirements for these two units, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits at Iatan No. 2, Hawthorn No. 5, or both.

In October 2009, the EPA reached a proposed settlement to develop MACT standards for mercury and potentially other hazardous air pollutant emissions.  The EPA has indicated it will propose MACT standards in 2010 with final standards by November 2011.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.

The estimated required environmental expenditures of $0.8 billion - $0.9 billion to comply with CAIR and BART, discussed above, do not reflect any amounts for compliance with MACT determinations and future MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.

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

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  In January 2010, Westar entered into a settlement agreement, which is pending court approval.  If approved, the settlement agreement would require, among other things, the installation of an SCR at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement requires the installation of a second SCR on one of the other two units by the end of 2016.  Westar has estimated that if both SCRs are required, the total capital cost could be up to approximately $500 million.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

Collaboration Agreement
As discussed in Note 7, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement under which KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset CO2 emissions.

KCP&L agreed in the Collaboration Agreement to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  Also as provided in the Collaboration Agreement, KCP&L issued, in 2008, requests for proposals for equipment required to comply with BART.  KCP&L is continuing to evaluate compliance options in light of developing potential legislative and regulatory environmental requirements.

Climate Change
Management believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such laws or regulations could mandate requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 23 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.  Laws have recently been passed in Missouri and Kansas, the states in which the companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national renewable energy standards are also likely.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  While the companies’ are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The companies’ would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels, and some initial steps toward definitive regulation have been taken, all with various compliance dates and reduction strategies.  Greenhouse gas regulation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including with respect to achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until legislation is passed or regulations enacted.  Management will continue to monitor the progress of relevant bills and regulations.

The American Clean Energy and Security Act of 2009 (House Bill) passed the U.S. House of Representatives in June 2009.  The House Bill would establish a 20% renewable electricity standard (Federal RES) by 2020, starting with an initial 6% requirement by 2012.  The House Bill would also establish a greenhouse gas cap and trade program, requiring Great Plains Energy, KCP&L and other affected entities to comply by surrendering allowances or offsets for each ton of greenhouse gas emitted.  The number of allowances would be initially set and then reduced over time, with the projected effect of reducing greenhouse gas emissions below 2005 levels by 3%, 17%, 42%, and 83% by 2012, 2020, 2030, and 2050, respectively.  In addition, the House Bill would establish CO2 emission performance standards for new coal-fired units that receive an initial permit after January 1, 2009.  In September 2009, the Senate Environmental and Public Works Committee voted out the Clean Energy Jobs and American Power Act (Senate Bill).  The Senate Bill closely mirrors many elements of the House Bill, but differs in respects as well.  The Senate Bill features a more aggressive 20% reduction target by 2020 from 2005 levels compared to the House Bill.

Both the House and Senate Bills are complex, and there are many aspects of the Bills that cannot be reasonably estimated, including the availability and price of allowances and offsets in the market to be established by the Bills.  It is also not possible to reasonably project the provisions of greenhouse gas legislation that may ultimately be enacted by Congress.  The level of uncertainty regarding the prospects for these Bills has increased in recent months, and no legislation or substantially different legislation may be enacted.  Subject to these qualifications and uncertainties and assuming the House Bill becomes law and there is no change in operations, management currently projects that KCP&L and GMO would be allocated up to approximately 60% and 50%, respectively, fewer allowances than needed to cover their projected 2012 CO2 emissions.  The companies would be required to reduce emissions, purchase allowances or offsets, or a combination of both.  The companies would seek recovery of compliance costs in rates; however, there is no assurance regarding the timing or amount of compliance costs recovery.  The ultimate annual cost of compliance with the Federal RES and the cap and trade program cannot be estimated at this time, but could be in an initial range of about $300 million to $800 million for Great Plains Energy, including $200 million to $600 million for KCP&L.  These potential costs could require electric rate increases initially aggregating about 15% to 45% for Great Plains Energy, including 20% to 50% for KCP&L.  As the number of allowances is reduced, and the Federal RES increases over time, the costs and resulting electric rates would increase as well.  Additional greenhouse gas bills may be introduced in Congress, but the provisions of any legislation that may be enacted, including when and to what extent such legislation will regulate CO2 emissions, cannot be determined at this time.

Even if there are no new Congressional mandates, the EPA is considering the regulation of greenhouse gases under the existing Clean Air Act.  In 2007, the U.S. Supreme Court determined that greenhouse gases are air pollutants covered by the Clean Air Act.  The Court held that the EPA must determine whether or not emissions of greenhouse gases from new motor vehicles cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare.  In December 2009, the EPA finalized two distinct findings regarding greenhouse gases under the Clean Air Act.  In the first finding, referred to as the endangerment finding, the EPA found that the current and projected concentrations of the mix of six greenhouse gases, including CO2, in the atmosphere threaten the public health and welfare of current and future generations.  In the second finding, referred to as the cause or contribute finding, the EPA found that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and therefore, contribute to the threat of climate change.  The EPA indicated that the findings do not themselves impose any requirements on industry; however, the action is a prerequisite to finalizing the EPA’s proposed greenhouse gas emission standards for light-duty vehicles which was proposed by the EPA in September 2009.  The EPA indicated that the finalization of the greenhouse gas emission standards for light-duty vehicles would trigger Federal Prevention of Significant Deterioration (PSD) or Title V permitting programs applicability for stationary sources such as Great Plains Energy’s and KCP&L’s generating facilities.

In December 2008, the EPA issued an interpretive memo declaring that CO2 is not currently subject to regulation under the PSD program; however, in September 2009, the EPA announced that it plans to reconsider the interpretive memo and is seeking comments on various interpretations of when a pollutant is subject to regulation under the Clean Air Act for the purposes of triggering the PSD permitting requirements.  In September 2009, the EPA issued a final rule for mandatory greenhouse gas reporting from large greenhouse gas emissions sources which would include most of Great Plains Energy’s and KCP&L’s generating facilities.  In addition, in September 2009, the EPA announced a proposed rule that focuses on large facilities emitting over 25,000 tons of greenhouse gas emissions per year.  The proposed rule would establish new thresholds for greenhouse gas emissions defining when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required for new or existing industrial facilities.  In February 2010, the EPA indicated no facility will be required to address greenhouse gas emissions in Clean Air Act permitting of new construction or modifications before 2011.  In addition, the EPA announced it is also considering raising the 25,000 tons of greenhouse gas threshold announced in the proposed rule.  Most of Great Plains Energy’s and KCP&L’s generating facilities would be subject to the proposed New Source Review program greenhouse gas provisions.  The EPA could also propose rulemaking specific to New Source Performance Standards or other programs as identified in the EPA’s July 2008 advanced notice of proposed rulemaking on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  These proposed and potential rules may ultimately regulate greenhouse gas emissions, which may include such emissions from Great Plains Energy’s and KCP&L’s facilities.

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO in 2011) required to come from solar resources.  Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on the companies cannot be reasonably estimated at this time.  However, there is a potential that KCP&L could be required to add up to 115 MW in additional renewable energy resources, including 2 MW of solar resources, by 2011, which could be satisfied through ownership, purchase power agreements or renewable energy credits.  In December 2009, KCP&L issued requests for proposals to add up to 300MW of wind generation in the 2010 – 2011 timeframe under purchase power agreements and/or the combination of purchase power agreements and arrangements where KCP&L would own and operate the facilities after development and construction.  KCP&L is evaluating the proposals and anticipates securing the rights to 100MWs of wind resources by the end of 2010.  Subject to the final MPSC regulations, GMO expects that its existing renewable resources will achieve compliance with the Missouri standards until 2014, except for the solar resources requirement.  KCP&L and GMO issued a request for proposals for solar resources, and are evaluating the responses.  Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

Ozone NAAQS
In June 2007, monitor data indicated that the Kansas City area violated the 1997 primary eight-hour ozone national ambient air quality standard (NAAQS).  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at Great Plains Energy’s and KCP&L’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address the violation but has not yet acted.  At this time, management is unable to predict how the EPA will respond or how that response will impact Great Plains Energy’s and KCP&L’s operations.  However, the EPA’s response could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

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

In March 2009, the MDNR and KDHE submitted to the EPA their determinations that the Kansas City area is a nonattainment area under the 2008 primary eight-hour ozone standard.  The EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans outlining how states will reduce ozone to meet the standards in nonattainment areas.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the final nonattainment designations and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

In January 2010, the EPA proposed to reconsider and further strengthen the 2008 NAAQS for ground-level ozone.  The EPA proposed to strengthen the primary eight-hour ozone standard to a level within the range of 0.060-0.070 ppm.  The EPA also proposed to establish a distinct cumulative, seasonal secondary standard, designed to protect sensitive vegetation and ecosystems, to within the range of 7-15 ppm-hours.

SO2 NAAQS
In November 2009, the EPA proposed to strengthen the NAAQS for SO2.  The EPA is proposing to revise the primary SO2 standard to a level between 0.050 and 0.100 ppm measured over 1-hour.  The existing primary standards were 0.140 ppm measured over 24-hours and 0.030 ppm measured over an entire year.  The EPA also is taking comment on alternative levels for the 1-hour standard up to 0.150 ppm.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the final rules are promulgated, nonattainment designations approved and the state implementation plans submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Montrose Station Notice of Violation
In June 2009, KCP&L received notification from the MDNR alleging that its Montrose Station had excess particulate matter emissions in 2008.  KCP&L is working with the MDNR to resolve this issue and management believes the outcome will have an insignificant impact to Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  Like the Clean Air Act, states are required to establish regulations and programs to address all requirements of the Clean Water Act, and have the flexibility to enact more stringent requirements.  All of Great Plains Energy’s and KCP&L’s generating facilities, and certain of their other facilities, are subject to the Clean Water Act.

Section 316(b) of the Clean Water Act is designed to protect aquatic life from being killed or injured by cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  At this time, management is unable to predict how the EPA will respond or how that response will impact Great Plains Energy’s and KCP&L’s operations.

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

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  Since an incident at an ash containment area in December 2008 at a Tennessee Valley Authority site, federal legislation has been introduced and information requests issued regarding the handling and disposal of coal combustion products.  In addition, the EPA has indicated it will issue proposed federal regulations for coal combustion product disposal.  The companies principally use coal in generating electricity and dispose of the combustion products in both on-site facilities and facilities owned by third parties.  Coal combustion product-related legislation or regulation, especially if coal combustion products are classified as hazardous waste, has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L in connection with achieving compliance with the requirements that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.

Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) hold current and previous owners or operators of real property, and any person who arranges for the disposal or treatment of hazardous substances at a property, liable on a joint and several basis for the costs of cleaning up contamination at or migrating from such real property, even if they did not know of and were not responsible for such contamination.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyls (PCBs), and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At December 31, 2009 and 2008, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At December 31, 2009, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at December 31, 2009, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.2 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

In January 2010, the EPA announced an advance notice of proposed rulemaking under CERCLA identifying classes of facilities for which the EPA will develop financial assurance requirements, including the electric power generation, transmission and distribution industry.  The CERCLA financial assurance would be for risks associated with Great Plains Energy’s and KCP&L’s production, transportation, treatment, storage or disposal of CERCLA hazardous substances.  The impact on Great Plains Energy and KCP&L cannot be determined until the regulations are finalized.

Contractual Commitments
Great Plains Energy’s and KCP&L’s expenses related to lease commitments are detailed in the following table.

	2009	2008	2007
	(millions)
Great Plains Energy	$23.4	$20.7	$18.6
KCP&L	$19.3	$18.1	$17.3

Great Plains Energy’s and KCP&L’s contractual commitments at December 31, 2009, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2010	2011	2012	2013	2014	After 2014	Total
Lease commitments	(millions)
Operating lease	$15.6	$16.0	$15.3	$14.0	$13.6	$151.6	$226.1
Capital lease	0.4	0.4	0.4	0.4	0.4	5.0	7.0
Purchase commitments
Fuel	197.3	113.3	103.9	100.2	85.1	138.8	738.6
Purchased capacity	33.0	19.9	14.1	13.1	4.5	6.5	91.1
Comprehensive Energy Plan	105.3	1.4	-	-	-	-	106.7
Non-regulated natural gas
transportation	6.1	5.6	3.2	3.2	3.2	7.2	28.5
Other	66.9	15.0	5.9	5.5	5.6	21.2	120.1
Total contractual commitments	$424.6	$171.6	$142.8	$136.4	$112.4	$330.3	$1,318.1

KCP&L
	2010	2011	2012	2013	2014	After 2014	Total
Lease commitments	(millions)
Operating lease	$12.0	$12.8	$12.2	$12.0	$12.0	$141.6	$202.6
Capital lease	0.2	0.2	0.2	0.2	0.2	3.2	4.2
Purchase commitments
Fuel	135.5	91.1	81.8	76.8	66.1	138.8	590.1
Purchased capacity	6.3	4.7	4.7	3.7	2.9	4.2	26.5
Comprehensive Energy Plan	105.3	1.4	-	-	-	-	106.7
Other	60.8	14.5	5.9	5.5	5.6	21.2	113.5
Total contractual commitments	$320.1	$124.7	$104.8	$98.2	$86.8	$309.0	$1,043.6

Great Plains Energy has sublease income of $4.2 million for the years 2010-2014 and $0.2 million in total thereafter.  Lease commitments end in 2032.  Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($14.7 million total) of the amounts included in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2010 and 2011, $6.9 million in 2012 and $1.6 million in 2013.  Comprehensive Energy Plan represents contractual commitments for projects included in KCP&L’s Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners, including GMO, for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

17.	LEGAL PROCEEDINGS

Kansas City Power & Light Company v. Union Pacific Railroad Company
In October 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the Powder River Basin (PRB) in Wyoming to KCP&L’s Montrose Station were unreasonably high.  On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  Union Pacific did not appeal the decision.  KCP&L has received approximately $3.5 million for reparations and interest for 2006, 2007 and the first half of 2008 coal deliveries.  In August 2009, KCP&L and Union Pacific executed a joint stipulation that defines a methodology for calculating future rates, which replaces the STB reparation process.

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers appealed this decision on March 11, 2009, to the Court of Appeals for the Eighth Circuit.

KCP&L Spent Nuclear Fuel and Radioactive Waste
KCP&L and the other two Wolf Creek owners have a lawsuit pending against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately seventy other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case is set for trial in June 2010.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

KCP&L Advanced Coal Credit Arbitration
In 2009, KCP&L was served a notice to arbitrate by Empire District Electric Company (Empire), Kansas Electric Cooperative, Inc. (KEPCO) and Missouri Joint Municipal Electric Utility Commission (MJMEUC), joint owners of Iatan No. 2.  The joint owners asserted that they are entitled to receive proportionate shares (or the monetary equivalent) of approximately $125 million of qualifying advance coal project credit for Iatan No. 2.  As independent entities, the joint owners are taxed separately and the joint owners do not dispute that they did not, in fact, apply for the credits themselves.  Notwithstanding this, the joint owners contend that they should receive proportional shares of the credit.  This matter was heard by an arbitration panel in November 2009.  On December 30, 2009, the panel issued its order denying the KEPCO and MJMEUC claims but ordering KCP&L and Empire to jointly seek a reallocation of the tax credit from the IRS giving Empire its representative percentage of the total tax credit, worth approximately $17.7 million.  The order further specifies that if the IRS denies the parties’ reallocation request or if Empire is allocated less than its proportionate share of the tax credits, KCP&L will be responsible for paying Empire the full value of its representative percentage of the tax credits (less the amount of tax credits, if any, Empire ultimately receives) in cash.  KCP&L has recorded a $17.7 million liability in other current liabilities for this matter.  The parties have 90 days to appeal the arbitrators’ decision.

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Management cannot predict the outcome of this matter.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8 million in refunds.  MPS Merchant estimates that it is entitled to approximately $10 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes that period, MPS Merchant could be found to owe refunds.

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

On October 6, 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.  In December 2009, the court affirmed the dismissal and the MPSC filed a request for rehearing or, in the alternative, transfer to the Missouri Supreme Court.

The ultimate outcome of these matters cannot be predicted.

Everest Minority Shareholder Litigation
On October 11, 2006, minority shareholders of a former subsidiary of GMO brought suit against GMO in Circuit Court in St. Charles County, Missouri, asserting that they are entitled to put their shares to GMO for approximately $5 million because the subsidiary failed to obtain 30,000 customers by the end of 2004.  In October 2009, the parties settled this case.  The settlement did not have a significant impact to Great Plains Energy’s results of operations or financial position.

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

At December 31, 2009, Great Plains Energy has provided $1,063.6 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $87.9 million, which expire in 2010,

•	Great Plains Energy letters of credit totaling $25.4 million to GMO counterparties, which expire in 2010, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $950.3 million, which includes debt with maturity dates ranging from 2010-2023.

Great Plains Energy has also guaranteed GMO’s $400 million revolving line of credit dated September 23, 2008, with a group of banks, expiring September 23, 2011.  At December 31, 2009, there was $232.0 million outstanding under this facility.

At December 31, 2009, KCP&L had guaranteed, with a maximum potential of $1.0 million, energy savings under an agreement with a customer that expires over the next year.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded.

19.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $102.7 million for 2009 and $41.0 million in 2008 subsequent to the July 14, 2008, acquisition of GMO.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  Prior to 2009, KCP&L and GMO received various support and administrative services from Services.  These costs totaled $13.0 million and $14.9 million for 2008 and 2007, respectively, for KCP&L and $2.4 million in 2008 for GMO.  In December 2008, employees and assets of Services were transferred to KCP&L.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	December 31
	2009	2008
	(millions)
Receivable from GMO	$26.4	$23.7
Receivable (payable) from/to Services	(0.2)	4.8
Receivable (payable) from/to Great Plains Energy	15.1	(1.2)
Receivable (payable) from/to MPS Merchant	0.9	(3.4)

20.	DERIVATIVE INSTRUMENTS

Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy’s and KCP&L’s operating results.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal risk management committee.  Management’s interest rate risk management strategy uses derivative instruments to adjust Great Plains Energy’s and KCP&L’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, Great Plains Energy and KCP&L use derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchase normal sale election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

Great Plains Energy and KCP&L have posted collateral, in the normal course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  If the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would be required to post an insignificant amount of collateral to its counterparties.

Interest Rate Risk Management
In December 2009, Great Plains Energy entered into a Forward Starting Swap (FSS) with a notional amount of $100.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2010.  The FSS removes a portion of the interest rate variability on $100.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS is treated as a cash flow hedge with no ineffectiveness recorded as of December 31, 2009.  At December 31, 2009, a $0.2 million loss was recorded in OCI for the FSS.  In January 2010, Great Plains Energy entered into another FSS with a notional amount of $25.0 million to hedge against interest rate fluctuations on the same debt anticipated to be issued in 2010.

Also in December 2009, Great Plains Energy entered into three FSS with a total notional amount of $262.5 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2011.  The FSS removes a portion of the interest rate variability on $262.5 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS is treated as a cash flow hedge with no ineffectiveness as of December 31, 2009.  At December 31, 2009, a $0.5 million loss was recorded in OCI for the FSS.  In January 2010, Great Plains Energy entered into two additional FSS with a notional amount of $87.5 million to hedge against interest rate fluctuations on the same debt anticipated to be issued in 2011.

In March 2009, KCP&L issued $400.0 million of long-term debt and settled three FSS simultaneously with the issuance of this long-term fixed rate debt.  No ineffectiveness was recorded on the three FSS in 2009 or 2008.  A pre-tax loss of $53.4 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  Year to date December 31, 2009, $4.0 million of the loss has been reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2009, KCP&L has hedged 68% and 11%, respectively, of the 2010 and 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges in 2009, 2008 or 2007.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At December 31, 2009, KCP&L has hedged 24% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded as a cost of the construction of Iatan No. 2.  KCP&L has not recorded any ineffectiveness on fuel oil hedges in 2009 or 2008.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At December 31, 2009, GMO had financial contracts in place to hedge approximately 55% and 3% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2010 and 2011, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s Missouri FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivative) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of trading energy contracts, both physical and financial, as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting of cash collateral.

	December 31
	2009		2008
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$-	$-	$0.7	$(0.2)
Non-hedging derivatives	-	-	46.2	(7.4)
Futures contracts
Cash flow hedges	3.2	-	4.5	0.6
Non-hedging derivatives	29.8	(0.9)	-	-
Forward contracts
Non-hedging derivatives	234.4	9.1	317.3	7.8
Option contracts
Cash flow hedges	2.3	0.2	-	-
Non-hedging derivatives	-	-	28.2	0.2
Anticipated debt issuance
Forward starting swaps	362.5	(0.7)	250.0	(80.1)
KCP&L
Swap contracts
Cash flow hedges	-	-	0.7	(0.2)
Future contracts
Cash flow hedges	3.2	-	4.5	0.6
Option contracts
Cash flow hedges	2.3	0.2	-	-
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain derivative instruments designated as hedging instruments as well as derivative instruments not designated as hedging instruments (non-hedging derivatives) under GAAP.  The fair values below are gross values before netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.9	1.7
Total Derivatives		$ 10.3	$ 2.6

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2009	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Great Plains Energy	(Effective Portion)	Classification	Amount
2009	(millions)		(millions)
Interest rate contracts	$ 0.4	Interest charges	$ (8.0)
Commodity contracts	(0.8)	Fuel	(1.1)
Income tax benefit (expense)	0.1	Income tax benefit (expense)	3.5
Total	$ (0.3)	Total	$ (5.6)

KCP&L
2009
Interest rate contracts	$ 1.0	Interest charges	$ (7.5)
Commodity contracts	(0.8)	Fuel	(1.1)
Income tax benefit (expense)	(0.1)	Income tax benefit (expense)	3.3
Total	$ 0.1	Total	$ (5.3)

The following tables summarize the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized in Regulatory
	Account on Derivatives	Income Statement
Great Plains Energy	(Effective Portion)	Classification	Amount
2009	(millions)		(millions)
Commodity contracts	$ (12.8)	Fuel	$ (20.5)
Total	$ (12.8)	Total	$ (20.5)

Great Plains Energy’s income statement reflects gains for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $1.6 million for 2009.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2009	2008	2009	2008
	(millions)
Current assets	$13.3	$13.7	$13.3	$13.7
Current liabilities	(84.9)	(94.6)	(81.2)	(90.5)
Noncurrent liabilities	(0.5)	-	-	-
Deferred income taxes	28.0	31.5	26.4	29.9
Total	$(44.1)	$(49.4)	$(41.5)	$(46.9)

Great Plains Energy’s accumulated OCI in the table above at December 31, 2009, includes $10.4 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.4 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	2009	2008	2007
Great Plains Energy	(millions)
Fuel expense	$1.1	$(2.3)	$-
Interest expense	8.0	2.8	(0.4)
Income tax benefit (expense)	(3.5)	(0.2)	0.1
Income (loss) from discontinued operations
Purchased power expense	-	(106.1)	83.7
Income taxes	-	43.8	(34.2)
OCI	$5.6	$(62.0)	$49.2
KCP&L
Fuel expense	$1.1	$(2.3)	$-
Interest expense	7.5	2.5	(0.6)
Income tax benefit (expense)	(3.3)	-	0.2
OCI	$5.3	$0.2	$(0.4)

21.	FAIR VALUE MEASUREMENTS

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various measurements within the levels, is as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s and KCP&L’s various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of Great Plains Energy’s and KCP&L’s various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 3 – Unobservable inputs, reflecting Great Plains Energy’s and KCP&L’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008.

			Fair Value Measurements Using

Description	December 31 2009	Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.2	$(0.2)	$0.2	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	44.5	-	44.5	-	-
Debt securities
U.S. Treasury	11.2	-	11.2	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	3.1	-	-	2.9	0.2
Corporate bonds	18.9	-	-	18.9	-
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total Nuclear Decommissioning Trust	83.1	-	55.7	27.2	0.2
Total	83.3	(0.2)	55.9	27.4	0.2
Liabilities
Derivative instruments (a)	-	(0.2)	-	0.2	-
Total	$-	$(0.2)	$-	$0.2	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$(0.7)	$0.7	$5.1	$4.1
SERP rabbi trust (b)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	16.3	(0.7)	0.9	12.0	4.1
Liabilities
Derivative instruments (a)	0.8	(1.6)	1.6	0.8	-
Total	$0.8	$(1.6)	$1.6	$0.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.4	$(0.9)	$0.9	$5.3	$4.1
Nuclear decommissioning trust (b)	83.1	-	55.7	27.2	0.2
SERP rabbi trust (b)	7.1	-	0.2	6.9	-
Total	99.6	(0.9)	56.8	39.4	4.3
Liabilities
Derivative instruments (a)	0.8	(1.8)	1.6	1.0	-
Total	$0.8	$(1.8)	$1.6	$1.0	$-

			Fair Value Measurements Using

Description	December 31 2008	Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.6	$-	$-	$0.6	$-
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
Total	95.8	-	52.9	36.1	6.8
Liabilities
Derivative instruments (a)	80.3	-	-	80.3	-
Total	$80.3	$-	$-	$80.3	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$17.2	$(0.7)	$3.2	$10.9	$3.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	23.9	(0.7)	3.4	17.4	3.8
Liabilities
Derivative instruments (a)	5.9	(11.4)	10.1	7.2	-
Total	$5.9	$(11.4)	$10.1	$7.2	$-
Great Plains Energy
Assets
Derivative instruments (a)	$17.8	$(0.7)	$3.2	$11.5	$3.8
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	119.7	(0.7)	56.3	53.5	10.6
Liabilities
Derivative instruments (a)	86.2	(11.4)	10.1	87.5	-
Total	$86.2	$(11.4)	$10.1	$87.5	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward priced and volatility curves and correlation among fuel prices, net of estimated credit risk.
(b)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include
$29.4 million and $1.7 million at December 31, 2009 and 2008, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.
(c)	Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.
At December 31, 2009 and 2008, Great Plains Energy netted $0.9 million and $10.7 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for 2009 and 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	-	-	1.1	1.1	-	1.1
Included in non-operating income	-	-	-	-	1.2	1.2
Purchases, issuances and settlements	(3.9)	-	(4.0)	(7.9)	(0.9)	(8.8)
Transfers in and/or out of Level 3	-	0.2	-	0.2	-	0.2
Balance December 31, 2009	$-	$0.2	$-	$0.2	$4.1	$4.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at December 31, 2009	$-	$-	$-	$-	$0.8	$0.8

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
GMO acquisition July 14, 2008	-	6.6	6.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	(1.0)	-	(1.0)
Included in non-operating income	-	(1.8)	(1.8)
Purchase, issuances, and settlements	(2.5)	(1.0)	(3.5)
Transfers in and/or out of Level 3	3.8	(16.4)	(12.6)
Discontinued operations	-	(6.0)	(6.0)
Balance December 31, 2008	$6.8	$3.8	$10.6

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at December 31, 2008	$-	$(2.3)	$(2.3)

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

In April 2009, the Financial Accounting Standards Board (FASB) issued additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance on identifying circumstances that indicate a transaction is not orderly that became effective in the second quarter of 2009 for Great Plains Energy and KCP&L.  Management determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In August 2009, the FASB issued additional guidance to clarify the principles on fair value measurement of liabilities.  Management determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes upon adoption in the fourth quarter of 2009.

22.	TAXES

Components of income tax expense are detailed in the following tables.

Great Plains Energy	2009	2008	2007
Current income taxes	(millions)
Federal	$(11.1)	$(21.0)	$44.3
State	(0.9)	1.1	6.5
Foreign	1.3	-	-
Total	(10.7)	(19.9)	50.8
Deferred income taxes
Federal	(13.6)	3.3	22.5
State	10.0	40.8	1.3
Total	(3.6)	44.1	23.8
Noncurrent income taxes
Federal	8.3	(0.6)	(0.7)
State	1.1	(1.0)	(0.9)
Foreign	(1.5)	-	-
Total	7.9	(1.6)	(1.6)
Investment tax credit
Deferral	37.2	74.2	-
Amortization	(2.2)	(1.8)	(1.5)
Total	35.0	72.4	(1.5)
Total income tax expense	28.6	95.0	71.5
Less: taxes on discontinued operations
Current tax expense	(1.1)	25.8	5.4
Deferred tax expense	0.2	4.5	21.4
Noncurrent income tax expense (benefit)	-	0.9	(0.2)
Income tax expense on continuing operations	$29.5	$63.8	$44.9

KCP&L	2009	2008	2007
Current income taxes	(millions)
Federal	$41.2	$(8.0)	$38.7
State	4.8	4.5	4.4
Total	46.0	(3.5)	43.1
Deferred income taxes
Federal	(41.7)	(38.4)	17.7
State	3.5	30.9	2.0
Total	(38.2)	(7.5)	19.7
Noncurrent income taxes
Federal	3.4	(1.7)	(1.7)
State	(0.1)	(0.3)	(0.3)
Total	3.3	(2.0)	(2.0)
Investment tax credit
Deferral	37.2	74.2	-
Amortization	(1.4)	(1.4)	(1.5)
Total	35.8	72.8	(1.5)
Total	$46.9	$59.8	$59.3

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2009	2008	2007	2009	2008	2007
	(millions)
Federal statutory income tax	$63.4	$64.2	$58.0	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(9.9)	(5.4)	2.0	(5.5)	(2.9)	1.2
Amortization of investment tax credits	(2.2)	(1.8)	(1.5)	(1.2)	(1.0)	(0.9)
Federal income tax credits	(8.0)	(10.2)	(7.9)	(4.4)	(5.6)	(4.8)
State income taxes	7.9	3.2	(0.1)	4.4	1.8	(0.1)
Rate change on deferred taxes	-	19.3	-	-	10.5	-
Changes in uncertain tax positions, net	(72.1)	0.1	0.6	(39.8)	0.1	0.3
GMO transaction costs	-	(1.9)	(3.7)	-	(1.0)	(2.2)
Valuation allowance	55.8	-	-	30.8	-	-
Other	(5.4)	(3.7)	(2.5)	(3.0)	(2.1)	(1.5)
Total	$29.5	$63.8	$44.9	16.3%	34.8%	27.0%

	Income Tax Expense			Income Tax Rate
KCP&L	2009	2008	2007	2009	2008	2007
	(millions)
Federal statutory income tax	$61.5	$64.7	$75.6	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(7.7)	(5.2)	2.0	(4.4)	(2.8)	0.9
Amortization of investment tax credits	(1.4)	(1.4)	(1.5)	(0.8)	(0.8)	(0.7)
Federal income tax credits	(7.8)	(9.8)	(6.4)	(4.4)	(5.3)	(2.9)
State income taxes	5.8	3.8	4.7	3.3	2.1	2.2
Changes in uncertain tax positions, net	(0.5)	(0.6)	(0.3)	(0.3)	(0.3)	(0.1)
Parent company tax benefits (a)	-	(6.7)	(12.0)	-	(3.6)	(5.6)
Rate change on deferred taxes	-	20.3	-	-	11.0	-
Other	(3.0)	(5.3)	(2.8)	(1.7)	(3.0)	(1.4)
Total	$46.9	$59.8	$59.3	26.7%	32.3%	27.4%
(a) The tax sharing between Great Plains Energy and its subsidiaries was modified on July 14, 2008. As part of the new agreement, parent company tax benefits are no longer allocated to KCP&L or other subsidiaries.

Great Plains Energy and KCP&L are required to adjust deferred tax assets and liabilities to reflect tax rates that are anticipated to be in effect when timing differences reverse.  Due to the 2008 sale of Strategic Energy, L.L.C. (Strategic Energy), the composite tax rate for the companies was expected to increase as a result of the change in composition of states that Great Plains Energy conducts business.  Therefore, deferred tax assets and liabilities were adjusted in 2008 to reflect the expected increase in the composite tax rate.  The impact of the increase in the composite tax rate on deferred tax assets and liabilities resulted in tax expense for Great Plains Energy and KCP&L of $19.3 million and $20.3 million, respectively, at December 31, 2008.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2009	2008	2009	2008
Current deferred income taxes	(millions)
Net operating loss carryforward	$30.4	$26.2	$-	$-
Other	7.8	5.9	0.3	4.9
Net current deferred income tax asset before
valuation allowance	38.2	32.1	0.3	4.9
Valuation allowance	(1.4)	(3.5)	-	-
Net current deferred income tax asset	36.8	28.6	0.3	4.9
Noncurrent deferred income taxes
Plant related	(854.7)	(775.2)	(631.0)	(599.3)
Income taxes on future regulatory recoveries	(104.5)	(122.5)	(77.6)	(71.6)
Derivative instruments	39.3	44.1	37.4	40.0
Pension and postretirement benefits	(4.5)	(6.9)	6.5	(9.9)
SO2 emission allowance sales	30.3	32.4	34.5	34.6
Fuel clause adjustments	(17.6)	(20.4)	0.2	(0.6)
Transition costs	(19.9)	(18.2)	(11.4)	(11.4)
Tax credit carryforwards	202.4	140.3	97.6	36.4
Long-term debt fair value adjustment	32.5	45.3	-	-
Capital loss carryforwards	-	49.7	-	-
Net operating loss carryforward	361.3	315.2	0.6	-
Other	(18.1)	1.4	(16.2)	(14.4)
Net noncurrent deferred tax liability before
valuation allowance	(353.5)	(314.8)	(559.4)	(596.2)
Valuation allowance	(28.4)	(72.3)	-	-
Net noncurrent deferred tax liability	(381.9)	(387.1)	(559.4)	(596.2)
Net deferred income tax liability	$(345.1)	$(358.5)	$(559.1)	$(591.3)

	Great Plains Energy		KCP&L
December 31	2009	2008	2009	2008
	(millions)
Gross deferred income tax assets	$1,126.4	$955.9	$597.9	$460.3
Gross deferred income tax liabilities	(1,471.5)	(1,314.4)	(1,157.0)	(1,051.6)
Net deferred income tax liability	$(345.1)	$(358.5)	$(559.1)	$(591.3)

Tax Credit Carryforwards
At December 31, 2009 and 2008, Great Plains Energy had $98.7 million and $37.3 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in years 2021 to 2029.  At December 31, 2009 and 2008, KCP&L had $97.6 million and $36.4 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in years 2028 to 2029.  Approximately $0.5 million of Great Plains Energy’s credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects these credits to expire unutilized and has provided a valuation allowance against $0.5 million of the federal income tax benefit.

At December 31, 2009 and 2008, Great Plains Energy had $87.6 million and $87.4 million, respectively, of federal alternative minimum tax credit carryforwards.  Of this amount, $87.0 million was acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2009 and 2008, Great Plains Energy had $16.2 million and $15.9 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in years 2010 to 2013.  Management expects that a portion of these credits will expire unutilized and has provided a valuation allowance against $0.6 million of the state income tax benefit.

Advanced Coal Credit
In April 2008, KCP&L was notified that its application filed in 2007 for $125.0 million in advanced coal investment tax credits (ITC) was approved by the IRS.  The credit is based on the amount of expenses incurred on the construction of Iatan No. 2.  Additionally, in order to meet the advanced clean coal standards and avoid forfeiture and/or the recapture of tax credits in the future, KCP&L must meet or exceed certain environmental performance standards for at least five years once the plant is placed in service.

Great Plains Energy and KCP&L recognized deferred federal tax benefits of $37.2 million in 2009 and $29.2 million of current and $45.0 million of deferred federal tax benefits in 2008.  However, tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized a separate deferred advanced coal ITC expense to offset the current and deferred federal tax benefit.  At December 31, 2009, Great Plains Energy and KCP&L had $111.4 million of deferred advanced coal ITC.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.  See Note 17 for a related legal proceeding.

Capital Loss Carryforwards
At December 31, 2008, Great Plains Energy had approximately $49.7 million of tax benefits related to capital loss carryforwards that were acquired in the GMO acquisition.  These capital losses were treated as ordinary losses on filed income tax returns.  The tax benefits from the ordinary losses on the returns as filed were included in unrecognized tax benefits for net operating loss carryforwards at December 31, 2008.  In March 2009, the Joint Committee on Taxation approved the settlement of the IRS audit of GMO’s 2003-2004 tax years and the entire amount of unrecognized tax benefits from the net operating loss carryforwards was recognized and the tax benefits from capital loss carryforwards were reduced to zero.

Net Operating Loss Carryforwards
At December 31, 2009 and 2008, Great Plains Energy had $337.5 million and $295.2 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $320.5 million and $295.2 million, at December 31, 2009 and 2008, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $37.1 million, $152.4 million originating in 2004, $74.5 million originating in 2005, $53.1 million originating in 2006, $1.4 million originating in 2007, $2.6 million originating in 2008, and $16.4 million originating in 2009.  The federal NOL carryforwards expire in years 2023 to 2029.  Management expects that a portion of these credits will expire unutilized and has provided a valuation allowance against $2.7 million of these NOL carryforward federal income tax benefits.

In addition, Great Plains Energy also had deferred tax benefits of $54.2 million and $46.2 million related to state net operating losses as of December 31, 2009 and 2008, respectively.  Approximately $49.9 million and $44.8 million at December 31, 2009 and 2008, respectively were acquired in the GMO acquisition.  Management does not expect to utilize $26.0 million of NOLs in tax jurisdictions where the company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $26.0 million of state tax benefits.

Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy’s control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for federal and state tax NOL carryforwards, and tax credit carryforwards.

During 2009 and 2008, $6.5 million and $0.9 million, respectively, of tax expense on continuing operations was recorded and primarily relates to a portion of the valuation allowance against federal and state NOL carryforwards.  The remaining valuation allowances against federal and state NOL carryforwards and tax credit carryforwards were acquired in the GMO acquisition and were recorded as a part of the purchase accounting entries impacting goodwill.

Uncertain Tax Positions
At December 31, 2009 and 2008, Great Plains Energy had $51.4 million and $97.3 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.3 million at December 31, 2009, and $80.2 million at December 31, 2008, are expected to impact the effective tax rate if recognized.  The $45.9 million decrease in unrecognized tax benefits is primarily due to a decrease of $74.5 million related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, offset by an increase of $11.3 million of unrecognized tax benefits related to prior year tax positions taken on GMO tax returns and a $20.5 million increase of unrecognized tax benefits related to Great Plains Energy consolidated 2008 and 2009 tax years.  The tax benefits recognized related to the GMO 2003-2004 IRS audit were also offset by an increase in valuation allowance for federal and state NOLs of $56.0 million and a reduction in deferred income tax assets of $2.5 million, which resulted in an increase to net income of $16.0 million.  At December 31, 2007, Great Plains Energy had $21.9 million of liabilities related to unrecognized tax benefits of which $3.6 million is expected to impact the effective tax rate if recognized.

At December 31, 2009 and 2008, KCP&L had $20.9 million and $17.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.4 million at December 31, 2009, and $1.2 million at December 31, 2008, are expected to impact the effective tax rate if recognized.  The $3.3 million increase in unrecognized tax benefits is primarily due to a $6.9 million increase of unrecognized tax benefits related to the 2008 and 2009 tax years offset by a $2.1 million decrease as a result of the settlements of the IRS audit for the Great Plains Energy consolidated 2004 tax year.  At December 31, 2007, KCP&L had $19.6 million of liabilities related to unrecognized tax benefits of which $1.3 million is expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

Great Plains Energy				KCP&L
	2009	2008	2007	2009	2008	2007
	(millions)
Balance at January 1	$97.3	$21.9	$23.5	$17.6	$19.6	$21.6
Additions for current year tax positions	13.2	5.3	4.1	3.9	3.8	2.9
Additions for prior year tax positions	8.2	2.6	0.1	3.0	2.6	0.1
Additions for GMO prior year tax positions	11.6	77.0	-	-	-	-
Reductions for prior year tax positions	(1.3)	(0.8)	(5.0)	(0.8)	(0.7)	(4.9)
Settlements	(76.7)	(8.5)	-	(2.2)	(7.5)	-
Statute expirations	(0.7)	(0.2)	(0.8)	(0.6)	(0.2)	(0.1)
Foreign currency translation adjustments	(0.2)	-	-	-	-	-
Balance at December 31	$51.4	$97.3	$21.9	$20.9	$17.6	$19.6

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2009 and 2008, accrued interest related to unrecognized tax benefits for Great Plains Energy was $5.9 million and $2.6 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at December 31, 2009.  For 2009, Great Plains Energy recognized an increase of $1.4 million of interest expense related to unrecognized tax benefits.  The remaining increase in accrued interest and the penalties of $1.1 million were primarily associated with prior year GMO tax return positions identified and recorded to goodwill.  In 2008, Great Plains Energy recognized a reduction of $6.6 million of interest expense and in 2007 recognized an increase in interest expense of $2.0 million.

KCP&L had accrued interest related to unrecognized tax benefits of $1.7 million at December 31, 2009 and 2008.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.  In 2008, KCP&L recognized a reduction of $1.7 million of interest expense and in 2007 recognized an increase in interest expense of $1.0 million.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2005-2008 tax years and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  The Company estimates that it is reasonably possible that $5.2 million for Great Plains Energy and $4.9 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.

23.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Other includes GMO activity other than its regulated utility operations, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  GMO is only included for periods subsequent to the July 14, 2008, date of acquisition.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

	Electric		Great Plains
2009	Utility	Other	Energy
	(millions)
Operating revenues	$1,965.0	$-	$1,965.0
Depreciation and amortization	(302.2)	-	(302.2)
Interest charges	(151.0)	(29.9)	(180.9)
Income tax benefit (expense)	(63.6)	34.1	(29.5)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(1.5)	(1.5)
Net income attributable to Great Plains Energy	157.8	(7.7)	150.1

	Electric		Great Plains
2008	Utility	Other	Energy
	(millions)
Operating revenues	$1,670.1	$-	$1,670.1
Depreciation and amortization	(235.0)	-	(235.0)
Interest charges	(96.9)	(14.4)	(111.3)
Income tax benefit (expense)	(70.9)	7.1	(63.8)
Loss from equity investments	-	(1.3)	(1.3)
Discontinued operations	-	35.0	35.0
Net income attributable to Great Plains Energy	143.1	11.4	154.5

	Electric		Great Plains
2007	Utility	Other	Energy
	(millions)
Operating revenues	$1,292.7	$-	$1,292.7
Depreciation and amortization	(175.6)	-	(175.6)
Interest charges	(67.2)	(24.7)	(91.9)
Income tax benefit (expense)	(59.3)	14.4	(44.9)
Loss from equity investments	-	(2.0)	(2.0)
Discontinued operations	-	38.3	38.3
Net income attributable to Great Plains Energy	156.8	2.4	159.2

	Electric Utility			Great Plains
		Other	Eliminations	Energy
2009	(millions)
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures	841.3	-	-	841.3
2008
Assets	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9
2007
Assets (b)	$4,290.7	$551.2	$(9.8)	$4,832.1
Capital expenditures (a)	511.5	4.4	-	515.9

(a) Includes capital expenditures from discontinued operations of $0.8 million and $3.7 million for
2008 and 2007, respectively.
(b) Other includes assets of discontinued operations.

KCP&L
For 2009 and 2008, KCP&L has one reportable segment, KCP&L, which is the same as the KCP&L registrant financial statements for 2009 and 2008.  The following table reflects summarized financial information concerning KCP&L’s reportable segment for 2007.  For the periods prior to the January 2, 2008, transfer of Home Service Solutions Inc., (HSS) to KLT Inc., other included HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

			Consolidated
2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,292.7	$-	$1,292.7
Depreciation and amortization	(175.6)	-	(175.6)
Interest charges	(67.2)	-	(67.2)
Income taxes	(59.3)	-	(59.3)
Net income (loss)	156.8	(0.1)	156.7

24.	DISCONTINUED OPERATIONS

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy to Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc.  Great Plains Energy received gross cash proceeds of $307.7 million, including the base purchase price of $300.0 million, plus a working capital adjustment of $7.7 million.  Strategic Energy is reported as discontinued operations for the periods presented.

Under the terms of the purchase agreement with Direct Energy, Great Plains Energy indemnifies Direct Energy for various matters, including: breaches of representations, warranties and covenants; funds advanced by Strategic Energy to certain of its channel partners if such funds became uncollectible before December 2, 2009, (approximately $8 million, excluding commission offsets); and losses associated with litigation and other certain claims to the extent such losses exceed $7.5 million in the aggregate.

At December 31, 2008, Great Plains Energy had reserved $2.0 million with respect to the indemnification obligations.  In 2009, Great Plains Energy reduced this reserve by $1.4 million.  Additionally, during 2009, Great Plains Energy recorded $3.8 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	2009	2008	2007
	(millions)
Revenues	$-	$667.4	$1,974.4

Income from operations before income taxes (a)	$-	$182.4	$64.9
Loss on disposal before income taxes	(2.4)	(116.2)	-
Total income (loss) on discontinued operations
before income taxes	(2.4)	66.2	64.9
Income tax benefit (expense)	0.9	(31.2)	(26.6)
Income (loss) from discontinued operations,
net of income taxes	$(1.5)	$35.0	$38.3
(a) For 2008, amount includes $189.1 millon of unrealized net gains related to derivative instruments.

25.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

Great Plains Energy’s and KCP&L’s share of jointly owned electric utility plants at December 31, 2009, are detailed in the following tables.

Great Plains Energy
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan	Jeffrey
	Unit	Units	Unit	Unit	Common	Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$ 1,412.5	$ 407.5	$ 637.3	$ -	$ 243.5	$ 151.6
Accumulated depreciation	752.8	285.0	221.2	-	2.6	73.7
Nuclear fuel, net	68.2	-	-	-	-	-
Construction work in progress	44.4	19.1	5.9	1,115.3	83.5	4.4
2010 accredited capacity-MWs	545	709	621	NA	NA	173

KCP&L
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan
	Unit	Units	Unit	Unit	Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$ 1,412.5	$ 407.5	$ 513.2	$ -	$ 189.0
Accumulated depreciation	752.8	285.0	179.1	-	1.9
Nuclear fuel, net	68.2	-	-	-	-
Construction work in progress	44.4	19.1	4.6	835.0	64.9
2010 accredited capacity-MWs	545	709	494	NA	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.  KCP&L’s and GMO’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and KCP&L’s financial statements.

26.	NEW ACCOUNTING STANDARDS

In June 2009, the FASB issued two amendments to existing GAAP, one of which amends previous derecognition guidance and eliminates the concept of a qualifying special-purpose entity (QSPEs).  The second amends previous consolidation guidance applicable to variable interest entities (VIEs) requiring companies to reconsider previous conclusions, including whether an entity is a VIE, whether the Company is the VIE’s primary beneficiary and what type of financial statement disclosures are required.  The provisions of these amendments are effective for Great Plains Energy and KCP&L for financial asset transfers occurring after January 1, 2010, and requires transferors to evaluate all existing QSPEs and all VIEs to determine whether they must be consolidated effective January 1, 2010, in accordance with the amended consolidation guidance.  As a result of the derecognition guidance amendments, beginning January 1, 2010, the sale of an undivided percentage ownership in accounts receivable by Receivables Company to an outside investor under the revolving agreement will no longer meet the criteria for derecognition and will be accounted for as a secured borrowing.  Therefore, beginning January 1, 2010, $95 million of trade receivables will be recorded with a corresponding short-term secured liability on Great Plains Energy’s and KCP&L’s balance sheets.  There will be no impact to results of operations and no impact is expected to any debt covenant agreements as a result of this accounting change.  Management is continuing to evaluate the impact of this new guidance but does not anticipate it will have any other significant impacts to Great Plains Energy’s or KCP&L’s financial position.

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

27.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2009	(millions, except per share amounts)
Operating revenue	$419.2	$480.5	$587.7	$477.6
Operating income	20.9	90.3	151.2	57.7
Income from continuing operations	21.7	36.9	78.4	14.9
Net income	21.7	33.8	79.2	15.7
Net income attributable to Great Plains Energy	21.7	33.7	79.1	15.6
Basic and diluted earnings per common share from
continuing operations	0.18	0.28	0.57	0.10
Basic and diluted earnings per common share	0.18	0.26	0.58	0.11
2008
Operating revenue	$297.6	$335.0	$593.6	$443.9
Operating income	19.1	51.6	169.6	34.7
Income (loss) from continuing operations	(5.4)	13.2	104.7	7.2
Net income (loss)	47.5	(5.0)	105.0	7.2
Net income (loss) attributable to Great Plains Energy	47.5	(5.0)	105.0	7.0
Basic and diluted earnings (loss) per common share from
continuing operations	(0.07)	0.15	0.92	0.06
Basic and diluted earnings (loss) per common share	0.55	(0.06)	0.92	0.06

	Quarter
KCP&L	1st	2nd	3rd	4th
2009	(millions)
Operating revenue	$277.5	$324.8	$395.5	$320.4
Operating income	14.9	68.2	105.9	43.2
Net income	8.4	34.9	65.6	20.0
2008
Operating revenue	$297.6	$335.0	$423.7	$286.7
Operating income	29.4	52.5	127.9	28.3
Net income	17.0	7.9	83.9	16.4

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2010

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2009.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2009, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on Great Plain’s Energy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2010

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2009.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2009, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on KCP&L’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009, of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 25, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2010 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than April 30, 2010:

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

•	Information regarding the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance – Committees of the Board.”

Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 sections titled “Executive Officers.”

Great Plains Energy and KCP&L Code of Ethical Business Conduct
The Company has adopted a Code of Ethical Business Conduct (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries.  The Code is posted on the corporate governance page of the Internet websites at www.greatplainsenergy.com and www.kcpl.com.  A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1200 Main St., Kansas City, Missouri 64105.  Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the corporate governance page of the Internet websites.

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

Effective with the July 14, 2008, acquisition of GMO, Great Plains Energy assumed GMO’s equity compensation plans.  Stock options outstanding under those plans at the time of acquisition were converted into Great Plains Energy stock options.  Great Plains Energy has not issued, and does not intend to issue, any new grants or awards under the assumed plans.

KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy’s Long-Term Incentive Plan.  The GMO incentive plans that were assumed by Great Plains Energy upon the acquisition include stock options held by certain KCP&L employees that were issued prior to the acquisition.

The following table provides information, as of December 31, 2009, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance.  The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
		Number of securities		for future issuance
		to be issued upon	Weighted-average	under equity
		exercise of	exercise price of	compensation plans
		outstanding options,	outstanding options,	(excluding securities
		warrants and rights	warrants and rights	reflected in column (a))
Plan Category		(a)	(b)	(c)
Equity compensation plans approved by security holders
	Great Plains Energy Long-Term Incentive Plan	404,107 (1)	$ 25.57 (2)	2,971,125
	GMO incentive plans (stock options)	156,587	43.00	161,376
Equity compensation plans not approved by
security holders		-	-	-
	Total	560,694	$ 36.73 (2)	3,132,501
(1)	Includes 294,641 performance shares at target performance levels, options for 88,023 shares of Great Plains Energy common stock and director deferred share units for 21,443 shares of Great Plains Energy common stock outstanding at December 31, 2009.
(2)	The 294,641 performance shares and director deferred share units for 21,443 shares of Great Plains Energy common stock have no exercise price and therefore are not reflected in the weighted average exercise price.

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

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.  The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2009 and 2008 and for other services rendered during 2009 and 2008 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2009	2008
Audit Fees	$1,082,677	$1,086,087
Audit-Related Fees	88,744	97,372
Tax Fees	141,472	32,561
All Other Fees	-	-
Total Fees	$1,312,893	$1,216,020

Audit Fees:  Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and reviews of the interim condensed consolidated financial statements included in quarterly reports.  Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

Audit-Related Fees:  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of KCP&L and are not reported under “Audit Fees”.  These services include consultation concerning financial accounting and reporting standards.

Tax Fees:  Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.

All Other Fees:  Consists of fees for all other services other than those described above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm to KCP&L.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted for KCP&L policies and procedures for the pre-approval of services provided by the independent registered public accounting firm.  Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee.  Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service.  Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period.  The Audit Committee receives reports at each regular meeting regarding the pre-approved services performed by the independent auditor.  The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
Great Plains Energy		Page No.
a.	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	53
b.	Consolidated Balance Sheets - December 31, 2009 and 2008	54
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	56
d.	Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	57
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	58
f.	Notes to Consolidated Financial Statements	65
g.	Report of Independent Registered Public Accounting Firm	135

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007	59
i.	Consolidated Balance Sheets - December 31, 2009 and 2008	60
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	62
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2009, 2008 and 2007	63
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	64
m.	Notes to Consolidated Financial Statements	65
n.	Report of Independent Registered Public Accounting Firm	136

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I – Parent Company Financial Statements	156
b.	Schedule II – Valuation and Qualifying Accounts and Reserves	159

	KCP&L
c.	Schedule II – Valuation and Qualifying Accounts and Reserves	160

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K filed on February 8, 2007).

2.1.2	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of January 31, 2008 (Exhibit 2.1.2 to Form 10-K for the year ended December 31, 2007).

2.1.3	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of April 29, 2008 (Exhibit 10.1 to Form 8-K filed on April 30, 2008).

3.1.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).
3.1.2	*	By-laws of Great Plains Energy Incorporated, as amended December 2, 2008 (Exhibit 3.1 to Form 8-K filed on December 8, 2008).
4.1.1	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).
4.1.2	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).
4.1.3	*
Second Supplemental Indenture dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 26, 2007).

4.1.4	*
Subordinated Indenture dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2009).

4.1.5	*
Supplemental Indenture No. 1 dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on May 19, 2009).

4.1.6	*
Purchase Contract and Pledge Agreement dated as of May 18, 2009 among Great Plains Energy Incorporated, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.3 to Form 8-K filed on May 19, 2009).

4.1.7	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).

4.1.8	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee related to 11.875% Senior Notes due July 1, 2012. (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).

10.1.1	* +	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).
10.1.2	* +	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).
10.1.3	* +	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of May 6, 2008 (Exhibit 10.1.25 to Form 10-Q for the quarter ended June 30, 2008).
10.1.4	* +	Great Plains Energy Incorporated Long-Term Incentive Plan awards Standards and Performance Criteria effective as of January 1, 2009 (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2009).
10.1.5	* +	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).
10.1.6	* +	Form of 2008 Restricted Stock Agreement (Exhibit 10.1.20 to Form 10-Q for the quarter ended June 30, 2008).
10.1.7	* +	Form of Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended June 30, 2009).
10.1.8	* +
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Great Plains Energy and KCP&L officers (Exhibit 10.1.10 to Form 10-K for the year ended December 31, 2006).

10.1.9	* +
Form of Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated February 6, 2007 (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2009).

10.1.10	* +	Form of 2008 three-year Performance Share Agreement (Exhibit 10.1.21 to Form 10-Q for the quarter ended June 30, 2008).
10.1.11	* +
Form of Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated May 6, 2008 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2009).

10.1.12	* +	Form of Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2009).
10.1.13	+	Form of 2001 and 2002 Nonqualified Stock Option Agreement.
10.1.14	+	Form of 2003 Nonqualified Stock Option Agreement.
10.1.15	* +	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).
10.1.16	* +	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).
10.1.17	* +
Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007, and 2008 objectives adopted as of May 6, 2008 (Exhibit 10.1.22 to Form 10-Q for the quarter ended June 30, 2008).

10.1.18	* +
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan awards Standards and Performance Criteria amended effective as of January 1, 2009 (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2009).

10.1.19	* +	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).
10.1.20	* +	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).
10.1.21	* +	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).
10.1.22	* +	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).
10.1.23	* +	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).
10.1.24	* +	Form of Change in Control Severance Agreement with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).
10.1.25	* +	Form of Change in Control Severance Agreement with John R. Marshall (Exhibit 10.1.c to Form 10-Q for the quarter ended September 30, 2006).
10.1.26	* +
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

10.1.27	+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009.
10.1.28	* +
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008).

10.1.29	* +	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).
10.1.30	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.
10.1.31	* +	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008 (Exhibit 10.1.23 to Form 10-Q for the quarter ended June 30, 2008).
10.1.32	* +	Employment offer letters to Michael J. Chesser dated September 10 and September 16, 2003 (Exhibit 10.1.35 to Form 10-K for the year ended December 31, 2008).
10.1.33	* +	Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Michael J. Chesser (Exhibit 10.1.10 to Form 10-Q for the quarter ended June 30, 2009).
10.1.34	* +	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Terry Bassham (Exhibit 10.1.11 to Form 10-Q for the quarter ended June 30, 2009).
10.1.35	+	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Barbara B. Curry.
10.1.36	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to Form 8-K filed on February 8, 2007).

10.1.37	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K filed on February 8, 2007).

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
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed on April 2, 2008).

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
First Amendment to Credit Agreement dated as of May 16, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to Form 8-K filed on May 22, 2008)

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

10.1.60	*
Amendment to Financing Agreement dated October 28, 2008, by and among KCP&L Greater Missouri Operations Company, the lenders from time to time party thereto, and Union Bank of California, N.A., as agent (Exhibit 10.1.60 to Form 10-K for the year ended December 31, 2008).

10.1.61	*
Amendment to Financing Agreement dated April 16, 2009 by and among KCP&L Greater Missouri Operations Company, the lenders from time to time party thereto, and Union Bank, N.A. as agent (Exhibit 10.5 to Form 8-K filed on April 22, 2009).

10.1.62	*
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Financing Agreement dated as of April 22, 2005, as amended, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A. as Agent. (Exhibit 10.1 to Form 8-K filed on July 18, 2008).

10.1.63	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 11.875% Senior Notes due July 1, 2012. (Exhibit 10.3 to Form 8-K filed on July 18, 2008).

10.1.64	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011. (Exhibit 10.4 to Form 8-K filed on July 18, 2008).

10.1.65	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.95% Senior Notes due February 1, 2011. (Exhibit 10.5 to Form 8-K filed on July 18, 2008).

10.1.66	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021. (Exhibit 10.6 to Form 8-K filed on July 18, 2008).

10.1.67	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.625% Senior Notes due November 15, 2009. (Exhibit 10.7 to Form 8-K filed on July 18, 2008).

10.1.68	*
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

10.1.69	*	Sales Agency Financing Agreement dated August 14, 2008 between Great Plains Energy Incorporated and BNY Mellon Capital Markets, LLC. (Exhibit 1.1 to Form 8-K filed on August 14, 2008).
10.1.70	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC. (Exhibit 10.1 to Form 8-K filed on May 27, 2009).

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

Exhibits 4.2.1 through 4.2.16 and 10.2.1 through 10.2.26 filed by KCP&L are also filed by Great Plains Energy.

KCP&L Documents

Exhibit Number		Description of Document
3.2.1	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the quarter ended September 30, 2001).
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008 (Exhibit 3.2. to Form 8-K filed on April 7, 2008).
4.2.1	*
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
Twelfth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 8-K filed on March 24, 2009).

4.2.8	*
Thirteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.3 to Form 8-K filed on March 24, 2009).

4.2.9	*
Fourteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.4 to Form 8-K filed on March 24, 2009).

4.2.10	*
Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.11	*
Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and $250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K filed on December 18, 2000).

4.2.12	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).
4.2.13	*
Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).

4.2.14	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).
4.2.15	*
Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).

4.2.16	*
Supplemental Indenture No. 2 dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).

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
Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 1 to Form 10-Q for the quarter ended September 30, 2007).

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

10.2.9	*
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

10.2.10	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

10.2.11	*
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

10.2.12	*
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
Amendment dated as of July 9, 2009 to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).

10.2.18	*
Amendment and Waiver dated as of September 25, 2009 to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 31, 2009).

10.2.19	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

10.2.20		Amendment to the Collaboration Agreement dated as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc.
10.2.21	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.1 to Form 10-Q for the quarter ended September 30, 2008).
10.2.22	* +
Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007, and 2008 objectives adopted as of May 6, 2008 (Exhibit 10.1.22 to Form 10-Q for the quarter ended June 30, 2008).

10.2.23	* +
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Awards Standards and Performance Criteria amended effective as of January 1, 2009 (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2009).

10.2.24	* +	Agreement between Kansas City Power & Light Company and Stephen T. Easley dated December 2, 2008 (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2008).
10.2.25	* +	Employment offer letter to John R. Marshall dated April 7, 2005 (Exhibit 10.2.21 to Form 10-K for the year ended December 31, 2008).
12.2		Computation of Ratio of Earnings to Fixed Charges.

23.2	Consent of Independent Registered Public Accounting Firm.
24.2	Powers of Attorney.
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.

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

SCHEDULE I – PARENT COMPANY FINANCIAL STATEMENTS
GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2009	2008	2007
Operating Expenses	(millions, except per share amounts)
Selling, general and administrative	$8.8	$9.3	$18.5
Maintenance	0.2	1.0	0.8
General taxes	1.1	0.8	0.3
Total	10.1	11.1	19.6
Operating loss	(10.1)	(11.1)	(19.6)
Equity in earnings from subsidiaries	174.7	144.8	156.8
Non-operating income	-	0.6	4.2
Interest charges	(28.2)	(19.2)	(26.8)
Income from continuing operations before income taxes	136.4	115.1	114.6
Income taxes	15.2	4.4	6.3
Income from continuing operations	151.6	119.5	120.9
Equity in earnings (loss) from discontinued subsidiary	(1.5)	35.0	38.3
Net income	150.1	154.5	159.2
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$148.5	$152.9	$157.6

Average number of basic common shares outstanding	129.3	101.1	84.9
Average number of diluted common shares outstanding	129.8	101.2	85.2

Basic earnings (loss) per common share
Continuing operations	$1.16	$1.16	$1.41
Discontinued operations	(0.01)	0.35	0.45
Basic earnings per common share	$1.15	$1.51	$1.86

Diluted earnings (loss) per common share
Continuing operations	$1.15	$1.16	$1.40
Discontinued operations	(0.01)	0.35	0.45
Diluted earnings per common share	$1.14	$1.51	$1.85

Cash dividends per common share	$0.83	$1.66	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.1	$12.0
Accounts receivable from subsidiaries	0.2	4.8
Notes receivable from subsidiaries	0.6	0.6
Money pool receivable	0.9	-
Taxes receivable	7.2	12.0
Deferred income taxes	-	0.2
Other	0.1	0.4
Total	15.1	30.0
Investments and Other Assets
Investment in KCP&L	1,931.7	1,621.9
Investments in other subsidiaries	1,328.3	1,094.8
Deferred income taxes	8.3	1.2
Other	5.6	6.0
Total	3,273.9	2,723.9
Total	$3,289.0	$2,753.9

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$20.0	$30.0
Accounts payable to subsidiaries	28.9	28.7
Accounts payable	0.1	1.3
Accrued interest	3.6	2.0
Derivative instruments	0.2	-
Other	5.4	0.8
Total	58.2	62.8
Deferred Credits and Other Liabilities
Derivative instruments	0.5	-
Other	11.7	1.9
Total	12.2	1.9
Capitalization
Common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,636,538 and 119,375,923 shares issued, stated value	2,313.7	2,118.4
Retained earnings	529.2	489.3
Treasury stock-213,423 and 120,677 shares, at cost	(5.5)	(3.6)
Accumulated other comprehensive loss	(44.9)	(53.5)
Total	2,792.5	2,550.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	387.1	99.6
Total	3,218.6	2,689.2
Commitments and Contingencies
Total	$3,289.0	$2,753.9

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2009	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$150.1	$154.5	$159.2
Adjustments to reconcile income to net cash from operating activities:
Amortization	1.9	0.9	1.0
Deferred income taxes, net	(6.1)	3.3	(6.2)
Equity in earnings from subsidiaries	(174.7)	(144.8)	(156.8)
Equity in (earnings) loss from discontinued operations	1.5	(35.0)	(38.3)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	3.7	(26.3)	0.6
Taxes receivable	4.8	(8.7)	(1.8)
Accounts payable to subsidiaries	0.2	17.7	(4.8)
Other accounts payable	0.1	0.2	0.1
Accrued interest	1.4	-	1.1
Cash dividends from subsidiaries	94.0	416.7	159.7
Other	8.8	2.7	1.8
Net cash from operating activities	85.7	381.2	115.6
Cash Flows from Investing Activities
Equity contributions to subsidiaries	(455.0)	(200.0)	(94.0)
Net money pool lending	(0.9)	-	-
Net change in notes receivable from subsidiaries	-	-	1.7
GMO acquisition	-	(5.0)	-
Purchases of nonutility property	-	(0.3)	(0.7)
Net cash from investing activities	(455.9)	(205.3)	(93.0)
Cash Flows from Financing Activities
Issuance of common stock	219.9	15.3	10.5
Issuance of long-term debt	287.5	-	99.5
Issuance fees	(18.8)	(1.0)	(1.4)
Net change in notes payable to subsidiaries	-	-	(13.2)
Net change in short-term borrowings	(10.0)	(12.0)	42.0
Equity forward settlement	-	-	(12.3)
Dividends paid	(110.5)	(172.0)	(144.5)
Other financing activities	(3.8)	(0.8)	(2.4)
Net cash from financing activities	364.3	(170.5)	(21.8)
Net Change in Cash and Cash Equivalents	(5.9)	5.4	0.8
Cash and Cash Equivalents at Beginning of Year	12.0	6.6	5.8
Cash and Cash Equivalents at End of Year	$6.1	$12.0	$6.6

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

Schedule II – Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2009		(millions)
	Allowance for uncollectible accounts	$ 6.8	$ 8.7	$ 6.0	(a)	$ 14.4	(b)	$ 7.1
	Legal reserves	10.2	2.6	-		7.7	(c)	5.1
	Environmental reserves	0.5	2.0	-		0.1		2.4
	Tax valuation allowance	75.8	57.0	-		103.0	(d)	29.8
Year Ended December 31, 2008
	Allowance for uncollectible accounts	$ 4.3	$ 7.6	$ 6.8	(a)	$ 11.9	(b)	$ 6.8
	Legal reserves	2.2	8.3	9.5	(e)	9.8	(c)	10.2
	Environmental reserves	0.3	-	0.2	(e)	-		0.5
	Tax valuation allowance	-	0.9	74.9	(e)	-		75.8
Year Ended December 31, 2007
	Allowance for uncollectible accounts	$ 4.2	$ 5.4	$ 2.9	(a)	$ 8.2	(b)	$ 4.3
	Legal reserves	3.9	1.9	-		3.6	(c)	2.2
	Environmental reserves	0.3	-	-		-		0.3
(a)	Recoveries. Charged to other accounts for the year ended December 31, 2008, includes the establishment of an allowance
	of $1.1 million and a $1.4 million increase due to the acquisition of GMO.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.
(d)	Reversal of tax valuation allowance.
(e)	Acquisition of GMO.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2009		(millions)
	Allowance for uncollectible accounts	$ 1.2	$ 5.5	$ 3.9	(a)	$ 8.9	(b)	$ 1.7
	Legal reserves	2.4	1.2	-		1.3	(c)	2.3
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2008
	Allowance for uncollectible accounts	$ 4.3	$ 5.9	$ 3.3	(a)	$ 12.3	(b)	$ 1.2
	Legal reserves	2.2	3.2	-		3.0	(c)	2.4
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2007
	Allowance for uncollectible accounts	$ 4.2	$ 5.4	$ 2.9	(a)	$ 8.2	(b)	$ 4.3
	Legal reserves	3.9	1.9	-		3.6	(c)	2.2
	Environmental reserves	0.3	-	-		-		0.3
(a)	Recoveries.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Date: February 25, 2010	By: /s/Michael J. Chesser Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 25, 2010
)
/s/William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By        /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: February 25, 2010                                                              By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 25, 2010
)
/s/ William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
*By        /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*