Form 10-Q
period 2010-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2010-05-06
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the
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

On April 30, 2010, Great Plains Energy Incorporated had 135,540,942 shares of common stock outstanding. On April 30, 2010,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2009 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, increased costs of retirement, healthcare and other benefits; the timing and amount of resulting synergy savings from the GMO acquisition; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2009 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited

Abbreviation or Acronym	Definition

NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PPA	Pension Protection Act of 2006
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholder’s Equity
Unaudited Consolidated Statements of Comprehensive Income

Combined Notes to Unaudited Consolidated Financial Statements for Great Plains Energy Incorporated and Kansas City Power & Light Company
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Assets Held For Sale
Note 5:	Nuclear Plant
Note 6:	Regulatory Matters
Note 7:	Pension Plans and Other Employee Benefits
Note 8:	Equity Compensation
Note 9:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 10:	Long-Term Debt
Note 11:	Commitments and Contingencies
Note 12:	Legal Proceedings
Note 13:	Related Party Transactions and Relationships
Note 14:	Derivative Instruments
Note 15:	Fair Value Measurements
Note 16:	Taxes
Note 17:	Segments and Related Information

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.3	$65.9
Funds on deposit	5.0	4.4
Receivables, net	189.7	230.5
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	85.4	85.0
Materials and supplies, at average cost	127.8	121.3
Deferred refueling outage costs	16.6	19.5
Refundable income taxes	13.4	13.5
Deferred income taxes	39.8	36.8
Assets held for sale (Note 4)	18.8	19.4
Derivative instruments	1.2	1.5
Prepaid expenses and other assets	15.4	14.7
Total	614.4	612.5
Utility Plant, at Original Cost
Electric	8,915.0	8,849.0
Less-accumulated depreciation	3,841.1	3,774.5
Net utility plant in service	5,073.9	5,074.5
Construction work in progress	1,576.7	1,508.4
Nuclear fuel, net of amortization of $112.1 and $106.0	73.4	68.2
Total	6,724.0	6,651.1
Investments and Other Assets
Affordable housing limited partnerships	13.1	13.2
Nuclear decommissioning trust fund	117.8	112.5
Regulatory assets	841.6	822.2
Goodwill	169.0	169.0
Derivative instruments	9.9	7.9
Other	94.7	94.4
Total	1,246.1	1,219.2
Total	$8,584.5	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$309.5	$252.0
Collateralized note payable	95.0	-
Commercial paper	204.0	186.6
Current maturities of long-term debt	138.6	1.3
Accounts payable	210.8	315.0
Accrued taxes	50.4	27.9
Accrued interest	71.0	72.5
Accrued compensation and benefits	34.8	45.1
Pension and post-retirement liability	4.6	4.6
Derivative instruments	2.4	0.3
Other	52.1	53.0
Total	1,173.2	958.3
Deferred Credits and Other Liabilities
Deferred income taxes	402.1	381.9
Deferred tax credits	144.2	140.5
Asset retirement obligations	134.7	132.6
Pension and post-retirement liability	448.5	440.4
Regulatory liabilities	242.3	237.8
Derivative instruments	5.7	0.5
Other	145.7	145.1
Total	1,523.2	1,478.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,827,383 and 135,636,538 shares issued, stated value	2,316.3	2,313.7
Retained earnings	520.9	529.2
Treasury stock-305,989 and 213,423 shares, at cost	(7.1)	(5.5)
Accumulated other comprehensive loss	(48.2)	(44.9)
Total	2,781.9	2,792.5
Noncontrolling interest	1.2	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 10)	3,066.0	3,213.0
Total	5,888.1	6,045.7
Commitments and Contingencies (Note 11)
Total	$8,584.5	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2010	2009
Operating Revenues	(millions, except per share amounts)
Electric revenues	$506.9	$419.2
Operating Expenses
Fuel	101.8	87.6
Purchased power	65.5	57.2
Transmission of electricity by others	5.6	6.0
Utility operating and maintenance expenses	151.2	140.9
Depreciation and amortization	82.2	69.0
General taxes	38.1	34.7
Other	0.5	2.9
Total	444.9	398.3
Operating income	62.0	20.9
Non-operating income	16.1	12.8
Non-operating expenses	(1.6)	(0.9)
Interest charges	(46.5)	(37.3)
Income (loss) before income tax (expense) benefit and loss
from equity investments	30.0	(4.5)
Income tax (expense) benefit	(9.7)	26.3
Loss from equity investments, net of income taxes	-	(0.1)
Net income	20.3	21.7
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$19.9	$21.3

Average number of basic common shares outstanding	134.9	119.2

Basic and diluted earnings per common share	$0.15	$0.18

Cash dividends per common share	$0.2075	$0.2075

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$20.3	$21.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	82.2	69.0
Amortization of:
Nuclear fuel	6.1	4.4
Other	(1.9)	(3.9)
Deferred income taxes, net	4.7	(23.2)
Investment tax credit amortization	(0.5)	(0.6)
Loss from equity investments, net of income taxes	-	0.1
Other operating activities (Note 2)	(119.7)	(64.0)
Net cash from operating activities	(8.8)	3.5
Cash Flows from Investing Activities
Utility capital expenditures	(176.9)	(303.1)
Allowance for borrowed funds used during construction	(9.7)	(9.6)
Payment to Black Hills for asset sale working capital adjustment	-	(7.7)
Purchases of nuclear decommissioning trust investments	(65.8)	(12.8)
Proceeds from nuclear decommissioning trust investments	64.9	11.8
Other investing activities	(2.6)	2.6
Net cash from investing activities	(190.1)	(318.8)
Cash Flows from Financing Activities
Issuance of common stock	1.6	52.6
Issuance of long-term debt	-	406.8
Issuance fees	-	(3.8)
Repayment of long-term debt	(1.1)	(1.3)
Net change in short-term borrowings	74.9	(90.0)
Net change in collateralized short-term borrowings	95.0	-
Dividends paid	(28.5)	(25.2)
Other financing activities	(2.6)	(1.6)
Net cash from financing activities	139.3	337.5
Net Change in Cash and Cash Equivalents	(59.6)	22.2
Cash and Cash Equivalents at Beginning of Year	65.9	61.1
Cash and Cash Equivalents at End of Period	$6.3	$83.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Three Months Ended March 31	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	135,636,538	$2,313.7	119,375,923	$2,118.4
Issuance of common stock	92,634	1.7	4,009,498	52.8
Issuance of restricted common stock	98,211	1.8	6,000	0.1
Equity compensation expense, net of forfeitures		-		0.8
Unearned Compensation
Issuance of restricted common stock		(1.8)		(0.1)
Forfeiture of restricted common stock		0.2		0.8
Compensation expense recognized		0.7		1.0
Other		-		(0.9)
Ending balance	135,827,383	2,316.3	123,391,421	2,172.9
Retained Earnings
Beginning balance		529.2		489.3
Net income		20.3		21.7
Dividends:
Common stock		(28.1)		(24.8)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.1)		-
Ending balance		520.9		485.8
Treasury Stock
Beginning balance	(213,423)	(5.5)	(120,677)	(3.6)
Treasury shares acquired	(93,483)	(1.6)	(116,526)	(2.6)
Treasury shares reissued	917	-	508	-
Ending balance	(305,989)	(7.1)	(236,695)	(6.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(44.9)		(53.5)
Derivative hedging activity, net of tax		(3.3)		0.8
Ending balance		(48.2)		(52.7)
Total Great Plains Energy Common Shareholders' Equity		$2,781.9		$2,599.8

Noncontrolling Interest		$1.2		$1.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2010	2009

Net income	$20.3	$21.7
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(7.8)	-
Income tax benefit (expense)	3.1	-
Net gain (loss) on derivative hedging instruments	(4.7)	-
Reclassification to expenses, net of tax	1.4	0.8
Derivative hedging activity, net of tax	(3.3)	0.8
Comprehensive income	$17.0	$22.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.3	$17.4
Funds on deposit	0.2	0.1
Receivables, net	115.4	161.7
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	47.4	45.6
Materials and supplies, at average cost	89.0	84.8
Deferred refueling outage costs	16.6	19.5
Deferred income taxes	3.5	0.3
Derivative instruments	-	0.2
Prepaid expenses and other assets	12.7	11.0
Total	382.1	340.6
Utility Plant, at Original Cost
Electric	6,308.0	6,258.5
Less-accumulated depreciation	2,950.5	2,899.0
Net utility plant in service	3,357.5	3,359.5
Construction work in progress	1,194.1	1,144.1
Nuclear fuel, net of amortization of $112.1 and $106.0	73.4	68.2
Total	4,625.0	4,571.8
Investments and Other Assets
Nuclear decommissioning trust fund	117.8	112.5
Regulatory assets	621.8	612.1
Other	59.8	65.3
Total	799.4	789.9
Total	$5,806.5	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$-
Commercial paper	204.0	186.6
Current maturities of long-term debt	0.2	0.2
Accounts payable	168.6	237.9
Accrued taxes	59.0	23.7
Accrued interest	38.8	26.7
Accrued compensation and benefits	34.8	45.1
Pension and post-retirement liability	3.2	3.2
Other	25.5	26.1
Total	629.1	549.5
Deferred Credits and Other Liabilities
Deferred income taxes	561.6	559.4
Deferred tax credits	139.5	135.7
Asset retirement obligations	121.8	119.8
Pension and post-retirement liability	429.4	421.2
Regulatory liabilities	130.2	126.9
Other	83.0	78.2
Total	1,465.5	1,441.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	409.3	410.1
Accumulated other comprehensive loss	(40.4)	(41.5)
Total	1,932.0	1,931.7
Long-term debt (Note 10)	1,779.9	1,779.9
Total	3,711.9	3,711.6
Commitments and Contingencies (Note 11)
Total	$5,806.5	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2010	2009
Operating Revenues	(millions)
Electric revenues	$335.6	$277.5
Operating Expenses
Fuel	61.5	52.7
Purchased power	27.3	24.4
Transmission of electricty by others	2.9	2.9
Operating and maintenance expenses	108.7	100.8
Depreciation and amortization	63.5	51.6
General taxes	31.2	30.3
Other	-	(0.1)
Total	295.1	262.6
Operating income	40.5	14.9
Non-operating income	8.8	9.2
Non-operating expenses	(0.8)	(1.1)
Interest charges	(21.7)	(17.2)
Income before income tax (expense) benefit	26.8	5.8
Income tax (expense) benefit	(7.6)	2.6
Net income	$19.2	$8.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$19.2	$8.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	63.5	51.6
Amortization of:
Nuclear fuel	6.1	4.4
Other	5.6	3.5
Deferred income taxes, net	(16.1)	(8.6)
Investment tax credit amortization	(0.4)	(0.4)
Other operating activities (Note 2)	(57.1)	(70.5)
Net cash from operating activities	20.8	(11.6)
Cash Flows from Investing Activities
Utility capital expenditures	(131.2)	(232.4)
Allowance for borrowed funds used during construction	(7.8)	(7.8)
Purchases of nuclear decommissioning trust investments	(65.8)	(12.8)
Proceeds from nuclear decommissioning trust investments	64.9	11.8
Net money pool lending	6.0	-
Other investing activities	(2.1)	3.4
Net cash from investing activities	(136.0)	(237.8)
Cash Flows from Financing Activities
Issuance of long-term debt	-	406.8
Issuance fees	-	(3.3)
Net change in short-term borrowings	17.4	(171.6)
Net change in collateralized short-term borrowings	95.0	-
Net money pool borrowings	7.7	-
Dividends paid to Great Plains Energy	(20.0)	(18.0)
Equity contribution from Great Plains Energy	-	40.0
Net cash from financing activities	100.1	253.9
Net Change in Cash and Cash Equivalents	(15.1)	4.5
Cash and Cash Equivalents at Beginning of Year	17.4	5.4
Cash and Cash Equivalents at End of Period	$2.3	$9.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,563.1	1	$1,315.6
Equity contribution from Great Plains Energy		-		40.0
Ending balance	1	1,563.1	1	1,355.6
Retained Earnings
Beginning balance		410.1		353.2
Net income		19.2		8.4
Dividends:
Common stock held by Great Plains Energy		(20.0)		(18.0)
Ending balance		409.3		343.6
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(41.5)		(46.9)
Derivative hedging activity, net of tax		1.1		0.6
Ending balance		(40.4)		(46.3)
Total Common Shareholder's Equity		$1,932.0		$1,652.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2010	2009

Net income	$19.2	$8.4
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.4)	-
Income tax benefit	0.2	-
Net gain (loss) on derivative hedging instruments	(0.2)	-
Reclassification to expenses, net of tax	1.3	0.6
Derivative hedging activity, net of tax	1.1	0.6
Comprehensive income	$20.3	$9.0

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

Great Plains Energy’s sole reportable business segment is electric utility.  See Note 17 for additional information.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS.

Three Months Ended March 31	2010	2009
Income	(millions, except per share amounts)
Net income	$20.3	$21.7
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$19.9	$21.3
Common Shares Outstanding
Average number of common shares outstanding	134.9	119.2
Add: effect of dilutive securities	1.7	0.1
Diluted average number of common shares outstanding	136.6	119.3

Basic and diluted EPS	$0.15	$0.18

The computation of diluted EPS for the three months ended March 31, 2010, excludes anti-dilutive shares consisting of 8,430 performance shares, 251,526 restricted stock shares and 218,846 stock options.

The computation of diluted EPS for the three months ended March 31, 2009, excludes anti-dilutive shares consisting of 296,055 performance shares, 433,644 restricted stock shares and 338,085 stock options.

Dividends Declared
In May 2010, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable June 21, 2010, to shareholders of record as of May 28, 2010.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2010, to shareholders of record as of August 11, 2010.

In May 2010, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on June 18, 2010.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$42.1	$48.8
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	(0.4)	(3.5)
Materials and supplies	(6.5)	(6.7)
Accounts payable	(67.7)	(26.4)
Accrued taxes	27.2	27.0
Accrued interest	(1.5)	(7.8)
Deferred refueling outage costs	2.9	2.3
Accrued plant maintenance costs	0.4	(0.6)
Fuel adjustment clauses	(1.1)	(2.7)
Pension and post-retirement benefit obligations	13.6	13.0
Allowance for equity funds used during construction	(10.1)	(12.1)
Forward Starting Swaps settlement	-	(79.1)
Other	(23.6)	(16.2)
Total other operating activities	$(119.7)	$(64.0)
Cash paid during the period:
Interest	$58.0	$49.8
Income taxes	$-	$0.3
Non-cash investing activities:
Liabilities assumed for capital expenditures	$52.9	$69.0

KCP&L Other Operating Activities
Three Months Ended March 31	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$40.3	$17.2
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	(1.8)	(2.1)
Materials and supplies	(4.2)	(3.6)
Accounts payable	(52.6)	(42.7)
Accrued taxes	39.6	35.1
Accrued interest	12.1	4.2
Deferred refueling outage costs	2.9	2.3
Pension and post-retirement benefit obligations	16.3	13.4
Allowance for equity funds used during construction	(8.1)	(8.5)
Kansas Energy Cost Adjustment	(0.5)	(4.8)
Forward Starting Swaps settlement	-	(79.1)
Other	(6.1)	(1.9)
Total other operating activities	$(57.1)	$(70.5)
Cash paid during the period:
Interest	$10.8	$12.8
Income taxes	$1.9	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$51.1	$65.9

On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at March 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash for the three months ended March 31, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	March 31	December 31
	2010	2009
Great Plains Energy	(millions)
Customer accounts receivable - billed	$47.9	$47.3
Customer accounts receivable - unbilled	59.8	77.9
Allowance for doubtful accounts	(3.7)	(2.8)
Other receivables	85.7	108.1
Total	$189.7	$230.5
KCP&L
Customer accounts receivable - unbilled	$33.1	$44.6
Allowance for doubtful accounts	(1.9)	(1.7)
Intercompany receivables	20.6	42.4
Other receivables	63.6	76.4
Total	$115.4	$161.7

Great Plains Energy’s and KCP&L’s other receivables at March 31, 2010, and December 31, 2009, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the sale of the undivided percentage ownership interest in accounts receivable by Receivables Company no longer meeting the criteria for derecognition and now being accounted for as a secured borrowing.  As a result, $95.0 million of accounts receivables pledged as collateral are recognized with a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at March 31, 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% to 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  In May 2010, the term of the agreement was extended to May 2011.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(294.3)	$294.3	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.9	0.2
Servicing fees	0.5	(0.5)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(308.1)	308.1	-
Cash paid to KCP&L for receivables purchased	304.2	(304.2)	-
Servicing fees	0.5	(0.5)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Three Months Ended March 31, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(248.2)	$248.2	$-
Gain (loss) on sale of accounts receivable (a)	(3.1)	3.4	0.3
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(274.0)	274.0	-
Cash paid to KCP&L for receivables purchased	270.6	(270.6)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.1	(0.1)	-

(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	ASSETS HELD FOR SALE

Great Plains Energy has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheets.  In March 2010, one of the properties was sold for $0.6 million resulting in an insignificant loss on the sale.  Of the $18.8 million of assets held for sale at March 31, 2010, $14.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  The question of DOE’s legal authority to withdraw its license application is now pending both at the NRC and in multiple lawsuits filed with a federal appellate court.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 12 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and store in another state most of the remainder of Wolf Creek’s low level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years’ generation of Classes B and C waste.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

	March 31	December 31
	2010	2009
Decommissioning Trust	(millions)
Beginning balance January 1	$112.5	$96.9
Contributions	0.9	3.7
Earned income, net of fees	0.7	2.8
Net realized gains/(losses)	6.4	(5.5)
Net unrealized gains/(losses)	(2.7)	14.6
Ending balance	$117.8	$112.5

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.  At December 31, 2009, KCP&L was holding short-term investments in the decommissioning trust fund, which were invested in equity securities in early 2010 as a result of a change in the asset allocation of the trust to a higher proportion of equity securities given the 20-year extension of Wolf Creek’s operating license approved by the NRC in November 2008.

	March 31		December 31
	2010		2009
	Fair	Unrealized	Fair	Unrealized
	Value	Gains/(Losses)	Value	Gains/(Losses)
	(millions)
Equity securities	$76.8	$5.6	$44.5	$8.2
Debt securities	37.4	2.0	37.4	2.1
Other	3.6	-	30.6	-
Total	$117.8	$7.6	$112.5	$10.3

The weighted average maturity of debt securities held by the trust at March 31, 2010, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

Three Months Ended March 31	2010	2009
	(millions)
Realized Gains	$6.8	$0.3
Realized Losses	(0.4)	(4.1)

6.	REGULATORY MATTERS

Regulatory Proceedings
In December 2009, KCP&L filed a request with The State Corporation Commission of the State of Kansas (KCC) for an annual rate increase of $55.2 million.  The request included costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service.  KCP&L requested a return on equity of 11.25% based upon a capital structure of 46.17% equity.  Any authorized changes to retail rates are expected to be effective late in the fourth quarter of 2010 or early first quarter 2011.  KCP&L and GMO expect to file rate cases in Missouri in the second quarter of 2010 to include costs related to Iatan No. 2, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service.  Any authorized changes to retail rates are expected to be effective in the second quarter of 2011.

KCP&L’s Comprehensive Energy Plan – Iatan No. 2
In April of 2010, Great Plains Energy and KCP&L announced the results of a cost and schedule reforecast for Iatan No. 2.  Based on the results of the reforecast process, the Company currently projects a fourth quarter 2010 in-service date for Iatan No. 2.  The current and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include allowance for funds used during construction or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,222	-	$ 1,251	$ 1,153	-	$ 1,201	$ 69	-	$ 50
KCP&L's 55% share of Iatan No. 2	919	-	941	868	-	904	51	-	37

The increase in the cost estimate ranges is primarily due to the shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considers appropriate in light of recent start-up events encountered at other coal plants under construction.

KCP&L’s Collaboration Agreement
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties.  KCP&L agreed in the Collaboration Agreement to pursue initiatives, including energy efficiency, designed to offset CO2 emissions.  Great Plains Energy and KCP&L are also evaluating energy efficiency projects as one of the elements to meet future customer energy needs.  The companies currently recover energy efficiency program expenses on a deferred basis.  While there are ongoing regulatory proceedings in Missouri and Kansas to address recovery of and earnings on the investments of utilities in energy efficiency programs, until these rules are set and programs are approved, the effects on Great Plains Energy’s and KCP&L’s plans and future results cannot be reasonably estimated.  However, management generally views this as a positive development in establishing a regulatory framework for energy efficiency programs and potentially allowing energy efficiency costs to be recovered through rates similar to the recovery of generation resource costs.

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

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010 and by an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.  KCP&L owns thirty-two turbines with a book value of approximately $87 million.  In December 2009, KCP&L issued requests for proposals to add up to 300MW of wind generation in the 2010 – 2011 timeframe under purchase power agreements and/or the combination of purchase power agreements and arrangements where KCP&L would own and operate the facilities after development and construction.  KCP&L expects that the thirty-two turbines it already owns will be utilized in one of the projects under proposal.  KCP&L is evaluating the proposals and anticipates entering into a 100MW power purchase agreement for deliveries starting by the end of 2010.

SPP and NERC Audits
In November 2009, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC) conducted scheduled audits of KCP&L and GMO regarding compliance with NERC reliability and critical infrastructure protection standards.  KCP&L and GMO have received the final audit report alleging violation of certain standards, which could result in penalties.  The timing and amount of such penalties that may be proposed is unknown at this time.  The SPP also conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  FERC and NERC are also looking into the circumstances surrounding this transmission system outage.  These outage inquiries are at a preliminary stage and their outcome cannot be predicted at this time.

MPSC Regulatory Approval of the GMO Acquisition
The approval order from the Public Service Commission of the State of Missouri (MPSC) for the GMO acquisition was received on July 1, 2008.  Certain parties filed appeals and a motion to stay the order with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  This decision has been appealed.  The order remains in effect unless reversed by the courts.

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

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
March 31, 2010	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$92.2		$22.9		$115.1
Loss on reacquired debt	5.2	(a)	0.3	(a)	5.5
Cost of removal	8.0		-		8.0
Asset retirement obligations	24.7		12.1		36.8
Pension settlements	12.4	(b)	-		12.4
Pension and post-retirement costs	388.1	(c)	87.2	(c)	475.3
Deferred customer programs	35.8	(d)	8.7		44.5
Rate case expenses	7.3	(e)	1.7	(e)	9.0
Skill set realignment costs	5.8	(f)	-		5.8
Under-recovery of energy costs	0.8	(e)	48.1	(e)	48.9
Acquisition transition costs	29.4	(g)	22.4	(g)	51.8
St. Joseph Light & Power acquisition	-		2.9	(h)	2.9
Storm damage	-		4.4	(i)	4.4
Derivative instruments	-		6.2	(j)	6.2
Iatan No. 1 and Common facilities depreciation and carrying costs	7.4	(k)	2.1	(k)	9.5
Other	4.7	(l)	0.8	(l)	5.5
Total	$621.8		$219.8		$841.6
Regulatory Liabilities
Emission allowances	$86.1		$0.7		$86.8
Asset retirement obligations	37.4		-		37.4
Pension	-		33.8		33.8
Cost of removal	-		63.6	(m)	63.6
Other	6.7		14.0		20.7
Total	$130.2		$112.1		$242.3

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$6.8 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$12.6 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$3.1 million not included in rate base and amortized through 2017.
(g)
Not included in rate base.  The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed transition cost amortization.  The Company settled its first post-transaction rate cases and the settlement agreements did not address transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  KCC order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates expected to be effective in fourth quarter 2010 or early first quarter 2011.

(h)	Not included in rate base and amortized through 2015.
(i)	Not included in rate base and amortized through 2012.
(j)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(k)	Not included in rate base.

(l)	Certain insignificant items are not included in rate base and amortized over various periods.
(m)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2009	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$77.6	$22.9	$100.5
Loss on reacquired debt	5.3	0.3	5.6
Cost of removal	7.9	-	7.9
Asset retirement obligations	23.8	11.9	35.7
Pension settlements	13.5	-	13.5
Pension and post-retirement costs	395.0	84.5	479.5
Deferred customer programs	35.6	7.1	42.7
Rate case expenses	7.4	1.5	8.9
Skill set realignment costs	6.1	-	6.1
Under-recovery of energy costs	0.7	47.5	48.2
Acquisition transition costs	29.3	22.2	51.5
St. Joseph Light & Power acquisition	-	3.1	3.1
Storm damage	-	4.8	4.8
Derivative instruments	-	2.1	2.1
Iatan No. 1 and Common facilities depreciation and carrying costs	4.6	1.4	6.0
Other	5.3	0.8	6.1
Total	$612.1	$210.1	$822.2
Regulatory Liabilities
Emission allowances	$86.2	$0.8	$87.0
Asset retirement obligations	33.4	-	33.4
Pension	-	34.0	34.0
Cost of removal	-	62.5	62.5
Other	7.3	13.6	20.9
Total	$126.9	$110.9	$237.8

7.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under generally accepted accounting principles (GAAP) and pension costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the pension plans.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and WCNOC.  The cost of post-retirement benefits charged to KCP&L and GMO are accrued during an employee's years of service and recovered through rates.

The following table provides components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2010	2009	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$7.6	$7.3	$0.9	$1.0
Interest cost	12.3	11.8	2.2	2.1
Expected return on plan assets	(9.1)	(8.0)	(0.5)	(0.4)
Prior service cost	1.2	1.0	1.8	1.0
Recognized net actuarial loss	9.3	9.1	-	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	21.3	21.2	4.7	4.1
Regulatory adjustment	(8.4)	(3.9)	-	-
Net periodic benefit costs	$12.9	$17.3	$4.7	$4.1

For the three months ended March 31, 2010, the Company contributed $4.5 million to the pension plans and expects to contribute an additional $60.3 million in 2010 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

On March 23, 2010, President Obama signed into law The Patient Protection and Affordable Care Act, a comprehensive health care reform bill.  Management expects a minimal impact as a result of this new legislation in the short-term but will continue to monitor for any long-term impacts.  For the three months ended March 31, 2010, Great Plains Energy and KCP&L recorded a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under this new legislation.

8.	EQUITY COMPENSATION

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

Three Months Ended March 31	2010	2009
Great Plains Energy	(millions)
Compensation expense	$0.3	$1.8
Income tax benefits	0.1	0.6
KCP&L
Compensation expense	0.2	1.3
Income tax benefits	-	0.4

Performance Shares
Performance share activity for the three months ended March 31, 2010, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	294,641	$13.62
Performance adjustment	(23,969)
Granted	231,598	23.38
Issued	(6,138)	10.87
Forfeited	(5,686)	13.35
Ending balance	490,446	18.40
* weighted-average

Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on internal and external measures, over stated performance periods.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is commensurate with the remaining life of the performance period of the grant based on the zero-coupon government bonds in effect at the time of the valuation.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted for the three months ended March 31, 2010, inputs for expected volatility, dividend yield and risk-free rates were 31%, 4.65%, and 1.2%, respectively.

At March 31, 2010, the remaining weighted-average contractual term was 2.1 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2010, was $23.38.  There were no performance shares granted for the three months ended March 31, 2009.  At March 31, 2010, there was $5.5 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock issued related to performance shares for the three months ended March 31, 2010, was insignificant.  There were no shares of common stock issued related to performance shares for the three months ended March 31, 2009.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2010, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	612,587	$20.24
Granted and issued	98,211	17.71
Vested	(158,420)	30.71
Forfeited	(9,252)	20.09
Ending balance	543,126	16.74
* weighted-average

At March 31, 2010, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2010 and 2009, was $17.71 and $19.55, respectively.  At March 31, 2010, there was $4.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended March 31, 2010 and 2009, was $4.9 million and $5.3 million, respectively.

Stock Options
Stock options were granted under the Long-Term Incentive Plan during 2001-2003 and GMO stock options outstanding on the July 14, 2008, acquisition date were converted to Great Plains Energy stock options.  Stock option activity under all plans for the three months ended March 31, 2010, is summarized in the following table.  All stock options are fully vested at March 31, 2010.

		Exercise
Stock Options	Shares	Price*
Beginning balance	244,610	$36.73
Exercised	(917)	9.21
Forfeited or expired	(20,672)	53.26
Outstanding and exercisable at March 31, 2010	223,021	35.31
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months ended March 31, 2010 and 2009, was $9.21 and $11.64 per share, respectively.  The aggregate intrinsic value and cash received for options exercised for the three months ended March 31, 2010 and 2009, was insignificant.

The following table summarizes all outstanding and exercisable stock options as of March 31, 2010.

Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$23.91 - $27.73	209,670	1.7	$ 24.50
$181.11	5,566	0.8	181.11
$221.82 - $251.86	7,785	1.1	222.24
Total	223,021	1.6	35.31

At March 31, 2010, there were no in-the-money outstanding and exercisable options.

9.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2010, Great Plains Energy was in compliance with this covenant.  At March 31, 2010, Great Plains Energy had $26.5 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $15.8 million under the credit facility.  At December 31, 2009, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $25.4 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2010, KCP&L was in compliance with this covenant.  At March 31, 2010, KCP&L had $204.0 million of commercial paper outstanding, at a weighted-average interest rate of 0.45%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2009, KCP&L had $186.6 million of commercial paper outstanding, at a weighted-average interest rate of 0.58%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2010, GMO was in compliance with this covenant.  At March 31, 2010, GMO had $283.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $16.2 million under the credit facility.  At December 31, 2009, GMO had $232.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $13.2 million under the credit facility.

10.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2010	2009
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.125% EIRR Series 2007A-1	2035	63.3	63.3
5.00% EIRR Series 2007A-2	2035	10.0	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.90% Series 2008	2038	23.4	23.4
Other	2010-2018	3.5	3.5
Current maturities		(0.2)	(0.2)
Unamortized discount		(2.1)	(2.1)
Total KCP&L		1,779.9	1,779.9

GMO
First Mortgage Bonds
9.44% Series	2011-2021	12.4	13.5
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.249%*** Wamego Series 1996	2026	7.3	7.3
1.545%*** State Environmental 1993	2028	5.0	5.0
Senior Notes
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		75.9	84.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Current maturities		(138.4)	(1.1)
Total GMO		899.0	1,046.0

Other Great Plains Energy
6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
10.00% Equity Units Subordinated Notes	2042	287.5	287.5
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$3,066.0	$3,213.0
* Weighted-average interest rates at March 31, 2010
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At March 31, 2010, and December 31, 2009, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.2 billion and $3.4 billion, respectively.  At March 31, 2010, and December 31, 2009, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2010	2009
	(millions)
KCP&L	$0.5	$0.4
Other Great Plains Energy	0.7	0.5
Total Great Plains Energy	$1.2	$0.9

KCP&L EIRR Bonds
In March 2010, KCP&L remarketed its 5.00% EIRR Series 2007A-2 general mortgage bonds maturing in 2035 totaling $10.0 million to a new fixed rate of 2.625% from April 1, 2010, through March 31, 2011.

11.	COMMITMENTS AND CONTINGENCIES

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

Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is approximately $1 billion.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to predict what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimates provided.

The potential capital costs of the Collaboration Agreement provisions (discussed below) relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall capital cost estimates.  However, the estimated capital costs do not reflect potential costs relating to requirements enacted in the future, including potential requirements regarding climate change and control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  The estimates do not reflect the non-capital costs the companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to the implementation of KCP&L’s Comprehensive Energy Plan and the companies’ ongoing compliance with current or future environmental laws.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement and the companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative, public perception of the companies’ environmental reputation and regulatory pressures.

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

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At March 31, 2010, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 135,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At March 31, 2010, GMO had accumulated unused SO2 emission allowances sufficient to support just over 25,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

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

In April 2010, the EPA, in a court approved settlement, agreed to develop MACT standards for mercury and potentially other hazardous air pollutant emissions.  In the settlement agreement, the EPA agreed to propose MACT standards in March 2011 with final standards by November 2011.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.

The estimated required environmental expenditures of approximately $1 billion to comply with CAIR and BART, discussed above, do not reflect any amounts for compliance with MACT determinations and future MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.

Industrial Boiler Rule
In April 2010, the EPA issued a proposed rule that would set MACT standards for hazardous air pollutants from industrial boilers.  The proposed rule would establish emission limits for KCP&L’s and GMO’s new and existing units that produce steam but not for the generation of electricity.  This proposed rule does not apply to KCP&L’s and GMO’s electrical generating boilers.  Until a rule is finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  In January 2010, Westar entered into a settlement agreement, which was approved by the court in March 2010.  The settlement agreement requires, among other things, the installation of a selective catalytic reduction (SCR) system at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement requires the installation of a second SCR system on one of the other two units by the end of 2016.  Westar has estimated that if both SCRs are required, the total capital cost could be up to approximately $500 million.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

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

Both the House and Senate Bills are complex, and there are many aspects of the Bills that cannot be reasonably estimated, including the availability and price of allowances and offsets in the market to be established by the Bills.  It is also not possible to reasonably project the provisions of greenhouse gas legislation that may ultimately be enacted by Congress.  The level of uncertainty regarding the prospects for these Bills has increased in recent months, and no legislation or substantially different legislation may be enacted.  Subject to these qualifications and uncertainties and assuming the House Bill becomes law and there is no change in operations, management currently projects that KCP&L and GMO would be allocated up to approximately 60% and 50%, respectively, fewer allowances than needed to cover their projected 2012 CO2 emissions.  The companies would be required to reduce emissions, purchase allowances or offsets, or a combination of both.  The companies would seek recovery of compliance costs in rates; however, there is no assurance regarding the timing or amount of compliance costs recovery.  The ultimate annual cost of compliance with the Federal RES and the cap and trade program cannot be reasonably estimated at this time, but could be in an initial range of about $300 million to $800 million for Great Plains Energy, including $200 million to $600 million for KCP&L.  These potential costs could require electric rate increases initially aggregating about 15% to 45% for Great Plains Energy, including 20% to 50% for KCP&L.  As the number of allowances is reduced, and the Federal RES increases over time, the costs and resulting electric rates would increase as well.  Additional greenhouse gas bills may be introduced in Congress, but the provisions of any legislation that may be enacted, including when and to what extent such legislation will regulate CO2 emissions, cannot be determined at this time.

Even if there are no new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.  In April 2010, the EPA finalized greenhouse gas emission standards for light-duty vehicles.  These are the first-ever national greenhouse gas emission standards under the Clean Air Act.

In March 2010, the EPA completed its reconsideration of the 2008 interpretative memorandum that addressed when the Clean Air Act Federal Prevention of Significant Deterioration (PSD) program would cover a pollutant, including greenhouse gases such as CO2.  The EPA affirmed the interpretative memorandum’s position that PSD permitting applicability for stationary sources such as Great Plains Energy’s and KCP&L’s generating facilities is not triggered for a pollutant such as CO2 until a final nationwide rule requires actual control of emissions of the pollutant.  The EPA interprets that PSD permitting requirements are triggered when the control requirement of the nationwide rule takes effect.  The EPA further explained that occurs when the first national rule regulating greenhouse gas takes effect.  The rule limiting greenhouse gas emissions for light-duty vehicles will trigger these requirements in January 2011, the earliest date that 2012 vehicles meeting the standards can be sold in the United States.  In addition, the EPA explained that this interpretation applies to Title V permitting as well.

In September 2009, the EPA announced a proposed rule that focuses on large facilities emitting over 25,000 tons of greenhouse gas emissions per year.  The proposed rule would establish new thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required for new or existing industrial facilities.  In February 2010, the EPA announced it is also considering raising the 25,000 tons of greenhouse gas threshold contained in the proposed rule.  Most of Great Plains Energy’s and KCP&L’s generating facilities would be subject to the proposed New Source Review program greenhouse gas provisions.  The EPA could also propose rulemaking specific to New Source Performance Standards or other programs as identified in the EPA’s July 2008 advanced notice of proposed rulemaking on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  These proposed and potential rules may ultimately regulate greenhouse gas emissions, which may include such emissions from Great Plains Energy’s and KCP&L’s facilities.

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2MW for each of KCP&L and GMO in 2011) required to come from solar resources.  Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on the companies cannot be reasonably estimated at this time.  However, there is a potential that KCP&L could be required to add up to 115MW in additional renewable energy resources, including 2MW of solar resources, by 2011, which could be satisfied through ownership, purchase power agreements or renewable energy credits.  In December 2009, KCP&L issued requests for proposals to add up to 300MW of wind generation in the 2010 – 2011 timeframe under purchase power agreements and/or the combination of purchase power agreements and arrangements where KCP&L would own and operate the facilities after development and construction.  KCP&L is evaluating the proposals and anticipates entering into a 100MW power purchase agreement for deliveries starting by the end of 2010.  Subject to the final MPSC regulations, GMO expects that its existing renewable resources will achieve compliance with the Missouri standards until 2014, except for the solar resources requirement.  KCP&L and GMO issued a request for proposals for solar resources, and are evaluating the responses.  Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

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

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric utilities.  The EPA is considering two options in this proposal.  Under the first proposal, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C of RCRA, when they are destined for disposal in landfills or surface impoundments.  Under the second proposal, the EPA would regulate disposal of CCRs under subtitle D of RCRA.  The companies principally use coal in generating electricity and dispose of the combustion products in both on-site facilities and facilities owned by third parties.  The proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L in connection with achieving compliance with the requirements proposed.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

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

At March 31, 2010, and December 31, 2009, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At March 31, 2010, and December 31, 2009, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at March 31, 2010, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

In April 2010, the EPA announced an advance notice of proposed rulemaking for the use and distribution in commerce of certain PCBs, PCB items and certain other areas of the PCB regulations.  The EPA is reassessing the use, distribution in commerce, marking, and storage for reuse of liquid PCBs in electric and non-electric equipment and the use of the 50 ppm level for excluded PCB products among other things.  The impact on Great Plains Energy and KCP&L cannot be determined until the regulations are finalized.

12.	LEGAL PROCEEDINGS

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

KCP&L Advanced Coal Credit Arbitration
In 2009, KCP&L was served a notice to arbitrate by Empire District Electric Company (Empire), Kansas Electric Cooperative, Inc. (KEPCO) and Missouri Joint Municipal Electric Utility Commission (MJMEUC), joint owners of Iatan No. 2.  The joint owners asserted that they are entitled to receive proportionate shares (or the monetary equivalent) of approximately $125 million of qualifying advance coal project credit for Iatan No. 2.  As independent entities, the joint owners are taxed separately and the joint owners do not dispute that they did not, in fact, apply for the credits themselves.  Notwithstanding this, the joint owners contend that they should receive proportional shares of the credit.  This matter was heard by an arbitration panel in November 2009.  On December 30, 2009, the panel issued its order denying the KEPCO and MJMEUC claims but ordering KCP&L and Empire to jointly seek a reallocation of the tax credit from the IRS giving Empire its representative percentage of the total tax credit, worth approximately $17.7 million.  The order further specifies that if the IRS denies the parties’ reallocation request or if Empire is allocated less than its proportionate share of the tax credits, KCP&L will be responsible for paying Empire the full value of its representative percentage of the tax credits (less the amount of tax credits, if any, Empire ultimately receives) in cash.  KCP&L has recorded a $17.7 million liability in other current liabilities for this matter.  KCP&L filed its appeal of the arbitration order on March 31, 2010.

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

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8 million in refunds.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes that period, MPS Merchant could be found to owe refunds.

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

On October 6, 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.  In December 2009, the court affirmed the dismissal and the MPSC filed a request for rehearing or, in the alternative, transfer to the Missouri Supreme Court.  The Supreme Court accepted the transfer in April 2010.

The ultimate outcome of these matters cannot be predicted.

13.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $27.1 million and $25.0 million, respectively, for the three months ended March 31, 2010 and 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	March 31	December 31
	2010	2009
	(millions)
Receivable from GMO	$5.1	$26.4
Payable to Services	(0.1)	(0.2)
Receivable from Great Plains Energy	14.6	15.1
Receivable from MPS Merchant	1.0	0.9

14.	DERIVATIVE INSTRUMENTS

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

Interest Rate Risk Management
In December 2009, Great Plains Energy entered into a Forward Starting Swap (FSS) with a notional amount of $100.0 million and in January 2010 entered into another FSS with a notional amount of $25.0 million, both to hedge against interest rate fluctuations on debt anticipated to be issued in 2010.  The two FSS remove a portion of the interest rate variability on $125.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The two FSS are treated as cash flow hedges with no ineffectiveness recorded for the three months ended March 31, 2010.  At March 31, 2010, a $2.4 million loss was recorded in OCI for the two FSS.

Also in December 2009, Great Plains Energy entered into three FSS with a total notional amount of $262.5 million and in January 2010 entered into two additional FSS with a notional amount of $87.5 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2011.  The five FSS remove a portion of the interest rate variability on $350.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The five FSS are treated as cash flow hedges with no ineffectiveness for the three months ended March 31, 2010.  At March 31, 2010, a $5.7 million loss was recorded in OCI for the five FSS.

In March 2009, KCP&L issued $400.0 million of long-term debt and settled three FSS simultaneously with the issuance of this long-term fixed rate debt.  No ineffectiveness was recorded on the three FSS in 2009.  A pre-tax loss of $53.4 million was recorded to OCI and is being reclassified to interest expense over the life of the ten-year debt.  For the three months ended March 31, 2010, $1.3 million of the loss was reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At March 31, 2010, KCP&L has hedged 57% and 8%, respectively, of the 2010 and 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended March 31, 2010 and 2009.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At March 31, 2010, KCP&L has hedged 24% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded as a cost of the construction of Iatan No. 2.  KCP&L has not recorded any ineffectiveness on fuel oil hedges for the three months ended March 31, 2010 and 2009.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At March 31, 2010, GMO had financial contracts in place to hedge approximately 61% and 14% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for the remainder of 2010 and 2011, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement costs are included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivatives) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of trading energy contracts, both physical and financial, as derivative assets or liabilities with an offsetting entry to Great Plains Energy’s consolidated statements of income.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	March 31		December 31
	2010		2009
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$3.2	$(0.2)	$3.2	$-
Non-hedging derivatives	24.8	(5.5)	29.8	(0.9)
Forward contracts
Non-hedging derivatives	259.4	11.1	234.4	9.1
Option contracts
Cash flow hedges	2.3	-	2.3	0.2
Anticipated debt issuance
Forward starting swaps	475.0	(8.1)	362.5	(0.7)
KCP&L
Future contracts
Cash flow hedges	3.2	(0.2)	3.2	-
Option contracts
Cash flow hedges	2.3	-	2.3	0.2

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain derivative instruments designated as hedging instruments as well as derivative instruments not designated as hedging instruments (non-hedging derivatives) under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.5	$ 0.7
Interest rate contracts	Derivative instruments	-	8.1
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	11.5	5.9
Total Derivatives		$ 12.0	$ 14.7

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.9	1.7
Total Derivatives		$ 10.3	$ 2.6

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.5	$ 0.7

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2010	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$ (7.4)	Interest Charges	$ (2.3)
Commodity contracts	(0.4)	Fuel	-
Income Taxes	3.1	Income Tax Expense	0.9
Total	$ (4.7)	Total	$ (1.4)

Three Months Ended March 31, 2009
Interest rate contracts	$ 1.0	Interest Charges	$ (1.1)
Commodity contracts	(1.0)	Fuel	-
Income Taxes	-	Income Tax Expense	0.3
Total	$ -	Total	$ (0.8)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2010	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$ -	Interest Charges	$ (2.2)
Commodity contracts	(0.4)	Fuel	-
Income Taxes	0.2	Income Tax Expense	0.9
Total	$ (0.2)	Total	$ (1.3)

Three Months Ended March 31, 2009
Interest rate contracts	$ 1.0	Interest Charges	$ (1.0)
Commodity contracts	(1.0)	Fuel	-
Income Taxes	-	Income Tax Expense	0.4
Total	$ -	Total	$ (0.6)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized in Regulatory
	Account on Derivatives	Income Statement
Three Months Ended March 31, 2010	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Commodity contracts	$ (6.3)	Fuel	$ (2.2)
Total	$ (6.3)	Total	$ (2.2)

Three Months Ended March 31, 2009
Commodity contracts	$ (11.8)	Fuel	$ (3.1)
Total	$ (11.8)	Total	$ (3.1)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $2.0 million and $(0.1) million, respectively, for the three months ended March 31, 2010 and 2009.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2010	2009	2010	2009
	(millions)
Current assets	$13.2	$13.3	$13.2	$13.3
Current liabilities	(85.0)	(84.9)	(79.3)	(81.2)
Noncurrent liabilities	(5.8)	(0.5)	(0.1)	-
Deferred income taxes	30.2	28.0	25.8	26.4
Total	$(47.4)	$(44.1)	$(40.4)	$(41.5)

Great Plains Energy’s accumulated OCI in the table above at March 31, 2010, includes $11.1 million that is expected to be reclassified to expense over the next twelve months.  KCP&L’s accumulated OCI includes $9.3 million that is expected to be reclassified to expense over the next twelve months.

15.	FAIR VALUE MEASUREMENTS

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and December 31, 2009.

			Fair Value Measurements Using
Description	March 31 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.5)	$0.3	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	76.8	-	76.8	-	-
Debt securities
U.S. Treasury	10.9	-	10.9	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	2.3	-	-	2.3	-
Corporate bonds	20.0	-	-	20.0	-
Foreign governments	0.7	-	-	0.7	-
Other	0.5	-	-	0.5	-
Total nuclear decommissioning trust	114.7	-	87.7	27.0	-
Total	114.7	(0.5)	88.0	27.2	-
Liabilities
Derivative instruments (a)	-	(0.7)	0.4	0.3	-
Total	$-	$(0.7)	$0.4	$0.3	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$11.1	$(0.4)	$0.4	$5.7	$5.4
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	18.2	(0.4)	0.6	12.6	5.4
Liabilities
Derivative instruments (a)	8.1	(5.9)	5.9	8.1	-
Total	$8.1	$(5.9)	$5.9	$8.1	$-
Great Plains Energy
Assets
Derivative instruments (a)	$11.1	$(0.9)	$0.7	$5.9	$5.4
Nuclear decommissioning trust (b)	114.7	-	87.7	27.0	-
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	132.9	(0.9)	88.6	39.8	5.4
Liabilities
Derivative instruments (a)	8.1	(6.6)	6.3	8.4	-
Total	$8.1	$(6.6)	$6.3	$8.4	$-

			Fair Value Measurements Using
Description	December 31 2009	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.2	$(0.2)	$0.2	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	44.5	-	44.5	-	-
Debt securities
U.S. Treasury	11.2	-	11.2	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	3.1	-	-	2.9	0.2
Corporate bonds	18.9	-	-	18.9	-
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total nuclear decommissioning trust	83.1	-	55.7	27.2	0.2
Total	83.3	(0.2)	55.9	27.4	0.2
Liabilities
Derivative instruments (a)	-	(0.2)	-	0.2	-
Total	$-	$(0.2)	$-	$0.2	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$(0.7)	$0.7	$5.1	$4.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	16.3	(0.7)	0.9	12.0	4.1
Liabilities
Derivative instruments (a)	0.8	(1.6)	1.6	0.8	-
Total	$0.8	$(1.6)	$1.6	$0.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.4	$(0.9)	$0.9	$5.3	$4.1
Nuclear decommissioning trust (b)	83.1	-	55.7	27.2	0.2
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	99.6	(0.9)	56.8	39.4	4.3
Liabilities
Derivative instruments (a)	0.8	(1.8)	1.6	1.0	-
Total	$0.8	$(1.8)	$1.6	$1.0	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward priced and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $3.1 million and $29.4 million at March 31, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $15.7 million and $16.2 million at March 31, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At March 31, 2010, and December 31, 2009, Great Plains Energy netted $5.7 million and $0.9 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
Description	Obligations	Instruments	Total
	(milllions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(2.5)	(2.5)
Sales	(0.2)	-	(0.2)
Settlements	-	3.8	3.8
Balance March 31, 2010	$-	$5.4	$5.4

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at March 31, 2010	$-	$1.5	$1.5

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2009	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	(0.6)	(0.5)
Purchases, issuances, and settlements	-	(0.6)	(0.6)
Transfers in and/or out of Level 3	(0.1)	-	(0.1)
Balance March 31, 2009	$6.8	$2.6	$9.4

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at March 31, 2009	$-	$(1.2)	$(1.2)

16.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2010	2009
Current income taxes	(millions)
Federal	$(0.8)	$(5.3)
State	0.8	(1.4)
Total	-	(6.7)
Deferred income taxes
Federal	3.8	(22.4)
State	0.9	(0.8)
Total	4.7	(23.2)
Noncurrent income taxes
Federal	0.8	(1.6)
State	0.2	(0.2)
Foreign	0.3	(2.1)
Total	1.3	(3.9)
Investment tax credit
Deferral	4.2	8.1
Amortization	(0.5)	(0.6)
Total	3.7	7.5
Income tax expense (benefit)	$9.7	$(26.3)

KCP&L
Three Months Ended March 31	2010	2009
Current income taxes	(millions)
Federal	$16.2	$(0.2)
State	3.1	(0.1)
Total	19.3	(0.3)
Deferred income taxes
Federal	(14.4)	(8.8)
State	(1.7)	0.2
Total	(16.1)	(8.6)
Noncurrent income taxes
Federal	0.5	(1.3)
State	0.1	(0.1)
Total	0.6	(1.4)
Investment tax credit
Deferral	4.2	8.1
Amortization	(0.4)	(0.4)
Total	3.8	7.7
Total	$7.6	$(2.6)

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$10.5	$(1.6)	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.6)	(3.5)	(8.6)	75.0
Amortization of investment tax credits	(0.5)	(0.6)	(1.8)	11.9
Federal income tax credits	(1.9)	(2.5)	(6.5)	55.0
State income taxes	0.9	(0.6)	3.1	12.5
Medicare Part D subsidy legislation	2.8	-	9.4	-
Changes in uncertain tax positions, net	0.3	(74.1)	1.1	1,599.4
Valuation allowance	-	56.0	-	(1,209.4)
Other	0.2	0.6	0.3	(10.5)
Total	$9.7	$(26.3)	32.0%	568.9%

KCP&L	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$9.4	$2.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.1)	(2.3)	(7.8)	(39.5)
Amortization of investment tax credits	(0.4)	(0.4)	(1.3)	(6.1)
Federal income tax credits	(1.9)	(2.3)	(7.2)	(39.4)
State income taxes	0.7	-	2.6	(0.2)
Medicare Part D subsidy legislation	2.8	-	10.5	-
Changes in uncertain tax positions, net	-	0.1	-	0.8
Other	(0.9)	0.3	(3.5)	5.5
Total	$7.6	$(2.6)	28.3%	(43.9	) %

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

Great Plains Energy and KCP&L recognized deferred federal tax benefits of $4.2 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively.  However, tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized a separate deferred advanced coal ITC expense to offset the current and deferred federal tax benefit.  At March 31, 2010, and December 31, 2009, Great Plains Energy and KCP&L had $115.6 million and $111.4 million, respectively, of deferred advanced coal ITC.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.  See Note 12 for a related legal proceeding.

Uncertain Tax Positions
At March 31, 2010, and December 31, 2009, Great Plains Energy had $52.6 million and $51.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.6 million at March 31, 2010, and $17.3 million at December 31, 2009, are expected to impact the effective tax rate if recognized.

At March 31, 2010, and December 31, 2009, KCP&L had $21.4 million and $20.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.4 million at March 31, 2010, and December 31, 2009, are expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2010	2009	2010	2009
	(millions)
Beginning balance	$51.4	$97.3	$20.9	$17.6
Additions for current year tax positions	1.3	13.2	0.9	3.9
Additions for prior year tax positions	-	8.2	-	3.0
Additions for GMO prior year tax positions	-	11.6	-	-
Reductions for prior year tax positions	(0.4)	(1.3)	(0.4)	(0.8)
Settlements	-	(76.7)	-	(2.2)
Statute expirations	-	(0.7)	-	(0.6)
Foreign currency translation adjustments	0.3	(0.2)	-	-
Ending balance	$52.6	$51.4	$21.4	$20.9

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and recognize penalties related to unrecognized tax benefits in non-operating expenses.  At March 31, 2010, and December 31, 2009, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.4 million and $5.9 million, respectively.  Amounts accrued for penalties related to unrecognized tax benefits were $1.1 million at March 31, 2010 and December 31, 2009.  KCP&L had accrued interest related to unrecognized tax benefits of $1.8 million and $1.7 million at March 31, 2010, and December 31, 2009, respectively.  Amounts accrued for penalties related to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2005-2008 tax years and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  The Company estimates that it is reasonably possible that $5.1 million for Great Plains Energy and $4.9 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

17.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Other includes GMO activity other than its regulated utility operations, Services, KLT Inc., unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric Utility		Great Plains
March 31, 2010		Other	Energy
	(millions)
Operating revenues	$506.9	$-	$506.9
Depreciation and amortization	(82.2)	-	(82.2)
Interest charges	(36.2)	(10.3)	(46.5)
Income tax (expense) benefit	(11.6)	1.9	(9.7)
Net income (loss)	24.9	(4.6)	20.3

Three Months Ended	Electric Utility		Great Plains
March 31, 2009		Other	Energy
	(millions)
Operating revenues	$419.2	$-	$419.2
Depreciation and amortization	(69.0)	-	(69.0)
Interest charges	(34.3)	(3.0)	(37.3)
Income tax benefit	5.8	20.5	26.3
Loss from equity investments	-	(0.1)	(0.1)
Net income	7.4	14.3	21.7

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2010	(millions)
Assets	$8,905.8	$100.3	$(421.6)	$8,584.5
Capital expenditures (a)	176.9	-	-	176.9
December 31, 2009
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures (a)	841.3	-	-	841.3
(a) Capital expenditures reflect year to date amounts for the periods presented.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries are KCP&L, GMO, KLT Inc. and Services.  Great Plains Energy’s sole reportable business segment is electric utility.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2010, were $19.9 million or $0.15 per share compared to $21.3 million, or $0.18 per share, for the same period in 2009.  Electric utility’s net income increased $17.5 million primarily driven by an increase in gross margins due to new retail rates partially offset by increased operations and maintenance expense driven by planned plant outages and increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009.  Great Plains Energy’s corporate and other activities had a loss of $5.0 million for the three months ended March 31, 2010, compared to income of $13.9 million for the same period in 2009.  First quarter 2010 reflects $4.6 million of after-tax interest expense for Equity Units issued in May 2009 and first quarter 2009 reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.

Comprehensive Energy Plan – Iatan No. 2
In April of 2010, Great Plains Energy and KCP&L announced the results of a cost and schedule reforecast for Iatan No. 2.  Based on the results of the reforecast process, the Company currently projects a fourth quarter 2010 in-service date for Iatan No. 2.  The current and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include allowance for funds used during construction or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Current Estimate			Previous Estimate
	Range			Range			Change
	(millions)
Great Plains Energy's 73% share of Iatan No. 2	$1,222	-	$1,251	$1,153	-	$1,201	$69	-	$50
KCP&L's 55% share of Iatan No. 2	919	-	941	868	-	904	51	-	37

The increase in the cost estimate ranges is primarily due to the shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considers appropriate in light of recent start-up events encountered at other coal plants under construction.

KCP&L currently expects that the rates to be set in its pending Kansas rate case will be effective late in the fourth quarter of 2010 or early first quarter of 2011.  KCP&L and GMO expect to file rate cases in Missouri in the second quarter of 2010 to include costs related to Iatan No. 2, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service.  Any authorized changes to retail rates are expected to be effective in the second quarter of 2011.

RELATED PARTY TRANSACTIONS

See Note 13 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 11 to the consolidated financial statements for information regarding environmental matters.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2010	2009
	(millions)
Operating revenues	$506.9	$419.2
Fuel	(101.8)	(87.6)
Purchased power	(65.5)	(57.2)
Transmission of electricity by others	(5.6)	(6.0)
Gross margin (a)	334.0	268.4
Other operating expenses	(189.8)	(178.5)
Depreciation and amortization	(82.2)	(69.0)
Operating income	62.0	20.9
Non-operating income and expenses	14.5	11.9
Interest charges	(46.5)	(37.3)
Income tax (expense) benefit	(9.7)	26.3
Loss from equity investments	-	(0.1)
Net income	20.3	21.7
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$19.9	$21.3
(a) Gross margin is a non-GAAP measure. See explanation below.

Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2010, decreased to $19.9 million, or $0.15 per share, from $21.3 million, or $0.18 per share for the same period in 2009.

Electric utility’s net income increased $17.5 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily driven by an increase in gross margins due to new retail rates partially offset by increased operations and maintenance expense driven by planned plant outages and increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009.

Great Plains Energy’s corporate and other activities had a loss of $5.0 million for the three months ended March 31, 2010, compared to income of $13.9 million for the same period in 2009.  First quarter 2010 reflects $4.6 million of after-tax interest expense for Equity Units issued in May 2009 and first quarter 2009 reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.

Gross Margin
Gross margin is a financial measure that is not calculated in accordance with generally accepted accounting principles (GAAP).  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission of electricity by others.  Expenses for fuel, purchased power and transmission of electricity by others, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility’s operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The companies’ definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2010	2009
	(millions)
Operating revenues	$506.9	$419.2
Fuel	(101.8)	(87.6)
Purchased power	(65.5)	(57.2)
Transmission of electricity by others	(5.6)	(6.0)
Gross margin (a)	334.0	268.4
Other operating expenses	(189.0)	(175.2)
Depreciation and amortization	(82.2)	(69.0)
Operating income	62.8	24.2
Non-operating income and expenses	9.9	11.7
Interest charges	(36.2)	(34.3)
Income tax (expense) benefit	(11.6)	5.8
Net income	$24.9	$7.4
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's
Results of Operations.

The following table summarizes electric utility’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$204.7	$168.8	21	2,539	2,291	11
Commercial	182.3	157.3	16	2,624	2,550	3
Industrial	40.4	35.5	14	745	729	2
Other retail revenues	4.2	3.9	10	25	29	(6)
Fuel recovery mechanism under (over) recovery	13.6	11.8	16	NA	NA	NA
Total retail	445.2	377.3	18	5,933	5,599	6
Wholesale revenues	49.7	28.7	73	1,323	813	63
Other revenues	12.0	13.2	(8)	NA	NA	NA
Operating revenues	506.9	419.2	21	7,256	6,412	13
Fuel	(101.8)	(87.6)	16
Purchased power	(65.5)	(57.2)	15
Transmission of electricity by others	(5.6)	(6.0)	(8)
Gross margin	$334.0	$268.4	24

Electric utility’s gross margin increased $65.6 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to an increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.

Retail MWhs sold increased due to favorable winter weather, with a 15% increase in heating degree days and an increase in weather-normalized customer demand reflecting an improving economic climate.  Wholesale MWhs sold increased due to a 15% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was a result of Iatan No. 1 being off-line the entire first quarter of 2009 to complete an environmental upgrade and unit overhaul and Sibley No. 3 being off-line roughly half the quarter to complete an environmental upgrade, with the expenditures being capitalized, therefore, not impacting operating and maintenance expenses.  As a result, coal base load equivalent availability factor increased to 78% for the three months ended March 31, 2010, compared to 64% for the same period in 2009.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $13.8 million for the three months ended March 31, 2010, compared to the same period in 2009 due to a $10.3 million increase in operating and maintenance expenses driven primarily by planned plant outages and a $3.4 million increase in general taxes driven by increased gross receipts taxes on higher retail revenues.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $13.2 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to $7.0 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009, as well as normal depreciation activity for other capital additions.

Electric Utility Interest Charges
Electric utility’s interest charges increased $1.9 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to interest on KCP&L’s $400.0 million of Mortgage Bonds Series 2009A issued in March 2009, partially offset by decreased commercial paper outstanding and the maturity of GMO’s 7.625% Senior Notes in December 2009.

Electric Utility Income Tax Expense
Electric utility had income tax expense of $11.6 million for the three months ended March 31, 2010, compared to an income tax benefit of $5.8 million for the same period in 2009 due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2010 compared to December 31, 2009)

•
Great Plains Energy’s receivables, net decreased $40.8 million primarily due to a $17.5 million decrease in customer accounts receivable resulting from seasonal decreases, a $7.4 million decrease in receivables from joint owners primarily related to the Iatan No. 2 project and a decrease in wholesale sales receivables of $4.5 million driven by a decrease in market rates.

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable of $95.0 million reflects the adoption on January 1, 2010, of new accounting guidance for transfers of financial assets.  See Note 3 to the consolidated financial statements for additional information.

•
Great Plains Energy’s electric utility plant increased $66.0 million primarily due to $37.8 million placed in service for the Iatan No. 1 environmental project and certain Iatan facility common costs, in addition to normal plant activity.

•
Great Plains Energy’s construction work in progress increased $68.3 million primarily due to an $80.6 million increase related to Iatan No. 2, partially offset by $37.8 million for projects placed in service as described above, in addition to normal plant activity.

•	Great Plains Energy’s notes payable and commercial paper increased $57.5 million and $17.4 million, respectively, due to increased borrowings driven by the timing of cash payments.

•	Great Plains Energy’s accounts payable decreased $104.2 million primarily due to the timing of cash payments, including payments related to KCP&L’s Comprehensive Energy Plan projects.

•	Great Plains Energy’s accrued taxes increased $22.5 million primarily due to the timing of property tax payments.

•	Great Plains Energy’s accrued compensation and benefits decreased $10.3 million primarily due to the 2010 payment of amounts accrued at December 31, 2009.

•
Great Plains Energy’s long-term debt decreased $147.0 million primarily to reflect GMO’s $137.3 million 7.95% Senior Notes as current maturities.  Current maturities of long-term debt increased similarly.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowings under its revolving credit facility.

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at March 31, 2010, consisted of $6.3 million of cash and cash equivalents on hand and $833.6 million of unused bank lines of credit.  The unused lines consisted of $357.7 million from Great Plains Energy's revolving credit facility, $375.1 million from KCP&L's credit facilities and $100.8 million from GMO’s revolving credit facility.  See Note 9 to the consolidated financial statements for more information on these agreements.

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

Cash Flows from Operating Activities
On January 1, 2010, Great Plains Energy adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at March 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash for the three months ended March 31, 2010.  Additionally, cash flows from operating activities for three months ended March 31, 2009, reflected the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in the first quarter of 2009.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $126.2 million for the three months ended March 31, 2010, compared to the same period in 2009 due to a decrease in KCP&L’s cash utility expenditures primarily related to the Iatan No. 1 environmental project and a first quarter 2009 payment of $44.5 million related to a wind project.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2010, reflect additional short-term borrowings to support interest and dividend payments, in addition to the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2009, reflect KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Great Plains Energy sold 3.8 million shares of common stock for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  The proceeds from these issuances were used to repay short-term borrowings at KCP&L.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this amount as of March 31, 2010.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At March 31, 2010, there was $896.0 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt authorization through April 2012, conditioned on interest rates not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2010, there was $217.0 million available under this authorization.  GMO has $750.0 million of FERC long-term debt authorization through July 31, 2010, none of which has been utilized.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2010, KCP&L had outstanding payables under the money pool of $1.5 million to Great Plains Energy and $7.0 million to GMO.

Debt Agreements
See Note 9 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  For the three months ended March 31, 2010, the Company contributed $4.5 million to the plans and expects to contribute an additional $60.3 million in 2010 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $18.4 million under the provisions of these plans in 2010, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Credit Ratings
On March 12, 2010, Moody’s Investors Service, Inc. lowered the senior unsecured rating for KCP&L to “Baa2” from “Baa1”, and affirmed KCP&L’s “A3” senior secured rating and “Prime-2” short-term commercial paper rating.  Moody’s affirmed Great Plains Energy’s and GMO’s senior unsecured rating at “Baa3”, and changed the outlook for Great Plains Energy, KCP&L and GMO to “stable” from “negative”.

On April 9, 2010, Standard & Poor’s changed the outlook for Great Plains Energy, KCP&L and GMO to “stable” from “negative”.  Standard & Poor’s also raised KCP&L's short-term commercial paper rating to “A-2” from “A-3” and affirmed all of Great Plains Energy’s, KCP&L’s and GMO’s long-term ratings, including Great Plains Energy’s “BBB” corporate credit rating.

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

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2010	2009
	(millions)
Operating revenues	$335.6	$277.5
Fuel	(61.5)	(52.7)
Purchased power	(27.3)	(24.4)
Transmission of electricity by others	(2.9)	(2.9)
Gross margin (a)	243.9	197.5
Other operating expenses	(139.9)	(131.0)
Depreciation and amortization	(63.5)	(51.6)
Operating income	40.5	14.9
Non-operating income and expenses	8.0	8.1
Interest charges	(21.7)	(17.2)
Income tax (expense) benefit	(7.6)	2.6
Net income	$19.2	$8.4
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's
Results of Operations.

The following table summarizes KCP&L’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$122.3	$98.5	24	1,461	1,310	12
Commercial	134.3	115.2	17	1,859	1,809	3
Industrial	26.3	23.5	12	448	450	(1)
Other retail revenues	3.0	2.6	16	23	23	1
Kansas ECA (over) under recovery	1.0	4.8	(79)	NA	NA	NA
Total retail	286.9	244.6	17	3,791	3,592	6
Wholesale revenues	43.8	27.3	61	1,178	777	51
Other revenues	4.9	5.6	(13)	NA	NA	NA
Operating revenues	335.6	277.5	21	4,969	4,369	14
Fuel	(61.5)	(52.7)	17
Purchased power	(27.3)	(24.4)	12
Transmission of electricity by others	(2.9)	(2.9)	(2)
Gross margin	$243.9	$197.5	24

KCP&L’s gross margin increased $46.4 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.

Retail MWhs sold increased due to favorable winter weather, with a 15% increase in heating degree days and an increase in weather-normalized customer demand reflecting an improving economic climate.  Wholesale MWhs sold increased due to a 16% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was a result of Iatan No. 1 being off-line the entire first quarter of 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized, therefore, not impacting operating and maintenance expenses.  As a result, coal base load equivalent availability factor increased to 75% for the three months ended March 31, 2010, compared to 61% for the same period in 2009.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $8.9 million for the three months ended March 31, 2010, compared to the same period in 2009 due to a $7.9 million increase in operating and maintenance expenses primarily driven by planned plant outages and a $1.0 million increase in general taxes driven by increased gross receipts taxes on increased retail revenues.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $11.9 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to $7.0 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases, and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009, as well as normal depreciation activity for other capital additions.

KCP&L Interest Charges
KCP&L’s interest charges increased $4.5 million for the three months ended March 31, 2010, compared to the same period in 2009 primarily due to interest on $400.0 million of Mortgage Bonds Series 2009A issued in March 2009, partially offset by decreased commercial paper outstanding.

KCP&L Income Tax Expense
KCP&L had income tax expense of $7.6 million for the three months ended March 31, 2010, compared to an income tax benefit of $2.6 million for the same period in 2009 primarily due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2009 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2009 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2010, was $21.3 million, net of $2.0 million of collateral.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 6, 11 and 12 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward looking statements contained in this report.  The business of Great Plains Energy and KCP&L is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2009 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  Those risk factors, as well as the information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended March 31, 2010.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	10,072 (1)	$ 20.65	-	N/A
February 1 - 28	83,411 (2)	17.44	-	N/A
March 1 - 31	-	-	-	N/A
Total	93,483	$ 17.79	-	N/A
(1)	Represents restricted common shares surrendered to the Company following the resignation of a certain officer.
(2)	Represents common stock shares surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Election of Directors
The following information is provided in this Quarterly Report in lieu of reporting such information under Item 5.07, Submission of Matters to a Vote of Security Holders, of Form 8-K.

Great Plains Energy
Great Plains Energy’s annual meeting of shareholders was held on May 4, 2010.  The shareholders elected ten directors, and ratified the appointment of Deloitte & Touche LLP as independent auditors for 2010.  The ten persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy’s annual meeting in 2011 and until their successors are elected and qualified.

The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
David L. Bodde	64,539,752	23,840,792	29,542,497
Michael J. Chesser	81,965,756	6,414,788	29,542,497
William H. Downey	84,433,728	3,946,816	29,542,497
Randall C. Ferguson, Jr.	83,605,540	4,775,004	29,542,497
Gary D. Forsee	62,810,120	25,570,424	29,542,497
James A. Mitchell	64,552,284	23,828,260	29,542,497
William C. Nelson	62,781,774	25,598,770	29,542,497
John J. Sherman	85,109,518	3,271,026	29,542,497
Linda H. Talbot	64,478,518	23,902,026	29,542,497
Robert H. West	64,497,686	23,882,858	29,542,497

No votes were cast against the nominees due to cumulative voting.

Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2010.  The voting regarding the appointment was as follows:

Votes For	Votes Against	Abstentions
115,691,047	1,814,362	417,630

KCP&L
Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.

Extension of Accounts Receivable Facility
The following information is provided in this Quarterly Report in lieu of reporting such information under Item 5.07, Entry into a Material Definitive Agreement, of Form 8-K.

KCP&L, Receivables Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Agent) and Victory Receivables Corporation (Purchaser) are parties to a certain Receivables Sale Agreement, dated as of July 1, 2005, as previously amended (as amended, the “RSA”).  Pursuant to the RSA and associated agreements, KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to the Purchaser.

On May 5, 2010, the parties entered into an amendment to the RSA, extending the termination date of the RSA from July 8, 2010, to May 4, 2011.

The Agent is a lender under revolving credit agreements with Great Plains Energy and KCP&L aggregating to $1 billion.  An affiliate of the Agent is a lender under a $400 million revolving credit agreement with GMO, and is trustee for $1.0 billion of GMO’s secured and unsecured debt (including environmental improvement revenue refunding debt issued by certain governmental entities) under several separate indentures.  The Agent and certain of its affiliates have provided, and in the future may continue to provide, investment banking, commercial banking and other financial services, including the provision of credit facilities, to Great Plains Energy, KCP&L and their affiliates in the ordinary course of business for which they have received and may in the future receive customary compensation.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
10.1.1	+	Form of 2010 three-year Performance Share Agreement.
10.1.2	+	Form of 2010 Restricted Stock Agreement.
10.1.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2010.
10.1.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2010.
10.1.5	+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (as Amended and Restated for I.R.C. § 409A), amended effective January 1, 2010.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

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

KCP&L Documents

Exhibit Number		Description of Document
10.2.1	* +
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2010 (filed as Exhibit 10.1.4 hereto).

10.2.2
Amendment dated as of May 5, 2010 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Company, Kansas City Power & Light Company Receivables Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 6, 2010	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 6, 2010	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 6, 2010	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 6, 2010	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)