Form 10-Q
period 2010-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2010-08-05
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company		Yes	X	No	_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company		Yes	_	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the
Exchange Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

On July 31, 2010, Great Plains Energy Incorporated had 135,562,141 shares of common stock outstanding. On July 31, 2010,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, increased costs of retirement, healthcare and other benefits; the timing and amount of resulting synergy savings from the GMO acquisition; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited

Abbreviation or Acronym	Definition

NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PPA	Pension Protection Act of 2006
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholder’s Equity
Unaudited Consolidated Statements of Comprehensive Income

Combined Notes to Unaudited Consolidated Financial Statements for Great Plains Energy Incorporated and Kansas City Power & Light Company
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Assets Held For Sale
Note 5:	Nuclear Plant
Note 6:	Regulatory Matters
Note 7:	Pension Plans and Other Employee Benefits
Note 8:	Equity Compensation
Note 9:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 10:	Long-Term Debt
Note 11:	Commitments and Contingencies
Note 12:	Legal Proceedings
Note 13:	Related Party Transactions and Relationships
Note 14:	Derivative Instruments
Note 15:	Fair Value Measurements
Note 16:	Taxes
Note 17:	Segments and Related Information
Note 18:	Discontinued Operations

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$9.5	$65.9
Funds on deposit	4.1	4.4
Receivables, net	265.1	230.5
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	87.9	85.0
Materials and supplies, at average cost	129.1	121.3
Deferred refueling outage costs	13.9	19.5
Refundable income taxes	9.5	13.5
Deferred income taxes	40.4	36.8
Assets held for sale (Note 4)	18.8	19.4
Derivative instruments	1.6	1.5
Prepaid expenses and other assets	15.6	14.7
Total	690.5	612.5
Utility Plant, at Original Cost
Electric	8,976.0	8,849.0
Less-accumulated depreciation	3,889.7	3,774.5
Net utility plant in service	5,086.3	5,074.5
Construction work in progress	1,628.2	1,508.4
Nuclear fuel, net of amortization of $118.8 and $106.0	70.3	68.2
Total	6,784.8	6,651.1
Investments and Other Assets
Affordable housing limited partnerships	11.6	13.2
Nuclear decommissioning trust fund	109.9	112.5
Regulatory assets	844.0	822.2
Goodwill	169.0	169.0
Derivative instruments	9.5	7.9
Other	72.2	94.4
Total	1,216.2	1,219.2
Total	$8,691.5	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$291.0	$252.0
Collateralized note payable	95.0	-
Commercial paper	297.0	186.6
Current maturities of long-term debt	335.6	1.3
Accounts payable	203.2	315.0
Accrued taxes	56.5	27.9
Accrued interest	71.6	72.5
Accrued compensation and benefits	39.0	45.1
Pension and post-retirement liability	4.6	4.6
Derivative instruments	22.2	0.3
Other	36.3	53.0
Total	1,452.0	958.3
Deferred Credits and Other Liabilities
Deferred income taxes	435.4	381.9
Deferred tax credits	135.2	140.5
Asset retirement obligations	136.9	132.6
Pension and post-retirement liability	436.9	440.4
Regulatory liabilities	235.2	237.8
Derivative instruments	-	0.5
Other	146.4	145.1
Total	1,526.0	1,478.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
135,929,024 and 135,636,538 shares issued, stated value	2,320.1	2,313.7
Retained earnings	556.6	529.2
Treasury stock-369,814 and 213,423 shares, at cost	(8.3)	(5.5)
Accumulated other comprehensive loss	(55.5)	(44.9)
Total	2,812.9	2,792.5
Noncontrolling interest	1.2	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 10)	2,860.4	3,213.0
Total	5,713.5	6,045.7
Commitments and Contingencies (Note 11)
Total	$8,691.5	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
Operating Revenues	(millions, except per share amounts)
Electric revenues	$552.0	$480.5	$1,058.9	$899.7
Operating Expenses
Fuel	104.1	96.8	205.9	184.4
Purchased power	37.9	37.6	103.4	94.8
Transmission of electricity by others	7.2	7.3	12.8	13.3
Utility operating and maintenance expenses	148.4	137.0	299.6	277.9
Depreciation and amortization	81.0	73.4	163.2	142.4
General taxes	37.5	33.7	75.6	68.4
Other	1.0	4.4	1.5	7.3
Total	417.1	390.2	862.0	788.5
Operating income	134.9	90.3	196.9	111.2
Non-operating income	11.2	11.9	27.3	24.7
Non-operating expenses	(2.1)	(1.3)	(3.7)	(2.2)
Interest charges	(46.7)	(46.9)	(93.2)	(84.2)
Income before income tax (expense) benefit and loss
from equity investments	97.3	54.0	127.3	49.5
Income tax (expense) benefit	(32.0)	(17.0)	(41.7)	9.3
Loss from equity investments, net of income taxes	(0.9)	(0.1)	(0.9)	(0.2)
Income from continuing operations	64.4	36.9	84.7	58.6
Loss from discontinued operations, net of income taxes (Note 18)	-	(3.1)	-	(3.1)
Net income	64.4	33.8	84.7	55.5
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to Great Plains Energy	64.3	33.7	84.6	55.4
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$63.9	$33.3	$83.8	$54.6

Average number of basic common shares outstanding	135.1	128.5	135.0	123.9
Average number of diluted common shares outstanding	136.6	128.6	136.6	124.0

Basic earnings (loss) per common share
Continuing operations	$0.47	$0.28	$0.62	$0.47
Discontinued operations	-	(0.02)	-	(0.03)
Basic earnings per common share	$0.47	$0.26	$0.62	$0.44

Diluted earnings (loss) per common share
Continuing operations	$0.47	$0.28	$0.61	$0.47
Discontinued operations	-	(0.02)	-	(0.03)
Diluted earnings per common share	$0.47	$0.26	$0.61	$0.44

Cash dividends per common share	$0.2075	$0.2075	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$84.7	$55.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	163.2	142.4
Amortization of:
Nuclear fuel	12.8	8.6
Other	(4.1)	(6.5)
Deferred income taxes, net	38.9	(3.0)
Investment tax credit amortization	(1.1)	(1.1)
Loss from equity investments, net of income taxes	0.9	0.2
Other operating activities (Note 2)	(174.3)	(154.8)
Net cash from operating activities	121.0	41.3
Cash Flows from Investing Activities
Utility capital expenditures	(335.0)	(496.6)
Allowance for borrowed funds used during construction	(19.4)	(19.3)
Payment to Black Hills for asset sale working capital adjustment	-	(7.7)
Purchases of nuclear decommissioning trust investments	(75.3)	(26.6)
Proceeds from nuclear decommissioning trust investments	73.5	24.7
Other investing activities	(5.9)	(0.1)
Net cash from investing activities	(362.1)	(525.6)
Cash Flows from Financing Activities
Issuance of common stock	3.2	215.8
Issuance of long-term debt	-	695.1
Issuance fees	(0.1)	(22.4)
Repayment of long-term debt	(1.1)	(1.7)
Net change in short-term borrowings	149.4	(394.4)
Net change in collateralized short-term borrowings	95.0	-
Dividends paid	(57.0)	(53.6)
Other financing activities	(4.7)	(1.6)
Net cash from financing activities	184.7	437.2
Net Change in Cash and Cash Equivalents	(56.4)	(47.1)
Cash and Cash Equivalents at Beginning of Year	65.9	61.1
Cash and Cash Equivalents at End of Period	$9.5	$14.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date June 30	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	135,636,538	$2,313.7	119,375,923	$2,118.4
Issuance of common stock	189,275	3.5	15,656,447	216.0
Common stock issuance fees	-	-	-	(6.8)
Issuance of restricted common stock	103,211	1.8	365,687	5.3
Equity compensation expense, net of forfeitures		0.6		(0.3)
Unearned Compensation
Issuance of restricted common stock		(1.8)		(5.3)
Forfeiture of restricted common stock		0.6		0.8
Compensation expense recognized		1.7		2.1
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		-		(22.4)
Other		-		(0.2)
Ending balance	135,929,024	2,320.1	135,398,057	2,307.6
Retained Earnings
Beginning balance		529.2		489.3
Net income attributable to Great Plains Energy		84.6		55.4
Dividends:
Common stock		(56.2)		(52.8)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.2)		(0.1)
Performance shares amendment		-		0.3
Ending balance		556.6		491.3
Treasury Stock
Beginning balance	(213,423)	(5.5)	(120,677)	(3.6)
Treasury shares acquired	(157,308)	(2.8)	(116,526)	(2.6)
Treasury shares reissued	917	-	794	-
Ending balance	(369,814)	(8.3)	(236,409)	(6.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(44.9)		(53.5)
Derivative hedging activity, net of tax		(10.7)		2.5
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(55.5)		(50.9)
Total Great Plains Energy Common Shareholders' Equity		$2,812.9		$2,741.8

Noncontrolling Interest
Beginning balance		$1.2		$1.0
Net income attributable to noncontrolling interest		0.1		0.1
Distribution		(0.1)		-
Ending balance		$1.2		$1.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Net income	$64.4	$33.8	$84.7	$55.5
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(14.3)	0.7	(22.1)	0.7
Income tax (expense) benefit	5.5	(0.2)	8.6	(0.2)
Net gain (loss) on derivative hedging instruments	(8.8)	0.5	(13.5)	0.5
Reclassification to expenses, net of tax	1.4	1.2	2.8	2.0
Derivative hedging activity, net of tax	(7.4)	1.7	(10.7)	2.5
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs	0.2	0.2	0.2	0.2
Income tax expense	(0.1)	(0.1)	(0.1)	(0.1)
Net change in unrecognized pension expense	0.1	0.1	0.1	0.1
Comprehensive income	57.1	35.6	74.1	58.1
Less: comprehensive income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Comprehensive income attributable to Great Plains Energy	$57.0	$35.5	$74.0	$58.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.0	$17.4
Funds on deposit	0.2	0.1
Receivables, net	150.0	161.7
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	50.9	45.6
Materials and supplies, at average cost	90.1	84.8
Deferred refueling outage costs	13.9	19.5
Deferred income taxes	4.1	0.3
Derivative instruments	0.3	0.2
Prepaid expenses and other assets	12.5	11.0
Total	421.0	340.6
Utility Plant, at Original Cost
Electric	6,346.7	6,258.5
Less-accumulated depreciation	2,986.4	2,899.0
Net utility plant in service	3,360.3	3,359.5
Construction work in progress	1,234.1	1,144.1
Nuclear fuel, net of amortization of $118.8 and $106.0	70.3	68.2
Total	4,664.7	4,571.8
Investments and Other Assets
Nuclear decommissioning trust fund	109.9	112.5
Regulatory assets	618.0	612.1
Other	38.8	65.3
Total	766.7	789.9
Total	$5,852.4	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$-
Commercial paper	297.0	186.6
Current maturities of long-term debt	0.2	0.2
Accounts payable	154.3	237.9
Accrued taxes	48.0	23.7
Accrued interest	25.4	26.7
Accrued compensation and benefits	39.0	45.1
Pension and post-retirement liability	3.2	3.2
Other	7.7	26.1
Total	669.8	549.5
Deferred Credits and Other Liabilities
Deferred income taxes	568.5	559.4
Deferred tax credits	130.8	135.7
Asset retirement obligations	123.7	119.8
Pension and post-retirement liability	417.9	421.2
Regulatory liabilities	122.1	126.9
Other	83.2	78.2
Total	1,446.2	1,441.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	432.5	410.1
Accumulated other comprehensive loss	(39.2)	(41.5)
Total	1,956.4	1,931.7
Long-term debt (Note 10)	1,780.0	1,779.9
Total	3,736.4	3,711.6
Commitments and Contingencies (Note 11)
Total	$5,852.4	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
Operating Revenues	(millions)
Electric revenues	$372.6	$324.8	$708.2	$602.3
Operating Expenses
Fuel	67.9	60.1	129.4	112.8
Purchased power	10.9	14.4	38.2	38.8
Transmission of electricity by others	4.0	3.0	6.9	5.9
Operating and maintenance expenses	111.9	96.6	220.6	197.4
Depreciation and amortization	62.3	55.2	125.8	106.8
General taxes	30.9	27.3	62.1	57.6
Other	-	-	-	(0.1)
Total	287.9	256.6	583.0	519.2
Operating income	84.7	68.2	125.2	83.1
Non-operating income	8.4	6.9	17.2	16.1
Non-operating expenses	(1.4)	(1.0)	(2.2)	(2.1)
Interest charges	(22.0)	(23.2)	(43.7)	(40.4)
Income before income tax expense	69.7	50.9	96.5	56.7
Income tax expense	(21.5)	(16.0)	(29.1)	(13.4)
Net income	$48.2	$34.9	$67.4	$43.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$67.4	$43.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	125.8	106.8
Amortization of:
Nuclear fuel	12.8	8.6
Other	11.0	8.3
Deferred income taxes, net	(12.2)	(13.8)
Investment tax credit amortization	(0.7)	(0.7)
Other operating activities (Note 2)	(126.8)	(74.6)
Net cash from operating activities	77.3	77.9
Cash Flows from Investing Activities
Utility capital expenditures	(247.5)	(378.9)
Allowance for borrowed funds used during construction	(15.5)	(15.9)
Purchases of nuclear decommissioning trust investments	(75.3)	(26.6)
Proceeds from nuclear decommissioning trust investments	73.5	24.7
Net money pool lending	6.0	-
Other investing activities	(4.0)	2.6
Net cash from investing activities	(262.8)	(394.1)
Cash Flows from Financing Activities
Issuance of long-term debt	-	407.6
Issuance fees	(0.1)	(4.0)
Net change in short-term borrowings	110.4	(300.4)
Net change in collateralized short-term borrowings	95.0	-
Net money pool borrowings	11.8	-
Dividends paid to Great Plains Energy	(45.0)	(36.0)
Equity contribution from Great Plains Energy	-	247.5
Net cash from financing activities	172.1	314.7
Net Change in Cash and Cash Equivalents	(13.4)	(1.5)
Cash and Cash Equivalents at Beginning of Year	17.4	5.4
Cash and Cash Equivalents at End of Period	$4.0	$3.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,563.1	1	$1,315.6
Equity contribution from Great Plains Energy		-		247.5
Ending balance	1	1,563.1	1	1,563.1
Retained Earnings
Beginning balance		410.1		353.2
Net income		67.4		43.3
Dividends:
Common stock held by Great Plains Energy		(45.0)		(36.0)
Ending balance		432.5		360.5
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(41.5)		(46.9)
Derivative hedging activity, net of tax		2.3		2.4
Ending balance		(39.2)		(44.5)
Total Common Shareholder's Equity		$1,956.4		$1,879.1

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Net income	$48.2	$34.9	$67.4	$43.3
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.2)	0.7	(0.6)	0.7
Income tax (expense) benefit	-	(0.2)	0.2	(0.2)
Net gain (loss) on derivative hedging instruments	(0.2)	0.5	(0.4)	0.5
Reclassification to expenses, net of tax	1.4	1.3	2.7	1.9
Derivative hedging activity, net of tax	1.2	1.8	2.3	2.4
Comprehensive income	$49.4	$36.7	$69.7	$45.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” “KCP&L,” and “Companies” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
Income	(millions, except per share amounts)
Income from continuing operations	$64.4	$36.9	$84.7	$58.6
Less: net income attributable to noncontrolling interest	0.1	0.1	0.1	0.1
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Income from continuing operations available for common shareholders	$63.9	$36.4	$83.8	$57.7
Common Shares Outstanding
Average number of common shares outstanding	135.1	128.5	135.0	123.9
Add: effect of dilutive securities	1.5	0.1	1.6	0.1
Diluted average number of common shares outstanding	136.6	128.6	136.6	124.0
Basic EPS from continuing operations	$0.47	$0.28	$0.62	$0.47
Diluted EPS from continuing operations	$0.47	$0.28	$0.61	$0.47

The computation of diluted EPS for the three months ended June 30, 2010, excludes anti-dilutive shares consisting of 41,604 performance shares, 93,106 restricted stock shares and 207,290 stock options.

The computation of diluted EPS year to date June 30, 2010, excludes anti-dilutive shares consisting of 50,034 performance shares, 251,526 restricted stock shares and 213,248 stock options.

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

Dividends Declared
In August 2010, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable September 20, 2010, to shareholders of record as of August 27, 2010.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2010, to shareholders of record as of November 9, 2010.

In August 2010, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on September 16, 2010.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$(33.0)	$0.1
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	(2.9)	(0.8)
Materials and supplies	(7.8)	(10.7)
Accounts payable	(49.0)	(101.2)
Accrued taxes	29.4	31.7
Accrued interest	(0.9)	5.0
Deferred refueling outage costs	5.6	5.5
Accrued plant maintenance costs	0.9	0.8
Fuel adjustment clauses	1.6	3.6
Pension and post-retirement benefit obligations	7.8	28.6
Allowance for equity funds used during construction	(20.2)	(20.1)
Forward Starting Swaps settlement	-	(79.1)
Other	(10.8)	(18.2)
Total other operating activities	$(174.3)	$(154.8)
Cash paid during the period:
Interest	$114.1	$101.4
Income taxes	$0.2	$3.6
Non-cash investing activities:
Liabilities assumed for capital expenditures	$34.3	$68.4

KCP&L Other Operating Activities
Year to Date June 30	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$5.6	$(7.1)
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	(5.3)	3.2
Materials and supplies	(5.3)	(6.8)
Accounts payable	(50.9)	(63.0)
Accrued taxes	20.4	54.9
Accrued interest	(1.3)	7.3
Deferred refueling outage costs	5.6	5.5
Pension and post-retirement benefit obligations	19.1	26.9
Allowance for equity funds used during construction	(16.1)	(14.7)
Kansas Energy Cost Adjustment	(2.5)	(1.0)
Forward Starting Swaps settlement	-	(79.1)
Other	(1.1)	(0.7)
Total other operating activities	$(126.8)	$(74.6)
Cash paid during the period:
Interest	$47.3	$32.8
Income taxes	$39.9	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$31.0	$65.9

On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at June 30, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash year to date June 30, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	June 30	December 31
	2010	2009
Great Plains Energy	(millions)
Customer accounts receivable - billed	$63.5	$47.3
Customer accounts receivable - unbilled	115.5	77.9
Allowance for doubtful accounts	(4.0)	(2.8)
Other receivables	90.1	108.1
Total	$265.1	$230.5
KCP&L
Customer accounts receivable - billed	$5.9	$-
Customer accounts receivable - unbilled	70.0	44.6
Allowance for doubtful accounts	(2.4)	(1.7)
Intercompany receivables	9.3	42.4
Other receivables	67.2	76.4
Total	$150.0	$161.7

Great Plains Energy’s and KCP&L’s other receivables at June 30, 2010, and December 31, 2009, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the sale of the undivided percentage ownership interest in accounts receivable by Receivables Company no longer meeting the criteria for derecognition and now being accounted for as a secured borrowing.  As a result, $95.0 million of accounts receivables pledged as collateral are recognized with a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at June 30, 2010.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(331.4)	$331.4	$-
Gain (loss) on sale of accounts receivable (a)	(4.2)	3.6	(0.6)
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(290.8)	290.8	-
Cash paid to KCP&L for receivables purchased	287.2	(287.2)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date June 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(625.7)	$625.7	$-
Gain (loss) on sale of accounts receivable (a)	(7.9)	7.5	(0.4)
Servicing fees	1.1	(1.1)	-
Fees to outside investor	-	(0.6)	(0.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(598.9)	598.9	-
Cash paid to KCP&L for receivables purchased	591.4	(591.4)	-
Servicing fees	1.1	(1.1)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Three Months Ended June 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(289.6)	$289.6	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.2	(0.5)
Servicing fees	0.8	(0.8)	-
Fees to outside investor	-	(0.2)	(0.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(253.8)	253.8	-
Cash paid to KCP&L for receivables purchased	250.6	(250.6)	-
Servicing fees	0.8	(0.8)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date June 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(537.8)	$537.8	$-
Gain (loss) on sale of accounts receivable (a)	(6.8)	6.6	(0.2)
Servicing fees	1.5	(1.5)	-
Fees to outside investor	-	(0.5)	(0.5)

Cash flows during the period
Cash from customers transferred to Receivables Company	(527.8)	527.8	-
Cash paid to KCP&L for receivables purchased	521.2	(521.2)	-
Servicing fees	1.5	(1.5)	-
Interest on intercompany note	0.2	(0.2)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	ASSETS HELD FOR SALE

Great Plains Energy has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheets.  In March 2010, one of the properties was sold for $0.6 million resulting in an insignificant loss on the sale.  Of the $18.8 million of assets held for sale at June 30, 2010, $14.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  The question of DOE’s legal authority to withdraw its license application is now pending in multiple lawsuits filed with a federal appellate court.  An NRC board denied the DOE’s application to withdraw in June 2010, and the DOE appealed that decision in early July 2010.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 12 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and store in another state most of the remainder of Wolf Creek’s low level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years’ generation of Classes B and C waste and believes it will be able to expand that storage capacity as needed if it becomes necessary to do so.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

	June 30	December 31
	2010	2009
Decommissioning Trust	(millions)
Beginning balance January 1	$112.5	$96.9
Contributions	1.8	3.7
Earned income, net of fees	0.5	2.8
Net realized gains/(losses)	6.5	(5.5)
Net unrealized gains/(losses)	(11.4)	14.6
Ending balance	$109.9	$112.5

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

	June 30				December 31
	2010				2009
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$71.3	$2.8	$(6.8)	$67.3	$36.3	$8.9	$(0.7)	$44.5
Debt securities	36.3	3.0	(0.1)	39.2	35.3	2.1	-	37.4
Other	3.4	-	-	3.4	30.6	-	-	30.6
Total	$111.0	$5.8	$(6.9)	$109.9	$102.2	$11.0	$(0.7)	$112.5

The weighted average maturity of debt securities held by the trust at June 30, 2010, was approximately 7.6 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Realized Gains	$0.2	$0.4	$7.0	$0.7
Realized Losses	(0.1)	(2.6)	(0.5)	(6.7)

6.	REGULATORY MATTERS

Regulatory Proceedings
The following table summarizes the initial filing information in currently pending requests for retail rate increases with The State Corporation Commission of the State of Kansas (KCC) and the Public Service Commission of the State of Missouri (MPSC).

		Annual
		Revenue	Return on	Rate-Making
Rate Jurisdiction	File Date	Increase	Equity	Equity Ratio
		(millions)
KCP&L - Kansas (a)	12/17/2009	$ 55.2	11.25%	46.17%
KCP&L - Missouri (b)	6/4/2010	92.1	11.00%	46.16%
GMO - Missouri Public Service division (b)	6/4/2010	75.8	11.00%	46.16%
GMO - St. Joseph Light & Power division (b)	6/4/2010	22.1	11.00%	46.16%

(a)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. Any authorized changes to retail rates are expected to be effective in December 2010.
(b)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs expected with the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized chnages to retail rates are expected to be effective in May 2011 for KCP&L and June 2011 for GMO.

In June 2010, KCC staff and certain interveners filed their direct testimony in KCP&L’s rate case.  KCC staff recommended a rate reduction of $9.1 million.  The main differences between KCP&L’s and KCC staff’s positions are a return on equity of 9.70% proposed by KCC staff, disallowance of certain Iatan No. 2 costs and depreciation rate differences.  In the event of a disallowance of certain Iatan No. 2 costs, KCP&L would recognize an impairment loss with a corresponding write-down of utility plant for the amount of disallowance.  KCP&L filed rebuttal testimony on July 26, 2010.  KCP&L revised its request for return on equity to 10.75% with the potential for a 25 basis point adder if KCC adopts KCC staff’s and the interveners’ rate design proposal.  The outcome of the KCP&L Kansas case will likely be different from either of the positions of KCP&L or KCC staff, though the decision of KCC cannot be projected.  Evidentiary hearings in the case are scheduled for August 16, 2010, through September 3, 2010.  KCC decision is expected in the fourth quarter of 2010.

In July 2010, KCP&L, GMO, MPSC staff and certain interveners filed stipulations and agreements with the MPSC proposing procedural schedules in the current cases and indicating that the signatory parties will not oppose an accounting authority order request by GMO for construction accounting for the Iatan No. 2 project from the date that Iatan No. 2 becomes operational to the effective date of new rates in the current rate case.  The carrying cost rate to be applied in construction accounting in this case is to be set at a 250 basis point reduction from GMO’s equity portion of its AFUDC rate, or a construction accounting rate of 7.7%.  Under the proposed procedural schedules, the next major milestone in the cases is November 2010, when the MPSC staff and other interveners will file direct testimony.  Hearings are proposed in late January 2011 for KCP&L and early February 2011 for GMO.  New rates are proposed to go into effect in May 2011 for KCP&L and June 2011 for GMO.  The stipulations and agreements are subject to MPSC approval.

KCP&L’s Comprehensive Energy Plan – Iatan No. 2
In April 2010, Great Plains Energy and KCP&L announced the results of a cost and schedule reforecast for Iatan No. 2.  The current and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include allowance for funds used during construction or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,222	-	$ 1,251	$ 1,153	-	$ 1,201	$ 69	-	$ 50
KCP&L's 55% share of Iatan No. 2	919	-	941	868	-	904	51	-	37

The increase in the cost estimate ranges was primarily due to a shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considered appropriate in light of recent start-up events encountered at other coal plants under construction.

First fire on coal was successfully completed during July 2010 and the unit is producing test power, which will be credited against the cost of the project.  With Iatan No. 2 now synchronized to the grid and producing test power, performance and environmental testing has begun to meet in-service requirements, which must occur before it can be included in rates.  The Company currently projects a fourth quarter 2010 in-service date for Iatan No. 2; however, based on current progress, in-service could occur in the third quarter of 2010.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012. KCP&L agreed to pursue adding 100MW by the end of 2010 and an additional 300MW by the end of 2012, subject to regulatory approval.  Given time constraints resulting from the year-end 2010 rate base measurement date in KCP&L's pending Missouri rate case as well as the progress of other MPSC proceedings, KCP&L currently plans to construct a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it currently owns.  The project has an expected completion date in the fourth quarter of 2010.  KCP&L is evaluating alternatives to acquire the remaining 350MW of wind generation capacity through the end of 2012.  These alternatives could include the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.

SPP and NERC Audits
In November 2009, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC) conducted scheduled audits of KCP&L and GMO regarding compliance with NERC reliability and critical infrastructure protection standards.  KCP&L and GMO have received the final audit report alleging violation of certain standards, which could result in penalties.  The timing and amount of such penalties that may be proposed is unknown at this time.  The SPP also conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  FERC and NERC are also investigating the circumstances surrounding this transmission system outage.  These outage inquiries are at a preliminary stage and their outcome cannot be predicted at this time.

MPSC Regulatory Approval of the GMO Acquisition
The MPSC order approving the GMO acquisition was received on July 1, 2008.  Certain parties filed appeals and a motion to stay the order with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  This decision has been appealed.  The order remains in effect unless reversed by the courts.

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

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
June 30, 2010	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$93.7		$24.4		$118.1
Loss on reacquired debt	5.1	(a)	0.3	(a)	5.4
Cost of removal	8.3		-		8.3
Asset retirement obligations	25.7		12.4		38.1
Pension settlements	11.3	(b)	-		11.3
Pension and post-retirement costs	374.9	(c)	95.9	(c)	470.8
Deferred customer programs	38.7	(d)	10.9		49.6
Rate case expenses	8.5	(e)	2.2	(e)	10.7
Skill set realignment costs	5.4	(f)	-		5.4
Fuel adjustment clauses	2.7	(e)	43.7	(e)	46.4
Acquisition transition costs	29.4	(g)	22.4	(g)	51.8
St. Joseph Light & Power acquisition	-		2.8	(h)	2.8
Storm damage	-		4.0	(i)	4.0
Derivative instruments	-		3.6	(j)	3.6
Iatan No. 1 and Common facilities depreciation and carrying costs	10.1	(k)	2.7	(k)	12.8
Other	4.2	(l)	0.7	(l)	4.9
Total	$618.0		$226.0		$844.0
Regulatory Liabilities
Emission allowances	$86.1		$0.7		$86.8
Asset retirement obligations	28.3		-		28.3
Pension	-		33.5		33.5
Cost of removal	-		64.2	(m)	64.2
Other	7.7		14.7		22.4
Total	$122.1		$113.1		$235.2

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$6.2 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$13.3 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$3.0 million not included in rate base and amortized through 2017.
(g)
Not included in rate base.  The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed transition cost amortization.  The Company settled its first post-transaction rate cases and the settlement agreements did not address transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  KCC order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates expected to be effective in December 2010.

(h)	Not included in rate base and amortized through 2015.
(i)	Not included in rate base and amortized through 2012.
(j)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(k)	Not included in rate base.
(l)	Certain insignificant items are not included in rate base and amortized over various periods.
(m)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2009	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$77.6	$22.9	$100.5
Loss on reacquired debt	5.3	0.3	5.6
Cost of removal	7.9	-	7.9
Asset retirement obligations	23.8	11.9	35.7
Pension settlements	13.5	-	13.5
Pension and post-retirement costs	395.0	84.5	479.5
Deferred customer programs	35.6	7.1	42.7
Rate case expenses	7.4	1.5	8.9
Skill set realignment costs	6.1	-	6.1
Fuel adjustment clauses	0.7	47.5	48.2
Acquisition transition costs	29.3	22.2	51.5
St. Joseph Light & Power acquisition	-	3.1	3.1
Storm damage	-	4.8	4.8
Derivative instruments	-	2.1	2.1
Iatan No. 1 and Common facilities depreciation and carrying costs	4.6	1.4	6.0
Other	5.3	0.8	6.1
Total	$612.1	$210.1	$822.2
Regulatory Liabilities
Emission allowances	$86.2	$0.8	$87.0
Asset retirement obligations	33.4	-	33.4
Pension	-	34.0	34.0
Cost of removal	-	62.5	62.5
Other	7.3	13.6	20.9
Total	$126.9	$110.9	$237.8

7.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

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

The following tables provide Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2010	2009	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$7.6	$7.2	$0.9	$1.0
Interest cost	12.3	11.8	2.2	2.1
Expected return on plan assets	(9.2)	(8.0)	(0.6)	(0.4)
Prior service cost	1.2	1.0	1.8	2.3
Recognized net actuarial loss (gain)	9.4	9.1	-	(0.3)
Transition obligation	-	-	0.4	0.4
Settlement charge	-	0.1	-	-
Net periodic benefit costs before
regulatory adjustment	21.3	21.2	4.7	5.1
Regulatory adjustment	(8.1)	(9.2)	-	(0.2)
Net periodic benefit costs	$13.2	$12.0	$4.7	$4.9

	Pension Benefits		Other Benefits
Year to Date June 30	2010	2009	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$15.2	$14.5	$1.8	$2.0
Interest cost	24.6	23.6	4.4	4.2
Expected return on plan assets	(18.3)	(16.0)	(1.1)	(0.8)
Prior service cost	2.4	2.0	3.6	3.3
Recognized net actuarial loss (gain)	18.7	18.2	-	(0.2)
Transition obligation	-	-	0.7	0.7
Settlement charge	-	0.1	-	-
Net periodic benefit costs before
regulatory adjustment	42.6	42.4	9.4	9.2
Regulatory adjustment	(16.5)	(13.1)	-	(0.2)
Net periodic benefit costs	$26.1	$29.3	$9.4	$9.0

Year to date June 30, 2010, the Company contributed $28.7 million to the pension plans and expects to contribute an additional $36.7 million in 2010 to satisfy the ERISA minimum funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

On March 23, 2010, the Patient Protection and Affordable Care Act, a comprehensive health care reform bill took effect.  Management expects a minimal impact as a result of this new legislation in the short-term but will continue to monitor for any long-term impacts.  Year to date June 30, 2010, Great Plains Energy and KCP&L recorded a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under this new legislation.

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
Great Plains Energy	(millions)
Compensation expense	$2.3	$0.7	$2.6	$2.5
Income tax benefits	0.5	(0.1)	0.6	0.5
KCP&L
Compensation expense	1.6	0.3	1.8	1.6
Income tax benefits	0.2	(0.3)	0.2	0.1

Performance Shares
Performance share activity year to date June 30, 2010, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	294,641	$13.62
Performance adjustment	(21,674)
Granted	231,598	23.37
Earned	(8,433)	10.87
Forfeited	(44,168)	21.33
Ending balance	451,964	18.05
* weighted-average

Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on internal and external measures, over stated performance periods.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is commensurate with the remaining life of the performance period of the grant based on the zero-coupon government bonds in effect at the time of the valuation.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted year to date June 30, 2010, inputs for expected volatility, dividend yield and risk-free rates were 31%, 4.65%, and 1.2%, respectively.

At June 30, 2010, the remaining weighted-average contractual term was 1.8 years.  There were no shares granted for the three months ended June 30, 2010.  The weighted-average grant-date fair value of shares granted year to date June 30, 2010, was $23.37.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2009, was $14.35.  At June 30, 2010, there was $4.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid year to date June 30, 2010, was insignificant.  There were no performance shares earned and paid for the three months ended and year to date June 30, 2009.

Restricted Stock
Restricted stock activity year to date June 30, 2010, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	612,587	$20.24
Granted and issued	103,211	17.67
Vested	(256,232)	24.97
Forfeited	(29,760)	19.05
Ending balance	429,806	16.83
* weighted-average

At June 30, 2010, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2010, was $16.88 and $17.67, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2009, was $14.32 and $14.44, respectively.  At June 30, 2010, there was $3.1 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date June 30, 2010, was $1.5 million and $6.4 million, respectively.  The total fair value of shares vested year to date June 30, 2009, was $5.3 million.

Stock Options
Stock options were granted under the Long-Term Incentive Plan during 2001-2003 and GMO stock options outstanding on the July 14, 2008, acquisition date were converted to Great Plains Energy stock options.  All stock options are fully vested at June 30, 2010.  Stock option activity under all plans year to date June 30, 2010, is summarized in the following table.

		Exercise
Stock Options	Shares	Price*
Beginning balance	244,610	$36.73
Exercised	(917)	9.21
Forfeited or expired	(26,270)	49.36
Outstanding and exercisable at June 30, 2010	217,423	35.32
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months ended and year to date June 30, 2010 and 2009, was $9.21 and $11.64 per share, respectively.  The aggregate intrinsic value and cash received for options exercised for the three months ended and year to date June 30, 2010 and 2009, was insignificant.  At June 30, 2010, there were no in-the-money outstanding and exercisable options.  The following table summarizes all outstanding and exercisable stock options as of June 30, 2010.

Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$23.91 - $27.73	204,464	1.5	$ 24.51
$181.11	5,174	0.6	181.11
$221.82 - $251.86	7,785	0.8	222.24
Total	217,423	1.4	35.32

9.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2010, Great Plains Energy was in compliance with this covenant.  At June 30, 2010, Great Plains Energy had $24.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.80% and had issued letters of credit totaling $15.8 million under the credit facility.  At December 31, 2009, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $25.4 million under the credit facility.

Great Plains Energy anticipates replacing this revolving credit facility in the third quarter of 2010 with a new three-year $200 million facility, reflecting an anticipated decrease in liquidity requirements.  The facility is anticipated to contain a similar capitalization ratio covenant, a $50 million rather than a $25 million cross default and to permit transfers of unused commitments between this facility and the KCP&L and GMO replacement facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2010, KCP&L was in compliance with this covenant.  At June 30, 2010, KCP&L had $297.0 million of commercial paper outstanding, at a weighted-average interest rate of 0.44%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2009, KCP&L had $186.6 million of commercial paper outstanding, at a weighted-average interest rate of 0.58%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

KCP&L anticipates replacing this revolving credit facility in the third quarter of 2010 with a new three-year $600 million facility.  The facility is anticipated to contain a similar capitalization ratio covenant, a $50 million rather than a $25 million cross default and to permit transfers of unused commitments of up to $200 million between this facility and the Great Plains Energy replacement facility discussed above.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2010, GMO was in compliance with this covenant.  At June 30, 2010, GMO had $267.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.625%, and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2009, GMO had $232.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $13.2 million under the credit facility.

GMO anticipates replacing this revolving credit facility in the third quarter of 2010 with a new three-year $450 million facility.  The facility is anticipated to contain a similar capitalization ratio covenant, a $50 million rather than a $25 million cross default and to permit transfers of unused commitments of up to $200 million between this facility and the Great Plains Energy replacement facility discussed above.

10.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2010	2009
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.125% EIRR Series 2007A-1	2035	63.3	63.3
2.625% EIRR Series 2007A-2	2035	10.0	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.90% Series 2008	2038	23.4	23.4
Other	2010-2018	3.5	3.5
Current maturities		(0.2)	(0.2)
Unamortized discount		(2.0)	(2.1)
Total KCP&L		1,780.0	1,779.9

GMO
First Mortgage Bonds
9.44% Series	2011-2021	12.4	13.5
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.287%*** Wamego Series 1996	2026	7.3	7.3
0.95%*** State Environmental 1993	2028	5.0	5.0
Senior Notes
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		67.2	84.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Current maturities		(335.4)	(1.1)
Total GMO		693.3	1,046.0

Other Great Plains Energy
6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
10.00% Equity Units Subordinated Notes	2042	287.5	287.5
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$2,860.4	$3,213.0
* Weighted-average interest rates at June 30, 2010
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At June 30, 2010, and December 31, 2009, the book value of Great Plains Energy’s long-term debt, including current maturities, was $3.2 billion.  At June 30, 2010, and December 31, 2009, the fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.5 billion and $3.4 billion, respectively.  At June 30, 2010, and December 31, 2009, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
KCP&L	$0.6	$0.6	$1.1	$1.0
Other Great Plains Energy	0.6	0.4	1.3	0.9
Total Great Plains Energy	$1.2	$1.0	$2.4	$1.9

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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is approximately $1 billion.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues final rules consistent with the court’s order or until the court takes further action.  In July 2010, the EPA proposed regulations to replace CAIR.  However, due to uncertainties regarding the proposal (discussed below), it is not possible to predict what the final rules may be, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimate provided.

The potential capital costs of the Collaboration Agreement provisions (discussed below) relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall capital cost estimate.  However, the estimated capital costs do not reflect potential costs relating to requirements enacted in the future, including potential requirements regarding climate change and control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  The estimate does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to the implementation of KCP&L’s Comprehensive Energy Plan and the Companies’ ongoing compliance with current or future environmental laws.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement and the Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies’ environmental reputation.

Clean Air Interstate Rule (CAIR) and Transport Rule
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

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  On December 23, 2008, the Court issued an order remanding CAIR to the EPA to revise the rule consistent with its July 2008 order.  The CAIR thus remains in effect pending future EPA or court action, including the proposed Transport Rule discussed below.

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At June 30, 2010, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 135,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At June 30, 2010, GMO had accumulated unused SO2 emission allowances sufficient to support just over 21,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

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

In July 2010, the EPA proposed the Transport Rule to replace the current CAIR.  The Transport Rule, like CAIR, will require the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the Transport Rule is broader than CAIR, and includes Kansas in addition to Missouri and other states.  The Transport Rule would also impose more stringent emissions limitations than CAIR and, unlike CAIR, would not utilize Acid Rain Program allowances for compliance.  The EPA is proposing a preferred approach and is taking comment on two alternatives.  In the EPA’s preferred approach, the EPA would set an emissions budget for each of the affected states and the District of Columbia.  The preferred approach would allow limited interstate emissions allowance trading among power plants; however, it would not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.    In the first alternative, the EPA is proposing to set an emissions budget for each state and allow emissions allowance trading only among power plants within a state.  In the second alternative, the EPA is proposing to set an emissions budget for each state, specify the allowable emission limit for each power plant and allow some averaging.  Compliance with the Transport Rule would begin in 2012, with additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014 pursuant to the preferred approach.  There is no such additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.

The proposed Transport Rule is complex and, as noted, contains alternative approaches.  Great Plains Energy and KCP&L are unable to predict when the Transport Rule (or other rule replacing CAIR) might be adopted, or the actual requirements of such rule.  Preliminary analysis of the Transport Rule has raised various questions regarding the emission allowances allocation to, and the allowable emission rates for, the Companies’ power plants pursuant to the preferred approach and alternatives, which the Companies will attempt to address during the rule’s comment period.  Regardless of the resolution of those questions, the Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations starting in 2012 pursuant to the preferred approach.  Any shortfall in allocated allowances would need to be addressed through permissible allowance trading, installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market, or a combination of these and other alternatives.  While Great Plains Energy and KCP&L cannot reasonably predict at this time the impacts of the final Transport Rule, such rule could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Best Available Retrofit Technology Rule (BART)
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Neither Missouri nor Kansas has received EPA approval for their BART plans.

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

In April 2010, the EPA, in a court approved settlement, agreed to develop MACT standards for mercury and potentially other hazardous air pollutant emissions.  In the settlement agreement, the EPA agreed to propose MACT standards in March 2011 with final standards by November 2011.  These MACT standards, if adopted, could impact KCP&L’s and GMO’s new and existing facilities.

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

Industrial Boiler Rule
In April 2010, the EPA issued a proposed rule that would set MACT standards for hazardous air pollutants from industrial boilers.  The proposed rule would establish emission limits for KCP&L’s and GMO’s new and existing units that produce steam other than for the generation of electricity.  This proposed rule does not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.  Until a rule is finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  In January 2010, Westar entered into a settlement agreement, which was approved by the court in March 2010.  The settlement agreement requires, among other things, the installation of a selective catalytic reduction (SCR) system at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Westar has preliminarily estimated the cost of this SCR at approximately $200 million.  This amount could materially change depending on final engineering and design.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement requires the installation of a second SCR system on one of the other two units by the end of 2016.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

Collaboration Agreement
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement under which KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset CO2 emissions.

KCP&L agreed in the Collaboration Agreement to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  Also as provided for in the Collaboration Agreement, KCP&L issued, in 2008, requests for proposals for equipment required to comply with BART at the LaCygne Station.  KCP&L is continuing to evaluate compliance options in light of developing potential legislative and regulatory environmental requirements.

Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and, as discussed below, will be subject to certain greenhouse gas permitting requirements starting in 2011.  Management believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 23 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.

Laws have recently been passed in Missouri and Kansas, the states in which the Companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national renewable energy standards are also likely.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (House Bill), which would establish a renewable electricity standard and a greenhouse gas cap and trade program that would require Great Plains Energy, KCP&L and other affected entities to surrender allowances or offsets for each ton of greenhouse gas emitted, and that would reduce the available quantity of emission allowances over time.  It appears unlikely that the U.S. Senate will enact companion legislation in the present Congressional session.  Legislation proposed or enacted in the future, however, may include greenhouse gas reduction measures, including those contained in the House Bill.  The timing and effects of any such legislation cannot be determined at this time.

In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.  In April 2010, the EPA finalized greenhouse gas emission standards for light-duty vehicles.  These are the first-ever national greenhouse gas emission standards under the Clean Air Act.

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

In May 2010, the EPA issued a final rule addressing greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs.  This final rule sets thresholds for GHG emissions that define when permits under the PSD and Title V Operating Permit programs are required for new and existing industrial facilities.  The EPA will phase in the Clean Air Act permitting requirements for greenhouse gas emissions in two initial steps.  In step 1, starting January 2, 2011, only sources currently subject to the PSD permitting program (i.e., those that are newly-constructed or modified in a way that significantly increases emissions of a pollutant other than greenhouse gas) would be subject to Title V or PSD permitting requirements, respectively, for their greenhouse gas emissions.  For these projects, only projects with new or increases of greenhouse gas emissions of 75,000 tons per year or more of total greenhouse gases, on a CO2 equivalent basis, would need to determine the best available control technology for their greenhouse gas emissions.  In addition, sources subject to the Title V Operating Permit Program would need to address greenhouse gas emissions as those permits are applied for or renewed.  In step 2, starting July 1, 2011, Title V and PSD permitting requirements will cover, for the first time, new construction projects that emit greenhouse gas emissions of at least 100,000 tons per year even if they do not exceed the permitting thresholds for any other pollutant.  In addition, modifications at such existing facilities that increase greenhouse gas emissions by at least 75,000 tons per year will be subject to permitting requirements, even if they do not significantly increase emissions of any other pollutant.  Great Plains Energy’s and KCP&L’s generating facilities that trigger these thresholds for new installations, modifications or Title V operating permits will be subject to this rule.

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2MW in 2011 for each of KCP&L and GMO) required to come from solar resources.  KCP&L and GMO issued a request for proposals for solar resources, and are evaluating the responses. Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on the Companies cannot be reasonably estimated at this time.  However, other than acquiring solar resources for 2011, KCP&L and GMO project that current renewable resources (including accumulated renewable energy credits) will be sufficient for compliance with the Missouri requirements through 2013.  KCP&L projects that it will need to acquire approximately 67MW of renewable energy resources, in addition to the 48MW wind project discussed below, to comply with the 2011 Kansas requirements.  As KCP&L’s 2011 Kansas requirements will be based on KCP&L’s average peak load from 2008 through 2010, the actual amount of the requirement cannot be determined at this point.  Subject to the provisions of the final KCC regulations, KCP&L expects that most of its 2011 Kansas requirement will be satisfied by banked renewable energy credits, with any shortfall covered by newly purchased credits.  In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012.  KCP&L agreed to pursue adding 100MW by the end of 2010 and an additional 300MW by the end of 2012, subject to regulatory approval.  Given time constraints resulting from the year-end 2010 rate base measurement date in KCP&L's pending Missouri rate case as well as the progress of other MPSC proceedings, KCP&L currently plans to construct a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it currently owns.  The project has an expected completion date in the fourth quarter of 2010.  KCP&L is evaluating alternatives to acquire the remaining 350MW of wind generation capacity through the end of 2012.  These alternatives could include the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.  Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

Greenhouse gas legislation or regulation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including the potential costs and impacts of achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed, regulations are issued or, with respect to those regulations are issued, additional guidance is provided.  Management will continue to monitor the progress of relevant legislation and regulations.

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

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2.  The EPA revised the primary SO2 standard by establishing a new 1-hour standard at a level of 0.075 ppm.  The EPA revoked the two existing primary standards of 0.140 ppm evaluated over 24-hours and 0.030 ppm evaluated over an entire year.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the nonattainment designations are approved and the state implementation plans submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Additionally, in September 2009, the EPA announced plans to revise the existing standards for water discharges from coal-fired power plants.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first proposal, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C of RCRA, when they are destined for disposal in landfills or surface impoundments.  Under the second proposal, the EPA would regulate disposal of CCRs under subtitle D of RCRA.  The Companies principally use coal in generating electricity and dispose of the combustion products in both on-site facilities and facilities owned by third parties.  The proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L in connection with achieving compliance with the proposed requirements.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

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

At June 30, 2010, and December 31, 2009, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At June 30, 2010, and December 31, 2009, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at June 30, 2010, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

KCP&L Spent Nuclear Fuel and Radioactive Waste
KCP&L and the other two Wolf Creek owners have a lawsuit pending against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately seventy other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case was tried before a Court of Federal Claims judge in June 2010 and the parties expect a decision in late 2010.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

KCP&L Advanced Coal Credit Arbitration
In 2009, KCP&L was served a notice to arbitrate by Empire District Electric Company (Empire), Kansas Electric Cooperative, Inc. (KEPCO) and Missouri Joint Municipal Electric Utility Commission (MJMEUC), the non-Company joint owners of Iatan No. 2.  These joint owners asserted that they were entitled to receive proportionate shares (or the monetary equivalent) of approximately $125 million of qualifying advance coal project credits for Iatan No. 2.  As independent entities, the joint owners are taxed separately and the non-Company joint owners do not dispute that they did not, in fact, apply for the credits themselves.  Notwithstanding this, they contended that they should receive proportional shares of the credit.  On December 30, 2009, an arbitration panel issued its order denying the KEPCO and MJMEUC claims but ordering KCP&L and Empire to jointly seek a reallocation of the tax credit from the IRS giving Empire its representative percentage of the total tax credit, worth approximately $17.7 million.  The order further specified that if the IRS denies the parties’ reallocation request or if Empire is allocated less than its proportionate share of the tax credits, KCP&L will be responsible for paying Empire the full value of its representative percentage of the tax credits (less the amount of tax credits, if any, Empire ultimately receives) in cash.  KCP&L filed its appeal of the arbitration order on March 31, 2010, which is pending subject to resolution of this matter with the IRS.  In July 2010, KCP&L executed an amended memorandum of understanding to the IRS for its approval to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, in accordance with the arbitration order issued on December 30, 2009.  In June 2010, KCP&L reversed a $17.7 million liability previously recorded in other current liabilities for this matter.

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Written discovery and depositions are underway.  Management cannot predict the outcome of this matter.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

FERC initiated a separate docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  FERC rejected the refund requests, but its decision was remanded by the Court of Appeals for FERC to consider whether any acts of market manipulation support the imposition of refunds.  Claims against MPS Merchant total $5.1 million for the period addressed under the Pacific Northwest refund proceedings.

In October 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.  In December 2009, the court affirmed the dismissal and the MPSC filed a request for rehearing or, in the alternative, transfer to the Missouri Supreme Court.  The Supreme Court accepted the transfer in April 2010.

The ultimate outcome of these matters cannot be predicted.

13.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $20.1 million and $47.2 million, respectively, for the three months ended and year to date June 30, 2010.  These costs totaled $25.6 million and $50.6 million, respectively, for the same periods in 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	June 30	December 31
	2010	2009
	(millions)
Receivable (payable) from/to GMO	$(1.7)	$26.4
Receivable (payable) from/to Services	0.1	(0.2)
Receivable from Great Plains Energy	9.3	15.1
Receivable from MPS Merchant	-	0.9

14.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L post collateral, in the normal course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  If the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would be required to post an insignificant amount of collateral to its counterparties.

The Wall Street Reform and Consumer Protection Act, signed into law in July 2010, includes provisions related to the swaps and over-the-counter derivative markets.  The Companies currently expect that their commodity and interest rate hedges will be exempt from mandatory clearing and exchange trading requirements.  Capital and margin requirements for these hedges are expected to be determined over the next year as regulatory agencies implement rules.  While the Companies currently do not anticipate this law and the associated regulatory rules to have a material impact on their financial condition, the ultimate impact cannot be reasonably determined until the final rules are issued.

Interest Rate Risk Management
Since December 2009, Great Plains Energy has entered into two Forward Starting Swaps (FSS) with notional amounts of $125.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2010.  The two FSS remove a portion of the interest rate variability on $125.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The two FSS are treated as cash flow hedges with no ineffectiveness recorded for the three months ended and year to date June 30, 2010.  At June 30, 2010, a $5.5 million loss was recorded in OCI for the two FSS.

Also since December 2009, Great Plains Energy has entered into five FSS with total notional amounts of $350.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2011.  The five FSS remove a portion of the interest rate variability on $350.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The five FSS are treated as cash flow hedges with no ineffectiveness for the three months ended and year to date June 30, 2010.  At June 30, 2010, a $16.7 million loss was recorded in OCI for the five FSS.

The FSS will settle simultaneously with the issuance of the underlying long-term debt expected to be issued.  Any gain or loss on the settlement will be recorded to OCI and reclassified to interest expense over the life of the debt.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At June 30, 2010, KCP&L has hedged 79% and 6%, respectively, of the 2010 and 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date June 30, 2010 and 2009.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At June 30, 2010, KCP&L had settled almost all of its previously hedged oil contracts (cash flow hedges) against physical purchases required for the start-up of Iatan No. 2 for an insignificant gain.  This gain was recorded as a cost of the construction of Iatan No. 2.  At June 30, 2010, KCP&L has an insignificant amount hedged of the projected fuel oil purchases for the start-up of Iatan No. 2 utilizing futures contracts.  KCP&L has not recorded any ineffectiveness on fuel oil hedges for the three months ended and year to date June 30, 2010 and 2009.

GMO’s risk management policy is to use derivative instruments to mitigate exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At June 30, 2010, GMO had financial contracts in place to hedge approximately 66%, 31% and less than 1% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for the remainder of 2010, 2011 and 2012, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement costs are included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

The notional and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	June 30		December 31
	2010		2009
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$1.2	$(0.2)	$3.2	$-
Non-hedging derivatives	30.8	(1.9)	29.8	(0.9)
Forward contracts
Non-hedging derivatives	245.0	10.8	234.4	9.1
Option contracts
Cash flow hedges	1.0	0.4	2.3	0.2
Anticipated debt issuance
Forward starting swaps	475.0	(22.2)	362.5	(0.7)
KCP&L
Future contracts
Cash flow hedges	1.2	(0.2)	3.2	-
Option contracts
Cash flow hedges	1.0	0.4	2.3	0.2

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

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	22.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	11.3	2.4
Total Derivatives		$ 11.7	$ 24.8

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.9	1.7
Total Derivatives		$ 10.3	$ 2.6

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2010	(millions)		(millions)
Interest rate contracts	$ (14.1)	Interest charges	$ (2.3)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit (expense)	5.5	Income tax benefit (expense)	0.9
Total	$ (8.8)	Total	$ (1.4)

Year to Date June 30, 2010
Interest rate contracts	$ (21.5)	Interest charges	$ (4.6)
Commodity contracts	(0.6)	Fuel	-
Income tax benefit (expense)	8.6	Income tax benefit (expense)	1.8
Total	$ (13.5)	Total	$ (2.8)

Three Months Ended June 30, 2009
Interest rate contracts	$ -	Interest charges	$ (2.4)
Commodity contracts	0.7	Fuel	-
Income tax benefit (expense)	(0.2)	Income tax benefit (expense)	1.2
Total	$ 0.5	Total	$ (1.2)

Year to Date June 30, 2009
Interest rate contracts	$ 1.0	Interest charges	$ (3.5)
Commodity contracts	(0.3)	Fuel	-
Income tax benefit (expense)	(0.2)	Income tax benefit (expense)	1.5
Total	$ 0.5	Total	$ (2.0)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2010	(millions)		(millions)
Interest rate contracts	$ -	Interest charges	$ (2.2)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit (expense)	-	Income tax benefit (expense)	0.8
Total	$ (0.2)	Total	$ (1.4)

Year to Date June 30, 2010
Interest rate contracts	$ -	Interest charges	$ (4.4)
Commodity contracts	(0.6)	Fuel	-
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.7
Total	$ (0.4)	Total	$ (2.7)

Three Months Ended June 30, 2009
Interest rate contracts	$ -	Interest charges	$ (2.1)
Commodity contracts	0.7	Fuel	-
Income tax benefit (expense)	(0.2)	Income tax benefit (expense)	0.8
Total	$ 0.5	Total	$ (1.3)

Year to Date June 30, 2009
Interest rate contracts	$ 1.0	Interest charges	$ (3.1)
Commodity contracts	(0.3)	Fuel	-
Income tax benefit (expense)	(0.2)	Income tax benefit (expense)	1.2
Total	$ 0.5	Total	$ (1.9)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2010	(millions)		(millions)
Commodity contracts	$ 0.4	Fuel	$ (2.1)
Total	$ 0.4	Total	$ (2.1)

Year to Date June 30, 2010
Commodity contracts	$ (5.9)	Fuel	$ (4.3)
Total	$ (5.9)	Total	$ (4.3)

Three Months Ended June 30, 2009
Commodity contracts	$ 0.9	Fuel	$ (3.0)
Total	$ 0.9	Total	$ (3.0)

Year to Date June 30, 2009
Commodity contracts	$ (10.9)	Fuel	$ (6.1)
Total	$ (10.9)	Total	$ (6.1)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(0.4) million and $1.6 million, respectively, for the three months ended and year to date June 30, 2010, and $0.7 million and $0.6 million, respectively, for the same periods in 2009.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2010	2009	2010	2009
	(millions)
Current assets	$12.5	$13.3	$12.5	$13.3
Current liabilities	(102.0)	(84.9)	(76.6)	(81.2)
Noncurrent liabilities	(0.1)	(0.5)	(0.1)	-
Deferred income taxes	34.8	28.0	25.0	26.4
Total	$(54.8)	$(44.1)	$(39.2)	$(41.5)

Great Plains Energy’s accumulated OCI in the table above at June 30, 2010, includes $11.6 million that is expected to be reclassified to expense over the next twelve months.  KCP&L’s accumulated OCI includes $8.9 million that is expected to be reclassified to expense over the next twelve months.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and December 31, 2009.

			Fair Value Measurements Using
Description	June 30 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.3	$(0.1)	$-	$0.4	$-
Nuclear decommissioning trust (b)
Equity securities	67.3	-	67.3	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.6	-	-	4.6	-
State and local obligations	2.3	-	-	2.3	-
Corporate bonds	22.7	-	-	22.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.6	-	-	0.6	-
Total nuclear decommissioning trust	107.1	-	76.2	30.9	-
Total	107.4	(0.1)	76.2	31.3	-
Liabilities
Derivative instruments (a)	-	(0.2)	0.2	-	-
Total	$-	$(0.2)	$0.2	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$10.8	$(0.5)	$0.5	$5.6	$5.2
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	17.9	(0.5)	0.7	12.5	5.2
Liabilities
Derivative instruments (a)	22.2	(2.4)	2.4	22.2	-
Total	$22.2	$(2.4)	$2.4	$22.2	$-
Great Plains Energy
Assets
Derivative instruments (a)	$11.1	$(0.6)	$0.5	$6.0	$5.2
Nuclear decommissioning trust (b)	107.1	-	76.2	30.9	-
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	125.3	(0.6)	76.9	43.8	5.2
Liabilities
Derivative instruments (a)	22.2	(2.6)	2.6	22.2	-
Total	$22.2	$(2.6)	$2.6	$22.2	$-

			Fair Value Measurements Using
Description	December 31 2009	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.2	$(0.2)	$0.2	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	44.5	-	44.5	-	-
Debt securities
U.S. Treasury	11.2	-	11.2	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	3.1	-	-	2.9	0.2
Corporate bonds	18.9	-	-	18.9	-
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total nuclear decommissioning trust	83.1	-	55.7	27.2	0.2
Total	83.3	(0.2)	55.9	27.4	0.2
Liabilities
Derivative instruments (a)	-	(0.2)	-	0.2	-
Total	$-	$(0.2)	$-	$0.2	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$(0.7)	$0.7	$5.1	$4.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	16.3	(0.7)	0.9	12.0	4.1
Liabilities
Derivative instruments (a)	0.8	(1.6)	1.6	0.8	-
Total	$0.8	$(1.6)	$1.6	$0.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.4	$(0.9)	$0.9	$5.3	$4.1
Nuclear decommissioning trust (b)	83.1	-	55.7	27.2	0.2
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	99.6	(0.9)	56.8	39.4	4.3
Liabilities
Derivative instruments (a)	0.8	(1.8)	1.6	1.0	-
Total	$0.8	$(1.8)	$1.6	$1.0	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward priced and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.8 million and $29.4 million at June 30, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $15.3 million and $16.2 million at June 30, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At June 30, 2010, and December 31, 2009, Great Plains Energy netted $2.0 million and $0.9 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net, measured at fair value on a recurring basis for the three months ended and year to date June 30, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance April 1, 2010	$5.4
Total realized/unrealized gains or (losses)
Included in non-operating income	(3.4)
Settlements	3.2
Balance June 30, 2010	$5.2

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2010	$(0.2)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(5.9)	(5.9)
Sales	(0.2)	-	(0.2)
Settlements	-	7.0	7.0
Balance June 30, 2010	$-	$5.2	$5.2

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2010	$-	$1.3	$1.3

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance April 1, 2009	$3.6	$-	$3.2	$6.8	$2.6	$9.4
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	-	0.2	0.3	-	0.3
Included in non-operating income	-	-	-	-	0.8	0.8
Purchase, issuances, and settlements	(0.8)	-	-	(0.8)	-	(0.8)
Transfers in and/or out of Level 3	-	0.5	0.1	0.6	-	0.6
Balance June 30, 2009	$2.9	$0.5	$3.5	$6.9	$3.4	$10.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2009	$-	$-	$-	$-	$1.0	$1.0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.2	-	0.2	0.4	-	0.4
Included in non-operating income	-	-	-	-	0.2	0.2
Purchase, issuances, and settlements	(1.2)	-	0.4	(0.8)	(0.6)	(1.4)
Transfers in and/or out of Level 3	-	0.5	-	0.5	-	0.5
Balance June 30, 2009	$2.9	$0.5	$3.5	$6.9	$3.4	$10.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at June 30, 2009	$-	$-	$-	$-	$(0.2)	$(0.2)

16.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
Great Plains Energy	2010	2009	2010	2009
Current income taxes	(millions)
Federal	$(0.1)	$(12.1)	$(0.9)	$(17.4)
State	1.5	(2.3)	2.3	(3.7)
Foreign	0.4	1.2	0.4	1.2
Total	1.8	(13.2)	1.8	(19.9)
Deferred income taxes
Federal	30.9	14.6	34.7	(7.8)
State	3.3	5.6	4.2	4.8
Total	34.2	20.2	38.9	(3.0)
Noncurrent income taxes
Federal	4.7	0.7	5.5	(0.9)
State	0.5	0.1	0.7	(0.1)
Foreign	(0.3)	(0.4)	-	(2.5)
Total	4.9	0.4	6.2	(3.5)
Investment tax credit
Deferral	(8.3)	8.1	(4.1)	16.2
Amortization	(0.6)	(0.5)	(1.1)	(1.1)
Total	(8.9)	7.6	(5.2)	15.1
Total income tax expense (benefit)	32.0	15.0	41.7	(11.3)
Less: taxes on discontinued operations
Deferred tax expense (benefit)	-	(2.0)	-	(2.0)
Income tax expense (benefit) on continuing operations	$32.0	$17.0	$41.7	$(9.3)

	Three Months Ended		Year to Date
	June 30		June 30
KCP&L	2010	2009	2010	2009
Current income taxes	(millions)
Federal	$21.6	$10.7	$37.8	$10.5
State	4.1	2.0	7.2	1.9
Total	25.7	12.7	45.0	12.4
Deferred income taxes
Federal	4.4	(6.0)	(10.0)	(14.8)
State	(0.5)	0.8	(2.2)	1.0
Total	3.9	(5.2)	(12.2)	(13.8)
Noncurrent income taxes
Federal	0.4	0.6	0.9	(0.7)
State	0.1	0.1	0.2	-
Total	0.5	0.7	1.1	(0.7)
Investment tax credit
Deferral	(8.3)	8.1	(4.1)	16.2
Amortization	(0.3)	(0.3)	(0.7)	(0.7)
Total	(8.6)	7.8	(4.8)	15.5
Total	$21.5	$16.0	$29.1	$13.4

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$33.7	$18.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.5)	(2.7)	(2.6)	(5.0)
Amortization of investment tax credits	(0.6)	(0.5)	(0.6)	(1.0)
Federal income tax credits	(2.2)	(2.1)	(2.3)	(3.8)
State income taxes	3.6	2.0	3.7	3.6
Changes in uncertain tax positions, net	(0.3)	0.8	(0.3)	1.5
Valuation allowance	-	0.5	-	0.9
Other	0.3	0.2	0.4	0.4
Total	$32.0	$17.0	33.3%	31.6%

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Year to Date June 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$44.2	$17.2	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(5.1)	(6.2)	(4.0)	(12.5)
Amortization of investment tax credits	(1.1)	(1.1)	(0.9)	(2.2)
Federal income tax credits	(4.1)	(4.6)	(3.3)	(9.4)
State income taxes	4.5	1.4	3.5	2.8
Medicare Part D subsidy legislation	2.8	-	2.2	-
Changes in uncertain tax positions, net	-	(73.3)	-	(148.8)
Valuation allowance	-	56.5	-	114.8
Other	0.5	0.8	0.5	1.4
Total	$41.7	$(9.3)	33.0%	(18.9	) %

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$24.4	$17.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(2.0)	(1.5)	(2.9)	(3.0)
Amortization of investment tax credits	(0.3)	(0.3)	(0.5)	(0.7)
Federal income tax credits	(2.2)	(1.9)	(3.1)	(3.7)
State income taxes	2.4	1.8	3.4	3.5
Other	(0.8)	0.1	(1.1)	0.2
Total	$21.5	$16.0	30.8%	31.3%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date June 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$33.8	$19.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(4.1)	(3.8)	(4.3)	(6.8)
Amortization of investment tax credits	(0.7)	(0.7)	(0.7)	(1.2)
Federal income tax credits	(4.1)	(4.2)	(4.3)	(7.4)
State income taxes	3.1	1.8	3.2	3.2
Medicare Part D subsidy legislation	2.8	-	2.9	-
Changes in uncertain tax positions, net	-	0.1	-	0.1
Other	(1.7)	0.4	(1.7)	0.7
Total	$29.1	$13.4	30.1%	23.6%

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

In July 2010, KCP&L executed an amended memorandum of understanding to the IRS for its approval to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, in accordance with an arbitration order issued on December 30, 2009.  See Note 12 for the related legal proceeding.  As a result, Great Plains Energy and KCP&L reduced the amount of advanced coal credit previously recognized.  The amount of deferred federal tax expense associated with the reduction for the three months ended and year to date June 30, 2010, was $8.3 million and $4.1 million, respectively.  Since the tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant, Great Plains Energy and KCP&L concurrently recognized a separate deferred advanced coal ITC benefit to offset the current and deferred federal tax expense.  At June 30, 2010, and December 31, 2009, Great Plains Energy and KCP&L had $107.3 million and $111.4 million, respectively, of deferred advanced coal ITC.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

Uncertain Tax Positions
At June 30, 2010, and December 31, 2009, Great Plains Energy had $57.7 million and $51.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.3 million at June 30, 2010 and December 31, 2009, are expected to impact the effective tax rate, if recognized.

At June 30, 2010, and December 31, 2009, KCP&L had $22.0 million and $20.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.4 million at June 30, 2010, and December 31, 2009, are expected to impact the effective tax rate, if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2010	2009	2010	2009
	(millions)
Beginning balance	$51.4	$97.3	$20.9	$17.6
Additions for current year tax positions	7.2	13.2	2.0	3.9
Additions for prior year tax positions	-	8.2	-	3.0
Additions for GMO prior year tax positions	-	11.6	-	-
Reductions for prior year tax positions	(0.9)	(1.3)	(0.9)	(0.8)
Settlements	-	(76.7)	-	(2.2)
Statute expirations	-	(0.7)	-	(0.6)
Foreign currency translation adjustments	-	(0.2)	-	-
Ending balance	$57.7	$51.4	$22.0	$20.9

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and recognize penalties related to unrecognized tax benefits in non-operating expenses.  At June 30, 2010, and December 31, 2009, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.7 million and $5.9 million, respectively.  Amounts accrued for penalties related to unrecognized tax benefits were $1.1 million at June 30, 2010, and December 31, 2009.  KCP&L had accrued interest related to unrecognized tax benefits of $1.9 million and $1.7 million at June 30, 2010, and December 31, 2009, respectively.  Amounts accrued for penalties related to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006-2008 tax years and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  On July 7, 2010, the Joint Committee on Taxation approved the settlement of the IRS audit of Great Plains Energy’s 2005 tax year.  Great Plains Energy and KCP&L will recognize $2.8 million of unrecognized tax benefits in the third quarter of 2010 associated with this settlement.  The Company estimates that it is reasonably possible that an additional $2.3 million for Great Plains Energy and $2.1 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities for other tax years.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric Utility		Great Plains
June 30, 2010		Other	Energy
	(millions)
Operating revenues	$552.0	$-	$552.0
Depreciation and amortization	(81.0)	-	(81.0)
Interest charges	(36.4)	(10.3)	(46.7)
Income tax (expense) benefit	(36.8)	4.8	(32.0)
Loss from equity investments	-	(0.9)	(0.9)
Net income (loss) attributable to Great Plains Energy	71.7	(7.4)	64.3

Year to Date	Electric Utility		Great Plains
June 30, 2010		Other	Energy
	(millions)
Operating revenues	$1,058.9	$-	$1,058.9
Depreciation and amortization	(163.2)	-	(163.2)
Interest charges	(72.6)	(20.6)	(93.2)
Income tax (expense) benefit	(48.4)	6.7	(41.7)
Loss from equity investments	-	(0.9)	(0.9)
Net income (loss) attributable to Great Plains Energy	96.6	(12.0)	84.6

Three Months Ended	Electric Utility		Great Plains
June 30, 2009		Other	Energy
	(millions)
Operating revenues	$480.5	$-	$480.5
Depreciation and amortization	(73.4)	-	(73.4)
Interest charges	(40.7)	(6.2)	(46.9)
Income tax (expense) benefit	(19.1)	2.1	(17.0)
Loss from equity investments	-	(0.1)	(0.1)
Discontinued operations	-	(3.1)	(3.1)
Net income (loss) attributable to Great Plains Energy	42.8	(9.1)	33.7

Year to Date	Electric Utility		Great Plains
June 30, 2009		Other	Energy
	(millions)
Operating revenues	$899.7	$-	$899.7
Depreciation and amortization	(142.4)	-	(142.4)
Interest charges	(75.0)	(9.2)	(84.2)
Income tax (expense) benefit	(13.3)	22.6	9.3
Loss from equity investments	-	(0.2)	(0.2)
Discontinued operations	-	(3.1)	(3.1)
Net income attributable to Great Plains Energy	50.2	5.2	55.4

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2010	(millions)
Assets	$8,990.9	$117.8	$(417.2)	$8,691.5
Capital expenditures (a)	335.1	-	-	335.1
December 31, 2009
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures (a)	841.3	-	-	841.3
(a) Capital expenditures reflect year to date amounts for the periods presented.

18.	DISCONTINUED OPERATIONS

In 2008, Great Plains Energy sold Strategic Energy, L.L.C. to Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica.  During the second quarter of 2009, Great Plains Energy recorded $5.1 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  A corresponding income tax benefit of $2.0 million was recorded as well, resulting in a $3.1 million loss from discontinued operations, net of income taxes for the three months ended and year to date June 30, 2009.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2010, were $63.9 million or $0.47 per share compared to $33.3 million, or $0.26 per share, for the same period in 2009.  Electric utility’s net income increased $28.9 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Gross margin is a financial measure that is not calculated in accordance with GAAP.  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations for further information.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009 and increased general taxes.

Great Plains Energy’s earnings available for common shareholders year to date June 30, 2010, were $83.8 million or $0.61 per share compared to $54.6 million, or $0.44 per share, for the same period in 2009.  Electric utility’s net income increased $46.4 million year to date June 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates, favorable weather, and an increase in weather-normalized customer usage.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009 and increased general taxes.  Great Plains Energy’s corporate and other activities had a loss of $12.8 million year to date June 30, 2010, compared to income of $7.5 million for the same period in 2009.  Year to date June 30, 2010, reflects $7.0 million of after-tax interest expense for Equity Units issued in May 2009 and year to date June 30, 2009, reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.  Additionally, year to date June 30, 2009, includes a $3.1 million loss from the discontinued operations of Strategic Energy.

Comprehensive Energy Plan – Iatan No. 2
In April 2010, Great Plains Energy and KCP&L announced the results of a cost and schedule reforecast for Iatan No. 2.  The current and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include allowance for funds used during construction or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Current Estimate			Previous Estimate
	Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,222	-	$ 1,251	$ 1,153	-	$ 1,201	$ 69	-	$ 50
KCP&L's 55% share of Iatan No. 2	919	-	941	868	-	904	51	-	37

The increase in the cost estimate ranges was primarily due to a shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considered appropriate in light of recent start-up events encountered at other coal plants under construction.

First fire on coal was successfully completed during July 2010 and the unit is producing test power, which will be credited against the cost of the project.  With Iatan No. 2 now synchronized to the grid and producing test power, performance and environmental testing has begun to meet in-service requirements, which must occur before it can be included in rates.  The Company currently projects a fourth quarter 2010 in-service date for Iatan No. 2; however, based on current progress, in-service could occur in the third quarter of 2010.

Regulatory Proceedings
The following table summarizes the initial filing information in currently pending requests for retail rate increases with KCC and the MPSC.

		Annual
		Revenue	Return on	Rate-Making
Rate Jurisdiction	File Date	Increase	Equity	Equity Ratio
		(millions)
KCP&L - Kansas (a)	12/17/2009	$ 55.2	11.25%	46.17%
KCP&L - Missouri (b)	6/4/2010	92.1	11.00%	46.16%
GMO - Missouri Public Service division (b)	6/4/2010	75.8	11.00%	46.16%
GMO - St. Joseph Light & Power division (b)	6/4/2010	22.1	11.00%	46.16%

(a)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. Any authorized changes to retail rates are expected to be effective in December 2010.
(b)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs expected with the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized changes to retail rates are expected to be effective in May 2011 for KCP&L and June 2011 for GMO.

In June 2010, KCC staff and certain interveners filed their direct testimony in KCP&L’s rate case.  KCC staff recommended a rate reduction of $9.1 million.  The main differences between KCP&L’s and KCC staff’s positions are a return on equity of 9.70% proposed by KCC staff, disallowance of certain Iatan No. 2 costs and depreciation rate differences.  In the event of a disallowance of certain Iatan No. 2 costs, KCP&L would recognize an impairment loss with a corresponding write-down of utility plant for the amount of disallowance.  KCP&L filed rebuttal testimony on July 26, 2010.  KCP&L revised its request for return on equity to 10.75%

with the potential for a 25 basis point adder if KCC adopts KCC staff’s and the interveners’ rate design proposal.  The outcome of the KCP&L Kansas case will likely be different from either of the positions of KCP&L or KCC staff, though the decision of KCC cannot be projected.  Evidentiary hearings in the case are scheduled for August 16, 2010, through September 3, 2010.  KCC decision is expected in the fourth quarter of 2010.

In July 2010, KCP&L, GMO, MPSC staff and certain interveners filed stipulations and agreements with the MPSC proposing procedural schedules in the current cases and indicating that the signatory parties will not oppose an accounting authority order request by GMO for construction accounting for the Iatan No. 2 project from the date that Iatan No. 2 becomes operational to the effective date of new rates in the current rate case.  The carrying cost rate to be applied in construction accounting in this case is to be set at a 250 basis point reduction from GMO’s equity portion of its AFUDC rate, or a construction accounting rate of 7.7%.  Under the proposed procedural schedules, the next major milestone in the cases is November 2010, when the MPSC staff and other interveners will file direct testimony.  Hearings are proposed in late January 2011 for KCP&L and early February 2011 for GMO.  New rates are proposed to go into effect in May 2011 for KCP&L and June 2011 for GMO.  The stipulations and agreements are subject to MPSC approval.

Transmission Investment Opportunities
SPP has issued a Notice to Construct to GMO for the Missouri portion of a 175-mile, 345 kV transmission line in GMO’s service territory from Sibley, Missouri to Nebraska City, Nebraska.  This line is one of a number of priority projects which the SPP is recommending as part of its transmission expansion plans for the region.  FERC also approved the SPP’s proposed cost allocation method for the project.  GMO is required to respond by the end of the third quarter of 2010 and intends to accept the notice, subject to final clarification.  If accepted, GMO will have the obligation to build the line, which it may do solely or with other entities, unless it transfers its obligation to a qualified transmission owner.  GMO has not determined which of these alternative courses of action to pursue.  Construction is expected to occur over 2013 to 2017.

ENVIRONMENTAL MATTERS

See Note 11 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 13 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$552.0	$480.5	$1,058.9	$899.7
Fuel	(104.1)	(96.8)	(205.9)	(184.4)
Purchased power	(37.9)	(37.6)	(103.4)	(94.8)
Transmission of electricity by others	(7.2)	(7.3)	(12.8)	(13.3)
Gross margin (a)	402.8	338.8	736.8	607.2
Other operating expenses	(186.9)	(175.1)	(376.7)	(353.6)
Depreciation and amortization	(81.0)	(73.4)	(163.2)	(142.4)
Operating income	134.9	90.3	196.9	111.2
Non-operating income and expenses	9.1	10.6	23.6	22.5
Interest charges	(46.7)	(46.9)	(93.2)	(84.2)
Income tax (expense) benefit	(32.0)	(17.0)	(41.7)	9.3
Loss from equity investments	(0.9)	(0.1)	(0.9)	(0.2)
Income from continuing operations	64.4	36.9	84.7	58.6
Loss from discontinued operations	-	(3.1)	-	(3.1)
Net income	64.4	33.8	84.7	55.5
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income attributable to Great Plains Energy	64.3	33.7	84.6	55.4
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$63.9	$33.3	$83.8	$54.6
(a) Gross margin is a non-GAAP measure. See explanation below.

Three Months Ended June 30, 2010 Compared to June 30, 2009
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2010, increased to $63.9 million, or $0.47 per share, from $33.3 million, or $0.26 per share for the same period in 2009.

Electric utility’s net income increased $28.9 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009 and increased general taxes.

Great Plains Energy’s corporate and other activities had an additional $1.4 million loss for the three months ended June 30, 2010, compared to the same period in 2009 primarily due to an additional $2.4 million of after-tax interest expense for Equity Units issued in May 2009.

Year to Date June 30, 2010 Compared to June 30, 2009
Great Plains Energy’s earnings available for common shareholders year to date June 30, 2010, increased to $83.8 million, or $0.61 per share, from $54.6 million, or $0.44 per share for the same period in 2009.

Electric utility’s net income increased $46.4 million year to date June 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates, favorable weather and an increase in weather-normalized customer usage.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing the Iatan No. 1 environmental equipment in service in April 2009 and increased general taxes.

Great Plains Energy’s corporate and other activities had a loss of $12.8 million year to date June 30, 2010, compared to income of $7.5 million for the same period in 2009.  Year to date June 30, 2010, reflects an additional $7.0 million of after-tax interest expense for Equity Units issued in May 2009 and year to date June 30, 2009, reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.

Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission of electricity by others.  Expenses for fuel, purchased power and transmission of electricity by others, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L’s Missouri retail operations.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility’s operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies’ definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$552.0	$480.5	$1,058.9	$899.7
Fuel	(104.1)	(96.8)	(205.9)	(184.4)
Purchased power	(37.9)	(37.6)	(103.4)	(94.8)
Transmission of electricity by others	(7.2)	(7.3)	(12.8)	(13.3)
Gross margin (a)	402.8	338.8	736.8	607.2
Other operating expenses	(185.7)	(170.9)	(374.7)	(346.1)
Depreciation and amortization	(81.0)	(73.4)	(163.2)	(142.4)
Operating income	136.1	94.5	198.9	118.7
Non-operating income and expenses	8.8	8.1	18.7	19.8
Interest charges	(36.4)	(40.7)	(72.6)	(75.0)
Income tax expense	(36.8)	(19.1)	(48.4)	(13.3)
Net income	$71.7	$42.8	$96.6	$50.2
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

The following tables summarize electric utility’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$211.9	$182.1	16	1,983	1,929	3
Commercial	218.1	193.1	13	2,724	2,705	1
Industrial	53.4	44.1	21	881	795	11
Other retail revenues	4.8	4.5	9	33	31	(2)
Provision for rate refund (excess Missouri
wholesale margin)	(1.5)	-	NA	NA	NA	NA
Fuel recovery mechanism under (over) recovery	7.2	2.7	NM	NA	NA	NA
Total retail	493.9	426.5	16	5,621	5,460	3
Wholesale revenues	47.0	45.0	5	1,579	1,441	10
Other revenues	11.1	9.0	21	NA	NA	NA
Operating revenues	552.0	480.5	15	7,200	6,901	4
Fuel	(104.1)	(96.8)	8
Purchased power	(37.9)	(37.6)	1
Transmission of electricity by others	(7.2)	(7.3)	(1)
Gross margin (a)	$402.8	$338.8	19
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$416.6	$350.9	19	4,522	4,220	7
Commercial	400.4	350.4	14	5,348	5,255	2
Industrial	93.8	79.6	18	1,626	1,524	7
Other retail revenues	9.0	8.4	9	58	60	(4)
Provision for rate refund (excess Missouri
wholesale margin)	(1.5)	-	NM	NA	NA	NA
Fuel recovery mechanism under (over) recovery	20.8	14.5	43	NA	NA	NA
Total retail	939.1	803.8	17	11,554	11,059	4
Wholesale revenues	96.7	73.7	31	2,902	2,254	29
Other revenues	23.1	22.2	4	NA	NA	NA
Operating revenues	1,058.9	899.7	18	14,456	13,313	9
Fuel	(205.9)	(184.4)	12
Purchased power	(103.4)	(94.8)	9
Transmission of electricity by others	(12.8)	(13.3)	(4)
Gross margin (a)	$736.8	$607.2	21
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

Electric utility’s gross margin increased $64.0 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable summer weather with a 28% increase in cooling degree days.

Electric utility’s gross margin increased $129.6 million year to date June 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and

September 1, 2009, for Kansas and Missouri, respectively, favorable weather and an increase in weather-normalized customer usage.

Retail MWhs sold year to date June 30, 2010, increased due to favorable weather, with a 15% increase in heating degree days and a 28% increase in cooling degree days and an increase in weather-normalized customer demand reflecting a gradually improving economic climate.  Wholesale MWhs sold increased due to a 10% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was primarily a result of Iatan No. 1 being off-line from January though mid-April 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized, therefore, not impacting operating and maintenance expenses.  The coal base load equivalent availability factor increased to 81% year to date June 30, 2010, compared to 72% for the same period in 2009.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $14.8 million and $28.6 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009.  Operating and maintenance expenses increased $11.4 million and $21.7 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009 primarily driven by planned plant outages, amortization of deferred costs related to customer programs and an increase in spending for vegetation management.  General taxes increased $3.2 million and $6.6 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009 driven by increased gross receipts taxes on increased retail revenues and increased property taxes.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $7.6 million and $20.8 million for the three months ended and year to date June 30, 2010, compared to the same periods in 2009.  Additional regulatory amortization pursuant to KCP&L’s 2009 rate cases increased depreciation and amortization $7.0 million and $14.0 million for the three months ended and year to date June 30, 2010, respectively.   The remaining increases were due to placing the Iatan No. 1 environmental equipment in service in April 2009, as well as normal depreciation activity for other capital additions.

Electric Utility Interest Charges
Electric utility’s interest charges decreased $4.3 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily due to the maturity of $68.5 million of GMO’s 7.625% Senior Notes in December 2009.

Electric utility’s interest charges decreased $2.4 million year to date June 30, 2010, compared to the same period in 2009 primarily due to the maturity of $68.5 million of GMO’s 7.625% Senior Notes in December 2009, decreased rates on commercial paper and decreased commercial paper outstanding, mostly offset by interest on KCP&L’s $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009.

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $17.7 million for the three months ended June 30, 2010, compared to the same period in 2009 due to increased pre-tax income.  Electric utility’s income tax expense increased $35.1 million year to date June 30, 2010, compared to the same period in 2009 due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (June 30, 2010 compared to December 31, 2009)

•
Great Plains Energy’s receivables, net increased $34.6 million primarily due to a $53.8 million increase in customer accounts receivable resulting from seasonal increases partially offset by a $4.7 million decrease in receivables from joint owners primarily related to the Iatan No. 2 project and a decrease in wholesale sales receivables of $3.4 million driven by a decrease in market rates and reduced sales volume due to increased retail load.

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable of $95.0 million reflects the adoption on January 1, 2010, of new accounting guidance for transfers of financial assets.  See Note 3 to the consolidated financial statements for additional information.

•
Great Plains Energy’s electric utility plant increased $127.0 million primarily due to $37.5 million placed in service for the Iatan No. 1 environmental project and certain Iatan facility common costs, in addition to normal plant activity.

•
Great Plains Energy’s construction work in progress increased $119.8 million primarily due to a $132.8 million increase related to Iatan No. 2, partially offset by $37.5 million for projects placed in service as described above, in addition to normal plant activity.

•	Great Plains Energy’s notes payable and commercial paper increased $39.0 million and $110.4 million, respectively, due to increased borrowings driven by the timing of cash payments.

•	Great Plains Energy’s accounts payable decreased $111.8 million primarily due to the timing of cash payments, including payments related to KCP&L’s Comprehensive Energy Plan projects.

•	Great Plains Energy’s accrued taxes increased $28.6 million primarily due to the timing of property tax payments.

•	Great Plains Energy’s derivative instruments – current liabilities increased $21.9 million primarily due to mark-to-market losses on Great Plains Energy’s FSS, which is offset in OCI.

•	Great Plains Energy’s deferred income taxes – long-term increased $53.5 million primarily due to utilizing $34.3 million of net operating loss benefits.

•
Great Plains Energy’s long-term debt decreased $352.6 million primarily to reflect GMO’s $137.3 million 7.95% Senior Notes and $197.0 million 7.75% Senior Notes as current maturities.  Current maturities of long-term debt increased similarly.

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

Great Plains Energy's liquid resources at June 30, 2010, consisted of $9.5 million of cash and cash equivalents on hand and $758.6 million of unused bank lines of credit.  The unused lines consisted of $360.2 million from Great Plains Energy's revolving credit facility, $278.6 million from KCP&L's credit facilities and $119.8 million from GMO’s revolving credit facility.  See Note 9 to the consolidated financial statements for more information on these agreements.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements, with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of retail MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  Great Plains Energy’s cash flows from operating activities year to date June 30, 2010, increased primarily due to an increase in net income and an increase in deferred income taxes from utilizing net operating loss benefits.  On January 1, 2010, Great Plains Energy adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at June 30, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash year to date June 30, 2010.  Additionally, cash flows from operating activities year to date June 30, 2009, reflect the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in 2009.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $161.6 million year to date June 30, 2010, compared to the same period in 2009 due to a decrease in KCP&L’s cash utility expenditures primarily related to the Iatan No. 1 environmental project and $51.0 million of expenditures in 2009 related to a wind project.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date June 30, 2010, reflect additional short-term borrowings to support interest and dividend payments, in addition to the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2009, reflect proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share, proceeds of $287.5 million from the issuance of 5.8 million Equity Units in May 2009 and KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Additionally, in the first quarter of 2009, Great Plains Energy sold 3.8 million shares of common stock for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy paid $22.4 million year to date June 30, 2009, for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Debt Financing
The ratings of Great Plains Energy’s, KCP&L’s and GMO’s securities by the credit rating agencies impact the cost of borrowings under their revolving credit agreements and in the capital markets.  The Companies view maintenance of strong credit ratings as extremely important to their ability to obtain debt financing and to the cost of debt financing and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have, among other things, an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

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

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this amount as of June 30, 2010.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At June 30, 2010, there was $803.0 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt authorization through April 2012, conditioned on interest rates not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2010, there was $233.0 million available under this authorization.  On July 1, 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 31, 2012, none of which has been utilized.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2010, KCP&L had outstanding payables under the money pool of $5.2 million to Great Plains Energy and $7.5 million to GMO and GMO had an outstanding payable of $1.7 million to Great Plains Energy.

Debt Agreements
See Note 9 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee

Retirement Income Security Act of 1974 (ERISA).  Year to date June 30, 2010, the Company contributed $28.7 million to the plans and expects to contribute an additional $36.7 million in 2010 to satisfy the ERISA minimum funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $18.5 million under the provisions of these plans in 2010, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$372.6	$324.8	$708.2	$602.3
Fuel	(67.9)	(60.1)	(129.4)	(112.8)
Purchased power	(10.9)	(14.4)	(38.2)	(38.8)
Transmission of electricity by others	(4.0)	(3.0)	(6.9)	(5.9)
Gross margin (a)	289.8	247.3	533.7	444.8
Other operating expenses	(142.8)	(123.9)	(282.7)	(254.9)
Depreciation and amortization	(62.3)	(55.2)	(125.8)	(106.8)
Operating income	84.7	68.2	125.2	83.1
Non-operating income and expenses	7.0	5.9	15.0	14.0
Interest charges	(22.0)	(23.2)	(43.7)	(40.4)
Income tax expense	(21.5)	(16.0)	(29.1)	(13.4)
Net income	$48.2	$34.9	$67.4	$43.3
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

The following tables summarize KCP&L’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$132.3	$114.2	16	1,240	1,205	3
Commercial	154.9	137.7	12	1,909	1,907	-
Industrial	33.2	26.7	24	525	460	14
Other retail revenues	2.9	2.6	15	20	21	-
Provision for rate refund (excess
Missouri wholesale margin)	(1.5)	-	NA	NA	NA	NA
Kansas ECA (over) under recovery	1.9	(3.3)	NM	NA	NA	NA
Total retail	323.7	277.9	16	3,694	3,593	3
Wholesale revenues	44.0	43.2	2	1,495	1,397	7
Other revenues	4.9	3.7	31	NA	NA	NA
Operating revenues	372.6	324.8	15	5,189	4,990	4
Fuel	(67.9)	(60.1)	13
Purchased power	(10.9)	(14.4)	(24)
Transmission of electricity by others	(4.0)	(3.0)	36
Gross margin (a)	$289.8	$247.3	17
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$254.6	$212.7	20	2,701	2,515	7
Commercial	289.2	252.9	14	3,768	3,716	1
Industrial	59.5	50.2	19	973	910	7
Other retail revenues	5.9	5.2	16	43	44	-
Provision for rate refund (excess
Missouri wholesale margin)	(1.5)	-	NA	NA	NA	NA
Kansas ECA (over) under recovery	2.9	1.5	NM	NA	NA	NA
Total retail	610.6	522.5	17	7,485	7,185	4
Wholesale revenues	87.8	70.5	25	2,673	2,174	23
Other revenues	9.8	9.3	5	NA	NA	NA
Operating revenues	708.2	602.3	18	10,158	9,359	9
Fuel	(129.4)	(112.8)	15
Purchased power	(38.2)	(38.8)	(1)
Transmission of electricity by others	(6.9)	(5.9)	17
Gross margin (a)	$533.7	$444.8	20
(a) Gross margin is a non-GAAP measure. See explanation under Great Plains Energy's Results of Operations.

KCP&L’s gross margin increased $42.5 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable summer weather with a 28% increase in cooling degree days.

KCP&L’s gross margin increased $88.9 million year to date June 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September

1, 2009, for Kansas and Missouri, respectively, favorable weather, and an increase in weather-normalized customer usage.

Retail MWhs sold year to date June 30, 2010, increased due to favorable weather, with a 15% increase in heating degree days and a 28% increase in cooling degree days and an increase in weather-normalized customer demand reflecting an improving economic climate.  Wholesale MWhs sold increased due to an 11% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was a result of Iatan No. 1 being off-line the entire first quarter of 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized, therefore, not impacting operating and maintenance expenses.  As a result, coal base load equivalent availability factor increased to 79% year to date June 30, 2010, compared to 70% for the same period in 2009.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $18.9 million and $27.8 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009.   Operating and maintenance expenses increased $15.3 million and $23.2 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009 primarily driven by planned plant outages, amortization of deferred costs related to customer programs and an increase in spending for vegetation management.  General taxes increased $3.6 million and $4.5 million for the three months ended and year to date June 30, 2010, respectively, compared to the same periods in 2009 primarily driven by increased gross receipts taxes on increased retail revenues and increased property taxes.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $7.1 million and $19.0 million for the three months ended and year to date June 30, 2010, compared to the same periods in 2009.  Additional regulatory amortization pursuant to KCP&L’s 2009 rate cases increased depreciation and amortization $7.0 million and $14.0 million for the three months ended and year to date June 30, 2010.   The remaining increases were due to placing the Iatan No. 1 environmental equipment in service in April 2009, as well as normal depreciation activity for other capital additions.

KCP&L Interest Charges
KCP&L’s interest charges increased $3.3 million year to date June 30, 2010, compared to the same period in 2009 primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009, partially offset by decreased rates on commercial paper and decreased commercial paper outstanding.

KCP&L Income Tax Expense
KCP&L’s income tax expense increased $5.5 million for the three months ended June 30, 2010, compared to the same period in 2009 primarily due to increased pre-tax income.  KCP&L’s income tax expense increased $15.7 million year to date June 30, 2010, compared to the same period in 2009 primarily due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks that are discussed elsewhere in this document as well as in the 2009 Form 10-K and therefore are not represented here.

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

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2010, was $23.7 million, net of $2.0 million of collateral.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended June 30, 2010.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
April 1 - 30	-	$-	-	N/A
May 1 - 31	48,095 (1)	19.08	-	N/A
June 1 - 30	15,730 (1)	17.84	-	N/A
Total	63,825	$18.78	-	N/A
(1)	Represents restricted common shares surrendered to the Company following the resignation of a certain officer and common stock shares surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The documents listed below are being, or have been, filed, furnished or submitted on behalf of Great Plains Energy and KCP&L.

Exhibit Number		Description of Document	Registrant(s)
3.1	*	Bylaws of Great Plains Energy Incorporated, amended as of May 4, 2010 (Exhibit 3.1 to Form 8-K filed on May 5, 2010).	Great Plains Energy
10.1	+*
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and John R. Marshall (Exhibit 10.1 to Form 8-K filed on May 5, 2010).
Great Plains Energy KCP&L
10.2	+	Consulting Services Assignment and Assumption Agreement between John R. Marshall and Coastal Partners Inc.	Great Plains Energy KCP&L
10.3	+*
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Barbara B. Curry (Exhibit 10.1 to Form 8-K filed on May 5, 2010).
Great Plains Energy KCP&L
10.4	+*
Amendment dated as of May 5, 2010 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Company, Kansas City Power & Light Company Receivables Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certifications of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certifications of James C. Shay.	KCP&L
32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L
101.INS	**	XBRL Instance	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels	Great Plains Energy KCP&L

101.PRE	**	XBRL Taxonomy Extension Presentation	Great Plains Energy KCP&L

*Filed with the SEC as an exhibit to prior SEC filings and is incorporated herein by reference and made a part hereof.  The SEC filing and the exhibit number of the document so filed, and incorporated herein by reference, is stated in parenthesis in the description of such exhibit.

**Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from the registrants upon written request.

The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: August 5, 2010	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2010	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 5, 2010	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2010	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)