Form 10-Q
period 2010-08-16
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2010-10-28
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

On October 25, 2010, Great Plains Energy Incorporated had 135,649,422 shares of common stock outstanding. On October 25, 2010,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholder’s Equity
Unaudited Consolidated Statements of Comprehensive Income

Combined Notes to Unaudited Consolidated Financial Statements for Great Plains Energy Incorporated and Kansas City Power & Light Company
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Assets Held For Sale
Note 5:	Nuclear Plant
Note 6:	Regulatory Matters
Note 7:	Pension Plans and Other Employee Benefits
Note 8:	Equity Compensation
Note 9:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 10:	Long-Term Debt
Note 11:	Commitments and Contingencies
Note 12:	Legal Proceedings
Note 13:	Related Party Transactions and Relationships
Note 14:	Derivative Instruments
Note 15:	Fair Value Measurements
Note 16:	Taxes
Note 17:	Segments and Related Information
Note 18:	Discontinued Operations
Note 19:	Goodwill

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$7.6	$65.9
Funds on deposit	4.4	4.4
Receivables, net	274.6	230.5
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	80.1	85.0
Materials and supplies, at average cost	131.3	121.3
Deferred refueling outage costs	11.5	19.5
Refundable income taxes	15.3	13.5
Deferred income taxes	42.9	36.8
Assets held for sale (Note 4)	18.8	19.4
Derivative instruments	1.1	1.5
Prepaid expenses and other assets	10.7	14.7
Total	693.3	612.5
Utility Plant, at Original Cost
Electric	10,352.8	8,849.0
Less-accumulated depreciation	3,959.2	3,774.5
Net utility plant in service	6,393.6	5,074.5
Construction work in progress	350.9	1,508.4
Nuclear fuel, net of amortization of $125.7 and $106.0	80.2	68.2
Total	6,824.7	6,651.1
Investments and Other Assets
Affordable housing limited partnerships	11.5	13.2
Nuclear decommissioning trust fund	120.7	112.5
Regulatory assets	888.8	822.2
Goodwill	169.0	169.0
Derivative instruments	8.1	7.9
Other	83.0	94.4
Total	1,281.1	1,219.2
Total	$8,799.1	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$22.0	$252.0
Collateralized note payable	95.0	-
Commercial paper	209.5	186.6
Current maturities of long-term debt	335.7	1.3
Accounts payable	172.4	315.0
Accrued taxes	86.8	27.9
Accrued interest	70.5	72.5
Accrued compensation and benefits	44.1	45.1
Pension and post-retirement liability	4.7	4.6
Derivative instruments	25.1	0.3
Other	35.4	53.0
Total	1,101.2	958.3
Deferred Credits and Other Liabilities
Deferred income taxes	544.3	381.9
Deferred tax credits	134.5	140.5
Asset retirement obligations	139.1	132.6
Pension and post-retirement liability	439.6	440.4
Regulatory liabilities	249.5	237.8
Derivative instruments	-	0.5
Other	135.3	145.1
Total	1,642.3	1,478.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
136,036,530 and 135,636,538 shares issued, stated value	2,322.5	2,313.7
Retained earnings	660.0	529.2
Treasury stock-385,419 and 213,423 shares, at cost	(8.6)	(5.5)
Accumulated other comprehensive loss	(59.8)	(44.9)
Total	2,914.1	2,792.5
Noncontrolling interest	1.2	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 10)	3,101.3	3,213.0
Total	6,055.6	6,045.7
Commitments and Contingencies (Note 11)
Total	$8,799.1	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
Operating Revenues	(millions, except per share amounts)
Electric revenues	$728.8	$587.7	$1,787.7	$1,487.4
Operating Expenses
Fuel	127.3	118.1	333.2	302.5
Purchased power	68.0	46.1	171.4	140.9
Transmission of electricity by others	8.1	7.9	20.9	21.2
Utility operating and maintenance expenses	147.7	145.2	447.3	423.1
Depreciation and amortization	85.3	77.9	248.5	220.3
General taxes	43.6	38.4	119.2	106.8
Other	5.0	2.9	6.5	10.2
Total	485.0	436.5	1,347.0	1,225.0
Operating income	243.8	151.2	440.7	262.4
Non-operating income	7.5	12.7	34.8	37.4
Non-operating expenses	(3.4)	(0.7)	(7.1)	(2.9)
Interest charges	(45.5)	(49.0)	(138.7)	(133.2)
Income before income tax expense and loss from equity investments	202.4	114.2	329.7	163.7
Income tax expense	(70.4)	(35.6)	(112.1)	(26.3)
Loss from equity investments, net of income taxes	-	(0.2)	(0.9)	(0.4)
Income from continuing operations	132.0	78.4	216.7	137.0
Income (loss) from discontinued operations, net of income taxes (Note 18)	-	0.8	-	(2.3)
Net income	132.0	79.2	216.7	134.7
Less: Net income attributable to noncontrolling interest	-	(0.1)	(0.1)	(0.2)
Net income attributable to Great Plains Energy	132.0	79.1	216.6	134.5
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$131.6	$78.7	$215.4	$133.3

Average number of basic common shares outstanding	135.2	134.6	135.1	127.5
Average number of diluted common shares outstanding	136.9	134.9	136.8	127.6

Basic earnings (loss) per common share
Continuing operations	$0.97	$0.57	$1.59	$1.07
Discontinued operations	-	0.01	-	(0.02)
Basic earnings per common share	$0.97	$0.58	$1.59	$1.05

Diluted earnings (loss) per common share
Continuing operations	$0.96	$0.57	$1.57	$1.06
Discontinued operations	-	0.01	-	(0.02)
Diluted earnings per common share	$0.96	$0.58	$1.57	$1.04

Cash dividends per common share	$0.2075	$0.2075	$0.6225	$0.6225

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$216.7	$134.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	248.5	220.3
Amortization of:
Nuclear fuel	19.7	12.8
Other	(4.1)	(8.0)
Deferred income taxes, net	127.0	(4.8)
Investment tax credit amortization	(1.8)	(1.7)
Loss from equity investments, net of income taxes	0.9	0.4
Other operating activities (Note 2)	(199.2)	(91.9)
Net cash from operating activities	407.7	261.8
Cash Flows from Investing Activities
Utility capital expenditures	(465.2)	(683.6)
Allowance for borrowed funds used during construction	(26.9)	(28.4)
Payment to Black Hills for asset sale working capital adjustment	-	(7.7)
Purchases of nuclear decommissioning trust investments	(78.3)	(36.1)
Proceeds from nuclear decommissioning trust investments	75.6	33.4
Other investing activities	(9.1)	(2.5)
Net cash from investing activities	(503.9)	(724.9)
Cash Flows from Financing Activities
Issuance of common stock	4.7	217.9
Issuance of long-term debt	249.9	700.5
Issuance fees	(11.7)	(22.7)
Repayment of long-term debt	(1.3)	(2.0)
Net change in short-term borrowings	(207.1)	(390.2)
Net change in collateralized short-term borrowings	95.0	-
Dividends paid	(85.6)	(82.0)
Other financing activities	(6.0)	(3.0)
Net cash from financing activities	37.9	418.5
Net Change in Cash and Cash Equivalents	(58.3)	(44.6)
Cash and Cash Equivalents at Beginning of Year	65.9	61.1
Cash and Cash Equivalents at End of Period	$7.6	$16.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date September 30	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	135,636,538	$2,313.7	119,375,923	$2,118.4
Issuance of common stock	269,855	5.1	15,781,851	218.2
Common stock issuance fees	-	-	-	(7.0)
Issuance of restricted common stock	130,137	2.3	376,667	5.4
Equity compensation expense, net of forfeitures		1.1		0.9
Unearned Compensation
Issuance of restricted common stock		(2.3)		(5.4)
Forfeiture of restricted common stock		0.6		1.0
Compensation expense recognized		1.9		2.7
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		-		(22.5)
Other		0.1		(0.5)
Ending balance	136,036,530	2,322.5	135,534,441	2,311.2
Retained Earnings
Beginning balance		529.2		489.3
Net income attributable to Great Plains Energy		216.6		134.5
Dividends:
Common stock		(84.4)		(80.8)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.2)		(0.1)
Performance shares amendment		-		0.4
Ending balance		660.0		542.1
Treasury Stock
Beginning balance	(213,423)	(5.5)	(120,677)	(3.6)
Treasury shares acquired	(172,913)	(3.1)	(125,488)	(2.8)
Treasury shares reissued	917	-	2,758	0.1
Ending balance	(385,419)	(8.6)	(243,407)	(6.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(44.9)		(53.5)
Derivative hedging activity, net of tax		(15.0)		4.2
Change in unrecognized pension expense, net of tax		0.1		0.2
Ending balance		(59.8)		(49.1)
Total Great Plains Energy Common Shareholders' Equity		$2,914.1		$2,797.9

Noncontrolling Interest
Beginning balance		$1.2		$1.0
Net income attributable to noncontrolling interest		0.1		0.2
Distribution		(0.1)		-
Ending balance		$1.2		$1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Net income	$132.0	$79.2	$216.7	$134.7
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(10.3)	(0.6)	(32.4)	0.1
Income tax benefit	4.0	0.2	12.6	-
Net gain (loss) on derivative hedging instruments	(6.3)	(0.4)	(19.8)	0.1
Reclassification to expenses, net of tax	2.0	2.1	4.8	4.1
Derivative hedging activity, net of tax	(4.3)	1.7	(15.0)	4.2
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs	-	0.1	0.2	0.3
Income tax expense	-	-	(0.1)	(0.1)
Net change in unrecognized pension expense	-	0.1	0.1	0.2
Comprehensive income	127.7	81.0	201.8	139.1
Less: comprehensive income attributable to noncontrolling interest	-	(0.1)	(0.1)	(0.2)
Comprehensive income attributable to Great Plains Energy	$127.7	$80.9	$201.7	$138.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.0	$17.4
Funds on deposit	0.2	0.1
Receivables, net	153.2	161.7
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	45.5	45.6
Materials and supplies, at average cost	92.0	84.8
Deferred refueling outage costs	11.5	19.5
Refundable income taxes	41.8	-
Deferred income taxes	4.9	0.3
Derivative instruments	-	0.2
Prepaid expenses and other assets	9.1	11.0
Total	456.2	340.6
Utility Plant, at Original Cost
Electric	7,376.8	6,258.5
Less-accumulated depreciation	3,046.9	2,899.0
Net utility plant in service	4,329.9	3,359.5
Construction work in progress	288.2	1,144.1
Nuclear fuel, net of amortization of $125.7 and $106.0	80.2	68.2
Total	4,698.3	4,571.8
Investments and Other Assets
Nuclear decommissioning trust fund	120.7	112.5
Regulatory assets	645.6	612.1
Other	38.8	65.3
Total	805.1	789.9
Total	$5,959.6	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$-
Commercial paper	209.5	186.6
Current maturities of long-term debt	0.3	0.2
Accounts payable	141.5	237.9
Accrued taxes	62.9	23.7
Accrued interest	37.0	26.7
Accrued compensation and benefits	44.1	45.1
Pension and post-retirement liability	3.2	3.2
Other	7.7	26.1
Total	601.2	549.5
Deferred Credits and Other Liabilities
Deferred income taxes	666.2	559.4
Deferred tax credits	130.3	135.7
Asset retirement obligations	125.7	119.8
Pension and post-retirement liability	420.7	421.2
Regulatory liabilities	133.2	126.9
Other	77.2	78.2
Total	1,553.3	1,441.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	500.1	410.1
Accumulated other comprehensive loss	(37.8)	(41.5)
Total	2,025.4	1,931.7
Long-term debt (Note 10)	1,779.7	1,779.9
Total	3,805.1	3,711.6
Commitments and Contingencies (Note 11)
Total	$5,959.6	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
Operating Revenues	(millions)
Electric revenues	$486.5	$395.5	$1,194.7	$997.8
Operating Expenses
Fuel	83.8	70.5	213.2	183.3
Purchased power	25.0	19.8	63.2	58.6
Transmission of electricity by others	4.4	3.2	11.3	9.1
Operating and maintenance expenses	102.9	104.2	323.5	301.6
Depreciation and amortization	66.4	59.3	192.2	166.1
General taxes	37.2	32.6	99.3	90.2
Other	3.2	-	3.2	(0.1)
Total	322.9	289.6	905.9	808.8
Operating income	163.6	105.9	288.8	189.0
Non-operating income	6.1	8.6	23.3	24.7
Non-operating expenses	(2.5)	(0.2)	(4.7)	(2.3)
Interest charges	(20.1)	(22.3)	(63.8)	(62.7)
Income before income tax expense	147.1	92.0	243.6	148.7
Income tax expense	(54.5)	(26.4)	(83.6)	(39.8)
Net income	$92.6	$65.6	$160.0	$108.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$160.0	$108.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	192.2	166.1
Amortization of:
Nuclear fuel	19.7	12.8
Other	18.1	13.9
Deferred income taxes, net	63.5	(49.6)
Investment tax credit amortization	(1.2)	(1.1)
Other operating activities (Note 2)	(171.1)	32.9
Net cash from operating activities	281.2	283.9
Cash Flows from Investing Activities
Utility capital expenditures	(349.1)	(520.6)
Allowance for borrowed funds used during construction	(21.3)	(23.6)
Purchases of nuclear decommissioning trust investments	(78.3)	(36.1)
Proceeds from nuclear decommissioning trust investments	75.6	33.4
Net money pool lending	6.0	-
Other investing activities	(6.0)	1.5
Net cash from investing activities	(373.1)	(545.4)
Cash Flows from Financing Activities
Issuance of long-term debt	-	413.0
Issuance fees	(5.0)	(4.0)
Repayment of long-term debt	(0.2)	-
Net change in short-term borrowings	22.9	(342.2)
Net change in collateralized short-term borrowings	95.0	-
Net money pool borrowings	34.8	-
Dividends paid to Great Plains Energy	(70.0)	(54.0)
Equity contribution from Great Plains Energy	-	247.5
Net cash from financing activities	77.5	260.3
Net Change in Cash and Cash Equivalents	(14.4)	(1.2)
Cash and Cash Equivalents at Beginning of Year	17.4	5.4
Cash and Cash Equivalents at End of Period	$3.0	$4.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2010		2009
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,563.1	1	$1,315.6
Equity contribution from Great Plains Energy		-		247.5
Ending balance	1	1,563.1	1	1,563.1
Retained Earnings
Beginning balance		410.1		353.2
Net income		160.0		108.9
Dividends:
Common stock held by Great Plains Energy		(70.0)		(54.0)
Ending balance		500.1		408.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(41.5)		(46.9)
Derivative hedging activity, net of tax		3.7		4.0
Ending balance		(37.8)		(42.9)
Total Common Shareholder's Equity		$2,025.4		$1,928.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Net income	$92.6	$65.6	$160.0	$108.9
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.4)	(0.6)	(1.0)	0.1
Income tax benefit	0.2	0.2	0.4	-
Net gain (loss) on derivative hedging instruments	(0.2)	(0.4)	(0.6)	0.1
Reclassification to expenses, net of tax	1.6	2.0	4.3	3.9
Derivative hedging activity, net of tax	1.4	1.6	3.7	4.0
Comprehensive income	$94.0	$67.2	$163.7	$112.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” “KCP&L,” and “Companies” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.  The Companies’ interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
Income	(millions, except per share amounts)
Income from continuing operations	$132.0	$78.4	$216.7	$137.0
Less: net income attributable to noncontrolling interest	-	0.1	0.1	0.2
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Income from continuing operations available for common shareholders	$131.6	$77.9	$215.4	$135.6
Common Shares Outstanding
Average number of common shares outstanding	135.2	134.6	135.1	127.5
Add: effect of dilutive securities	1.7	0.3	1.7	0.1
Diluted average number of common shares outstanding	136.9	134.9	136.8	127.6
Basic EPS from continuing operations	$0.97	$0.57	$1.59	$1.07
Diluted EPS from continuing operations	$0.96	$0.57	$1.57	$1.06

The computation of diluted EPS for the three months ended September 30, 2010, excludes anti-dilutive shares consisting of 107,958 performance shares, 103,114 restricted stock shares and 203,879 stock options.  The computation of diluted EPS year to date September 30, 2010, excludes anti-dilutive shares consisting of 116,388 performance shares, 278,452 restricted stock shares and 209,837 stock options.

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

Dividends Declared
In October 2010, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable on December 20, 2010, to shareholders of record as of November 29, 2010.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable on March 1, 2011, to shareholders of record as of February 7, 2011.

In October 2010, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on December 17, 2010.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$(45.9)	$7.9
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	4.9	(3.1)
Materials and supplies	(10.0)	(16.1)
Accounts payable	(79.1)	(122.2)
Accrued taxes	54.6	85.7
Accrued interest	(2.0)	1.9
Deferred refueling outage costs	8.0	4.3
Accrued plant maintenance costs	1.9	2.2
Fuel adjustment clauses	(2.3)	3.1
Pension and post-retirement benefit obligations	15.5	43.0
Allowance for equity funds used during construction	(25.5)	(29.6)
Forward Starting Swaps settlement	(6.9)	(79.1)
Other	(17.4)	10.1
Total other operating activities	$(199.2)	$(91.9)
Cash paid during the period:
Interest	$175.4	$162.8
Income taxes	$0.4	$4.7
Non-cash investing activities:
Liabilities assumed for capital expenditures	$36.4	$56.8

KCP&L Other Operating Activities
Year to Date September 30	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$(0.1)	$6.7
Accounts receivable pledged as collateral	(95.0)	-
Fuel inventories	0.1	0.6
Materials and supplies	(7.2)	(11.4)
Accounts payable	(87.2)	(49.3)
Accrued taxes	(6.3)	96.4
Accrued interest	10.3	18.9
Deferred refueling outage costs	8.0	4.3
Pension and post-retirement benefit obligations	31.1	51.5
Allowance for equity funds used during construction	(21.7)	(22.6)
Kansas Energy Cost Adjustment	(5.4)	(0.2)
Forward Starting Swaps settlement	-	(79.1)
Other	2.3	17.1
Total other operating activities	$(171.1)	$32.9
Cash paid during the period:
Interest	$60.3	$44.0
Income taxes	$71.6	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$31.6	$55.2

On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at September 30, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash year to date September 30, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	September 30	December 31
	2010	2009
Great Plains Energy	(millions)
Customer accounts receivable - billed	$118.3	$47.3
Customer accounts receivable - unbilled	80.3	77.9
Allowance for doubtful accounts	(5.0)	(2.8)
Other receivables	81.0	108.1
Total	$274.6	$230.5
KCP&L
Customer accounts receivable - billed	$38.2	$-
Customer accounts receivable - unbilled	52.0	44.6
Allowance for doubtful accounts	(2.6)	(1.7)
Intercompany receivables	12.7	42.4
Other receivables	52.9	76.4
Total	$153.2	$161.7

Great Plains Energy’s and KCP&L’s other receivables at September 30, 2010, and December 31, 2009, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the sale of the undivided percentage ownership interest in accounts receivable by Receivables Company no longer meeting the criteria for derecognition and now being accounted for as a secured borrowing.  As a result, $95.0 million of accounts receivables pledged as collateral are recognized with a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at September 30, 2010.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended September 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(442.0)	$442.0	$-
Gain (loss) on sale of accounts receivable (a)	(5.6)	5.4	(0.2)
Servicing fees	0.8	(0.8)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(430.9)	430.9	-
Cash paid to KCP&L for receivables purchased	425.5	(425.5)	-
Servicing fees	0.8	(0.8)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Year to Date September 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,067.7)	$1,067.7	$-
Gain (loss) on sale of accounts receivable (a)	(13.5)	12.9	(0.6)
Servicing fees	1.9	(1.9)	-
Fees to outside investor	-	(0.9)	(0.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,029.8)	1,029.8	-
Cash paid to KCP&L for receivables purchased	1,016.9	(1,016.9)	-
Servicing fees	1.9	(1.9)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
Three Months Ended September 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(354.2)	$354.2	$-
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.4	(0.1)
Servicing fees	0.9	(0.9)	-
Fees to outside investor	-	(0.4)	(0.4)

Cash flows during the period
Cash from customers transferred to Receivables Company	(352.5)	352.5	-
Cash paid to KCP&L for receivables purchased	348.1	(348.1)	-
Servicing fees	0.9	(0.9)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date September 30, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(892.0)	$892.0	$-
Gain (loss) on sale of accounts receivable (a)	(11.3)	11.0	(0.3)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(0.9)	(0.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(880.3)	880.3	-
Cash paid to KCP&L for receivables purchased	869.3	(869.3)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	0.3	(0.3)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	ASSETS HELD FOR SALE

Great Plains Energy has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheets.  In March 2010, one of the properties with a book value of $0.6 million was sold resulting in an insignificant loss on the sale.  Of the $18.8 million of assets held for sale at September 30, 2010, $14.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.  In October 2010, one of the properties included in the electric utility segment with a book value of $11.1 million was sold resulting in an insignificant gain on the sale.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  An NRC board denied the DOE’s motion to withdraw its application in June 2010, and the DOE appealed that decision to the full NRC in early July 2010.  The NRC has not yet decided that appeal.  The question of DOE’s legal authority to withdraw its license application also is pending in multiple lawsuits filed with a federal appellate court.  However, that court has put those cases on hold pending a final decision from the NRC.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 12 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

	September 30	December 31
	2010	2009
Decommissioning Trust	(millions)
Beginning balance January 1	$112.5	$96.9
Contributions	2.7	3.7
Earned income, net of fees	1.2	2.8
Net realized gains/(losses)	6.6	(5.5)
Net unrealized gains/(losses)	(2.3)	14.6
Ending balance	$120.7	$112.5

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

	September 30				December 31
	2010				2009
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$ 72.4	$ 6.4	$ (2.2)	$ 76.6	$ 36.3	$ 8.9	$ (0.7)	$ 44.5
Debt securities	37.8	3.8	-	41.6	35.3	2.1	-	37.4
Other	2.5	-	-	2.5	30.6	-	-	30.6
Total	$ 112.7	$ 10.2	$ (2.2)	$ 120.7	$ 102.2	$ 11.0	$ (0.7)	$ 112.5

The weighted average maturity of debt securities held by the trust at September 30, 2010, was approximately 7.7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Realized gains	$0.2	$0.5	$7.2	$1.2
Realized losses	(0.1)	(0.9)	(0.6)	(7.6)

6.	REGULATORY MATTERS

Regulatory Proceedings
The following table summarizes the initial filing information in currently pending requests for retail rate increases with The State Corporation Commission of the State of Kansas (KCC) and the Public Service Commission of the State of Missouri (MPSC).

		Annual
		Revenue		Return on		Rate-Making
Rate Jurisdiction	File Date	Increase		Equity		Equity Ratio
		(millions)
KCP&L - Kansas (a)	12/17/2009	$ 55.2	(b)	11.25%	(b)	46.17%
KCP&L - Missouri (c)	6/4/2010	92.1		11.00%		46.16%
GMO - Missouri Public Service division (c)	6/4/2010	75.8		11.00%		46.16%
GMO - St. Joseph Light & Power division (c)	6/4/2010	22.1		11.00%		46.16%

(a)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. Any authorized changes to retail rates are expected to be effective in December 2010.
(b)	The requested increase was adjusted by KCP&L during the hearing process to $50.9 million as the net result of updates to the case, most notably a reduction in the requested return on equity. The requested return on equity was adjusted by KCP&L to 10.75% with the potential for a 0.25% adder (to 11.00%) if KCC adopts a particular rate design proposal by KCC Staff and other interveners.
(c)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs expected with the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized changes to retail rates are expected to be effective in May 2011 for KCP&L and June 2011 for GMO.

In June 2010, KCC staff and certain interveners filed their direct testimony in KCP&L’s rate case.  KCC staff recommended a rate reduction of $9.1 million.  The main differences between KCP&L’s and KCC staff’s positions are the staff’s proposals for a return on equity of 9.70%, disallowance of $231 million of the total project cost of Iatan No. 2 ($58 million for KCP&L’s Kansas jurisdictional portion of the plant) and depreciation rate differences.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.  Management does not believe a further write-down of the Iatan No. 2 plant is appropriate under regulatory prudence standards.  In the event of a further disallowance of certain Iatan No. 2 costs, KCP&L would recognize a loss with a corresponding write-down of utility plant for the amount of disallowance.  The outcome of the KCP&L Kansas case will likely be different from either of the positions of KCP&L or KCC staff, though the decision of KCC cannot be predicted.  Evidentiary hearings in the case were held August 16, 2010, through September 2, 2010.  The case has been fully briefed and a KCC order is expected in November 2010 with new rates expected to be effective in December 2010.

In September 2010, GMO received an order from the MPSC approving construction accounting for the Iatan No. 2 project from the Iatan No. 2 in-service date to the effective date of new rates in the current rate case.  The effect of the order is to defer GMO’s share of Iatan No. 2 operating costs, depreciation expense and carrying costs (interest) to a regulatory asset rather than impacting the income statement until new rates are effective.  KCP&L (Missouri jurisdiction only) was granted construction accounting as part of the Comprehensive Energy Plan.  The next major milestone in the MPSC cases is November 2010, when the MPSC staff will file its Iatan No. 2 prudence report and the MPSC Staff and other interveners will file direct testimony.  Hearings are scheduled for late January 2011 for KCP&L and early February 2011 for GMO.  New rates are proposed to go into effect in May 2011 for KCP&L and June 2011 for GMO.

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

The increase in the cost estimate ranges was primarily due to a shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considered appropriate in light of recent start-up events encountered at other coal plants under construction.  In August 2010, Iatan No. 2 successfully completed in-service testing, which was confirmed by KCC in October 2010, but is still subject to confirmation by the MPSC, which is expected during the current rate cases.  The Companies estimate that the final cost will be within the current estimate range.

SPP and NERC Audits
In November 2009, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC) conducted scheduled audits of KCP&L and GMO regarding compliance with NERC reliability and critical infrastructure protection standards.  KCP&L and GMO have received the final audit report alleging violation of certain standards, which could result in penalties.  The timing and amount of such penalties that may be proposed are unknown at this time.  The SPP also conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  NERC may also investigate the circumstances surrounding this transmission system outage.  The outcome of the outage inquiries cannot be predicted at this time.

Energy Efficiency
Great Plains Energy and KCP&L have implemented various energy efficiency programs, and are evaluating expanded and new energy efficiency programs as one of the elements to meet future customer energy needs.  KCP&L also agreed in the Collaboration Agreement to pursue initiatives, including energy efficiency, designed to offset CO2 emissions.  The Companies currently recover energy efficiency program expenses on a deferred basis.  While there is an ongoing rulemaking proceeding in Missouri, and a pending KCC case filed by KCP&L to address recovery of and earnings on investments in energy efficiency programs, until these rules are set and programs are approved, the effects on Great Plains Energy’s and KCP&L’s plans and future results cannot be reasonably estimated.

MPSC Regulatory Approval of the GMO Acquisition
The MPSC order approving the GMO acquisition was received on July 1, 2008.  Certain parties filed appeals and a motion to stay the order with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  That decision was appealed and in August 2010, the Missouri Court of Appeals, Western District, upheld the MPSC order.  In September 2010, certain parties filed motions for rehearing by the Missouri Court of Appeals and applications for transfer to the Missouri Supreme Court.

GMO Missouri 2007 Rate Case Appeal
Appeals of the May 2007 MPSC order approving an approximate $59 million increase in annual revenues were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  The Circuit Court’s decision was affirmed by the Court of Appeals in August 2009.  The case was transferred to the Missouri Supreme Court in August 2010.  The order remains in effect unless reversed by the courts.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
September 30, 2010	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$112.6		$26.4		$139.0
Loss on reacquired debt	5.1	(a)	0.8	(a)	5.9
Cost of removal	7.5		-		7.5
Asset retirement obligations	26.6		12.6		39.2
Pension settlements	10.1	(b)	-		10.1
Pension and post-retirement costs	366.9	(c)	103.0	(c)	469.9
Deferred customer programs	42.5	(d)	13.2		55.7
Rate case expenses	10.9	(e)	2.3	(e)	13.2
Skill set realignment costs	5.1	(f)	-		5.1
Fuel adjustment clauses	5.2	(e)	45.1	(e)	50.3
Acquisition transition costs	29.5	(g)	22.5	(g)	52.0
St. Joseph Light & Power acquisition	-		2.7	(h)	2.7
Storm damage	-		3.6	(i)	3.6
Derivative instruments	-		4.8	(j)	4.8
Iatan No. 1 and Common facilities depreciation and carrying costs	13.3	(k)	3.5	(k)	16.8
Iatan No. 2 construction accounting costs	6.4	(k)	2.2	(k)	8.6
Other	3.9	(l)	0.5	(l)	4.4
Total	$645.6		$243.2		$888.8
Regulatory Liabilities
Emission allowances	$86.1		$0.6		$86.7
Asset retirement obligations	37.8		-		37.8
Pension	-		36.3		36.3
Cost of removal	-		63.2	(m)	63.2
Other	9.3		16.2		25.5
Total	$133.2		$116.3		$249.5

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$5.6 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$13.2 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$2.9 million not included in rate base and amortized through 2017.
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

Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

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

In addition to providing pension benefits, Great Plains Energy provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and WCNOC.  The cost of post-retirement benefits charged to KCP&L and GMO are accrued during an employee's years of service and recovered through rates.

The following tables provide Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended September 30	2010	2009	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$7.6	$7.3	$1.0	$1.1
Interest cost	12.3	11.8	2.2	2.0
Expected return on plan assets	(9.2)	(8.1)	(0.5)	(0.4)
Prior service cost	1.1	1.0	1.8	1.9
Recognized net actuarial loss (gain)	9.4	9.1	(0.1)	(0.1)
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	21.2	21.1	4.7	4.8
Regulatory adjustment	(8.1)	(7.2)	-	-
Net periodic benefit costs	$13.1	$13.9	$4.7	$4.8

	Pension Benefits		Other Benefits
Year to Date September 30	2010	2009	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$22.8	$21.8	$2.8	$3.1
Interest cost	36.9	35.4	6.6	6.2
Expected return on plan assets	(27.5)	(24.1)	(1.6)	(1.2)
Prior service cost	3.5	3.0	5.4	5.2
Recognized net actuarial loss (gain)	28.1	27.3	(0.1)	(0.3)
Transition obligation	-	-	1.0	1.0
Settlement charge	-	0.1	-	-
Net periodic benefit costs before
regulatory adjustment	63.8	63.5	14.1	14.0
Regulatory adjustment	(24.6)	(20.3)	-	(0.2)
Net periodic benefit costs	$39.2	$43.2	$14.1	$13.8

Year to date September 30, 2010, the Company contributed $38.5 million to the pension plans and expects to contribute an additional $29.8 million in 2010 to satisfy the ERISA minimum funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

On March 23, 2010, the Patient Protection and Affordable Care Act, a comprehensive health care reform bill took effect.  Management expects a minimal impact as a result of this new legislation in the short-term but will continue to monitor for any long-term impacts.  Year to date September 30, 2010, Great Plains Energy and KCP&L recorded a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under this new legislation.

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
Great Plains Energy	(millions)
Compensation expense	$0.8	$1.7	$3.4	$4.2
Income tax benefits	0.2	0.5	0.8	1.0
KCP&L
Compensation expense	0.6	1.2	2.4	2.8
Income tax benefits	0.2	0.4	0.4	0.5

Performance Shares
Performance share activity year to date September 30, 2010, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	294,641	$ 13.62
Performance adjustment	(21,674)
Granted	231,598	23.37
Earned	(8,433)	10.87
Forfeited	(44,168)	21.33
Ending balance	451,964	18.05
* weighted-average

Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on internal and external measures, over stated performance periods.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is commensurate with the remaining life of the performance period of the grant based on the zero-coupon government bonds in effect at the time of the valuation.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted year to date September 30, 2010, inputs for expected volatility, dividend yield and risk-free rates were 31%, 4.65%, and 1.2%, respectively.

At September 30, 2010, the remaining weighted-average contractual term was 1.6 years.  There were no performance shares granted for the three months ended September 30, 2010 and 2009.  The weighted-average grant-date fair value of shares granted year to date September 30, 2010, was $23.37.  The weighted-average grant-date fair value of shares granted year to date September 30, 2009, was $14.35.  At September 30, 2010, there was $3.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid year to date September 30, 2010, was insignificant.  There were no performance shares earned and paid for the three months ended and year to date September 30, 2009.

Restricted Stock
Restricted stock activity year to date September 30, 2010, is summarized in the following table.
`
	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	612,587	$ 20.24
Granted and issued	130,137	17.80
Vested	(291,787)	25.00
Forfeited	(29,760)	19.05
Ending balance	421,177	16.21
* weighted-average

At September 30, 2010, the remaining weighted-average contractual term was 1.5 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2010, was $18.32 and $17.80, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2009, was $18.03 and $14.50, respectively.  At September 30, 2010, there was $3.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date September 30, 2010, was $0.9 million and $7.3 million, respectively.  The total fair value of shares vested for the three months ended and year to date September 30, 2009, was insignificant and $5.4 million, respectively.

Stock Options
Stock options were granted under the Long-Term Incentive Plan during 2001-2003 and GMO stock options outstanding on the July 14, 2008, acquisition date were converted to Great Plains Energy stock options.  All stock options are fully vested at September 30, 2010.  Stock option activity under all plans year to date September 30, 2010, is summarized in the following table.

		Exercise
Stock Options	Shares	Price*
Beginning balance	244,610	$ 36.73
Exercised	(917)	9.21
Forfeited or expired	(29,681)	62.17
Outstanding and exercisable at September 30, 2010	214,012	33.32
* weighted-average

There were no stock options exercised during the three months ended September 30, 2010.  The weighted-average grant-date fair value of options exercised year to date September 30, 2010, was $9.21.  The weighted-average grant-date fair value of options exercised for the three months ended and year to date September 30, 2009, was $10.65 and $10.94 per share, respectively.  The aggregate intrinsic value and cash received for options exercised for the three months ended and year to date September 30, 2010 and 2009, was insignificant.  At September 30, 2010, there were no in-the-money outstanding and exercisable options.

The following table summarizes all outstanding and exercisable stock options as of September 30, 2010.

Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$23.91 - $27.73	203,656	1.2	$ 24.51
$181.11	3,998	0.3	181.11
$221.82 - $251.86	6,358	0.6	222.33
Total	214,012	1.1	33.32

9.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
In August 2010, Great Plains Energy entered into a new $200 million revolving credit facility with a group of banks that expires in August 2013.  The facility replaced a $400 million revolving credit facility with a group of banks that would have expired in May 2011 and was sized based on expected short-term debt requirements over the facility’s term.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2010, Great Plains Energy was in compliance with this covenant.  At September 30, 2010, Great Plains Energy had $22.0 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.  At December 31, 2009, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $25.4 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
In August 2010, KCP&L entered into a new $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes that expires in August 2013.  The facility replaced a $600 million facility with a group of banks that would have expired in May 2011.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2010, KCP&L was in compliance with this covenant.  At September 30, 2010, KCP&L had $209.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2009, KCP&L had $186.6 million of commercial paper outstanding, at a weighted-average interest rate of 0.58%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $450 Million Revolving Credit Facility
In August 2010, GMO entered into a new $450 million revolving credit facility with a group of banks that expires in August 2013.  The facility replaced a $400 million revolving credit facility with a group of banks that would have expired in September 2011 and was sized based on expected short-term debt requirements over the facility’s term.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2010, GMO was in compliance with this covenant.  At September 30, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2009, GMO had $232.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $13.2 million under the credit facility.

10.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2010	2009
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.125% EIRR Series 2007A-1	2035	63.3	63.3
2.625% EIRR Series 2007A-2	2035	10.0	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.90% Series 2008	2038	23.4	23.4
Other	2011-2018	3.3	3.5
Current maturities		(0.3)	(0.2)
Unamortized discount		(2.0)	(2.1)
Total KCP&L		1,779.7	1,779.9

Other Great Plains Energy
GMO First Mortgage Bonds
9.44% Series	2011-2021	12.4	13.5
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.289%*** Wamego Series 1996	2026	7.3	7.3
0.937%*** State Environmental 1993	2028	5.0	5.0
GMO Senior Notes
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		58.6	84.5
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate**)	2013	250.0	-
Great Plains Energy 6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2042	287.5	287.5
Current maturities		(335.4)	(1.1)
Unamortized discount		(0.6)	(0.4)
Total Great Plains Energy excluding current maturities		$3,101.3	$3,213.0
* Weighted-average interest rates at September 30, 2010
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At September 30, 2010, and December 31, 2009, the book value of Great Plains Energy’s long-term debt, including current maturities, was $3.4 billion and $3.2 billion, respectively.  At September 30, 2010, and December 31, 2009, the fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.8 billion and $3.4 billion, respectively.  At September 30, 2010, and December 31, 2009, the book value of KCP&L’s long-term debt, including current maturities, was $1.8 billion.  At September 30, 2010, and December 31, 2009, the fair value of KCP&L’s long-term debt, including current maturities, was $2.0 billion and $1.9 billion, respectively.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
KCP&L	$0.7	$0.5	$1.8	$1.5
Other Great Plains Energy	1.2	0.8	2.5	1.7
Total Great Plains Energy	$1.9	$1.3	$4.3	$3.2

KCP&L EIRR Bonds
In March 2010, KCP&L remarketed its 5.00% EIRR Series 2007A-2 general mortgage bonds maturing in 2035 totaling $10.0 million to a new fixed rate of 2.625% from April 1, 2010, through March 31, 2011.

Great Plains Energy Senior Notes
In August 2010, Great Plains Energy issued $250.0 million of 2.75% unsecured Senior Notes, maturing in 2013.  As a result of amortizing the loss recognized in Other Comprehensive Income (OCI) on Great Plains Energy’s Forward Starting Swaps (FSS), the effective interest rate is 3.67%.

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

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At September 30, 2010, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 135,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At September 30, 2010, GMO had accumulated unused SO2 emission allowances sufficient to support just over 18,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

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

In September and October 2010, the EPA supplemented the record supporting the proposed Transport Rule.  The EPA made available additional information relevant to the rulemaking, including, among other things, an updated version of the power sector modeling that the EPA proposes to use to support the final rule.

The proposed Transport Rule is complex and, as noted, contains alternative approaches.  Great Plains Energy and KCP&L are unable to predict when the Transport Rule (or other rule replacing CAIR) might be adopted, or the actual requirements of such rule.  Preliminary analysis of the Transport Rule has raised various questions regarding the emission allowances allocation to, and the allowable emission rates for, the Companies’ power plants pursuant to the preferred approach and alternatives, which the Companies will attempt to address during the rule’s comment period.  Regardless of the resolution of those questions, the Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations starting in 2012 pursuant to the preferred approach.  Any shortfall in allocated allowances would need to be addressed through permissible allowance trading, installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market, or a combination of these and other alternatives.  While Great Plains Energy and KCP&L cannot reasonably predict at this time the impacts of the final Transport Rule, if it were finalized as currently proposed, the Companies expect that any required capital expenditures would not exceed the $1 billion estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective CAIR and BART rule disclosed above.  Any final rule could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012 with 100MW to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  KCP&L is constructing a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it currently owns, which is expected to be completed in December 2010.  KCP&L also intends to secure 52MW of renewable energy credits.  KCP&L is evaluating alternatives to meet the remaining wind generation capacity requirement, including the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.

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

In the Collaboration Agreement, KCP&L also agreed to offset an additional 711,000 tons of CO2 by the end of 2012.  KCP&L currently expects to achieve this offset through a number of alternatives, including improving the efficiency of its coal-fired units, equipping certain gas-fired units for winter operation and, if necessary, possibly reducing output of, or retiring, one or more coal-fired units.

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

Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (House Bill), which would establish a renewable electricity standard and a greenhouse gas cap and trade program that would require Great Plains Energy, KCP&L and other affected entities to surrender allowances or offsets for each ton of greenhouse gas emitted, and that would reduce the available quantity of emission allowances over time.  The U.S. Senate has not yet enacted companion legislation.  Legislation proposed or enacted in the future, however, may include greenhouse gas reduction measures, including those contained in the House Bill.  The timing and effects of any such legislation cannot be determined at this time.

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

At the state level, a Kansas law enacted in May 2009 requires Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 requires at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2MW in 2011 for each of KCP&L and GMO) required to come from solar resources.  Regulations implementing these laws are being drafted by the MPSC and KCC, and the ultimate impacts on the Companies cannot be reasonably estimated at this time.  Subject to the terms of the final MPSC regulations, KCP&L and GMO project that their current renewable resources (including accumulated renewable energy credits), combined with an expected purchase of solar renewable energy credits, will be sufficient for compliance with the Missouri requirements through 2013.  KCP&L also projects, subject to the terms of the final KCC regulations, that its current renewable resources (including accumulated renewable energy credits) combined with the 48MW wind project and 52MW of renewable energy credits discussed above will be sufficient for compliance with the 2011 Kansas requirements.

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

At September 30, 2010, and December 31, 2009, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At September 30, 2010, and December 31, 2009, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at September 30, 2010, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers appealed this decision on March 11, 2009, to the Court of Appeals for the Eighth Circuit.  In September 2010, the Court of Appeals affirmed the District Court’s decision.

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

KCP&L Advanced Coal Credit Arbitration
In 2009, KCP&L was served a notice to arbitrate by Empire District Electric Company (Empire), Kansas Electric Cooperative, Inc. (KEPCO) and Missouri Joint Municipal Electric Utility Commission (MJMEUC), the non-Company joint owners of Iatan No. 2.  These joint owners asserted that they were entitled to receive proportionate shares (or the monetary equivalent) of approximately $125 million of qualifying advance coal project credits for Iatan No. 2.  As independent entities, the joint owners are taxed separately and the non-Company joint owners do not dispute that they did not, in fact, apply for the credits themselves.  Notwithstanding this, they contended that they should receive proportional shares of the credit.  On December 30, 2009, an arbitration panel issued its order denying the KEPCO and MJMEUC claims but ordering KCP&L and Empire to jointly seek a reallocation of the tax credit from the IRS giving Empire its representative percentage of the total tax credit, worth approximately $17.7 million.  The order further specified that if the IRS denies the parties’ reallocation request or if Empire is allocated less than its proportionate share of the tax credits, KCP&L will be responsible for paying Empire the full value of its representative percentage of the tax credits (less the amount of tax credits, if any, Empire ultimately receives) in cash.  In September 2010, the IRS issued an amended memorandum of understanding to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, meeting the requirements of the arbitration order issued on December 30, 2009.  KCP&L subsequently dismissed its March

31, 2010, appeal of the arbitration order.  KCP&L reversed a $17.7 million liability previously recorded in other current liabilities for this matter.

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

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

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

In October 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.  In December 2009, the court affirmed the dismissal and the MPSC filed a request for rehearing or, in the alternative, transfer to the Missouri Supreme Court.  The Supreme Court accepted the transfer in April 2010, but in September 2010, transferred the case back to the Court of Appeals.

The ultimate outcome of these matters cannot be predicted.

13.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $26.3 million and $73.5 million, respectively, for the three months ended and year to date September 30, 2010.  These costs totaled $24.6 million and $75.2 million, respectively, for the same periods in 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	September 30	December 31
	2010	2009
	(millions)
Receivable (payable) from/to GMO	$(19.0)	$26.4
Payable to Services	-	(0.2)
Receivable from Great Plains Energy	12.7	15.1
Receivable from MPS Merchant	-	0.9

14.	DERIVATIVE INSTRUMENTS

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

Interest Rate Risk Management
In August 2010, Great Plains Energy issued $250.0 million of long-term debt and settled two Forward Starting Swaps (FSS) simultaneously with the issuance of the long-term fixed rate debt.  Great Plains Energy had entered into the two FSS with notional amounts of $125.0 million to hedge against interest rate fluctuations on a portion of the August 2010 debt issuance.  The two FSS were treated as cash flow hedges with no ineffectiveness recorded in 2010 or 2009.  A pre-tax loss of $6.9 million was recorded to OCI and is being reclassified to interest expense over the life of the three-year debt.  At September 30, 2010, $0.3 million of the loss has been reclassified from OCI to interest expense.

Since December 2009, Great Plains Energy has entered into five FSS with total notional amounts of $350.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2011.  The five FSS remove a portion of the interest rate variability on $350.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The five FSS are treated as cash flow hedges with no ineffectiveness for the three months ended and year to date September 30, 2010.  At September 30, 2010, a $25.1 million loss was recorded in OCI for the five FSS.  The FSS will settle simultaneously with the issuance of the underlying long-term debt expected to be issued.  Any gain or loss on the settlement will be recorded to OCI and reclassified to interest expense over the life of the debt.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At September 30, 2010, KCP&L has hedged 7% of the 2011 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date September 30, 2010 and 2009.

GMO’s risk management policy is to use derivative instruments to mitigate exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At September 30, 2010, GMO had financial contracts in place to hedge all for the remainder of 2010, 44% for 2011 and 7% for 2012 of the expected on-peak natural gas and natural gas equivalent purchased power price exposure.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement costs are included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	September 30		December 31
	2010		2009
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$0.3	$(0.1)	$3.2	$-
Non-hedging derivatives	17.9	(4.2)	29.8	(0.9)
Forward contracts
Non-hedging derivatives	206.5	9.1	234.4	9.1
Option contracts
Cash flow hedges	-	-	2.3	0.2
Non-hedging derivatives	0.5	0.1	-	-
Anticipated debt issuance
Forward starting swaps	350.0	(25.1)	362.5	(0.7)
KCP&L
Future contracts
Cash flow hedges	0.3	(0.1)	3.2	-
Option contracts
Cash flow hedges	-	-	2.3	0.2

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

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ -	$ 0.1
Interest rate contracts	Derivative instruments	-	25.1
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.2	4.2
Total Derivatives		$ 9.2	$ 29.4

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.9	1.7
Total Derivatives		$ 10.3	$ 2.6

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ -	$ 0.1

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2010	(millions)		(millions)
Interest rate contracts	$ (9.9)	Interest charges	$ (2.6)
Commodity contracts	(0.4)	Fuel	(0.5)
Income tax benefit (expense)	4.0	Income tax benefit (expense)	1.1
Total	$ (6.3)	Total	$ (2.0)

Year to Date September 30, 2010
Interest rate contracts	$ (31.4)	Interest charges	$ (7.2)
Commodity contracts	(1.0)	Fuel	(0.5)
Income tax benefit (expense)	12.6	Income tax benefit (expense)	2.9
Total	$ (19.8)	Total	$ (4.8)

Three Months Ended September 30, 2009
Interest rate contracts	$ -	Interest charges	$ (2.1)
Commodity contracts	(0.6)	Fuel	(1.1)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.1
Total	$ (0.4)	Total	$ (2.1)

Year to Date September 30, 2009
Interest rate contracts	$ 1.0	Interest charges	$ (5.6)
Commodity contracts	(0.9)	Fuel	(1.1)
Income tax benefit (expense)	-	Income tax benefit (expense)	2.6
Total	$ 0.1	Total	$ (4.1)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2010	(millions)		(millions)
Interest rate contracts	$ -	Interest charges	$ (2.2)
Commodity contracts	(0.4)	Fuel	(0.5)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.1
Total	$ (0.2)	Total	$ (1.6)

Year to Date September 30, 2010
Interest rate contracts	$ -	Interest charges	$ (6.6)
Commodity contracts	(1.0)	Fuel	(0.5)
Income tax benefit (expense)	0.4	Income tax benefit (expense)	2.8
Total	$ (0.6)	Total	$ (4.3)

Three Months Ended September 30, 2009
Interest rate contracts	$ -	Interest charges	$ (2.2)
Commodity contracts	(0.6)	Fuel	(1.1)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.3
Total	$ (0.4)	Total	$ (2.0)

Year to Date September 30, 2009
Interest rate contracts	$ 1.0	Interest charges	$ (5.3)
Commodity contracts	(0.9)	Fuel	(1.1)
Income tax benefit (expense)	-	Income tax benefit (expense)	2.5
Total	$ 0.1	Total	$ (3.9)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2010	(millions)		(millions)
Commodity contracts	$ (2.8)	Fuel	$ (1.6)
Total	$ (2.8)	Total	$ (1.6)

Year to Date September 30, 2010
Commodity contracts	$ (8.7)	Fuel	$ (5.9)
Total	$ (8.7)	Total	$ (5.9)

Three Months Ended September 30, 2009
Commodity contracts	$ (0.2)	Fuel	$ (10.9)
Total	$ (0.2)	Total	$ (10.9)

Year to Date September 30, 2009
Commodity contracts	$ (11.1)	Fuel	$ (17.0)
Total	$ (11.1)	Total	$ (17.0)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(1.6) million and an insignificant amount for the three months ended and year to date September 30, 2010, respectively, and $1.4 million and $2.0 million, respectively, for the three months ended and year to date September 30, 2009.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2010	2009	2010	2009
	(millions)
Current assets	$12.2	$13.3	$12.2	$13.3
Current liabilities	(109.0)	(84.9)	(74.1)	(81.2)
Noncurrent liabilities	-	(0.5)	-	-
Deferred income taxes	37.7	28.0	24.1	26.4
Total	$(59.1)	$(44.1)	$(37.8)	$(41.5)

Great Plains Energy’s accumulated OCI in the table above at September 30, 2010, includes $14.4 million that is expected to be reclassified to expense over the next twelve months.  KCP&L’s accumulated OCI includes $8.8 million that is expected to be reclassified to expense over the next twelve months.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and December 31, 2009.

			Fair Value Measurements Using
Description	September 30 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$-	$-	$-	$-
Nuclear decommissioning trust (b)
Equity securities	76.6	-	76.6	-	-
Debt securities
U.S. Treasury	8.4	-	8.4	-	-
U.S. Agency	5.3	-	-	5.3	-
State and local obligations	2.4	-	-	2.4	-
Corporate bonds	24.8	-	-	24.8	-
Foreign governments	0.7	-	-	0.7	-
Other	(0.3)	-	-	(0.3)	-
Total nuclear decommissioning trust	117.9	-	85.0	32.9	-
Total	117.9	-	85.0	32.9	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$-	$0.1	$5.4	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.4	-	0.3	12.4	3.7
Liabilities
Derivative instruments (a)	25.1	(4.2)	4.2	25.1	-
Total	$25.1	$(4.2)	$4.2	$25.1	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$-	$0.1	$5.4	$3.7
Nuclear decommissioning trust (b)	117.9	-	85.0	32.9	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	134.3	-	85.3	45.3	3.7
Liabilities
Derivative instruments (a)	25.1	(4.3)	4.3	25.1	-
Total	$25.1	$(4.3)	$4.3	$25.1	$-

			Fair Value Measurements Using
Description	December 31 2009	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.2	$(0.2)	$0.2	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	44.5	-	44.5	-	-
Debt securities
U.S. Treasury	11.2	-	11.2	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	3.1	-	-	2.9	0.2
Corporate bonds	18.9	-	-	18.9	-
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total nuclear decommissioning trust	83.1	-	55.7	27.2	0.2
Total	83.3	(0.2)	55.9	27.4	0.2
Liabilities
Derivative instruments (a)	-	(0.2)	-	0.2	-
Total	$-	$(0.2)	$-	$0.2	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$(0.7)	$0.7	$5.1	$4.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	16.3	(0.7)	0.9	12.0	4.1
Liabilities
Derivative instruments (a)	0.8	(1.6)	1.6	0.8	-
Total	$0.8	$(1.6)	$1.6	$0.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.4	$(0.9)	$0.9	$5.3	$4.1
Nuclear decommissioning trust (b)	83.1	-	55.7	27.2	0.2
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	99.6	(0.9)	56.8	39.4	4.3
Liabilities
Derivative instruments (a)	0.8	(1.8)	1.6	1.0	-
Total	$0.8	$(1.8)	$1.6	$1.0	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward priced and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.8 million and $29.4 million at September 30, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $15.0 million and $16.2 million at September 30, 2010, and December 31, 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At September 30, 2010, and December 31, 2009, Great Plains Energy netted $4.3 million and $0.9 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net, measured at fair value on a recurring basis for the three months ended and year to date September 30, 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance July 1, 2010	$5.2
Total realized/unrealized gains or (losses)
Included in non-operating income	(3.6)
Settlements	2.1
Balance September 30, 2010	$3.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2010	$(1.3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(9.5)	(9.5)
Sales	(0.2)	-	(0.2)
Settlements	-	9.1	9.1
Balance September 30, 2010	$-	$3.7	$3.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2010	$-	$-	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance July 1, 2009	$ 2.9	$ 0.5	$ 3.5	$ 6.9	$ 3.4	$ 10.3
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.1)	-	0.6	0.5	-	0.5
Included in non-operating income	-	-	-	-	1.0	1.0
Purchase, issuances, and settlements	-	-	1.3	1.3	(0.1)	1.2
Transfers in and/or out of Level 3	-	(0.1)	-	(0.1)	-	(0.1)
Balance September 30, 2009	$ 2.8	$ 0.4	$ 5.4	$ 8.6	$ 4.3	$ 12.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2009	$ -	$ -	$ -	$ -	$ 1.1	$ 1.1

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	-	0.8	0.9	-	0.9
Included in non-operating income	-	-	-	-	1.2	1.2
Purchase, issuances, and settlements	(1.2)	-	1.7	0.5	(0.7)	(0.2)
Transfers in and/or out of Level 3	-	0.4	-	0.4	-	0.4
Balance September 30, 2009	$2.8	$0.4	$5.4	$8.6	$4.3	$12.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at September 30, 2009	$-	$-	$-	$-	$0.9	$0.9

16.	TAXES

Components of income tax expense are detailed in the following tables.

	Three Months Ended		Year to Date
	September 30		September 30
Great Plains Energy	2010	2009	2010	2009
Current income taxes	(millions)
Federal	$(7.2)	$16.1	$(8.1)	$(1.3)
State	(2.0)	1.1	0.3	(2.6)
Foreign	(0.2)	-	0.2	1.2
Total	(9.4)	17.2	(7.6)	(2.7)
Deferred income taxes
Federal	73.5	(5.8)	108.2	(13.6)
State	14.6	4.0	18.8	8.8
Total	88.1	(1.8)	127.0	(4.8)
Noncurrent income taxes
Federal	(6.8)	7.7	(1.3)	6.8
State	(1.0)	0.9	(0.3)	0.8
Foreign	0.2	0.6	0.2	(1.9)
Total	(7.6)	9.2	(1.4)	5.7
Investment tax credit
Deferral	-	12.2	(4.1)	28.4
Amortization	(0.7)	(0.6)	(1.8)	(1.7)
Total	(0.7)	11.6	(5.9)	26.7
Total income tax expense	70.4	36.2	112.1	24.9
Less: taxes on discontinued operations
Deferred tax expense (benefit)	-	0.6	-	(1.4)
Income tax expense on continuing operations	$70.4	$35.6	$112.1	$26.3

	Three Months Ended		Year to Date
	September 30		September 30
KCP&L	2010	2009	2010	2009
Current income taxes	(millions)
Federal	$(15.3)	$41.4	$22.5	$51.9
State	(2.6)	5.0	4.6	6.9
Total	(17.9)	46.4	27.1	58.8
Deferred income taxes
Federal	63.9	(34.8)	53.9	(49.6)
State	11.7	(1.0)	9.5	-
Total	75.6	(35.8)	63.4	(49.6)
Noncurrent income taxes
Federal	(2.4)	3.6	(1.5)	2.9
State	(0.3)	0.4	(0.1)	0.4
Total	(2.7)	4.0	(1.6)	3.3
Investment tax credit
Deferral	-	12.2	(4.1)	28.4
Amortization	(0.5)	(0.4)	(1.2)	(1.1)
Total	(0.5)	11.8	(5.3)	27.3
Total	$54.5	$26.4	$83.6	$39.8

Great Plains Energy’s income tax expense increased $34.8 million and $85.8 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 due to increased pre-tax income.  Year to date September 30, 2009, reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.  A significant portion of total income tax expense in 2010 is reflected as deferred income tax expense due to the utilization of net operating losses and accelerated tax deductions, including bonus depreciation, which reduce the current tax liability of Great Plains Energy.

KCP&L’s income tax expense increased $28.1 million and $43.8 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 due to increased pre-tax income.  A significant portion of total income tax expense in 2010 is reflected as deferred income tax expense due to accelerated tax deductions, including bonus depreciation, which reduce the current tax liability of KCP&L.

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$70.8	$39.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(0.9)	(2.4)	(0.4)	(2.1)
Amortization of investment tax credits	(0.7)	(0.6)	(0.4)	(0.5)
Federal income tax credits	(2.0)	(1.9)	(0.9)	(1.7)
State income taxes	7.5	4.0	3.7	3.5
Changes in uncertain tax positions, net	0.3	0.8	0.2	0.6
Valuation allowance	(2.9)	-	(1.4)	-
Other	(1.7)	(4.2)	(1.0)	(3.5)
Total	$70.4	$35.6	34.8%	31.3%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date September 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$115.0	$57.1	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(6.0)	(8.6)	(1.8)	(5.3)
Amortization of investment tax credits	(1.8)	(1.7)	(0.5)	(1.0)
Federal income tax credits	(6.1)	(6.5)	(1.8)	(4.0)
State income taxes	12.0	5.4	3.7	3.3
Medicare Part D subsidy legislation	2.8	-	0.8	-
Changes in uncertain tax positions, net	0.3	(72.5)	0.1	(44.5)
Valuation allowance	(2.9)	56.5	(0.9)	34.6
Other	(1.2)	(3.4)	(0.5)	(2.0)
Total	$112.1	$26.3	34.1%	16.1%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$51.5	$32.2	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.1)	(3.0)	(0.8)	(3.2)
Amortization of investment tax credits	(0.5)	(0.4)	(0.4)	(0.4)
Federal income tax credits	(1.9)	(1.6)	(1.3)	(1.8)
State income taxes	5.7	3.0	3.9	3.2
Changes in uncertain tax positions, net	0.1	(0.1)	0.1	(0.1)
Other	0.7	(3.7)	0.6	(4.0)
Total	$54.5	$26.4	37.1%	28.7%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date September 30	2010	2009	2010	2009
	(millions)
Federal statutory income tax	$85.3	$52.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(5.2)	(6.8)	(2.2)	(4.6)
Amortization of investment tax credits	(1.2)	(1.1)	(0.5)	(0.7)
Federal income tax credits	(6.0)	(5.8)	(2.5)	(3.9)
State income taxes	8.8	4.8	3.6	3.2
Medicare Part D subsidy legislation	2.8	-	1.2	-
Changes in uncertain tax positions, net	0.1	-	0.1	-
Other	(1.0)	(3.3)	(0.4)	(2.2)
Total	$83.6	$39.8	34.3%	26.8%

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

In September 2010, the IRS issued an amended memorandum of understanding to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, meeting the requirements of an arbitration order issued on December 30, 2009.  See Note 12 for the related legal proceeding.  As a result, Great Plains Energy and KCP&L reduced the amount of advanced coal credit previously recognized.  The amount of deferred federal tax expense associated with the reduction year to date September 30, 2010, was $4.1 million.  Since the tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant, Great Plains Energy and KCP&L concurrently recognized a separate deferred advanced coal ITC benefit to offset the current and deferred federal tax expense.  Great Plains Energy and KCP&L recognized an insignificant amount of tax benefits of the ITC in the third quarter of 2010 when the plant was placed in service and will continue to recognize the tax benefits over the life of the plant.  At September 30, 2010, Great Plains Energy and KCP&L had $107.1 million of deferred advanced coal ITC.

Uncertain Tax Positions
At September 30, 2010, and December 31, 2009, Great Plains Energy had $52.4 million and $51.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.5 million and $17.3 million, respectively, at September 30, 2010 and December 31, 2009, are expected to impact the effective tax rate, if recognized.

At September 30, 2010, and December 31, 2009, KCP&L had $19.3 million and $20.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.4 million at September 30, 2010, and December 31, 2009, are expected to impact the effective tax rate, if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits..

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2010	2009	2010	2009
	(millions)
Beginning balance	$51.4	$97.3	$20.9	$17.6
Additions for current year tax positions	2.0	13.2	1.0	3.9
Additions for prior year tax positions	3.5	8.2	1.6	3.0
Additions for GMO prior year tax positions	-	11.6	-	-
Reductions for prior year tax positions	(1.8)	(1.3)	(1.3)	(0.8)
Settlements	(2.9)	(76.7)	(2.9)	(2.2)
Statute expirations	-	(0.7)	-	(0.6)
Foreign currency translation adjustments	0.2	(0.2)	-	-
Ending balance	$52.4	$51.4	$19.3	$20.9

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and recognize penalties related to unrecognized tax benefits in non-operating expenses.  At September 30, 2010, and December 31, 2009, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.5 million and $5.9 million, respectively.  Amounts accrued for penalties related to unrecognized tax benefits for Great Plains Energy were $1.1 million at September 30, 2010, and December 31, 2009.  KCP&L had accrued interest related to unrecognized tax benefits of $1.5 million and $1.7 million at September 30, 2010, and December 31, 2009, respectively.  Amounts accrued for penalties related to unrecognized tax benefits for KCP&L are insignificant.

In July 2010, the Joint Committee on Taxation approved the settlement of the IRS audit of Great Plains Energy’s 2005 tax year.  Great Plains Energy and KCP&L recognized $2.9 million of unrecognized tax benefits in the third quarter of 2010 associated with this settlement.  The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006-2008 tax years and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  The Company is unable to estimate the amount of unrecognized tax benefits that may be recognized in the next twelve months.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric Utility		Great Plains
September 30, 2010		Other	Energy
	(millions)
Operating revenues	$728.8	$-	$728.8
Depreciation and amortization	(85.3)	-	(85.3)
Interest charges	(34.8)	(10.7)	(45.5)
Income tax (expense) benefit	(77.0)	6.6	(70.4)
Net income (loss) attributable to Great Plains Energy	136.2	(4.2)	132.0

Year to Date	Electric Utility		Great Plains
September 30, 2010		Other	Energy
	(millions)
Operating revenues	$1,787.7	$-	$1,787.7
Depreciation and amortization	(248.5)	-	(248.5)
Interest charges	(107.4)	(31.3)	(138.7)
Income tax (expense) benefit	(125.4)	13.3	(112.1)
Loss from equity investments	-	(0.9)	(0.9)
Net income (loss) attributable to Great Plains Energy	232.8	(16.2)	216.6

Three Months Ended	Electric Utility		Great Plains
September 30, 2009		Other	Energy
	(millions)
Operating revenues	$587.7	$-	$587.7
Depreciation and amortization	(77.9)	-	(77.9)
Interest charges	(38.6)	(10.4)	(49.0)
Income tax (expense) benefit	(42.2)	6.6	(35.6)
Loss from equity investments	-	(0.2)	(0.2)
Discontinued operations	-	0.8	0.8
Net income (loss) attributable to Great Plains Energy	83.9	(4.8)	79.1

Year to Date	Electric Utility		Great Plains
September 30, 2009		Other	Energy
	(millions)
Operating revenues	$1,487.4	$-	$1,487.4
Depreciation and amortization	(220.3)	-	(220.3)
Interest charges	(113.6)	(19.6)	(133.2)
Income tax (expense) benefit	(55.5)	29.2	(26.3)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(2.3)	(2.3)
Net income attributable to Great Plains Energy	134.1	0.4	134.5

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2010	(millions)
Assets	$9,115.2	$97.1	$(413.2)	$8,799.1
Capital expenditures (a)	465.3	-	-	465.3
December 31, 2009
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures (a)	841.3	-	-	841.3
(a) Capital expenditures reflect year to date amounts for the periods presented.

18.	DISCONTINUED OPERATIONS

In 2008, Great Plains Energy sold Strategic Energy, L.L.C. to Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica.  In the second quarter of 2009, Great Plains Energy recorded $5.1 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  In the third quarter of 2009, Great Plains Energy reduced its previously recorded reserve of $2.0 million related to indemnification obligations by $1.4 million.  Corresponding income tax expense of $0.6 million and a $1.4 million tax benefit for the three months ended and year to date September 30, 2009, respectively, resulted in $0.8 million income and $2.3 million loss from discontinued operations, net of income taxes for the three months ended and year to date September 30, 2009, respectively.

19.	GOODWILL

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist.  The annual impairment test for the GMO acquisition goodwill was conducted on September 1, 2010.  The goodwill impairment test is a two step process, the first step of which is the comparison of the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.  The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit.  Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2010, were $131.6 million or $0.96 per share compared to $78.7 million, or $0.58 per share, for the same period in 2009.  Electric utility’s net income increased $52.3 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Gross margin is a financial measure that is not calculated in accordance with GAAP.  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations for further information.  Partially offsetting the increase in gross margin was increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing Iatan No. 2 in service in the third quarter of 2010 and increased general taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.

Great Plains Energy’s earnings available for common shareholders year to date September 30, 2010, were $215.4 million or $1.57 per share compared to $133.3 million, or $1.04 per share, for the same period in 2009.  Electric utility’s net income increased $98.7 million year to date September 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service the Iatan No. 1 environmental equipment in April 2009 and Iatan No. 2 in the third quarter of 2010 and increased general taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.  Great Plains Energy’s corporate and other activities had a loss of $17.4 million year to date September 30, 2010, compared to income of $1.5 million for the same period in 2009.  Year to date September 30, 2010, reflects an additional $6.9 million of after-tax interest expense for Equity Units issued in May 2009 and year to date September 30, 2009, reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.  Additionally, year to date September 30, 2009, includes a $2.3 million loss from the discontinued operations of Strategic Energy.

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

The increase in the cost estimate ranges was primarily due to a shift in the expected in-service date, the impact of lower wholesale prices on expected test power revenues that offset construction cost, and a level of contingency management considered appropriate in light of recent start-up events encountered at other coal plants under construction.  In August 2010, Iatan No. 2 successfully completed in-service testing, which was confirmed by KCC in October 2010, but is still subject to confirmation by the MPSC, which is expected during the current rate cases.  The Companies estimate that the final cost will be within the current estimate range.

Regulatory Proceedings
The following table summarizes the initial filing information in currently pending requests for retail rate increases with KCC and the MPSC.

		Annual
		Revenue		Return on		Rate-Making
Rate Jurisdiction	File Date	Increase		Equity		Equity Ratio
		(millions)
KCP&L - Kansas (a)	12/17/2009	$ 55.2	(b)	11.25%	(b)	46.17%
KCP&L - Missouri (c)	6/4/2010	92.1		11.00%		46.16%
GMO - Missouri Public Service division (c)	6/4/2010	75.8		11.00%		46.16%
GMO - St. Joseph Light & Power division (c)	6/4/2010	22.1		11.00%		46.16%

(a)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. Any authorized changes to retail rates are expected to be effective in December 2010.
(b)	The requested increase was adjusted by KCP&L during the hearing process to $50.9 million as the net result of updates to the case, most notably a reduction in the requested return on equity. The requested return on equity was adjusted by KCP&L to 10.75% with the potential for a 0.25% adder (to 11.00%) if KCC adopts a particular rate design proposal by KCC Staff and other interveners.
(c)	The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs expected with the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized changes to retail rates are expected to be effective in May 2011 for KCP&L and June 2011 for GMO.

In June 2010, KCC staff and certain interveners filed their direct testimony in KCP&L’s rate case.  KCC staff recommended a rate reduction of $9.1 million.  The main differences between KCP&L’s and KCC staff’s positions are the staff’s proposals for a return on equity of 9.70%, disallowance of $231 million of the total project cost of Iatan No. 2 ($58 million for KCP&L’s Kansas jurisdictional portion of the plant) and depreciation rate differences.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.  Management does not believe a further write-down of the Iatan No. 2 plant is appropriate under regulatory prudence standards.  In the event of a further disallowance of certain Iatan No. 2 costs, KCP&L would recognize a loss with a corresponding write-down of utility plant for the amount of disallowance.  The outcome of the KCP&L Kansas case will likely be different from either of the positions of KCP&L or KCC staff, though the decision of KCC cannot be predicted.  Evidentiary hearings in the case were held August 16, 2010, through September 2, 2010.  The case has been fully briefed and a KCC order is expected in November 2010 with new rates expected to be effective in December 2010.

In September 2010, GMO received an order from the MPSC approving construction accounting for the Iatan No. 2 project from the Iatan No. 2 in-service date to the effective date of new rates in the current rate case.  The effect of the order is to defer GMO’s share of Iatan No. 2 operating costs, depreciation expense and carrying costs (interest) to a regulatory asset rather than impacting the income statement until new rates are effective.  KCP&L (Missouri jurisdiction only) was granted construction accounting as part of the Comprehensive Energy Plan.  The next major milestone in the MPSC cases is November 2010, when the MPSC staff will file its Iatan No. 2 prudence report and the MPSC Staff and other interveners will file direct testimony.  Hearings are scheduled for late January 2011 for KCP&L and early February 2011 for GMO.  New rates are proposed to go into effect in May 2011 for KCP&L and June 2011 for GMO.

Transmission Investment Opportunities
In September 2010, GMO accepted a Notification to Construct from SPP for the Missouri portion of a 175-mile, 345kV transmission line in GMO’s service territory from Sibley, Missouri to Nebraska City, Nebraska.  Construction is expected to occur over 2012 to 2017, with an estimated cost of about $380 million for GMO’s portion of the line.  This line is one of a number of priority projects that the SPP has developed as part of its transmission expansion plans for the region.  In June 2010, FERC approved the SPP’s proposed cost allocation method for these projects.  KCP&L has also accepted a Notification to Construct from SPP for a 30-mile, 345kV transmission line, with estimated construction costs of $54 million and 2015 in-service date, from KCP&L’s Iatan generating station to KCP&L’s Nashua substation.  GMO and KCP&L will have the obligation to build their separate lines, which may be done solely or with other entities, unless the obligation is transferred to another qualified transmission owner.  GMO has not determined which of these alternative courses of action to pursue.  SPP retains the authority to revise or withdraw existing Notifications to Construct for transmission projects based upon emerging transmission plans and the associated needs for specific projects.

Rail Transportation Contracts
KCP&L and GMO have rail transportation contracts with various railroads to transport coal to their generating units.  The majority of KCP&L’s and GMO’s rail transportation contracts expire at the end of 2010.  KCP&L and GMO anticipate entering into new rail transportation contracts in the fourth quarter of 2010.  After 2010, rail transportation costs are anticipated to be significantly higher as a result of the new contracts.

ENVIRONMENTAL MATTERS

See Note 11 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 13 to the consolidated financial statements for information regarding related party transactions and relationships.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$728.8	$587.7	$1,787.7	$1,487.4
Fuel	(127.3)	(118.1)	(333.2)	(302.5)
Purchased power	(68.0)	(46.1)	(171.4)	(140.9)
Transmission of electricity by others	(8.1)	(7.9)	(20.9)	(21.2)
Gross margin (a)	525.4	415.6	1,262.2	1,022.8
Other operating expenses	(196.3)	(186.5)	(573.0)	(540.1)
Depreciation and amortization	(85.3)	(77.9)	(248.5)	(220.3)
Operating income	243.8	151.2	440.7	262.4
Non-operating income and expenses	4.1	12.0	27.7	34.5
Interest charges	(45.5)	(49.0)	(138.7)	(133.2)
Income tax expense	(70.4)	(35.6)	(112.1)	(26.3)
Loss from equity investments	-	(0.2)	(0.9)	(0.4)
Income from continuing operations	132.0	78.4	216.7	137.0
Income (loss) from discontinued operations	-	0.8	-	(2.3)
Net income	132.0	79.2	216.7	134.7
Less: Net income attributable to noncontrolling interest	-	(0.1)	(0.1)	(0.2)
Net income attributable to Great Plains Energy	132.0	79.1	216.6	134.5
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$131.6	$78.7	$215.4	$133.3
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended September 30, 2010 Compared to September 30, 2009
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2010, increased to $131.6 million, or $0.96 per share, from $78.7 million, or $0.58 per share for the same period in 2009.

Electric utility’s net income increased $52.3 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin was increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service Iatan No. 2 in the third quarter of 2010 and increased general taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.

Year to Date September 30, 2010 Compared to September 30, 2009
Great Plains Energy’s earnings available for common shareholders year to date September 30, 2010, increased to $215.4 million, or $1.57 per share, from $133.3 million, or $1.04 per share for the same period in 2009.

Electric utility’s net income increased $98.7 million year to date September 30, 2010, compared to the same period in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service the Iatan No. 1 environmental equipment in April 2009 and Iatan No. 2 in the third quarter of 2010 and increased general taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.

Great Plains Energy’s corporate and other activities had a loss of $17.4 million year to date September 30, 2010, compared to income of $1.5 million for the same period in 2009.  Year to date September 30, 2010, reflects an additional $6.9 million of after-tax interest expense for Equity Units issued in May 2009 and year to date September 30, 2009, reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$728.8	$587.7	$1,787.7	$1,487.4
Fuel	(127.3)	(118.1)	(333.2)	(302.5)
Purchased power	(68.0)	(46.1)	(171.4)	(140.9)
Transmission of electricity by others	(8.1)	(7.9)	(20.9)	(21.2)
Gross margin (a)	525.4	415.6	1,262.2	1,022.8
Other operating expenses	(195.3)	(183.2)	(570.0)	(529.3)
Depreciation and amortization	(85.3)	(77.9)	(248.5)	(220.3)
Operating income	244.8	154.5	443.7	273.2
Non-operating income and expenses	3.2	10.2	21.9	30.0
Interest charges	(34.8)	(38.6)	(107.4)	(113.6)
Income tax expense	(77.0)	(42.2)	(125.4)	(55.5)
Net income	$136.2	$83.9	$232.8	$134.1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

The following tables summarize electric utility’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$331.9	$243.3	36	3,010	2,401	25
Commercial	255.5	219.0	17	2,986	2,780	7
Industrial	54.6	48.9	11	847	824	3
Other retail revenues	3.9	3.9	1	26	26	(1)
Provision for rate refund (excess Missouri
wholesale margin)	(2.2)	-	NA	NA	NA	NA
Fuel recovery mechanism under recovery	17.5	12.3	42	NA	NA	NA
Total retail	661.2	527.4	25	6,869	6,031	14
Wholesale revenues	55.0	49.4	11	1,756	1,708	3
Other revenues	12.6	10.9	16	NA	NA	NA
Operating revenues	728.8	587.7	24	8,625	7,739	11
Fuel	(127.3)	(118.1)	8
Purchased power	(68.0)	(46.1)	48
Transmission of electricity by others	(8.1)	(7.9)	3
Gross margin (a)	$525.4	$415.6	26
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$748.5	$594.2	26	7,532	6,621	14
Commercial	655.9	569.4	15	8,334	8,035	4
Industrial	148.4	128.5	15	2,473	2,348	5
Other retail revenues	12.9	12.3	7	84	86	(3)
Provision for rate refund (excess Missouri
wholesale margin)	(3.7)	-	NM	NA	NA	NA
Fuel recovery mechanism under recovery	38.3	26.8	43	NA	NA	NA
Total retail	1,600.3	1,331.2	20	18,423	17,090	8
Wholesale revenues	151.7	123.1	23	4,658	3,962	18
Other revenues	35.7	33.1	8	NA	NA	NA
Operating revenues	1,787.7	1,487.4	20	23,081	21,052	10
Fuel	(333.2)	(302.5)	10
Purchased power	(171.4)	(140.9)	22
Transmission of electricity by others	(20.9)	(21.2)	(1)
Gross margin (a)	$1,262.2	$1,022.8	23
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin increased $109.8 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable summer weather with a 73% increase in cooling degree days.

Electric utility’s gross margin increased $239.4 million year to date September 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable weather.

Retail MWhs sold year to date September 30, 2010, increased due to favorable weather, with a 15% increase in heating degree days and a 55% increase in cooling degree days.  Wholesale MWhs sold increased due to a 10% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was primarily a result of Iatan No. 1 being off-line from January though mid-April 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized, and therefore, not impacting operating and maintenance expenses.  The coal base load equivalent availability factor increased to 82% year to date September 30, 2010, compared to 77% for the same period in 2009.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $12.1 million and $40.7 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009.  Operating and maintenance expenses increased $2.5 million and $24.2 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 primarily driven by planned plant outages, amortization of deferred costs related to customer programs and an increase in spending for vegetation management, partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  General taxes increased $5.2 million and $12.4 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 driven by increased gross receipts taxes on increased retail revenues and increased property taxes.   KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  Great Plains Energy recorded a $4.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s and GMO’s combined share of these Iatan No. 2 construction costs.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $7.4 million and $28.2 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009.  Additional regulatory amortization pursuant to KCP&L’s 2009 rate cases increased depreciation and amortization $3.2 million and $17.2 million for the three months ended and year to date September 30, 2010, respectively.  The remaining increases were due to placing in service the Iatan No. 1 environmental equipment in April 2009, which only impacted the comparative year to date period, and the KCP&L Kansas portion of Iatan No. 2 depreciation expense in the third quarter of 2010, as well as normal depreciation activity for other capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $7.0 million and $8.1 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.

Electric Utility Interest Charges
Electric utility’s interest charges decreased $3.8 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of $68.5 million of GMO’s 7.625% Senior Notes in December 2009, partially offset by a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service and interest on an intercompany note from Great Plains Energy to GMO.

Electric utility’s interest charges decreased $6.2 million year to date September 30, 2010, compared to the same period in 2009 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of $68.5 million of GMO’s 7.625% Senior Notes in December 2009, partially offset by interest on KCP&L’s $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and interest on an intercompany note from Great Plains Energy to GMO.

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $34.8 million for the three months ended September 30, 2010, compared to the same period in 2009 due to increased pre-tax income.  Electric utility’s income tax expense increased $69.9 million year to date September 30, 2010, compared to the same period in 2009 due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (September 30, 2010 compared to December 31, 2009)

•
Great Plains Energy’s receivables, net increased $44.1 million primarily due to a $73.4 million increase in customer accounts receivable resulting from seasonal increases partially offset by a $16.3 million decrease in receivables from joint owners primarily related to the Iatan No. 2 project.

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable of $95.0 million reflects the adoption on January 1, 2010, of new accounting guidance for transfers of financial assets.  See Note 3 to the consolidated financial statements for additional information.

•
Great Plains Energy’s electric utility plant increased $1.5 billion primarily due to $1.3 billion and $80.5 million placed in service for Iatan No. 2  and the Iatan No. 1 environmental project and certain Iatan facility common costs, respectively, in addition to normal plant activity.

•	Great Plains Energy’s construction work in progress decreased $1.2 billion primarily due to projects placed in service as described above, in addition to normal plant activity.

•
Great Plains Energy’s notes payable decreased $230.0 million primarily due to repayment with proceeds from the issuance of $250.0 million of 2.75% Senior Notes, partially offset by a $6.9 million payment for the settlement of FSS and additional borrowings to support other normal operating activities.

•	Great Plains Energy’s accounts payable decreased $142.6 million primarily due to the timing of cash payments, including payments related to KCP&L’s Comprehensive Energy Plan projects.

•	Great Plains Energy’s accrued taxes increased $58.9 million primarily due to the timing of property tax payments.

•	Great Plains Energy’s derivative instruments – current liabilities increased $24.8 million primarily due to mark-to-market losses on Great Plains Energy’s FSS, which is offset in OCI.

•
Great Plains Energy’s deferred income taxes – long-term increased $162.4 million primarily due to an $85.2 million increase in temporary differences mostly as a result of bonus depreciation and utilizing $40.7 million of net operating loss benefits.

•
Great Plains Energy’s long-term debt decreased $111.7 million primarily to reflect GMO’s $137.3 million 7.95% Senior Notes and $197.0 million 7.75% Senior Notes as current maturities.  Current maturities of long-term debt increased similarly.  Partially offsetting the decrease in long-term debt was Great Plains Energy’s issuance of $250.0 million of 2.75% Senior Notes in August 2010.

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

Great Plains Energy's liquid resources at September 30, 2010, consisted of $7.6 million of cash and cash equivalents on hand and $965.1 million of unused bank lines of credit.  The unused lines consisted of $162.2 million from Great Plains Energy's revolving credit facility, $366.1 million from KCP&L's credit facilities and $436.8 million from GMO’s revolving credit facility.  See Note 9 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  Great Plains Energy’s cash flows from operating activities year to date September 30, 2010, increased primarily due to an increase in net income and an increase in deferred income taxes from utilizing net operating loss benefits and bonus depreciation.  On January 1, 2010, Great Plains Energy adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at September 30, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash year to date September 30, 2010.  Additionally, cash flows from operating activities year to date September 30, 2009, reflect the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in 2009.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $218.4 million year to date September 30, 2010, compared to the same period in 2009 due to a decrease in KCP&L’s cash utility expenditures primarily related to the Iatan No. 1 environmental project, Iatan No. 2 and $46.0 million of expenditures in 2009 related to a wind project.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date September 30, 2010, reflect the issuance, at a discount, of $250.0 million of 2.75% Senior Notes that mature in 2013.  Great Plains Energy used the proceeds to make a three-year intercompany loan to GMO with GMO using the proceeds to repay short-term borrowings.  Also reflected is the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Great Plains Energy’s cash flows from financing activities year to date September 30, 2009, reflect proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share, proceeds of $287.5 million from the issuance of 5.8 million Equity Units in May 2009 and KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Additionally, in the first quarter of 2009, Great Plains Energy sold 3.8 million shares of common stock for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy paid $22.7 million year to date September 30, 2009, for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Debt Financing
The ratings of Great Plains Energy’s, KCP&L’s and GMO’s securities by the credit rating agencies impact the cost of borrowings under their revolving credit agreements and in the capital markets.  The Companies view maintenance of strong credit ratings as extremely important to their ability to obtain debt financing and to the cost of debt financing and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

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

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this authorized amount as of September 30, 2010.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At September 30, 2010, there was $890.5 million available under this authorization.  In the third quarter of 2010, KCP&L filed an application with FERC requesting $1.0 billion of short-term debt authorization through December 2012, which is pending FERC decision.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt authorization through April 2012, conditioned on interest rates not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2010, there was $500.0 million available under this authorization.  On July 1, 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 31, 2012.  At September 30, 2010, there was $601.2 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2010, GMO had no outstanding payables and KCP&L had outstanding payables under the money pool of $2.5 million to Great Plains Energy and $33.1 million to GMO.

Debt Agreements
See Note 9 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  Year to date September 30, 2010, the Company contributed $38.5 million to the plans and expects to contribute an additional $29.8 million in 2010 to satisfy the

ERISA minimum funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

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

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2010	2009	2010	2009
	(millions)
Operating revenues	$486.5	$395.5	$1,194.7	$997.8
Fuel	(83.8)	(70.5)	(213.2)	(183.3)
Purchased power	(25.0)	(19.8)	(63.2)	(58.6)
Transmission of electricity by others	(4.4)	(3.2)	(11.3)	(9.1)
Gross margin (a)	373.3	302.0	907.0	746.8
Other operating expenses	(143.3)	(136.8)	(426.0)	(391.7)
Depreciation and amortization	(66.4)	(59.3)	(192.2)	(166.1)
Operating income	163.6	105.9	288.8	189.0
Non-operating income and expenses	3.6	8.4	18.6	22.4
Interest charges	(20.1)	(22.3)	(63.8)	(62.7)
Income tax expense	(54.5)	(26.4)	(83.6)	(39.8)
Net income	$92.6	$65.6	$160.0	$108.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

The following tables summarize KCP&L’s gross margins and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$209.8	$152.8	37	1,872	1,486	26
Commercial	183.0	156.9	17	2,107	1,971	7
Industrial	34.0	31.0	10	508	508	-
Other retail revenues	2.9	2.7	7	22	20	-
Provision for rate refund (excess
Missouri wholesale margin)	(2.2)	-	NA	NA	NA	NA
Kansas ECA (over) under recovery	2.6	(0.3)	NM	NA	NA	NA
Total retail	430.1	343.1	25	4,509	3,985	13
Wholesale revenues	50.2	47.3	6	1,615	1,642	(2)
Other revenues	6.2	5.1	23	NA	NA	NA
Operating revenues	486.5	395.5	23	6,124	5,627	9
Fuel	(83.8)	(70.5)	19
Purchased power	(25.0)	(19.8)	26
Transmission of electricity by others	(4.4)	(3.2)	39
Gross margin (a)	$373.3	$302.0	24
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2010	2009	Change	2010	2009	Change
Retail revenues	(millions)			(thousands)
Residential	$464.4	$365.5	27	4,573	4,001	14
Commercial	472.2	409.8	15	5,875	5,687	3
Industrial	93.5	81.2	15	1,481	1,418	4
Other retail revenues	8.8	7.9	13	65	64	-
Provision for rate refund (excess
Missouri wholesale margin)	(3.7)	-	NA	NA	NA	NA
Kansas ECA under recovery	5.5	1.2	NM	NA	NA	NA
Total retail	1,040.7	865.6	20	11,994	11,170	7
Wholesale revenues	138.0	117.8	17	4,288	3,816	12
Other revenues	16.0	14.4	11	NA	NA	NA
Operating revenues	1,194.7	997.8	20	16,282	14,986	9
Fuel	(213.2)	(183.3)	16
Purchased power	(63.2)	(58.6)	8
Transmission of electricity by others	(11.3)	(9.1)	25
Gross margin (a)	$907.0	$746.8	21
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L’s gross margin increased $71.3 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable summer weather with a 73% increase in cooling degree days.

KCP&L’s gross margin increased $160.2 million year to date September 30, 2010, compared to the same period in 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable weather.

Retail MWhs sold year to date September 30, 2010, increased due to favorable weather, with a 15% increase in heating degree days and a 55% increase in cooling degree days and an increase in weather-normalized customer demand reflecting an improving economic climate.  Wholesale MWhs sold increased due to a 11% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was a result of Iatan No. 1 being off-line from January though mid-April 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized, and therefore, not impacting operating and maintenance expenses.  As a result, coal base load equivalent availability factor increased to 81% year to date September 30, 2010, compared to 75% for the same period in 2009.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $6.5 million for the three months ended September 30, 2010, compared to the same period in 2009.  Operating and maintenance expenses decreased $1.3 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily driven by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project, mostly offset by plant outages and amortization of deferred costs related to customer programs.  General taxes increased $4.6 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily driven by increased gross receipts taxes on increased retail revenues and increased property taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  KCP&L recorded a $3.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s share of these Iatan No. 2 construction costs.

KCP&L’s other operating expenses increased $34.3 million year to date September 30, 2010, compared to the same period in 2009.  Operating and maintenance expenses increased $21.9 million year to date September 30, 2010, compared to the same period in 2009 primarily driven by plant outages, amortization of deferred costs related to customer programs and an increase in spending for vegetation management, partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  General taxes increased $9.1 million year to date September 30, 2010, compared to the same period in 2009 primarily driven by increased gross receipts taxes on increased retail revenues and increased property taxes.  KCP&L supported a recommended disallowance of certain Iatan No. 2 construction costs in its Kansas rate case post-hearing brief filed in September 2010.  KCP&L recorded a $3.0 million pre-tax loss in the third quarter of 2010 for KCP&L’s share of these Iatan No. 2 construction costs.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $7.1 million and $26.1 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009.  Additional regulatory amortization pursuant to KCP&L’s 2009 rate cases increased depreciation and amortization $3.2 million and $17.2 million for the three months ended and year to date September 30, 2010, respectively.  The remaining increases were due to placing in service the Iatan No. 1 environmental equipment in April 2009, which only impacted the comparative year to date period, and the KCP&L Kansas portion of Iatan No. 2 depreciation expense in the third quarter of 2010, as well as normal depreciation activity for other capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $4.8 million and $3.8 million for the three months ended and year to date September 30, 2010, respectively, compared to the same periods in 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.

KCP&L Interest Charges
KCP&L’s interest charges decreased $2.2 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities, mostly offset by a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L’s interest charges increased $1.1 million year to date September 30, 2010, compared to the same period in 2009 primarily due to interest on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects, mostly offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities.

KCP&L Income Tax Expense
KCP&L’s income tax expense increased $28.1 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to increased pre-tax income.  KCP&L’s income tax expense increased $43.8 million year to date September 30, 2010, compared to the same period in 2009 primarily due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

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

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2010, was $40.0 million, net of $2.0 million of collateral.

ITEM 4. CONTROLS AND PROCEDURES

GREAT PLAINS ENERGY

Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

KCP&L

Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  This evaluation was conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended September 30, 2010.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
July 1 - 31	13,780 (1)	$ 17.97	-	N/A
August 1 - 31	1,826 (1)	18.05	-	N/A
September 1 - 30	-	-	-	N/A
Total	15,606	$ 17.98	-	N/A
(1)	Represents common stock shares surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The documents listed below are being, or have been, filed, furnished or submitted on behalf of Great Plains Energy and KCP&L.

Exhibit Number		Description of Document	Registrant(s)
4.1	*
Third Supplemental Indenture dated as of August 13, 2010 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on August 13, 2010).

Great Plains Energy
10.1
Credit Agreement dated as of August 9, 2010 among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy
10.2
Credit Agreement dated as of August 9, 2010 among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy KCP&L
10.3
Credit Agreement dated as of August 9, 2010 among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, The Royal Bank of Scotland PLC and BNP Paribas, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy
10.4	+ *	Consulting Services Assignment and Assumption Agreement between John R. Marshall and Coastal Partners Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010).	Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certifications of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certifications of James C. Shay.	KCP&L
32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L

101.INS	**	XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated: October 28, 2010	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: October 28, 2010	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: October 28, 2010	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: October 28, 2010	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)