Form 10-K
period 2010-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2011-02-25
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2010) was approximately $2,307,217,754. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 22, 2011, Great Plains Energy Incorporated had 135,690,276 shares of common stock outstanding.
On February 22, 2011, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2011 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and
Exchange Commission are incorporated by reference in Part III of this report.

	TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1.	Business	6
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	(Removed and Reserved)	23
	PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	53
Item 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	139
Item 9A.	Controls and Procedures	139
Item 9B.	Other Information	143
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	143
Item 11.	Executive Compensation	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	144
Item 13.	Certain Relationships and Related Transactions, and Director Independence	145
Item 14.	Principal Accounting Fees and Services	145
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	147

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri

Abbreviation or Acronym	Definition

MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C.
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I

ITEM 1.  BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report on Form 10-K.  The terms “Great Plains Energy,” “Company,” “KCP&L,” and “Companies” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.

Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1.  The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1 the information to which such reference is made.

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

Great Plains Energy’s sole reportable business segment is electric utility.  For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 22 to the consolidated financial statements.  Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The electric utility segment consists of KCP&L, a regulated utility, and, since the July 14, 2008, acquisition date of GMO, GMO’s regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility serves approximately 823,200 customers located in western Missouri and eastern Kansas.  Customers include approximately 724,200 residences, 96,300 commercial firms, and 2,700 industrials, municipalities and other electric utilities.  Electric utility’s retail revenues averaged approximately 88% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility’s revenues.  Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Electric utility’s total electric revenues were 100% of Great Plains Energy’s revenues over the last three years.  Electric utility’s net income accounted for approximately 111%, 104% and 119% of Great Plains Energy’s income from continuing operations in 2010, 2009 and 2008, respectively.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC), and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC), with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories.  KCP&L and GMO are also subject to regulation by the Federal Energy Regulatory Commission (FERC), with respect to transmission, wholesale sales and rates, and other matters, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC).  KCP&L has a 47% ownership interest in the Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Missouri and Kansas jurisdictional retail revenues averaged approximately 71% and 29%, respectively, of electric utility’s total retail revenues over the last two years.  See Item 7 MD&A, Critical Accounting Policies section and Note 6 to the consolidated financial statements for additional information concerning regulatory matters.

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

Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory.  In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price.  Electric utility’s wholesale revenues averaged approximately 10% of its total revenues over the last three years.

Power Supply
Electric utility has over 6,600 MWs of generating capacity.  The projected peak summer demand for 2011 is 5,590 MW.  Electric utility expects to meet its projected capacity requirements through 2014 with its generation assets and capacity purchases.

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

Fuel
The principal fuel sources for electric utility’s electric generation are coal and nuclear fuel.  It is expected, with normal weather, that approximately 97% of 2011 generation will come from these sources with the remainder provided by wind, natural gas and oil.  The actual 2010 and estimated 2011 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2011	2010	2011	2010
Coal	82%	80%	1.89	1.69
Nuclear	15	17	0.69	0.65
Natural gas and oil	1	2	7.34	8.95
Wind	2	1	-	-
Total Generation	100%	100%	1.80	1.65
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

Coal
During 2011, electric utility’s generating units, including jointly owned units, are projected to burn approximately 17 million tons of coal.  KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers.  The coal to be provided under these contracts will satisfy approximately 80% of the projected coal requirements for 2011 and approximately 45% for 2012, 40% for 2013 and 25% for 2014.  The remainder of the coal requirements will be fulfilled through additional contracts or spot market purchases.  KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2011 and beyond.

KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units.  The transportation services to be provided under these contracts will satisfy almost all of the projected transportation requirements for 2011 through 2013.  KCP&L and GMO entered into new rail transportation contracts at the end of 2010 to replace expiring long-term contracts.  The contract rates adjust for changes in railroad costs.  Rail transportation costs will be significantly higher under these new contracts.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility’s only nuclear generating unit.  Wolf Creek purchases uranium and has it processed for use as fuel in its reactor.  This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies.  The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2014 and approximately 68% after that date through March 2020.  The owners also have under contract 100% of the uranium enrichment and fabrication required to operate Wolf Creek through March 2026.

See Note 5 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
At December 31, 2010, KCP&L had hedged approximately 66%, 45% and 22% of its 2011, 2012 and 2013, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2010, GMO had hedged approximately 67%, 45% and 38% of its 2011, 2012 and 2013, respectively, expected on-peak natural gas usage and natural gas equivalent purchased power.

Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas.  As a result, KCP&L and GMO do not joint-dispatch their respective generation.  GMO has long-term purchased capacity and power agreements for approximately 235 MW, which expire in 2011 through 2016.  KCP&L purchases power to meet its customers’ needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L’s cost of generation or to satisfy firm power commitments.  Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.  Electric utility’s purchased power, as a percentage of MWh requirements, averaged approximately 17%, 18% and 15% for 2010, 2009 and 2008, respectively.

Environmental Matters
See Note 15 to the consolidated financial statements for information regarding environmental matters.

KANSAS CITY POWER & LIGHT COMPANY

KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L serves approximately 510,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 450,000 residences, 58,000 commercial firms, and 2,000 industrials, municipalities and other electric utilities.  KCP&L’s retail revenues averaged approximately 85% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L’s revenues.  KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Missouri and Kansas jurisdictional retail revenues averaged approximately 56% and 44%, respectively, of total retail revenues over the last three years.

GREAT PLAINS ENERGY AND KCP&L EMPLOYEES
At December 31, 2010, Great Plains Energy and KCP&L had 3,188 employees, including 1,933 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW).  KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2013), with Local 1464, representing transmission and distribution workers (expires January 31, 2012), and with Local 412, representing power plant workers (expires February 28, 2013).

Executive Officers
Great Plains Energy and KCP&L have the same executive officers.  All of the individuals in the following table have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2011, to hold such positions until their resignation, removal or the appointment of their successors.  There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

			Year First
			Assumed
			an Officer
Name	Age	Current Position(s)	Position

Michael J. Chesser (a)	62	Chairman of the Board and Chief Executive Officer – Great	2003
		Plains Energy and KCP&L
William H. Downey (b)	66	President and Chief Operating Officer – Great Plains Energy	2000
		and KCP&L
Terry Bassham (c)	50	Executive Vice President – Utility Operations – Great Plains	2005
		Energy and KCP&L
Michael L. Deggendorf (d)	49	Senior Vice President – Delivery – KCP&L	2005
Scott H. Heidtbrink (e)	49	Senior Vice President – Supply – KCP&L	2008
James C. Shay (f)	47	Senior Vice President – Finance and Strategic Development	2010
		and Chief Financial Officer – Great Plains Energy and
		KCP&L
Ellen E. Fairchild (g)	49	Vice President, Corporate Secretary and Chief Compliance	2010
		Officer – Great Plains Energy and KCP&L
Heather A. Humphrey (h)	40	General Counsel and Vice President – Human Resources –	2010
		Great Plains Energy and KCP&L
Lori A. Wright (i)	48	Vice President and Controller – Great Plains Energy and	2002
		KCP&L

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
(c)
Mr. Bassham was appointed Executive Vice President – Utility Operations of KCP&L and GMO in 2010.  He was Executive Vice President – Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010), and of KCP&L and GMO (2009-2010).  He was Chief Financial Officer of KCP&L (2005-2008) and GMO (2008).

(d)
Mr. Deggendorf was appointed Senior Vice President – Delivery of KCP&L and GMO in 2008.  He was Vice President – Public Affairs of Great Plains Energy (2005-2008) and Senior Director, Energy Solutions (2002-2005) of KCP&L.

(e)
Mr. Heidtbrink was appointed Senior Vice President – Supply of KCP&L and GMO in 2009.  He was Senior Vice President – Corporate Services of KCP&L and GMO (2008), and Vice President – Power Generation & Energy Resources (2006-2008) of GMO.

(f)
Mr. Shay was appointed Senior Vice President – Finance and Strategic Development and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2010.  He was Chief Financial Officer, with responsibilities for finance, accounting and information technology, at Northern Power Systems, Inc., a wind turbine manufacturing business (2009-2010), Managing Director, with responsibilities for business development, transaction execution and advisory work, at

Frontier Investment Banc Corporation (2007-2008), Chief Financial Officer, with responsibilities for finance, accounting, human resources, information technology and procurement, at Machine Laboratory LLC, a manufacturer of machined parts for the automotive industry (2006-2007).  Prior to that, Mr. Shay was Chief Financial Officer, with responsibilities for finance and accounting, at General Electric Co. Environmental Services (2004-2006) after its acquisition of BHA Group Holdings, Inc., a supplier of aftermarket parts and service for industrial air pollution equipment.

(g)
Ms. Fairchild was appointed Vice President, Corporate Secretary and Chief Compliance Officer of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Investor Relations and Assistant Secretary (2010) and Director of Investor Relations (2008-2010) of Great Plains Energy, KCP&L and GMO.  Prior to that, she was an associate at Hagen and Partners (2005-2007), a public relations firm.

(h)
Ms. Humphrey was appointed General Counsel and Vice President – Human Resources of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).  Prior to that, she was a shareholder of the law firm of Shughart Thomson & Kilroy (1996-2006).

(i)	Ms. Wright was appointed Vice President and Controller of Great Plains Energy, KCP&L and GMO in 2009. She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

Available Information
Great Plains Energy’s website is www.greatplainsenergy.com and KCP&L’s website is www.kcpl.com.  Information contained on these websites is not incorporated herein.  Both companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC.  In addition, the Companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

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

Utility Regulatory Risks:

Complex utility regulation could adversely affect the Companies’ results of operations, financial position and cash flows.
The Companies are subject to, or affected by, extensive federal and state utility regulation, including by the MPSC, KCC, FERC, NRC, SPP and NERC.  The Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the Companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, and increased compliance costs and potential non-compliance consequences may materially affect the Companies’ results of operations, financial position and cash flows.  Certain of these risks are addressed in greater detail below.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Companies’ control.
The rates that KCP&L and GMO are allowed to charge their customers are the single most important item influencing the Companies’ results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of the Companies’ control, including the MPSC, KCC and FERC.

The utility rate-setting principle generally applicable to KCP&L and GMO is that rates should provide a reasonable opportunity to recover expenses and investment prudently incurred to provide utility service plus a reasonable return on such investment.  Various expenses incurred by KCP&L and GMO have been excluded from rates by the MPSC and KCC in past rate cases as not being prudently incurred or not providing utility customer benefit, and there is a risk that certain expenses incurred in the future may not be recovered in rates.  The MPSC and KCC have also excluded from rates from time to time all or a portion of the capital cost of various facilities as not being prudently incurred or not being useful in providing utility service.  For example, KCC’s November 2010 rate order for KCP&L excluded a portion of the capital costs of the Iatan No. 1 environment project and Iatan No. 2 from KCP&L’s Kansas jurisdictional rate base.

In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and the Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain CO2 emissions.  The wind generation, energy efficiency and emission permit reductions are conditioned on regulatory approval.  In addition to these commitments, as discussed in the “Environmental Risks”  and “Financial Risks” sections below, the Companies’ capital expenditures are expected to be substantial over the next several years for other environmental and other projects, and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.

The Companies are also exposed to cost-recovery shortfalls due to the inherent “regulatory lag” in the rate-setting process, especially during periods of significant cost inflation or declining retail usage, as KCP&L’s and GMO’s utility rates are generally based on historical information and are not subject to adjustment (other than principally for fuel and purchased power for KCP&L in Kansas and for GMO) between rate cases.  These and other factors may result in under-recovery of costs, failure to earn the authorized return on investment, or both.

There are mandatory renewable energy standards in Missouri and Kansas.  There is the potential for future federal or state mandatory energy efficiency requirements.  KCP&L agreed to implement various energy efficiency programs as part of the Collaboration Agreement and the 2005 Comprehensive Energy Plan.  KCP&L and GMO have implemented certain energy efficiency programs.  The Companies currently recover energy efficiency program expenses on a deferred basis with no recovery mechanism for associated lost revenues.

The MPSC order approving the GMO acquisition provides that the transaction costs will not be recovered through utility rates, and that the Missouri jurisdictional portion of transition costs will be eligible for recovery through utility rates only to the extent the costs are offset by benefits resulting from the acquisition.  These costs continue to be deferred until the MPSC authorizes their rate recovery.  The KCC order approving the GMO acquisition limited KCP&L’s recovery of transition costs through Kansas rates to $10.0 million over a five year period, starting in December 2010.

Failure to timely recover the full investment costs of capital projects, or the impact of renewable energy and energy efficiency programs, or other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception (including, but not limited to, the Companies’ environmental reputation) and regulatory pressures, the Companies may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investment or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.

Regulatory requirements regarding utility operations may increase costs and may expose the Companies to compliance penalties or adverse rate consequences.
The NRC extensively regulates nuclear power plants, including Wolf Creek.  The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cyber security and critical infrastructure protection standards that apply to public utilities, including KCP&L and GMO.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards, and KCP&L agreed to quality of service standards in Kansas in connection with the GMO acquisition.  In addition, the Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  The costs of existing, new or modified regulations, standards and other requirements could have an adverse effect on the Companies’ results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, cyber security, critical infrastructure protection, operational or other standards and requirements could expose the Companies to penalties, additional compliance costs, or adverse rate consequences.

Environmental Risks:

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

Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of the projects, and thus materially adversely affect the Companies’ results of operations, financial position and cash flows.

KCP&L and GMO would seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that such rate increases would be granted.

As discussed above, KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative, public perception of the Companies’ environmental reputation and regulatory pressures.  The costs of compliance or noncompliance with these environmental requirements, or remediation costs, or adverse outcomes of lawsuits, or failure to timely recover environmental costs, could have a material adverse effect on the Companies’ results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 15 to the consolidated financial statements for additional information regarding certain significant environmental matters.

Air and Climate Change

The Companies believe it is likely that additional federal or relevant regional, state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such laws or regulations could require the control or reduction of emissions of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, and clean or renewable energy standards.  The Companies’ current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or about 28 million and 21 million tons per year for Great Plains Energy and KCP&L, respectively.  Missouri law requires at least 2% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources by 2011, increasing to 15% by 2021.  Kansas law requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011, increasing to 15% by 2016 and 20% by 2020.  Management believes that national renewable energy standards are also likely.  The timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have a significant financial and operational impact on the Companies.

The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases, and has proposed other permitting regulations, under the existing Clean Air Act.  These existing and proposed rules establish new thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.  Most of the Companies’ generating facilities would be affected by these existing and proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the near future.  Further, pursuant to the Collaboration Agreement, KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne stations and other initiatives designed to offset CO2 emissions.   Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.

Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, NOX, SO2 and particulates are also in a state of flux.  Such rules have been overturned by the courts and remanded to the EPA to be revised consistent with the court orders.  The EPA is expected to develop proposed standards in 2011, based on maximum achievable control technology (MACT), for mercury and potentially other hazardous air pollutant emissions.  In addition, the EPA has notified KCP&L that MACT determinations and schedules of compliance are required for KCP&L’s Iatan No. 2 and Hawthorn No. 5 generating units.  The Missouri and Kansas state environmental agencies have submitted to the

EPA their determinations that the Kansas City area is an ozone nonattainment area, and must submit by 2013 implementation plans outlining how the area will meet the standards.  Additionally, the EPA has proposed to strengthen the national ambient air quality standard (NAAQS) for ozone and has strengthened the NAAQS for SO2.  The Companies’ current estimates of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is approximately $1 billion.  If CAIR is replaced by the proposed Transport Rule, the Companies do not expect the required capital expenditures to exceed that amount.  However, it is unknown what requirements and standards will be imposed in the future and when the Companies may have to comply, the effects of the MACT determinations and schedules of compliance, or what costs may ultimately be required.

Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  All of the Companies’ generating facilities, and certain of their other facilities, are subject to the Clean Water Act.

Previously issued EPA regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures have been suspended, and the EPA is engaged in further rulemaking on this matter.  At this time, the Companies are unable to predict how the EPA will respond or how that response will impact the Companies’ operations.

KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) authorizing KCP&L to, among other things, withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.  Additionally, the EPA in September 2009 announced plans to revise the existing standards for waste water discharges from coal-fired power plants.  Until a rule is proposed and finalized, the financial and operational impacts cannot be determined.  Further, the possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the final permit requirements.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  The Companies principally use coal in generating electricity and dispose of coal combustion residuals (CCRs) in both on-site facilities and facilities owned by third parties.  In response to an incident at a Tennessee Valley Authority coal combustion product containment area, the EPA has proposed regulations regarding the handling and disposal of CCRs, which include alternative proposals to regulate CCRs as special or hazardous wastes or as non-hazardous wastes.  If enacted, any new laws and regulations, especially if CCRs are classified as hazardous waste, could have a material adverse effect on the Companies’ results of operations, financial position and cash flows.

Remediation
Under current law, the Companies are also generally responsible for any liabilities associated with the environmental condition of their properties, and other properties at which the Companies arranged for the disposal or treatment of hazardous substances, including properties that they have previously owned or operated, such as manufactured gas plants (MGP), regardless of whether they were responsible for the contamination or whether the liabilities arose before, during or after the time they owned or operated the properties or arranged for the disposal or treatment of hazardous substances.  In addition, the EPA has given advance notice of a proposed rulemaking to impose financial assurance requirements for various classes of facilities, including electric generation, transmission and distribution, that produce, transport, treat, store or dispose of certain hazardous substances.

Due to all of the above, the Companies’ projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the emissions limits imposed by such requirements and the types and costs of the compliance alternatives selected by the Companies.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  Other new environmental laws and regulations affecting the operations of the Companies may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to the Companies or their facilities, any of which may materially adversely affect the Companies’ business, adversely affect the Companies’ ability to continue operating its power plants as currently done and substantially increase their environmental expenditures or liabilities in the future.

Financial Risks:

Financial market disruptions and declines in credit ratings may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
The Companies’ capital requirements are expected to be substantial over the next several years.  The Companies rely on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Companies also rely on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for operations varies with a number of factors, including the amount and price of wholesale power purchased or sold.

Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the Companies’ cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.  The interest rates on borrowings under the Companies’ revolving credit agreements and on a substantial portion of Great Plains Energy’s and GMO’s debt are subject to increase as their respective credit ratings decrease.  The Companies have agreed to not seek rate recovery of GMO interest costs in excess of equivalent investment-grade debt, and the MPSC approval of the GMO acquisition is conditioned on the requirement that any post-acquisition financial effects of a credit downgrade of Great Plains Energy, KCP&L or GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The amount of collateral or other credit support required under power supply and certain other agreements is also dependent on credit ratings.

The capital and credit markets experienced unprecedented levels of volatility and disruption in recent years.  Though market conditions have stabilized, there is no assurance that conditions will not deteriorate in the future.  Adverse market conditions or decreases in Great Plains Energy’s, KCP&L’s or GMO’s credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L’s or GMO’s costs of capital; reductions in or delays of capital expenditures, or reductions in Great Plains Energy’s ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies’ results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies’ lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.

A sustained decline in Great Plains Energy’s stock price below book value may result in goodwill impairments that could adversely affect Great Plains Energy’s results of operations and financial position, as well as credit facility covenants.
The GMO acquisition resulted in Great Plains Energy recording $169 million in goodwill.  Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists.  Great Plains Energy’s stock traded at a price below carrying value throughout 2010.  If the stock price were to decline substantially further from its current level in relation to carrying value, accounting rules may require Great Plains Energy to conduct additional goodwill impairment tests.  There is no assurance that the results of these additional tests will not require Great Plains Energy to recognize an impairment of goodwill.  An impairment of goodwill would reduce net income and shareholders’ equity, may adversely affect Great Plains Energy’s results of operations and financial position, and in certain circumstances could result in a breach of the debt to total capitalization covenants in Great Plains Energy’s and GMO’s revolving credit agreements.

Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.
In connection with the GMO acquisition, Great Plains Energy issued guarantees covering substantially all of the outstanding debt of GMO and has guaranteed GMO’s current $450 million revolving credit facility.  The guarantees were a factor in GMO receiving investment-grade ratings and the guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy’s liquidity.

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

In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy’s articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors.  Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  In addition, Great Plains Energy is prohibited from paying dividends on its common and preferred stock in the event its Equity Unit contract payments or interest payments on the debt underlying the Equity Units are deferred until such deferrals have been paid.  While these corporate and regulatory restrictions and financial covenants are not expected to affect the Companies’ ability to pay dividends at the current level in the foreseeable future, there is no assurance that adverse financial results would not trigger such restrictions or covenants and reduce or eliminate the Companies’ ability to pay dividends.

Market performance, increased retirements and retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of the Companies’ and Wolf Creek Nuclear Operating Corporation’s employees participate in defined benefit retirement and post-retirement plans.  Former employees also have accrued benefits in defined benefit retirement and post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations, and the Companies’ required or voluntary contributions to the plans.  The Companies currently have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, or if these plans experience adverse market returns on investments, or if interest rates materially fall, the Companies’ contributions to the plans could rise substantially over historical levels.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant impact on the Companies’ results of operations, financial position and cash flows.

The use of derivative contracts in the normal course of business could result in losses that could negatively impact the Companies’ results of operations, financial position and cash flows.
The Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Customer and Weather-Related Risks:

Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, or otherwise may adversely affect the Companies’ results of operations, financial position and cash flows.
The results of operations, financial position and cash flows of the Companies can be materially affected by changes in customer electricity consumption.  The Companies estimate customer electricity consumption based on historical trends to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affect the markets in which the Companies operate.  Additionally, technological advances or other energy conservation measures could reduce customer electricity consumption.

Weather is a major driver of the Companies’ results of operations, financial position and cash flow.
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  Some of the Companies’ stations use water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in past years, can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  Conversely, Missouri River flooding has occurred at various times in past years, which has affected plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, the frequency and impact of severe weather, increase the frequency of flooding or decrease water and flow levels.

Operational Risks:

Operations risks may adversely affect the Companies’ results of operations, financial position and cash flows.
The operation of the Companies’ electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages, operating limitations that may be imposed by equipment conditions, environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, terrorism, cyber-threats, severe weather or other similar occurrences.  An equipment or system outage or constraint can, among other things:

•	in the case of generation equipment, affect operating costs, increase capital requirements and costs, increase purchased power volumes and costs and reduce wholesale sales opportunities;

•
in the case of transmission equipment, affect operating costs, increase capital requirements and costs, require changes in the source of generation and affect wholesale sales opportunities and the ability to meet regulatory reliability and security requirements;

•
in the case of distribution systems, affect revenues and operating costs, increase capital requirements and costs, and affect the ability to meet regulatory service metrics and customer expectations; and

•
in the case of information systems, affect the control and operations of generation, transmission, distribution and other business operations and processes, increase operating costs, increase capital requirements and costs, and affect the ability to meet regulatory reliability and security requirements and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, and Iatan No. 2, which was completed in 2010, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  All of GMO’s coal-fired generating units were constructed prior to 1984.  The age of these generating units increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the Companies’ generation facilities or increased maintenance expense.

The Companies currently have general liability and property insurance in place to cover their facilities in amounts that management considers appropriate.  These policies, however, do not cover the Companies’ transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect the Companies’ results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of the Companies’ facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce the Companies’ revenues, increase their costs, or both, and may materially affect their results of operations, financial position and cash flows.

The cost and schedule of construction projects may materially change and expected performance may not be achieved.
Great Plains Energy’s and KCP&L’s businesses are capital intensive, and require significant capital investments to maintain existing facilities, for projected environmental projects and to add new facilities.  The risks of any construction project include: the possibilities that actual costs may exceed estimated costs due to inflation or other factors; delays may occur in obtaining permits and materials; suppliers and contractors may not perform as required under their contracts; there may be inadequate availability or increased cost of equipment, materials or qualified craft labor; the scope, cost and timing of projects may change due to new or changed environmental requirements or other factors; and other events beyond the Companies’ control may occur that may materially affect the schedule, cost and performance of these projects.

These and other risks could materially increase the estimated costs of construction projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require the Companies to purchase additional electricity to supply their respective retail customers until the projects are completed.  The Companies currently are not permitted to start recovering the costs of these projects in rates until they are completed and put into service.  Thus, these risks may significantly affect the Companies’ results of operations, financial position and cash flows.

Failure of one or more generation plant co-owners to pay their share of construction or operations and maintenance costs could increase the Companies’ costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  Occurrence of these or other events could materially increase the Companies’ costs and capital requirements.

Commodity Price Risks:

Changes in commodity prices could have an adverse effect on the Companies’ results of operations, financial position and cash flows.
The Companies engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  To the extent that exposure to the price of electricity is not successfully hedged, the Companies could experience losses associated with the changing market price for electricity.

Increases in fuel, fuel transportation and purchased power prices could have an adverse impact on the Companies’ costs.
KCP&L’s Kansas retail rates contain an energy cost adjustment mechanism.  KCP&L’s Missouri retail rates do not contain a similar provision.  GMO’s retail electric and steam rates contain a fuel adjustment mechanism under which most, but not all, of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates is passed along to GMO’s customers.  As a result, the Companies are exposed to varying degrees of risk from changes in the market prices of fuel for generation of electricity and purchased power.  Changes in the Companies’ fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect the Companies’ fuel and purchased power costs.

The Companies do not hedge their respective entire exposure from fuel and transportation price volatility.  Consequently, the Companies’ results of operations, financial position and cash flows may be materially impacted by changes in these prices unless and until increased costs are recovered in KCP&L’s Missouri retail rates.

Wholesale electricity sales affect revenues, creating earnings volatility.
The levels of the Companies’ wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus the Companies have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale sales are reflected in KCP&L’s Kansas energy cost adjustment and GMO’s fuel adjustment mechanisms, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri rates and any amount above the level reflected in Missouri retail rates will be returned to Missouri retail customers in a future rate case.  Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce the Companies’ wholesale sales.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies’ business and financial results.
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

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  As discussed in “Operational Risks”, above, Wolf Creek was constructed prior to 1986, and the age of Wolf Creek increases the risk of unplanned outages and higher maintenance costs.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life.  KCP&L contributes annually based on estimated decommissioning costs to a tax-qualified trust fund to be used to decommission Wolf Creek.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required and may not be allowed to recover the balance through rates.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling, disposal and potential release (by accident, through third-party actions or otherwise) of radioactive materials.  Under the structure for insurance among owners of nuclear generating units, KCP&L is also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.

Litigation Risks:

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Companies’ results of operations, financial position and cash flows.
The Companies are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that the Companies may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Utility Generation Resources

			Year	Estimated 2011		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	465	(a)	Coal
	Wolf Creek	Kansas	1985	560	(a)	Nuclear
	Iatan No. 1	Missouri	1980	494	(a)	Coal
	LaCygne No. 2	Kansas	1977	341	(a)	Coal
	LaCygne No. 1	Kansas	1973	368	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	563		Coal
	Montrose No. 3	Missouri	1964	176		Coal
	Montrose No. 2	Missouri	1960	164		Coal
	Montrose No. 1	Missouri	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	310		Natural Gas
	Osawatomie	Kansas	2003	75		Natural Gas
	Hawthorn No. 9	Missouri	2000	130		Natural Gas
	Hawthorn No. 8	Missouri	2000	77		Natural Gas
	Hawthorn No. 7	Missouri	2000	77		Natural Gas
	Hawthorn No. 6	Missouri	1997	136		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	110		Oil
	Northeast Nos. 13 and 14	Missouri	1976	105		Oil
	Northeast Nos. 15 and 16	Missouri	1975	96		Oil
	Northeast Nos. 11 and 12	Missouri	1972	98		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	4		Wind
	Spearville Wind Energy Facility (d)	Kansas	2006	8		Wind
Total KCP&L				4,529
Base Load	Iatan No. 2	Missouri	2010	153	(a)	Coal
	Iatan No. 1	Missouri	1980	127	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	173	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	466		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	125		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	314		Natural Gas
	Crossroads Energy Center	Mississippi	2002	297		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	255		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	63		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	33		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	41		Oil
	Nevada	Missouri	1974	21		Oil
Total GMO				2,139
Total Great Plains Energy				6,668
(a)						Share of a jointly owned unit.
(b)						The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(c)						The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 4 MW pursuant to SPP reliability standards.
(d)						The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 8 MW pursuant to SPP reliability standards.

KCP&L owns 50% of LaCygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek.  GMO owns 18% of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers.  Electric utility has approximately 3,500 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 6,500 circuit miles of underground distribution lines in Missouri and Kansas.  Electric utility has all material franchise rights necessary to sell electricity within its retail service territory.  Electric utility’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs.  Management believes the current systems are adequate to serve customers.

Electric Utility General
Electric utility’s generating plants are located on property owned (or co-owned) by KCP&L or GMO, except the Spearville Wind Energy Facilities which are located on easements and the Crossroads Energy Center and South Harper which are contractually controlled.  Electric utility’s service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by electric utility.  Electric utility’s transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others.  Electric utility believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest.  Great Plains Energy’s and KCP&L’s headquarters are located in leased office space.

Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.  Mortgage bonds totaling $755.3 million were outstanding at December 31, 2010.

Substantially all of the fixed property and franchises of GMO’s St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946.  Mortgage bonds totaling $12.4 million were outstanding at December 31, 2010.

ITEM 3.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 6, 15 and 16 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy’s common stock is listed on the New York Stock Exchange under the symbol “GXP”.  At February 22, 2011, Great Plains Energy’s common stock was held by 22,047 shareholders of record.  Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2010		2009		Dividends Declared
Quarter	High	Low	High	Low	2011		2010	2009
First	$19.60	$17.43	$20.34	$11.17	$0.2075	(b)	$0.2075	$0.2075
Second	19.63	16.85	15.91	13.44			0.2075	0.2075
Third	19.06	16.95	18.17	14.81			0.2075	0.2075
Fourth	19.63	18.58	20.16	16.93			0.2075	0.2075
(a) Based on closing stock prices.
(b) Declared February 8, 2011, and payable March 21, 2011, to shareholders of record as of February 28, 2011.

Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2010.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	15,470 (1)	$ 16.22	-	N/A
November 1 - 30	-	-	-	N/A
December 1 - 31	-	-	-	N/A
Total	15,470	$ 16.22	-	N/A
(1)			Represents restricted common shares surrendered to the Company following the resignation of a certain officer.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2010	2009	2008	2007	2006
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,256	$1,965	$1,670	$1,293	$1,140
Income from continuing operations (b)	$212	$152	$120	$121	$137
Net income attributable to Great Plains Energy	$212	$150	$155	$159	$128
Basic earnings per common
share from continuing operations	$1.55	$1.16	$1.16	$1.41	$1.74
Basic earnings per common share	$1.55	$1.15	$1.51	$1.86	$1.62
Diluted earnings per common
share from continuing operations	$1.53	$1.15	$1.16	$1.40	$1.73
Diluted earnings per common share	$1.53	$1.14	$1.51	$1.85	$1.61
Total assets at year end	$8,818	$8,483	$7,869	$4,832	$4,359
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,428	$3,214	$2,627	$1,103	$1,142
Cash dividends per common share	$0.83	$0.83	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	2.28	1.81	2.26	2.53	3.50

KCP&L
Operating revenues	$1,517	$1,318	$1,343	$1,293	$1,140
Net income	$163	$129	$125	$157	$149
Total assets at year end	$6,026	$5,702	$5,229	$4,292	$3,859
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,780	$1,780	$1,377	$1,003	$977
SEC ratio of earnings to fixed charges	2.86	2.44	2.87	3.53	4.11

(a)	Great Plains Energy's results include GMO only from the July 14, 2008, acquisition date.
(b)	This amount is before income (loss) from discontinued operations, net of income taxes, of $(1.5) million, $35.0 million,
$38.3 million and $(9.1) million in 2009 through 2006, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L and GMO.  Great Plains Energy acquired GMO on July 14, 2008.  Great Plains Energy’s sole reportable business segment is electric utility for the periods presented.

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 823,200 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

2010 Earnings Overview
Great Plains Energy’s 2010 earnings available for common shareholders increased to $210.1 million or $1.53 per share from $148.5 million or $1.14 per share in 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Gross margin is a financial measure that is not calculated in accordance with Generally Accepted Accounting Principles (GAAP).  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations for further information.

Partially offsetting the increase in gross margin was higher operations and maintenance expense driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service the Iatan No. 1 environmental equipment in 2009 and Iatan No. 2 in 2010 (Kansas jurisdiction only), increased general taxes and a decrease in the equity component of AFUDC.  Great Plains Energy also recorded a $16.8 million pre-tax loss in 2010 representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.

Additionally, 2009 reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.

KCP&L’s Comprehensive Energy Plan
KCP&L’s Comprehensive Energy Plan included construction of Iatan No. 2, wind generation, environmental upgrades at certain coal-fired generating stations, infrastructure investments, and energy efficiency, affordability and demand response programs.  With the construction of Iatan No. 2 completed in 2010, the remaining component of KCP&L’s Comprehensive Energy Plan is to obtain state regulatory approval to include the cost of Iatan No. 2 in rate base and begin recovering the investment in rates.

In August 2010, Iatan No. 2 successfully completed in-service testing, which was confirmed by KCC in October 2010, but is still subject to confirmation by the MPSC, which is expected during the current Missouri rate cases.

In the fourth quarter of 2010, Great Plains Energy and KCP&L completed a final cost estimate for Iatan No. 2.  The final cost estimate and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include AFUDC or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Final Cost			Previous Estimate
	Estimate Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,203	-	$ 1,218	$ 1,222	-	$ 1,251	$ (19)	-	$ (33)
KCP&L's 55% share of Iatan No. 2	905	-	917	919	-	941	(14)	-	(24)

Kansas Regulatory Proceedings
In December 2009, KCP&L filed a request with KCC to increase retail electric annual revenues by $55.2 million.  The request was subsequently adjusted by KCP&L during the rate case proceedings to $50.9 million as the net result of updates to the case.  The request included costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service.

In November 2010, KCC issued its order, effective December 1, 2010, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses.  The $22.0 million annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  Also in February 2011, KCP&L and another party to the case filed petitions for judicial review with the Court of Appeals of the State of Kansas, which are stayed until conclusion of the reconsideration proceedings.  The rates authorized by KCC will be effective unless and until modified by KCC or stayed by a court.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the KCC order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in KCP&L’s and GMO’s pending rate cases.  Therefore, KCP&L’s Missouri jurisdictional portion and GMO’s portion of these costs were recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share for construction costs incurred through December 31, 2010.

Missouri Regulatory Proceedings
The following table summarizes pending requests for retail rate increases with the MPSC.

		Annual
		Revenue		Return on		Rate-Making
Rate Jurisdiction	File Date	Increase		Equity		Equity Ratio
		(millions)
KCP&L - Missouri (a)	6/4/2010	$92.1	(b)	11.00%	(b)	46.16%	(b)
GMO - Missouri Public Service division (a)	6/4/2010	75.8	(c)	11.00%	(c)	46.16%	(c)
GMO - St. Joseph Light & Power division (a)	6/4/2010	22.1	(d)	11.00%	(d)	46.16%	(d)

(a)				The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs due to the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized changes to retail rates are expected to be effective in May 2011 for
KCP&L and June 2011 for GMO.
(b)				The requested increase was adjusted by KCP&L in a February 22, 2011, filing with the MPSC to $55.8 million mainly due to lower fuel and purchased power costs, as there is no fuel recovery mechanism, and increased deferred income taxes from bonus depreciation. The lower fuel and purchased power costs were driven by more favorable coal transportation costs and lower actual 2010 fuel and purchased power costs than the amounts included in the June 4, 2010, initial request. The requested return on equity was adjusted by KCP&L to 10.75%
and the rate-making equity ratio was adjusted to 46.286%.
(c)				The requested increase was adjusted by GMO in a February 22, 2011, filing with the MPSC to $65.2 million as the net result of updates to the case. The requested return on equity was adjusted by GMO to 10.75% and the rate-making equity ratio was adjusted to 46.286%.
(d)				The requested increase was adjusted by GMO in a February 22, 2011, filing with the MPSC to $23.2 million as the net result of updates to the case. The requested return on equity was adjusted by GMO to 10.75% and the rate-making equity ratio was adjusted to 46.286%.

In September 2010, GMO received an order from the MPSC approving construction accounting for the Iatan No. 2 project from the Iatan No. 2 in-service date to the effective date of new rates in the current rate case.  The effect of the order is to defer GMO’s share of Iatan No. 2 operating costs, depreciation expense and carrying costs (interest) offset by Iatan No. 2’s system energy value to a regulatory asset rather than impacting the income statement until new rates are effective.  KCP&L (Missouri jurisdiction only) was granted construction accounting as part of the Comprehensive Energy Plan.

In November 2010, the MPSC staff filed its construction audit and prudence review regarding construction expenditures through June 30, 2010, for Iatan No. 2 and the Iatan No. 1 environmental project.  The MPSC staff recommended disallowances of approximately $130 million and $70 million of the total costs incurred through June 30, 2010, for Iatan No. 2 and the Iatan No. 1 environmental project, respectively, representing all audited expenditures above the associated December 2006 control budget estimates of approximately $1.685 billion and $377 million.

The MPSC staff also filed testimony in KCP&L’s and GMO’s rate cases in November 2010.  The MPSC staff’s testimony recommended a return on equity range of 8.5% to 9.5% and revenue increase/(decrease) ranges of approximately $(0.2) million to $14 million for KCP&L, approximately $0.9 million to $10.1 million for GMO’s Missouri Public Service division, and approximately $28.8 million to $32.6 million for GMO’s St. Joseph Light & Power division.  On February 22, 2011, the MPSC Staff filed updated testimony recommending the same return on equity range of 8.5% to 9.5% and revenue increase ranges of approximately $2.2 million to $17.0 million for KCP&L, approximately $29,000 to $9.2 million for GMO’s Missouri Public Service division, and approximately $14.9 million to $18.4 million for GMO’s St. Joseph Light & Power division.  The revenue recommendations reflect the MPSC staff’s proposed construction cost disallowances of all audited expenditures as of October 31, 2010, above the control budget estimates, among other differences from KCP&L’s and GMO’s requests.

Hearings were held beginning in late January 2011 for KCP&L and ran through mid-February 2011 for GMO.  The MPSC Staff will file reconciliations of the differences between its February 22, 2011, recommendations and KCP&L’s and GMO’s February 22, 2011, recommendations with hearings scheduled for March 3 – 4, 2011.  New rates are expected to go into effect in May 2011 for KCP&L and June 2011 for GMO.

Transmission Investment Opportunities
In September 2010, GMO accepted a Notification to Construct from SPP for the Missouri portion of a 175-mile, 345kV transmission line in GMO’s service territory from Sibley, Missouri to Nebraska City, Nebraska.  Construction of the line is expected to occur over 2012 to 2017, with an estimated cost of about $380 million for GMO’s portion of the line.  This line is one of a number of priority projects that the SPP has developed as part of its transmission expansion plans for the region.  In June 2010, FERC approved the SPP’s proposed cost allocation method for these projects.  KCP&L has also accepted a Notification to Construct from SPP for a 30-mile, 345kV transmission line, with estimated construction costs of $54 million and an expected 2015 in-service date, from KCP&L’s Iatan generating station to KCP&L’s Nashua substation.  GMO and KCP&L have the obligation to build their separate lines, which may be done solely or with other entities, unless the obligation is transferred to another qualified transmission owner.  GMO and KCP&L have not determined which of these alternative courses of action to pursue.  SPP retains the authority to revise or withdraw existing Notifications to Construct for transmission projects based upon emerging transmission plans and the associated needs for specific projects.

RELATED PARTY TRANSACTIONS

See Note 18 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 15 to the consolidated financial statements for information regarding environmental matters.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Great Plains Energy’s results of operations and financial position.  Management has identified the following accounting policies as critical to the understanding of Great Plains Energy’s results of operations and financial position.  Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Great Plains Energy Board of Directors (Board).

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

The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan.  The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation.  These assumptions, updated annually at the measurement date, are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events.  See Note 9 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions.  Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2010
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(59.6)	$(4.6)
Rate of return on plan assets	0.5%	increase	-	(2.6)
Discount rate	0.5%	decrease	66.0	5.0
Rate of return on plan assets	0.5%	decrease	-	2.6

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC.  The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.  KCP&L recorded 2010 pension expense of $40 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the MPSC and KCC rate orders.

GMO records pension expense in accordance with rate orders from the MPSC.  The difference between this expense and GAAP expense is recorded as a regulatory asset or liability.  See Note 9 to the consolidated financial statements for additional discussion of the accounting for pensions.

The Company's 2011 projected weighted average long-term rate of return on plan assets is 7.3%, a 0.7% decrease from 2010.  The reduction in the rate of return is expected to increase 2011 GAAP pension expense approximately $4 million.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan.  It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

Regulatory Matters
Great Plains Energy and KCP&L have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP.  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent future reductions in revenues or refunds to customers.

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in electric utility’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  Electric utility’s continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules.  In the event that the criteria no longer applied to all or a portion of electric utility’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets.  See Note 6 to the consolidated financial statements for additional information.

Impairments of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.

Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists.  The goodwill impairment test is a two step process.  The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.

Great Plains Energy’s stock traded at a price below carrying value throughout 2010.  If the stock price were to decline substantially further from its current level in relation to carrying value, accounting rules may require Great Plains Energy to conduct additional goodwill impairment tests.  There is no assurance that the results of these additional tests will not require Great Plains Energy to recognize an impairment of goodwill.

The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2010.  Fair value of the reporting unit exceeded the carrying amount by over $700 million, including goodwill; therefore, there was no impairment of goodwill.

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

The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows.  Management determined the appropriate discount rate to be based on the reporting unit’s weighted average cost of capital (WACC).  The WACC takes into account both the cost of equity and after-tax cost of debt.  Estimated future cash flows are based on Great Plains Energy’s internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated earnings/returns related to future capital investments, continued recovery of cost of service and the renewal of certain contracts.  Management also makes assumptions regarding the run rate of operations, maintenance and general and administrative costs based on the expected outcome of the aforementioned events.  Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Great Plains Energy’s reporting unit under the income approach to be significantly different in future periods and could result in a future impairment charge to goodwill.

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

Additionally, the Company establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions.  The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits.  If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company’s consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.  These estimates are updated at each reporting date based on the facts, circumstances and information available.  Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months.  See Note 21 to the consolidated financial statements for additional information.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included subsequent to the July 14, 2008, date of acquisition.

	2010	2009	2008
	(millions)
Operating revenues	$2,255.5	$1,965.0	$1,670.1
Fuel	(430.7)	(405.5)	(311.4)
Purchased power	(213.8)	(183.7)	(208.9)
Transmission of electricity by others	(27.4)	(26.9)	(22.5)
Gross margin (a)	1,583.6	1,348.9	1,127.3
Other operating expenses	(779.7)	(726.6)	(617.3)
Depreciation and amortization	(331.6)	(302.2)	(235.0)
Operating income	472.3	320.1	275.0
Non-operating income and expenses	24.4	42.6	21.1
Interest charges	(184.8)	(180.9)	(111.3)
Income tax expense	(99.0)	(29.5)	(63.8)
Loss from equity investments	(1.0)	(0.4)	(1.3)
Income from continuing operations	211.9	151.9	119.7
Income (loss) from discontinued operations	-	(1.5)	35.0
Net income	211.9	150.4	154.7
Less: Net income attributable to noncontrolling interest	(0.2)	(0.3)	(0.2)
Net income attributable to Great Plains Energy	211.7	150.1	154.5
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$210.1	$148.5	$152.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

2010 compared to 2009
Great Plains Energy’s 2010 earnings available for common shareholders increased to $210.1 million, or $1.53 per share, from $148.5 million, or $1.14 per share in 2009.

Electric utility’s net income increased $77.5 million in 2010 compared to 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin were higher operations and maintenance expenses driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service the Iatan No. 1 environmental equipment during 2009 and Iatan No. 2 during 2010 (Kansas jurisdiction only), increased general taxes and a decrease in the equity component of AFUDC.  Electric utility also recorded a $16.8 million pre-tax loss in 2010 representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.

Great Plains Energy’s corporate and other activities had an additional $17.4 million loss from continuing operations in 2010 compared to 2009 primarily due to $7.1 million of after-tax write downs of affordable housing investments and an additional $6.8 million of after-tax interest expense for Equity Units issued in 2009.  Additionally, 2009 reflects a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit.  Partially offsetting these items was the recognition of $3.9 million of deferred tax credits upon the sale of GMO’s former headquarters and $2.4 million of after-tax interest income, net of fees, from an interest refund from the IRS in 2010.

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

Electric utility’s net income increased $14.7 million in 2009 compared to 2008 reflecting the inclusion of GMO for the full year in 2009.  Additionally, an increase in gross margin reflecting new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, an increase in the equity component of AFUDC and decreased income taxes also increased net income.  Partially offsetting these increases was increased depreciation expense due to placing the Iatan environmental equipment in service and increased interest expense due to the issuance of new long-term debt in 2009.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	2010	2009	2008
	(millions)
Operating revenues	$2,255.5	$1,965.0	$1,670.1
Fuel	(430.7)	(405.5)	(311.4)
Purchased power	(213.8)	(183.7)	(209.9)
Transmission of electricity by others	(27.4)	(26.9)	(22.5)
Gross margin (a)	1,583.6	1,348.9	1,126.3
Other operating expenses	(773.4)	(712.0)	(601.7)
Depreciation and amortization	(331.6)	(302.2)	(235.0)
Operating income	478.6	334.7	289.6
Non-operating income and expenses	23.1	37.7	21.3
Interest charges	(143.1)	(151.0)	(96.9)
Income tax expense	(123.3)	(63.6)	(70.9)
Net income	$235.3	$157.8	$143.1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

		%		%
Gross Margin (a)	2010	Change	2009	Change (b)	2008
Retail revenues	(millions)
Residential	$915.8	19	$772.6	NM	$605.5
Commercial	838.0	11	752.5	NM	620.7
Industrial	193.5	13	171.9	NM	142.2
Other retail revenues	17.5	2	17.2	NM	13.3
Provision for rate refund (excess
Missouri wholesale margin)	(3.7)	NA	-	NM	(2.9)
Fuel recovery mechanism under recovery	42.9	31	32.8	NM	30.7
Total retail	2,004.0	15	1,747.0	NM	1,409.5
Wholesale revenues	205.9	18	174.6	NM	230.1
Other revenues	45.6	5	43.4	NM	30.5
Operating revenues	2,255.5	15	1,965.0	NM	1,670.1
Fuel	(430.7)	6	(405.5)	NM	(311.4)
Purchased power	(213.8)	16	(183.7)	NM	(209.9)
Transmission of electricity by others	(27.4)	2	(26.9)	NM	(22.5)
Gross margin	$1,583.6	17	$1,348.9	NM	$1,126.3
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains
Energy's Results of Operations.
(b) Not meaningful due to the acquisition of GMO on July 14, 2008.

		%		%
MWh Sales	2010	Change	2009	Change (a)	2008
Retail MWh sales	(thousands)
Residential	9,459	9	8,647	NM	7,047
Commercial	10,950	3	10,637	NM	9,227
Industrial	3,286	5	3,143	NM	2,721
Other retail MWh sales	111	(9)	122	NM	94
Total retail	23,806	6	22,549	NM	19,089
Wholesale MWh sales	6,534	16	5,626	NM	5,237
Total MWh sales	30,340	8	28,175	NM	24,326
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Electric utility’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Electric utility’s revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L’s Kansas retail rates contain an ECA tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

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

KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel and purchased power costs will not be reflected in rates until new rates are authorized by the MPSC creating a regulatory lag between the time costs change and when they are reflected in rates.  This regulatory lag applies to all costs not included in fuel recovery mechanisms as described above.  In the current rising cost environment, regulatory lag can be expected to have an adverse impact, which could be material, on Great Plains Energy’s results of operations.  Additionally, KCP&L’s retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri retail rates and any amount of margin above the level reflected in Missouri retail rates will be returned to KCP&L Missouri retail customers in a future rate case.

Electric utility’s gross margin increased $234.7 million in 2010 compared to 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009 and September 1, 2009, for Kansas and Missouri, respectively, and favorable weather.

Retail MWhs sold in 2010 increased due to favorable weather, with a 2% increase in heating degree days and a 56% increase in cooling degree days.  Cooling degree days were 23% above normal based on a 30-year average.  Wholesale MWhs sold increased due to a 9% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was primarily a result of Iatan No. 2 being placed in service during 2010 and Iatan No. 1 being off-line from January through mid-April 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized and therefore not impacting operating and maintenance expenses.  The coal base load equivalent availability factor increased to 82% in 2010 compared to 79% for 2009.

Electric utility’s gross margin increased $222.6 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year and an increase in retail revenues due to new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively.  The increase to retail revenues was partially offset by a decline in weather-normalized customer usage driven by weakened economic conditions and unfavorable summer weather in 2009, with a 9% decrease in cooling degree days.  Cooling degree days were 22% below normal based on a 30-year average.

The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at the Kansas City International Airport.  CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

		%		%
	2010	Change	2009	Change	2008

CDD	1,705	56	1,090	(9)	1,196

HDD	5,160	2	5,069	(9)	5,590

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $61.4 million in 2010 compared to 2009.  Plant operating and maintenance expenses increased $17.8 million in 2010 compared to 2009 primarily driven by planned plant outages, including the impact of outages in 2009 that included capitalizable improvements and therefore did not impact operating and maintenance expenses, partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  The accounting effects of the KCC rate order increased other operating expenses $5.4 million in 2010.  General taxes increased $14.8 million in 2010 compared to 2009 driven by increased gross receipts taxes on increased retail revenues and increased property taxes.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the KCC order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in KCP&L’s and GMO’s pending rate cases.  Therefore, KCP&L’s Missouri jurisdictional portion and GMO’s portion of these costs were recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share for construction costs incurred through December 31, 2010.

Electric utility’s other operating expenses increased $110.3 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year,  increased employee-related costs and a $7.5 million payment to terminate an agreement for the construction of a wind project.  These increases were partially offset by increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and the impact of realized synergies from the GMO acquisition.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $29.4 million in 2010 compared to 2009 primarily due to $14.4 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases.  The remaining increase was due to placing in service the Iatan No. 1 environmental equipment during 2009 and commencement of depreciation on Iatan No. 2 during 2010 (Kansas jurisdiction only), as well as normal depreciation activity for other capital additions.

Electric utility’s depreciation and amortization costs increased $67.2 million in 2009 compared to 2008 driven by the inclusion of GMO for a full year, $10.8 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases, the impact of placing Iatan No. 1 and Sibley No. 3 environmental equipment in service during 2009 and normal depreciation activity for other capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $14.6 million in 2010 compared to 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.

Electric utility’s non-operating income and expenses increased $16.4 million in 2009 compared to 2008 primarily due to a $15.4 million increase in the equity component of AFUDC resulting from higher average construction work in progress balances and the inclusion of GMO for a full year.

Electric Utility Interest Charges
Electric utility’s interest charges decreased $7.9 million in 2010 compared to 2009 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of $68.5 million of GMO’s 7.625% Senior Notes in December 2009.  These decreases were partially offset by a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service, interest for a full year on KCP&L’s $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and interest on an intercompany note from Great Plains Energy to GMO issued in August 2010.

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

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $59.7 million in 2010 compared to 2009 due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in 2010.

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

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (December 31, 2010 compared to December 31, 2009)

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable of $95.0 million reflects the adoption on January 1, 2010, of new accounting rules for transfers of financial assets.  See Note 3 to the consolidated financial statements for additional information.

•	Great Plains Energy’s refundable income taxes decreased $11.4 million primarily due to income tax refunds received.

•
Great Plains Energy’s deferred income taxes – current assets decreased $22.5 million primarily due to a reclassification to deferred income taxes – long-term driven by a change in the expected timing of utilizing net operating loss benefits as a result of bonus depreciation available in 2011.

•
Great Plains Energy’s assets held for sale decreased $19.4 million due to the sale of two properties with book values of $11.7 million and the reclassification of the remaining properties with book values of $7.7 million to other – investments and other assets.  See Note 4 to the consolidated financial statements for additional information.

•
Great Plains Energy’s electric utility plant increased $1.7 billion primarily due to $1.3 billion, $103.0 million and $76.8 million placed in service for Iatan No. 2, Spearville 2 Wind Energy Facility and the Iatan No. 1 environmental project and certain Iatan facility common costs, respectively, in addition to normal plant activity.

•	Great Plains Energy’s construction work in progress decreased $1.2 billion primarily due to projects placed in service as described above, in addition to normal plant activity.

•
Great Plains Energy’s affordable housing limited partnerships decreased $12.9 million primarily due to the write down of these investments.  See Note 20 to the consolidated financial statements for additional information.

•
Great Plains Energy’s notes payable decreased $242.5 million primarily due to repayment with proceeds from the issuance of $250.0 million of 2.75% Senior Notes, partially offset by a $6.9 million payment for the settlement of forward starting swaps (FSS) and additional borrowings to support other normal operating activities.

•	Great Plains Energy’s commercial paper increased $76.9 million primarily due to increased borrowings driven by the timing of cash payments.

•	Great Plains Energy’s accounts payable decreased $38.7 million primarily due to the timing of cash payments, including payments related to KCP&L’s Comprehensive Energy Plan.

•	Great Plains Energy’s derivative instruments – current liabilities increased $20.5 million primarily due to mark-to-market losses on Great Plains Energy’s FSS, which is offset in OCI.

•
Great Plains Energy’s deferred income taxes – long-term increased $136.4 million primarily due to a $119.1 million increase in temporary differences mostly as a result of bonus depreciation, partially offset by a reclassification with deferred income taxes – current assets described above.

•
Great Plains Energy’s long-term debt decreased $270.3 million primarily to reflect GMO’s $137.3 million 7.95% Senior Notes, $197.0 million 7.75% Senior Notes and KCP&L’s $150.0 million 6.50% Senior Notes as current maturities.  Current maturities of long-term debt increased similarly.  Partially offsetting the decrease in long-term debt was Great Plains Energy’s issuance of $250.0 million of 2.75% Senior Notes in August 2010.

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

Great Plains Energy's liquid resources at December 31, 2010, consisted of $10.8 million of cash and cash equivalents on hand and $923.6 million of unused bank lines of credit.  The unused lines consisted of $174.7 million from Great Plains Energy's revolving credit facility, $312.1 million from KCP&L's credit facilities and $436.8 million from GMO’s revolving credit facility.  At February 22, 2011, Great Plains Energy’s unused bank lines of credit decreased $201.4 million from the amount at December 31, 2010, primarily due to the repayment of GMO’s $137.3 million of 7.95% Senior Notes that matured in February 2011, in addition to the timing of cash payments driven by normal business cycles and operations.  See Note 11 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of retail MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.

At December 31, 2010, Great Plains Energy’s long-term debt maturities in 2011 and 2012 were $485.7 million and $513.9 million, respectively.  In February 2011, repayment of GMO’s $137.3 million of 7.95% Senior Notes that matured in February 2011 reduced the 2011 long-term debt maturities to $348.4 million.  Great Plains Energy is evaluating alternatives to refinance the remaining long-term debt, including issuing new long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The increase in cash flows from operating activities for Great Plains Energy in 2010 compared to 2009 is primarily due to an increase in net income, an increase in deferred income taxes from utilizing bonus depreciation, which defers the cash payment for taxes on current year income, and a decrease in cash flows for accounts payable due to the completion of significant construction projects.  On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.  Additionally, cash flows from operating activities in 2009 reflect the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

The decrease in cash flows from operating activities for Great Plains Energy in 2009 compared to 2008 is primarily due to a decrease in accounts payable due to the timing of cash payments and completing significant construction projects and the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in 2009.  Partially offsetting these decreases was KCP&L’s 2008 payment of $41.2 million for the settlement of three Treasury Locks (T-Locks).  Additionally, 2008 cash flows from operating activities include Strategic Energy.  Great Plains Energy sold Strategic Energy in 2008.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $223.1 million in 2010 compared to 2009 due to a decrease in cash utility capital expenditures primarily related to the Iatan No. 1 environmental project, Iatan No. 2 and Spearville 2 Wind Energy Facility.

Great Plains Energy’s utility capital expenditures decreased $182.6 million in 2009 compared to 2008 due to a decrease in KCP&L’s cash utility capital expenditures primarily related to the Iatan No. 1 environmental project and Iatan No. 2.

In 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $307.7 million.  At the time of the sale, Strategic Energy had $88.9 million of cash, resulting in proceeds from the sale of Strategic Energy, net of cash sold of $218.8 million.

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  Great Plains Energy paid cash consideration of $0.7 billion.  At the time of the acquisition, GMO had approximately $1.0 billion of cash from the sale of its electric and gas utility assets in Colorado, Kansas, Nebraska and Iowa to Black Hills.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2010 reflect the issuance, at a discount, of $250.0 million of 2.75% Senior Notes that mature in 2013.  Great Plains Energy used the proceeds to make a three-year intercompany loan to GMO with GMO using the proceeds to repay short-term borrowings.  Also reflected is the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Great Plains Energy’s cash flows from financing activities in 2009 reflect gross proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14 per share and gross proceeds of $287.5 million from the issuance of 5.8 million Equity Units.  See Note 12 to the consolidated financial statements for more information on the Equity Units.  Also reflected in the cash flows from financing activities in 2009 is KCP&L’s issuance, at a discount, of $400.0 million of Mortgage Bonds Series 2009A that mature in 2019.  Additionally, Great Plains Energy sold 3.8 million shares of common stock for $50.0 million in gross proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Great Plains Energy paid $22.8 million in 2009 for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

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

Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy’s, KCP&L’s and GMO’s securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets.  The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

At December 31, 2010, the major credit rating agencies rated Great Plains Energy’s and KCP&L’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba2	BB+
Senior Unsecured Debt	Baa3	BBB-

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A3	BBB+
Senior Unsecured Debt	Baa2	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Senior Unsecured Debt (a)	Baa3	BBB
(a) reflects Great Plains Energy guarantee

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this authorized amount as of December 31, 2010.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012 conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i)

proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At December 31, 2010, there was $736.5 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt authorization through March 2012, conditioned on GMO’s borrowing costs not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2010, there was $500.0 million available under this authorization.  In July 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 2012 and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2010, there was $601.2 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2010, GMO had an outstanding payable of $12.1 million to KCP&L and KCP&L had an outstanding payable under the money pool of $2.0 million to Great Plains Energy.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that was filed and became effective in May 2009.

In August 2010, Great Plains Energy issued $250.0 million of 2.75% Senior Notes, maturing in 2013.  Great Plains Energy settled two FSS simultaneously with the issuance of the three-year long-term debt and paid $6.9 million in cash for the settlement.

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and 5.8 million Equity Units with gross proceeds of $287.5 million.  See Note 12 to the consolidated financial statements for more information on the Equity Units.

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

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to remarketing and mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear interest at a daily rate equal to 10% per annum until all of the bonds are successfully remarketed.

Debt Agreements
See Note 11 to the consolidated financial statements for discussion of revolving credit facilities.

Projected Utility Capital Expenditures
Great Plains Energy’s cash utility capital expenditures, excluding AFUDC to finance construction, were $618.0 million, $841.1 million and $1,023.7 million in 2010, 2009 and 2008, respectively.  Utility capital expenditures projected for the next three years, excluding AFUDC, are detailed in the following table.  This utility capital expenditure plan is subject to continual review and change.

	2011	2012	2013
	(millions)
Generating facilities (excluding construction of Iatan No. 2)	$172.2	$174.6	$171.8
Distribution and transmission facilities	171.0	178.9	232.2
General facilities	29.2	63.2	44.6
Nuclear fuel	14.8	26.2	31.5
Environmental	63.0	171.0	219.1
Construction of Iatan No. 2	53.1	-	-
Total utility capital expenditures	$503.3	$613.9	$699.2

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

In 2010 and 2009, the Company contributed $64.5 million and $42.1 million to the pension plans, respectively, and in 2011 expects to contribute $104.6 million to the plans to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority paid by KCP&L.  Additional contributions to the plans are expected beyond 2011 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $15.8 million under the provisions of these plans in 2011, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy’s cash obligations and commercial commitments.

Payment due by period	2011	2012	2013	2014	2015	After 2015	Total
Long-term debt	(millions)
Principal	$485.7	$513.9	$263.1	$1.5	$15.5	$2,101.3	$3,381.0
Interest	227.2	180.5	147.7	127.2	113.5	794.9	1,591.0
Lease commitments
Operating lease	17.9	16.8	15.0	14.3	13.5	129.4	206.9
Capital lease	0.4	0.4	0.4	0.4	0.4	5.5	7.5
Pension and other post-retirement plans (a)	120.4	120.4	120.4	120.4	120.4	N/A	602.0
Purchase commitments
Fuel	348.7	282.7	287.7	164.8	108.8	125.3	1,318.0
Purchased capacity	20.3	13.4	12.4	4.5	4.2	2.4	57.2
Non-regulated natural gas
transportation	4.6	2.9	2.9	2.9	2.9	3.4	19.6
Other	163.4	17.6	6.8	8.1	2.7	55.1	253.7
Total contractual commitments (a)	$1,388.6	$1,148.6	$856.4	$444.1	$381.9	$3,217.3	$7,436.9

(a)					The Company expects to make contributions to the pension and other post-retirement plans beyond 2011 but the amounts are not yet determined. Amounts for years after 2011 are estimates based on information available in determining the amount for 2011. Actual amounts for years after 2011 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities.  Long-term debt principal excludes $2.5 million of discounts on senior notes.  Variable rate interest obligations are based on rates as of December 31, 2010.  Equity Units subordinated notes totaling $287.5 million mature in 2042 but must be remarketed between December 15, 2011 and June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June 15, 2014 and earlier than June 15, 2042.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in payment of the associated common stock purchase contracts and Great Plains Energy will issue to the holders newly issued shares of the Company’s common stock.  Interest on the Equity Units subordinated notes is included up to June 15, 2014.  See Note 12 to the consolidated financial statements for additional information.

Great Plains Energy has expected sublease income of $2.0 million for the years 2011-2013.  Lease commitments end in 2032 and include capital and operating lease obligations.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($13.7 million total) of the amounts included in the table above.

The Company expects to contribute $120.4 million to the pension and other post-retirement plans in 2011, of which the majority is expected to be paid by KCP&L.  Additional contributions to the plans are expected beyond 2011 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.  Amounts for years after 2011 are estimates based on information available in determining the amount for 2011.  Actual amounts for years after 2011 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $6.9 million for 2011, $3.8 million for 2012 and $1.6 million for 2013.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

At December 31, 2010, the total liability for unrecognized tax benefits for Great Plains Energy was $42.0 million, which is not included in the table above.  Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.  See Note 21 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2010, that do not have a definitive cash payout date and are not included in the table above.

Off-Balance Sheet Arrangements
In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees and stand-by letters of credit.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  At December 31, 2010, Great Plains Energy has provided $1,030.4 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $65.4 million, of which $45.4 million expire in 2011 and $20.0 million expire in 2012,

•	Great Plains Energy letters of credit to GMO counterparties totaling $15.8 million , which expire in 2011, and

•	Great Plains Energy guarantees of GMO long-term debt totaling $949.2 million, which includes debt with maturity dates ranging from 2011-2023.

Great Plains Energy has also guaranteed GMO’s $450 million revolving line of credit dated August 9, 2010, with a group of banks, expiring August 9, 2013.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under this facility.

None of the guaranteed obligations are subject to default or prepayment as a result of a downgrade of GMO’s credit ratings, although such a downgrade has in the past, and could in the future, increase interest charges under GMO’s 11.875% Senior Notes due 2012 and 7.95% Senior Notes due 2011, as well as GMO’s revolving line of credit.

At December 31, 2010, KCP&L had issued letters of credit totaling $24.4 million as credit support to certain counterparties.

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

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	2010	2009	2008
	(millions)
Operating revenues	$1,517.1	$1,318.2	$1,343.0
Fuel	(278.8)	(251.3)	(253.3)
Purchased power	(78.9)	(70.8)	(119.0)
Transmission of electricity by others	(15.0)	(12.3)	(11.1)
Gross margin (a)	1,144.4	983.8	959.6
Other operating expenses	(576.6)	(522.0)	(517.2)
Depreciation and amortization	(256.4)	(229.6)	(204.3)
Operating income	311.4	232.2	238.1
Non-operating income and expenses	19.1	28.5	19.2
Interest charges	(85.7)	(84.9)	(72.3)
Income tax expense	(81.6)	(46.9)	(59.8)
Net income	$163.2	$128.9	$125.2
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

		%		%
Gross Margin (a)	2010	Change	2009	Change	2008
Retail revenues	(millions)
Residential	$564.5	20	$472.2	2	$463.0
Commercial	604.3	11	542.7	4	521.1
Industrial	122.8	13	108.8	(1)	109.9
Other retail revenues	11.7	9	10.9	2	10.6
Provision for rate refund (excess
Missouri wholesale margin)	(3.7)	NA	-	NA	(2.9)
Kansas ECA (over) under recovery	8.7	NM	(0.7)	NM	1.6
Total retail	1,308.3	15	1,133.9	3	1,103.3
Wholesale revenues	188.9	14	166.2	(25)	221.5
Other revenues	19.9	10	18.1	(1)	18.2
Operating revenues	1,517.1	15	1,318.2	(2)	1,343.0
Fuel	(278.8)	11	(251.3)	(1)	(253.3)
Purchased power	(78.9)	11	(70.8)	(40)	(119.0)
Transmission of electricity by others	(15.0)	22	(12.3)	11	(11.1)
Gross margin	$1,144.4	16	$983.8	3	$959.6
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

		%		%
MWh Sales	2010	Change	2009	Change	2008
Retail MWh sales	(thousands)
Residential	5,719	10	5,203	(4)	5,413
Commercial	7,705	3	7,506	(3)	7,704
Industrial	1,956	4	1,884	(9)	2,061
Other retail MWh sales	87	-	88	9	80
Total retail	15,467	5	14,681	(4)	15,258
Wholesale MWh sales	6,051	12	5,381	7	5,030
Total MWh sales	21,518	7	20,062	(1)	20,288

KCP&L’s gross margin increased $160.6 million in 2010 compared to 2009 primarily due to the increase in retail revenues driven by new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, and favorable weather.

KCP&L’s retail MWhs sold in 2010 increased due to favorable weather, with a 2% increase in heating degree days and a 56% increase in cooling degree days.  Cooling degree days were 23% above normal based on a 30-year average.  Wholesale MWhs sold increased due to a 9% increase in generation resulting in more MWhs available for sale, partially offset by the higher retail load requirements.  The increase in generation was a result of Iatan No. 2 being placed in service during 2010 and Iatan No. 1 being off-line from January through mid-April 2009 to complete an environmental upgrade and unit overhaul, with the expenditures being capitalized and therefore not impacting operating and maintenance expenses.  As a result, KCP&L’s coal base load equivalent availability factor increased to 81% in 2010 compared to 79% in 2009.

KCP&L’s gross margin increased $24.2 million in 2009 compared to 2008 primarily due to new retail rates effective August 1, 2009, and September 1, 2009, for Kansas and Missouri, respectively, partially offset by a decline in weather-normalized customer usage driven by weakened economic conditions and unfavorable summer weather in 2009, with a 9% decrease in cooling degree days.  Cooling degrees days were 22% below normal based on a 30-year average.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $54.6 million in 2010 compared to 2009.  Plant operating and maintenance expenses increased $13.6 million in 2010 compared to 2009 primarily driven by planned plant outages, including the impact of outages in 2009 that included capitalizable improvements and therefore did not impact operating and maintenance expenses, partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  The accounting effects of the KCC rate order increased other operating expenses $5.4 million in 2010.  General taxes increased $10.6 million in 2010 compared to 2009 driven by increased gross receipts taxes on increased retail revenues and increased property taxes.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the KCC order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in KCP&L’s pending rate case.  Therefore, KCP&L’s Missouri jurisdictional portion of these costs was recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $13.0 million loss for KCP&L’s construction costs incurred through December 31, 2010.

KCP&L’s other operating expenses increased $4.8 million in 2009 compared to 2008 primarily due to increased employee-related costs and $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.  These increases were partially offset by increased use of internal labor on capital projects as a result of more efficient operations as well as spending reductions and realized synergies from the GMO acquisition.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $26.8 million in 2010 compared to 2009 primarily due to $14.4 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases.  The remaining increase was due to placing in service the Iatan No. 1 environmental equipment during 2009 and commencement of depreciation on Iatan No. 2 during 2010 (Kansas jurisdiction only), as well as normal depreciation activity for other capital additions.  KCP&L’s depreciation and amortization costs increased $25.3 million in 2009 compared to 2008 primarily due to $10.8 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases, placing the Iatan No. 1 environmental project in service during 2009 and normal depreciation activity for other capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $9.4 million in 2010 compared to 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.  KCP&L’s non-operating income and expenses increased $9.3 million in 2009 compared to 2008 primarily due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $0.8 million in 2010 compared to 2009 primarily due to interest for a full year on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service, mostly offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities.  KCP&L’s interest charges increased $12.6 million in 2009 compared to 2008 primarily due to interest on $400.0 million of Mortgage Bonds Series 2009A issued in March 2009 and interest for a full year on $350.0 million of unsecured Senior Notes issued in March 2008, partially offset by decreased commercial paper outstanding, decreased rates on commercial paper and an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

KCP&L Income Tax Expense
KCP&L’s income tax expense increased $34.7 million in 2010 compared to 2009 primarily due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in the first quarter of 2010.

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

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results.  During the ordinary course of business, under the direction and control of an internal risk management committee, Great Plains Energy’s and KCP&L’s hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation.  Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk.  Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.

Hedging Strategies
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

Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination.  At December 31, 2010, less than 1% of Great Plains Energy’s long-term debt was variable rate debt.  KCP&L had no variable rate long-term debt at December 31, 2010.  Interest rates impact the fair value of long-term debt.  A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt.  Great Plains Energy’s and KCP&L’s book values of long-term debt were below fair value by 8% and 9%, respectively, at December 31, 2010.

Great Plains Energy had $9.5 million of notes payable outstanding at December 31, 2010.  The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy’s notes payable interest expense.  Assuming that $9.5 million of notes payable was outstanding for all of 2011, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2011.

KCP&L had $263.5 million of commercial paper outstanding at December 31, 2010.  The principal amount of the commercial paper, which will vary during the year, drives KCP&L’s commercial paper interest expense.  Assuming that $263.5 million of commercial paper was outstanding for all of 2011, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2011.  Assuming that $263.5 million of commercial paper was outstanding for all of 2011, a hypothetical 100 basis point increase in commercial paper rates would result in a $2.6 million increase in interest expense for 2011.

Commodity Risk
Great Plains Energy and KCP&L engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.  Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume.  Customers’ electricity usage could also vary from year to year based on the weather or other factors.  Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and scheduled outages at facilities that use fossil fuels.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity.  KCP&L also enters into additional power purchase transactions with the objective of obtaining the most economical energy to meet its physical delivery obligations to customers.  KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand.  This net positive supply of capacity and energy is maintained through KCP&L’s generation assets and capacity and power purchase agreements to protect KCP&L from the potential operational failure of one of its power generating units.  KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases.  A hypothetical 10% increase in the market price of power could result in a $0.7 million decrease in operating income for 2011 related to purchased power.  In 2011, approximately 78% of KCP&L’s net MWhs generated are expected to be coal-fired.  KCP&L currently has 81% of its coal requirements for 2011 under contract.  A hypothetical 10% increase in the market price of coal could result in less than a $6.5 million increase in fuel expense for 2011.  KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices.  A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $0.1 million in fuel expense for 2011.  At December 31, 2010, KCP&L had hedged approximately 66%, 45% and 22% of its 2011, 2012 and 2013, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  KCP&L’s Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel costs create a regulatory lag.

In the GMO regulated electric operations in 2010, approximately 59% of the power sold was generated and the remaining 41% was purchased through long-term contracts or in the open market.  GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates.

Several measures have been taken to mitigate commodity price risk exposure in GMO’s electric utility operations.  One of these measures is contracting for a diverse supply of coal to meet 78% and 49% of its 2011 and 2012, respectively, native load fuel requirements of coal-fired generation.  The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using New York Mercantile Exchange (NYMEX) futures contracts and options.  A hypothetical 10% increase in natural gas  market prices could result in an increase of $1.1 million in fuel expense for 2011.  At December 31, 2010, GMO had financial contracts in place to hedge approximately 67%, 45% and 38% of expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2011, 2012 and 2013, respectively.  The mark-to-market value of these contracts at December 31, 2010, was a liability of $2.5 million.

Credit Risk – MPS Merchant
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at December 31, 2010, was $21.0 million.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant.  As of December 31, 2010, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets.  The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates.  A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $4.1 million reduction in the value of the decommissioning trust funds at December 31, 2010.  A hypothetical 10% decrease in equity prices would have resulted in an $8.5 million reduction in the fair value of the equity securities at December 31, 2010.  KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income

Year Ended December 31	2010	2009	2008
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,255.5	$1,965.0	$1,670.1
Operating Expenses
Fuel	430.7	405.5	311.4
Purchased power	213.8	183.7	208.9
Transmission of electricity by others	27.4	26.9	22.5
Utility operating and maintenance expenses	602.5	572.4	477.2
Depreciation and amortization	331.6	302.2	235.0
General taxes	155.1	139.8	128.1
Other	22.1	14.4	12.0
Total	1,783.2	1,644.9	1,395.1
Operating income	472.3	320.1	275.0
Non-operating income	43.9	49.5	31.9
Non-operating expenses	(19.5)	(6.9)	(10.8)
Interest charges	(184.8)	(180.9)	(111.3)
Income from continuing operations before income tax expense and
loss from equity investments	311.9	181.8	184.8
Income tax expense	(99.0)	(29.5)	(63.8)
Loss from equity investments, net of income taxes	(1.0)	(0.4)	(1.3)
Income from continuing operations	211.9	151.9	119.7
Income (loss) from discontinued operations, net of income taxes (Note 23)	-	(1.5)	35.0
Net income	211.9	150.4	154.7
Less: Net income attributable to noncontrolling interest	(0.2)	(0.3)	(0.2)
Net income attributable to Great Plains Energy	211.7	150.1	154.5
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$210.1	$148.5	$152.9

Average number of basic common shares outstanding	135.1	129.3	101.1
Average number of diluted common shares outstanding	136.9	129.8	101.2

Basic earnings (loss) per common share
Continuing operations	$1.55	$1.16	$1.16
Discontinued operations	-	(0.01)	0.35
Basic earnings per common share	$1.55	$1.15	$1.51

Diluted earnings (loss) per common share
Continuing operations	$1.53	$1.15	$1.16
Discontinued operations	-	(0.01)	0.35
Diluted earnings per common share	$1.53	$1.14	$1.51

Cash dividends per common share	$0.83	$0.83	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$10.8	$65.9
Funds on deposit	5.2	4.4
Receivables, net	241.7	230.5
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	85.1	85.0
Materials and supplies, at average cost	132.8	121.3
Deferred refueling outage costs	9.6	19.5
Refundable income taxes	2.1	13.5
Deferred income taxes	14.3	36.8
Assets held for sale (Note 4)	-	19.4
Derivative instruments	1.1	1.5
Prepaid expenses and other assets	13.9	14.7
Total	611.6	612.5
Utility Plant, at Original Cost
Electric	10,536.9	8,849.0
Less-accumulated depreciation	4,031.3	3,774.5
Net utility plant in service	6,505.6	5,074.5
Construction work in progress	307.5	1,508.4
Nuclear fuel, net of amortization of $131.1 and $106.0	79.2	68.2
Total	6,892.3	6,651.1
Investments and Other Assets
Affordable housing limited partnerships	0.3	13.2
Nuclear decommissioning trust fund	129.2	112.5
Regulatory assets	924.0	822.2
Goodwill	169.0	169.0
Derivative instruments	7.8	7.9
Other	84.0	94.4
Total	1,314.3	1,219.2
Total	$8,818.2	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$9.5	$252.0
Collateralized note payable	95.0	-
Commercial paper	263.5	186.6
Current maturities of long-term debt	485.7	1.3
Accounts payable	276.3	315.0
Accrued taxes	26.6	27.9
Accrued interest	75.4	72.5
Accrued compensation and benefits	46.8	45.1
Pension and post-retirement liability	4.1	4.6
Derivative instruments	20.8	0.3
Other	35.6	53.0
Total	1,339.3	958.3
Deferred Credits and Other Liabilities
Deferred income taxes	518.3	381.9
Deferred tax credits	133.4	140.5
Asset retirement obligations	143.3	132.6
Pension and post-retirement liability	427.5	440.4
Regulatory liabilities	258.2	237.8
Derivative instruments	-	0.5
Other	129.4	145.1
Total	1,610.1	1,478.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
136,113,954 and 135,636,538 shares issued, stated value	2,324.4	2,313.7
Retained earnings	626.5	529.2
Treasury stock-400,889 and 213,423 shares, at cost	(8.9)	(5.5)
Accumulated other comprehensive loss	(56.1)	(44.9)
Total	2,885.9	2,792.5
Noncontrolling interest	1.2	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 12)	2,942.7	3,213.0
Total	5,868.8	6,045.7
Commitments and Contingencies (Note 15)
Total	$8,818.2	$8,482.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

Year Ended December 31	2010	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$211.9	$150.4	$154.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	331.6	302.2	238.3
Amortization of:
Nuclear fuel	25.1	16.1	14.5
Other	(4.7)	(10.1)	(1.9)
Deferred income taxes, net	123.8	(3.6)	44.1
Investment tax credit amortization	(2.9)	(2.2)	(1.8)
Loss from equity investments, net of income taxes	1.0	0.4	1.3
Fair value impacts from interest rate hedging	-	-	9.2
Fair value impacts from energy contracts - Strategic Energy	-	-	(189.1)
Loss on sale of Strategic Energy	-	-	116.2
Other operating activities (Note 2)	(133.7)	(117.8)	52.4
Net cash from operating activities	552.1	335.4	437.9
Cash Flows from Investing Activities
Utility capital expenditures	(618.0)	(841.1)	(1,023.7)
Allowance for borrowed funds used during construction	(28.5)	(37.7)	(31.7)
Payment to Black Hills for asset sale working capital adjustment	-	(7.7)	-
Proceeds from sale of Strategic Energy, net of cash sold	-	-	218.8
GMO acquisition, net cash received	-	-	271.9
Purchases of nuclear decommissioning trust investments	(83.3)	(99.0)	(49.1)
Proceeds from nuclear decommissioning trust investments	79.6	95.3	45.4
Other investing activities	(7.5)	(7.4)	(10.7)
Net cash from investing activities	(657.7)	(897.6)	(579.1)
Cash Flows from Financing Activities
Issuance of common stock	6.2	219.9	15.3
Issuance of long-term debt	249.9	700.7	363.4
Issuance fees	(12.1)	(22.8)	(5.3)
Repayment of long-term debt	(1.3)	(70.7)	(169.9)
Net change in short-term borrowings	(165.6)	(145.6)	118.4
Net change in collateralized short-term borrowings	95.0	-	-
Dividends paid	(114.2)	(110.5)	(172.0)
Credit facility termination fees	-	-	(12.5)
Other financing activities	(7.4)	(4.0)	(2.2)
Net cash from financing activities	50.5	567.0	135.2
Net Change in Cash and Cash Equivalents	(55.1)	4.8	(6.0)
Cash and Cash Equivalents at Beginning of Year (includes $43.1 million
in assets of discontinued operations in 2008)	65.9	61.1	67.1
Cash and Cash Equivalents at End of Year	$10.8	$65.9	$61.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest

Year Ended December 31	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	135,636,538	$2,313.7	119,375,923	$2,118.4	86,325,136	$1,065.9
Issuance of common stock	347,279	6.6	15,883,948	220.1	32,962,723	1,042.0
Common stock issuance fees	-	-	-	(7.0)	-	-
Issuance of restricted common stock	130,137	2.3	376,667	5.4	88,064	2.3
Equity compensation expense, net of forfeitures		1.0		0.8		5.9
Unearned Compensation
Issuance of restricted common stock		(2.3)		(5.4)		(2.3)
Forfeiture of restricted common stock		0.8		1.1		-
Compensation expense recognized		2.2		3.8		5.6
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		-		(22.5)		-
Other		0.1		(1.0)		(1.0)
Ending balance	136,113,954	2,324.4	135,636,538	2,313.7	119,375,923	2,118.4
Retained Earnings
Beginning balance		529.2		489.3		506.9
Cumulative effect of a change in accounting principle		-		-		(0.1)
Net income attributable to Great Plains Energy		211.7		150.1		154.5
Dividends:
Common stock		(112.6)		(108.9)		(170.4)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.2)		(0.1)		-
Performance shares amendment		-		0.4		-
Ending balance		626.5		529.2		489.3
Treasury Stock
Beginning balance	(213,423)	(5.5)	(120,677)	(3.6)	(90,929)	(2.8)
Treasury shares acquired	(188,383)	(3.4)	(132,593)	(2.9)	(39,856)	(1.1)
Treasury shares reissued	917	-	39,847	1.0	10,108	0.3
Ending balance	(400,889)	(8.9)	(213,423)	(5.5)	(120,677)	(3.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(44.9)		(53.5)		(2.1)
Derivative hedging activity, net of tax		(10.6)		5.3		(47.5)
Change in unrecognized pension expense, net of tax		(0.6)		3.3		(3.9)
Ending balance		(56.1)		(44.9)		(53.5)
Total Great Plains Energy Common Shareholders' Equity		$2,885.9		$2,792.5		$2,550.6

Noncontrolling Interest
Beginning balance		$1.2		$1.0		$-
GMO acquisition July 14, 2008		-		-		0.8
Net income attributable to noncontrolling interest		0.2		0.3		0.2
Distribution		(0.2)		(0.1)		-
Ending balance		$1.2		$1.2		$1.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2010	2009	2008
	(millions)
Net income	$211.9	$150.4	$154.7
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(28.0)	(0.4)	27.0
Income tax benefit (expense)	10.8	0.1	(12.5)
Net gain (loss) on derivative hedging instruments	(17.2)	(0.3)	14.5
Reclassification to expenses, net of tax (Note 19)	6.6	5.6	(62.0)
Derivative hedging activity, net of tax	(10.6)	5.3	(47.5)
Defined benefit pension plans
Net gain (loss) arising during period	(1.3)	5.0	(6.7)
Less: amortization of net gain included in net
periodic benefit costs	0.3	0.4	0.3
Less: amortization of prior service costs included in net
periodic benefit costs	-	-	0.1
Income tax benefit (expense)	0.4	(2.1)	2.4
Net change in unrecognized pension expense	(0.6)	3.3	(3.9)
Comprehensive income	200.7	159.0	103.3
Less: comprehensive income attributable to noncontrolling interest	(0.2)	(0.3)	(0.2)
Comprehensive income attributable to Great Plains Energy	$200.5	$158.7	$103.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2010	2009	2008
Operating Revenues	(millions)
Electric revenues	$1,517.1	$1,318.2	$1,343.0
Operating Expenses
Fuel	278.8	251.3	253.3
Purchased power	78.9	70.8	119.0
Transmission of electricity by others	15.0	12.3	11.1
Operating and maintenance expenses	434.3	403.3	398.1
Depreciation and amortization	256.4	229.6	204.3
General taxes	129.3	118.7	118.9
Other	13.0	-	0.2
Total	1,205.7	1,086.0	1,104.9
Operating income	311.4	232.2	238.1
Non-operating income	24.7	33.2	25.9
Non-operating expenses	(5.6)	(4.7)	(6.7)
Interest charges	(85.7)	(84.9)	(72.3)
Income before income tax expense	244.8	175.8	185.0
Income tax expense	(81.6)	(46.9)	(59.8)
Net income	$163.2	$128.9	$125.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.6	$17.4
Funds on deposit	0.4	0.1
Receivables, net	169.4	161.7
Accounts receivable pledged as collateral	95.0	-
Fuel inventories, at average cost	44.9	45.6
Materials and supplies, at average cost	94.4	84.8
Deferred refueling outage costs	9.6	19.5
Refundable income taxes	9.0	-
Deferred income taxes	5.6	0.3
Derivative instruments	-	0.2
Prepaid expenses and other assets	10.0	11.0
Total	441.9	340.6
Utility Plant, at Original Cost
Electric	7,540.9	6,258.5
Less-accumulated depreciation	3,104.4	2,899.0
Net utility plant in service	4,436.5	3,359.5
Construction work in progress	227.6	1,144.1
Nuclear fuel, net of amortization of $131.1 and $106.0	79.2	68.2
Total	4,743.3	4,571.8
Investments and Other Assets
Nuclear decommissioning trust fund	129.2	112.5
Regulatory assets	679.6	612.1
Other	32.3	65.3
Total	841.1	789.9
Total	$6,026.3	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2010	2009
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$-
Commercial paper	263.5	186.6
Current maturities of long-term debt	150.3	0.2
Accounts payable	201.7	237.9
Accrued taxes	21.3	23.7
Accrued interest	26.2	26.7
Accrued compensation and benefits	46.8	45.1
Pension and post-retirement liability	2.6	3.2
Other	7.8	26.1
Total	815.2	549.5
Deferred Credits and Other Liabilities
Deferred income taxes	692.0	559.4
Deferred tax credits	129.4	135.7
Asset retirement obligations	129.7	119.8
Pension and post-retirement liability	407.3	421.2
Regulatory liabilities	141.3	126.9
Other	76.7	78.2
Total	1,576.4	1,441.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	478.3	410.1
Accumulated other comprehensive loss	(36.4)	(41.5)
Total	2,005.0	1,931.7
Long-term debt (Note 12)	1,629.7	1,779.9
Total	3,634.7	3,711.6
Commitments and Contingencies (Note 15)
Total	$6,026.3	$5,702.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2010	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$163.2	$128.9	$125.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	256.4	229.6	204.3
Amortization of:
Nuclear fuel	25.1	16.1	14.5
Other	24.2	19.0	11.1
Deferred income taxes, net	83.2	(38.2)	(7.5)
Investment tax credit amortization	(2.1)	(1.4)	(1.4)
Other operating activities (Note 2)	(127.8)	(66.1)	72.8
Net cash from operating activities	422.2	287.9	419.0
Cash Flows from Investing Activities
Utility capital expenditures	(463.1)	(626.5)	(810.5)
Allowance for borrowed funds used during construction	(22.4)	(31.1)	(23.6)
Purchases of nuclear decommissioning trust investments	(83.3)	(99.0)	(49.1)
Proceeds from nuclear decommissioning trust investments	79.6	95.3	45.4
Net money pool lending	(6.1)	(6.0)	-
Other investing activities	(13.4)	(0.6)	(8.5)
Net cash from investing activities	(508.7)	(667.9)	(846.3)
Cash Flows from Financing Activities
Issuance of long-term debt	-	413.2	363.4
Repayment of long-term debt	(0.2)	-	-
Net change in short-term borrowings	76.9	(193.6)	14.4
Net change in collateralized short-term borrowings	95.0	-	-
Net money pool borrowings	1.1	0.9	-
Dividends paid to Great Plains Energy	(95.0)	(72.0)	(144.0)
Equity contribution from Great Plains Energy	-	247.5	200.0
Issuance fees	(5.1)	(4.0)	(4.3)
Net cash from financing activities	72.7	392.0	429.5
Net Change in Cash and Cash Equivalents	(13.8)	12.0	2.2
Cash and Cash Equivalents at Beginning of Year	17.4	5.4	3.2
Cash and Cash Equivalents at End of Year	$3.6	$17.4	$5.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,563.1	1	$1,315.6	1	$1,115.6
Equity contribution from Great Plains Energy		-		247.5		200.0
Ending balance	1	1,563.1	1	1,563.1	1	1,315.6
Retained Earnings
Beginning balance		410.1		353.2		371.3
Net income		163.2		128.9		125.2
Transfer of HSS to KLT Inc.		-		-		0.7
Dividends:
Common stock held by Great Plains Energy		(95.0)		(72.0)		(144.0)
Ending balance		478.3		410.1		353.2
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(41.5)		(46.9)		(7.5)
Derivative hedging activity, net of tax		5.1		5.4		(39.4)
Ending balance		(36.4)		(41.5)		(46.9)
Total Common Shareholder's Equity		$2,005.0		$1,931.7		$1,621.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2010	2009	2008
	(millions)
Net income	$163.2	$128.9	$125.2
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.9)	0.2	(65.0)
Income tax benefit (expense)	0.3	(0.1)	25.4
Net gain (loss) on derivative hedging instruments	(0.6)	0.1	(39.6)
Reclassification to expenses, net of tax (Note 19)	5.7	5.3	0.2
Derivative hedging activity, net of tax	5.1	5.4	(39.4)
Comprehensive income	$168.3	$134.3	$85.8

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

Each of Great Plains Energy’s and KCP&L’s consolidated financial statements includes the accounts of their subsidiaries.  All intercompany transactions have been eliminated.

Great Plains Energy’s sole reportable business segment is electric utility.  See Note 22 for additional information.

Use of Estimates
The process of preparing financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

Rabbi trust –  GMO’s rabbi trusts related to its Supplemental Executive Retirement Plans (SERP) are recorded at fair value, which are based on quoted market prices of the investments held by the trusts and/or valuation models.  The rabbi trusts are included in Other – Investments and Other Assets on Great Plains Energy’s consolidated balance sheets.

Long-term debt – Fair value is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available. At December 31, 2010, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.4 billion and $3.7 billion, respectively.  At December 31, 2010, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.  At December 31, 2009, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.2 billion and $3.4 billion, respectively.  At December 31, 2009, the book value and fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.

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

Derivative Instruments
The Company records derivative instruments on the balance sheet at fair value in accordance with GAAP.  Great Plains Energy and KCP&L enter into derivative contracts to manage exposure to commodity price and interest rate fluctuations.  Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception.  Great Plains Energy and KCP&L may elect the NPNS exception, which requires the effects of the derivative to be recorded when the underlying contract settles.  Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value.  In addition, if a derivative instrument is designated as a cash flow hedge, Great Plains Energy and KCP&L document the method of determining hedge effectiveness and measuring ineffectiveness.  See Note 19 for additional information regarding derivative financial instruments and hedging activities.

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

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction.  AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges.  The rates used to compute gross AFUDC are compounded semi-annually and averaged 6.8% in 2010, 7.6% in 2009, and 7.1% in 2008 for KCP&L and for GMO averaged 4.6% in 2010, 5.4% in 2009 and 4.9% in 2008 subsequent to its acquisition on July 14, 2008.

Great Plains Energy’s and KCP&L’s balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2010	2009
Utility Plant, at original cost	(millions)
Production (20 - 60 years)	$6,369.4	$4,892.3
Transmission (15 - 70 years)	716.9	660.4
Distribution (8 - 66 years)	2,813.4	2,708.3
General (5 - 50 years)	637.2	588.0
Total (a)	$10,536.9	$8,849.0
(a)	Includes $103.0 million and $96.3 million at December 31,
2010 and 2009, respectively, of land and other assets that
are not depreciated.

KCP&L
December 31	2010	2009
Utility Plant, at original cost	(millions)
Production (20 - 60 years)	$4,886.2	$3,742.6
Transmission (15 - 70 years)	408.7	371.3
Distribution (8 - 55 years)	1,776.4	1,709.5
General (5 - 50 years)	469.6	435.1
Total (a)	$7,540.9	$6,258.5
(a)	Includes $59.9 million and $56.1 million at December 31,
2010 and 2009, respectively, of land and other assets that
are not depreciated.

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

Great Plains Energy’s depreciation expense was $243.6 million, $228.9 million, and $175.1 million for 2010, 2009, and 2008, respectively.  KCP&L’s depreciation expense was $170.9 million, $158.4 million, and $145.4 million for 2010, 2009 and 2008, respectively.  Great Plains Energy’s and KCP&L’s depreciation and amortization expense includes $72.6 million, $58.2 million, and $47.4 million for 2010, 2009 and 2008, respectively, of additional amortization to help maintain cash flow levels during KCP&L’s Comprehensive Energy Plan pursuant to orders of the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC).

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

As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability.  See Note 8 for discussion of AROs including those associated with nuclear plant decommissioning costs.

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

KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments.  These taxes from KCP&L’s Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy’s and KCP&L’s statements of income.  KCP&L’s gross receipts taxes collected from Missouri customers were $54.3 million, $46.8 million and $45.9 million in 2010, 2009 and 2008, respectively.  These taxes from KCP&L’s Kansas customers and GMO’s customers are recorded net in operating revenues on Great Plains Energy’s statements of income.

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

Goodwill and indefinite lived intangible assets are tested for impairment annually and when an event occurs indicating the possibility that an impairment exists.  The annual test must be performed at the same time each year.  If the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements.  To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill is compared with its carrying value.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2010	2009	2008
Income	(millions, except per share amounts)
Income from continuing operations	$211.9	$151.9	$119.7
Less: net income attributable to noncontrolling interest	0.2	0.3	0.2
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income from continuing operations available for common shareholders	$210.1	$150.0	$117.9
Common Shares Outstanding
Average number of common shares outstanding	135.1	129.3	101.1
Add: effect of dilutive securities	1.8	0.5	0.1
Diluted average number of common shares outstanding	136.9	129.8	101.2
Basic EPS from continuing operations	$1.55	$1.16	$1.16
Diluted EPS from continuing operations	$1.53	$1.15	$1.16

The computation of diluted EPS for 2010 excludes anti-dilutive shares consisting of 340,690 performance shares, 251,526 restricted stock shares and 196,137 stock options.

The computation of diluted EPS for 2009 excludes anti-dilutive shares consisting of 150,895 performance shares, 438,281 restricted stock shares and 231,670 stock options.

The computation of diluted EPS for 2008 excludes anti-dilutive shares consisting of 364,217 performance shares, 530,398 restricted stock shares and 455,469 stock options.

Dividends Declared
In February 2011, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable March 21, 2011, to shareholders of record as of February 28, 2011.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2011, to shareholders of record as of May 10, 2011.

In February 2011, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on March 17, 2011.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
	2010	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$(12.6)	$7.9	$61.9
Accounts receivable pledged as collateral	(95.0)	-	-
Fuel inventories	(0.1)	2.0	(16.7)
Materials and supplies	(11.5)	(22.0)	(3.7)
Accounts payable	12.8	(70.9)	56.2
Accrued taxes	6.7	42.2	73.2
Accrued interest	2.9	2.9	17.8
Deferred refueling outage costs	9.9	(7.1)	(5.9)
Accrued plant maintenance costs	1.7	2.9	2.1
Fuel adjustment clauses	2.7	7.8	(18.0)
Pension and post-retirement benefit obligations	(10.2)	18.4	3.1
Allowance for equity funds used during construction	(26.0)	(39.6)	(24.2)
Write down of affordable housing investments	11.2	-	-
Iatan Nos. 1 and 2 impact of disallowed construction costs	16.8	-	-
Deferred acquisition costs	-	-	(15.8)
Interest rate hedge settlements	(6.9)	(79.1)	(41.2)
Other	(36.1)	16.8	(36.4)
Total other operating activities	$(133.7)	$(117.8)	$52.4
Cash paid during the period:
Interest	$237.7	$211.9	$95.0
Income taxes	$0.9	$5.1	$27.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$44.9	$82.8	$104.7

KCP&L Other Operating Activities
	2010	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$(4.1)	$(7.6)	$50.9
Accounts receivable pledged as collateral	(95.0)	-	-
Fuel inventories	0.7	6.1	(16.0)
Materials and supplies	(9.6)	(16.5)	(4.3)
Accounts payable	0.8	(54.3)	57.3
Accrued taxes	(15.7)	51.8	81.3
Accrued interest	(0.5)	8.6	8.5
Deferred refueling outage costs	9.9	(7.1)	(5.9)
Pension and post-retirement benefit obligations	7.9	39.3	(5.1)
Allowance for equity funds used during construction	(21.9)	(30.6)	(22.5)
Kansas Energy Cost Adjustment	(8.8)	2.2	(1.6)
Iatan Nos. 1 and 2 impact of disallowed construction costs	13.0	-	-
Interest rate hedge settlements	-	(79.1)	(41.2)
Other	(4.5)	21.1	(28.6)
Total other operating activities	$(127.8)	$(66.1)	$72.8
Cash paid during the period:
Interest	$101.1	$77.2	$63.0
Income taxes	$18.2	$31.9	$23.5
Non-cash investing activities:
Liabilities assumed for capital expenditures	$37.4	$75.5	$90.8

Significant Non-Cash Items
On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash at December 31, 2010.

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  The total purchase price of the acquisition was approximately $1.7 billion.  The fair value of the 32.2 million shares of Great Plains Energy common stock issued was approximately $1.0 billion.  Great Plains Energy paid approximately $0.7 billion of cash consideration.

In May 2008, KCP&L’s Series 2008 Environmental Improvement Revenue Refunding (EIRR) bonds totaling $23.4 million maturing in 2038 were issued.  The proceeds were deposited with a trustee pending KCP&L’s submission of qualifying expenses for reimbursement.  At December 31, 2008, KCP&L had received $13.4 million in cash proceeds and had a $10.0 million short-term receivable for the proceeds that were deposited with the trustee.  In 2009, KCP&L received the remaining $10.0 million in cash.

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

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	December 31
	2010	2009
Great Plains Energy	(millions)
Customer accounts receivable - billed	$62.0	$47.3
Customer accounts receivable - unbilled	82.3	77.9
Allowance for doubtful accounts	(2.7)	(2.8)
Other receivables	100.1	108.1
Total	$241.7	$230.5
KCP&L
Customer accounts receivable - billed	$6.5	$-
Customer accounts receivable - unbilled	50.1	44.6
Allowance for doubtful accounts	(1.5)	(1.7)
Intercompany receivables	43.2	42.4
Other receivables	71.1	76.4
Total	$169.4	$161.7

Great Plains Energy’s and KCP&L’s other receivables at December 31, 2010 and 2009, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the sale of the undivided percentage ownership interest in accounts receivable by Receivables Company no longer meeting the criteria for derecognition and now being accounted for as a secured borrowing.  As a result, $95.0 million of accounts receivables pledged as collateral are recognized with a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets at December 31, 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% to 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  In February 2011, the agreement was amended to extend the expiration date of the agreement from May 2011 to October 2011.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,341.0)	$1,341.0	$-
Gain (loss) on sale of accounts receivable (a)	(17.0)	16.8	(0.2)
Servicing fees	3.2	(3.2)	-
Fees to outside investor	-	(1.2)	(1.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,337.4)	1,337.4	-
Cash paid to KCP&L for receivables purchased	1,320.7	(1,320.7)	-
Servicing fees	3.2	(3.2)	-
Interest on intercompany note	0.5	(0.5)	-

		Receivables	Consolidated
2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,172.4)	$1,172.4	$-
Gain (loss) on sale of accounts receivable (a)	(14.8)	14.6	(0.2)
Servicing fees	2.0	(2.0)	-
Fees to outside investor	-	(1.2)	(1.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,167.6)	1,167.6	-
Cash paid to KCP&L for receivables purchased	1,153.0	(1,153.0)	-
Servicing fees	2.0	(2.0)	-
Interest on intercompany note	0.4	(0.4)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	ASSETS HELD FOR SALE

As of December 31, 2009, Great Plains Energy had several real estate properties available for immediate sale in their present condition and management was actively marketing these properties.  The carrying amounts for these assets were presented at fair value less estimated selling cost and were included in assets held for sale on Great Plains Energy’s consolidated balance sheets as of December 31, 2009.  In March 2010, one of the properties with a book value of $0.6 million was sold resulting in an insignificant loss on the sale.  In October 2010, one of the properties included in the electric utility segment with a book value of $11.1 million was sold resulting in an insignificant gain on the sale.  As of December 31, 2010, management determined that the sale of the remaining properties was no longer considered probable.  Accordingly, the $7.7 million of properties were reclassified from assets held for sale to other-investments and other assets on the consolidated balance sheet as of December 31, 2010.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  An NRC board denied the DOE’s motion to withdraw its application in June 2010, and the DOE appealed that decision to the full NRC in early July 2010.  The NRC has not yet decided that appeal.  The question of the DOE’s legal authority to withdraw its license application also is pending in multiple lawsuits filed with a federal appellate court.  Oral argument to the court is set for late March 2011.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 16 for a related legal proceeding.

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

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.  The most recent study was submitted to the MPSC and KCC in August 2008 and is the basis for the current cost of decommissioning estimates in the table below.  KCC issued its order in August 2009 approving the 2008 decommissioning cost study, and approved funding levels in its order issued in November 2010.  The MPSC does not explicitly approve or disapprove of the decommissioning cost study and issued its order approving the funding levels in May 2009.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2008 dollars)	$ 594	$ 279
Future cost of decommissioning (in 2045-2053 dollars) (a)	2,575	1,210

Annual escalation factor	3.73%
Annual return on trust assets (b)	6.83%
(a)	Total future cost over an eight year decommissioning period.
(b)	The 6.83% rate of return is through 2025. The rate then systematically decreases through 2053 to 1.87%
based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

Nuclear Decommissioning Trust Fund
In 2010 and 2009, KCP&L contributed approximately $3.7 million  to a tax-qualified trust fund to be used to decommission Wolf Creek.  Amounts funded are charged to other operating expense and recovered in customers’ rates.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s decommissioning trust fund.

December 31	2010	2009
Decommissioning Trust	(millions)
Beginning balance January 1	$112.5	$96.9
Contributions	3.7	3.7
Earned income, net of fees	2.0	2.8
Net realized gains/(losses)	6.7	(5.5)
Net unrealized gains	4.3	14.6
Ending balance	$129.2	$112.5

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

	December 31
	2010				2009
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$ 73.4	$ 13.1	$ (1.0)	$ 85.5	$ 36.3	$ 8.9	$ (0.7)	$ 44.5
Debt securities	38.1	2.6	(0.1)	40.6	35.3	2.1	-	37.4
Other	3.1	-	-	3.1	30.6	-	-	30.6
Total	$ 114.6	$ 15.7	$ (1.1)	$ 129.2	$ 102.2	$ 11.0	$ (0.7)	$ 112.5

The weighted average maturity of debt securities held by the trust at December 31, 2010, was approximately 7.6 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	2010	2009	2008
	(millions)
Realized Gains	$7.3	$2.8	$2.7
Realized Losses	(0.6)	(8.3)	(10.9)

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

Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $12.6 billion.  This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $12.2 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program.  Under the SFP program, the Owners can be assessed up to $117.5 million ($55.2 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $17.5 million ($8.2 million, KCP&L’s 47% share) per incident per year.  This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes.  In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.  The estimated maximum amount of retrospective assessments under the current policies could total approximately $26.2 million ($12.3 million, KCP&L’s 47% share) per policy year.

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L’s Comprehensive Energy Plan included construction of Iatan No. 2, wind generation, environmental upgrades at certain coal-fired generating stations, infrastructure investments, and energy efficiency, affordability and demand response programs.  With the construction of Iatan No. 2 completed in 2010, the remaining component of KCP&L’s Comprehensive Energy Plan is to obtain state regulatory approval to include the cost of Iatan No. 2 in rate base and begin recovering the investment in rates.

In August 2010, Iatan No. 2 successfully completed in-service testing, which was confirmed by KCC in October 2010, but is still subject to confirmation by the MPSC, which is expected during the current Missouri rate cases.

In the fourth quarter of 2010, Great Plains Energy and KCP&L completed a final cost estimate for Iatan No. 2.  The final cost estimate and previous cost estimate ranges are shown in the following table.  The cost estimate ranges do not include AFUDC or the cost of common facilities that were identified at the time of the start-up of the Iatan No. 1 environmental project that will be used by both Iatan No. 1 and Iatan No. 2.

	Final Cost			Previous Estimate
	Estimate Range			Range			Change
(millions)
Great Plains Energy's 73% share of Iatan No. 2	$ 1,203	-	$ 1,218	$ 1,222	-	$ 1,251	$ (19)	-	$ (33)
KCP&L's 55% share of Iatan No. 2	905	-	917	919	-	941	(14)	-	(24)

Kansas Regulatory Proceedings
In December 2009, KCP&L filed a request with KCC to increase retail electric annual revenues by $55.2 million.  The request was subsequently adjusted by KCP&L during the rate case proceedings to $50.9 million as the net result of updates to the case.  The request included costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service.

In November 2010, KCC issued its order, effective December 1, 2010, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses.  The $22.0 million annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  Also in February 2011, KCP&L and another party to the case filed petitions for judicial review with the Court of Appeals of the State of Kansas, which are stayed until conclusion of the reconsideration proceedings.  The rates authorized by KCC will be effective unless and until modified by KCC or stayed by a court.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the KCC order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in KCP&L’s and GMO’s pending rate cases.  Therefore, KCP&L’s Missouri jurisdictional portion and GMO’s portion of these costs were recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share for construction costs incurred through December 31, 2010.

Missouri Regulatory Proceedings
The following table summarizes pending requests for retail rate increases with the MPSC.

		Annual
		Revenue		Return on		Rate-Making
Rate Jurisdiction	File Date	Increase		Equity		Equity Ratio
		(millions)
KCP&L - Missouri (a)	6/4/2010	$92.1	(b)	11.00%	(b)	46.16%	(b)
GMO - Missouri Public Service division (a)	6/4/2010	75.8	(c)	11.00%	(c)	46.16%	(c)
GMO - St. Joseph Light & Power division (a)	6/4/2010	22.1	(d)	11.00%	(d)	46.16%	(d)

(a)				The request includes costs related to Iatan No. 2, a new coal-fired generation unit, upgrades to the transmission and distribution system to improve reliability and overall increased costs of service. For KCP&L, it also includes increased coal transportation costs due to the expiration in 2010 of the majority of KCP&L's current coal transportation contracts. Any authorized changes to retail rates are expected to be effective in May 2011 for
KCP&L and June 2011 for GMO.
(b)				The requested increase was adjusted by KCP&L in a February 22, 2011, filing with the MPSC to $55.8 million mainly due to lower fuel and purchased power costs, as there is no fuel recovery mechanism, and increased deferred income taxes from bonus depreciation. The lower fuel and purchased power costs were driven by more favorable coal transportation costs and lower actual 2010 fuel and purchased power costs than the amounts included in the June 4, 2010, initial request. The requested return on equity was adjusted by KCP&L to 10.75%
and the rate-making equity ratio was adjusted to 46.286%.
(c)				The requested increase was adjusted by GMO in a February 22, 2011, filing with the MPSC to $65.2 million as the net result of updates to the case. The requested return on equity was adjusted by GMO to 10.75% and the rate-making equity ratio was adjusted to 46.286%.
(d)				The requested increase was adjusted by GMO in a February 22, 2011, filing with the MPSC to $23.2 million as the net result of updates to the case. The requested return on equity was adjusted by GMO to 10.75% and the rate-making equity ratio was adjusted to 46.286%.

In September 2010, GMO received an order from the MPSC approving construction accounting for the Iatan No. 2 project from the Iatan No. 2 in-service date to the effective date of new rates in the current rate case.  The effect of the order is to defer GMO’s share of Iatan No. 2 operating costs, depreciation expense and carrying costs (interest) offset by Iatan No. 2’s system energy value to a regulatory asset rather than impacting the income statement until new rates are effective.  KCP&L (Missouri jurisdiction only) was granted construction accounting as part of the Comprehensive Energy Plan.

In November 2010, the MPSC staff filed its construction audit and prudence review regarding construction expenditures through June 30, 2010, for Iatan No. 2 and the Iatan No. 1 environmental project.  The MPSC staff recommended disallowances of approximately $130 million and $70 million of the total costs incurred through June 30, 2010, for Iatan No. 2 and the Iatan No. 1 environmental project, respectively, representing all audited expenditures above the associated December 2006 control budget estimates of approximately $1.685 billion and $377 million.

The MPSC staff also filed testimony in KCP&L’s and GMO’s rate cases in November 2010.  The MPSC staff’s testimony recommended a return on equity range of 8.5% to 9.5% and revenue increase/(decrease) ranges of approximately $(0.2) million to $14 million for KCP&L, approximately $0.9 million to $10.1 million for GMO’s Missouri Public Service division, and approximately $28.8 million to $32.6 million for GMO’s St. Joseph Light & Power division.  On February 22, 2011, the MPSC Staff filed updated testimony recommending the same return on equity range of 8.5% to 9.5% and revenue increase ranges of approximately $2.2 million to $17.0 million for KCP&L, approximately $29,000 to $9.2 million for GMO's Missouri Public Service division, and approximately $14.9 million to $18.4 million for GMO's St. Joseph Light & Power division.  The revenue recommendations reflect the MPSC staff’s proposed construction cost disallowances of all audited expenditures as of October 31, 2010, above the control budget estimates, among other differences from KCP&L’s and GMO’s requests.

Hearings were held beginning in late January 2011 for KCP&L and ran through mid-February 2011 for GMO.  The MPSC Staff will file reconciliations of the differences between its February 22, 2011, recommendations and KCP&L's and GMO's February 22, 2011, recommendations with hearings scheduled for March 3 - 4, 2011.  New rates are expected to go into effect in May 2011 for KCP&L and June 2011 for GMO.

SPP and NERC Audits
In November 2009, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC) conducted scheduled audits of KCP&L and GMO regarding compliance with NERC reliability and critical infrastructure protection standards.  KCP&L and GMO received the final audit report alleging violation of certain standards and management anticipates paying a penalty that will have an immaterial impact to cash flows and results of operations.  The SPP also conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  NERC is also investigating the circumstances surrounding this transmission system outage.  The outcome of the outage inquiry cannot be predicted at this time.

Energy Efficiency
Great Plains Energy and KCP&L have implemented various energy efficiency programs.  KCP&L also agreed in the Collaboration Agreement to pursue initiatives, including energy efficiency, designed to offset CO2 emissions.  The Companies currently recover energy efficiency program expenses on a deferred basis with no recovery mechanism for associated lost revenues.  An MPSC rulemaking proceeding in Missouri to address recovery of and earnings on investments in energy efficiency programs is near completion with final rules expected to be effective in the second quarter of 2011.  Great Plains Energy and KCP&L will evaluate alternatives for future energy efficiency programs under these new rules.

MPSC Regulatory Approval of the GMO Acquisition
Appeals of the MPSC order approving the GMO acquisition were filed with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  That decision was appealed and the Missouri Court of Appeals, Western District, upheld the MPSC order in August 2010.  The case was transferred to the Missouri Supreme Court in December 2010.

GMO Missouri 2007 Rate Case Appeal
Appeals of the May 2007 MPSC order approving an approximate $59 million increase in annual revenues were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  The Circuit Court’s decision was affirmed by the Court of Appeals in August 2009.  The case was transferred to the Missouri Supreme Court in August 2010.  In December 2010, the Missouri Supreme Court re-transferred the case to the Court of Appeals, Western District, which re-adopted its opinion and re-affirmed the MPSC order on January 4, 2011.  The Company does not currently expect any further action with respect to this matter.

Regulatory Assets and Liabilities
Great Plains Energy and KCP&L have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded if the Companies were not regulated.  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent future reductions in revenues or refunds to customers.

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in KCP&L’s and GMO’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Companies; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  The Companies’ continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules.  In the event that the criteria no longer applied to any or all of the Companies’ operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets.

Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
December 31, 2010	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$117.2		$25.3		$142.5
Loss on reacquired debt	5.0	(a)	0.7	(a)	5.7
Cost of removal	8.5		-		8.5
Asset retirement obligations	27.5		12.8		40.3
Pension settlements	9.0	(b)	-		9.0
Pension and post-retirement costs	377.1	(c)	106.7	(c)	483.8
Deferred customer programs	44.7	(d)	15.6		60.3
Rate case expenses	12.3	(e)	3.3	(e)	15.6
Skill set realignment costs	4.8	(f)	-		4.8
Fuel adjustment clauses	8.4	(e)	37.1	(e)	45.5
Acquisition transition costs	29.3	(g)	22.5	(g)	51.8
St. Joseph Light & Power acquisition	-		2.6	(h)	2.6
Storm damage	-		3.2	(i)	3.2
Derivative instruments	-		3.1	(j)	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	15.1	(k)	4.3	(l)	19.4
Iatan No. 2 construction accounting costs	17.2	(l)	6.5	(l)	23.7
Other	3.5	(m)	0.7	(m)	4.2
Total	$679.6		$244.4		$924.0
Regulatory Liabilities
Emission allowances	$85.9		$0.5		$86.4
Asset retirement obligations	44.9		-		44.9
Pension	-		37.1		37.1
Cost of removal	-		62.8	(n)	62.8
Other	10.5		16.5		27.0
Total	$141.3		$116.9		$258.2

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$5.0 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$13.2 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$2.8 million not included in rate base and amortized through 2017.

(g)
Not included in rate base.  The MPSC order provided for the deferral of transition costs to be amortized over a five-year period to the extent that synergy savings exceed transition cost amortization.  The Company settled its first post-transaction rate cases and the settlement agreements did not address transition costs.  The Company will continue to defer transition costs until amortization is ordered by the MPSC.  KCC order approved the deferral of up to $10.0 million of transition costs to be amortized over a five-year period beginning with rates effective in December 2010.

(h)	Not included in rate base and amortized through 2015.
(i)	Not included in rate base and amortized through 2012.
(j)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(k)	$11.6 million not included in rate base and under consideration in the pending Missouri rate case.
(l)	Not included in rate base and under consideration in the pending Missouri rate cases.
(m)	Certain insignificant items are not included in rate base and amortized over various periods.
(n)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2009	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$77.6	$22.9	$100.5
Loss on reacquired debt	5.3	0.3	5.6
Cost of removal	7.9	-	7.9
Asset retirement obligations	23.8	11.9	35.7
Pension settlements	13.5	-	13.5
Pension and post-retirement costs	395.0	84.5	479.5
Deferred customer programs	35.6	7.1	42.7
Rate case expenses	7.4	1.5	8.9
Skill set realignment costs	6.1	-	6.1
Fuel adjustment clauses	0.7	47.5	48.2
Acquisition transition costs	29.3	22.2	51.5
St. Joseph Light & Power acquisition	-	3.1	3.1
Storm damage	-	4.8	4.8
Derivative instruments	-	2.1	2.1
Iatan No. 1 and Common facilities depreciation and carrying costs	4.6	1.4	6.0
Other	5.3	0.8	6.1
Total	$612.1	$210.1	$822.2
Regulatory Liabilities
Emission allowances	$86.2	$0.8	$87.0
Asset retirement obligations	33.4	-	33.4
Pension	-	34.0	34.0
Cost of removal	-	62.5	62.5
Other	7.3	13.6	20.9
Total	$126.9	$110.9	$237.8

7.	GOODWILL AND INTANGIBLE ASSETS

Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists.  The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2010.  The goodwill impairment test is a two step process.  The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.  The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit.  Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

Great Plains Energy’s and KCP&L’s intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
KCP&L	(millions)
Computer software	$168.2	$(118.0)	$147.0	$(106.3)
Transmission line	5.8	-	-	-

Great Plains Energy
Computer software	$201.1	$(137.3)	$170.8	$(117.8)
Transmission line and upgrades	27.9	(4.4)	22.1	(3.7)
Organization start-up costs	0.1	-	0.1	-

Great Plains Energy’s and KCP&L’s amortization expense related to intangible assets is detailed in the following table.

	2010	2009
	(millions)
Great Plains Energy	$13.1	$10.9
KCP&L	12.2	10.4

The following table provides the estimated amortization expense related to Great Plains Energy’s and KCP&L’s intangible assets for 2011 through 2015 for the intangible assets included in the consolidated balance sheets at December 31, 2010.

	2011	2012	2013	2014	2015
	(millions)
Great Plains Energy	$12.7	$10.8	$8.4	$5.0	$2.9
KCP&L	11.9	10.0	7.6	4.3	2.3

8.	ASSET RETIREMENT OBLIGATIONS

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

KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement and for removal of storage tanks, an ash pond and landfill.  GMO has AROs related to asbestos abatement, an ash pond and landfill and removal of storage tanks and communication towers.

Management has identified an additional asbestos ARO.  Certain wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s AROs.

	Great Plains Energy		KCP&L
	2010	2009	2010	2009
	(millions)
Beginning balance	$132.6	$124.3	$119.8	$111.9
Additions	2.0	1.2	2.0	0.6
Revision in timing and/or estimates	-	(1.0)	-	-
Accretion	8.7	8.1	7.9	7.3
Ending balance	$143.3	$132.6	$129.7	$119.8

9.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

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

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$836.3	$772.5	$148.9	$135.4
Service cost	30.3	29.1	3.8	4.1
Interest cost	49.3	47.3	8.8	8.3
Contribution by participants	-	-	5.6	5.3
Amendments	0.5	5.7	-	3.4
Actuarial (gain) loss	55.1	33.1	(12.5)	3.9
Benefits paid	(60.1)	(49.3)	(11.0)	(11.5)
Settlements	-	(2.1)	-	-
PBO at end of plan year	$911.4	$836.3	$143.6	$148.9
Change in plan assets
Fair value of plan assets at beginning of year	$488.2	$418.7	$52.0	$38.9
Actual return on plan assets	62.7	75.1	0.5	0.7
Contributions by employer and participants	64.5	42.1	23.9	22.0
Benefits paid	(57.8)	(47.7)	(10.6)	(9.6)
Fair value of plan assets at end of plan year	$557.6	$488.2	$65.8	$52.0
Funded status at end of year	$(353.8)	$(348.1)	$(77.8)	$(96.9)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(3.1)	$(3.7)	$(1.0)	$(0.9)
Noncurrent pension liability and other post-retirement liability	(350.7)	(344.4)	(76.8)	(96.0)
Net amount recognized before regulatory treatment	(353.8)	(348.1)	(77.8)	(96.9)
Accumulated OCI or regulatory asset/liability	403.2	386.2	54.8	74.0
Net amount recognized at December 31	$49.4	$38.1	$(23.0)	$(22.9)
Amounts in accumulated OCI or regulatory asset/liability
not yet recognized as a component of net periodic cost:
Actuarial loss	$219.5	$227.8	$8.5	$19.3
Prior service cost	15.3	19.4	44.1	51.3
Transition obligation	-	0.1	3.0	4.3
Other	168.4	138.9	(0.8)	(0.9)
Net amount recognized at December 31	$403.2	$386.2	$54.8	$74.0

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$30.3	$29.1	$20.8	$3.8	$4.1	$1.7
Interest cost	49.3	47.3	37.6	8.8	8.3	5.7
Expected return on plan assets	(36.6)	(32.4)	(38.6)	(2.1)	(1.6)	(1.0)
Prior service cost	4.6	4.2	4.2	7.2	6.9	2.7
Recognized net actuarial (gain) loss	37.4	36.3	32.3	(0.1)	(0.4)	0.6
Transition obligation	0.1	0.1	0.1	1.3	1.3	1.2
Settlement charges	-	0.1	-	-	-	-
Net periodic benefit costs before
regulatory adjustment	85.1	84.7	56.4	18.9	18.6	10.9
Regulatory adjustment	(32.3)	(28.4)	(3.5)	-	(0.3)	-
Net periodic benefit costs	52.8	56.3	52.9	18.9	18.3	10.9
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets/liabilities (a)
Current year net (gain) loss	29.1	(9.2)	227.1	(10.9)	(0.2)	6.0
Amortization of gain (loss)	(37.4)	(36.3)	(39.9)	0.1	0.4	(0.7)
Prior service cost	0.5	5.7	-	-	24.8	18.7
Amortization of prior service cost	(4.6)	(4.2)	(5.2)	(7.2)	(6.9)	(3.4)
Transition obligation	-	-	-	-	1.2	-
Amortization of transition obligation	(0.1)	(0.1)	-	(1.3)	(1.3)	(1.4)
Other regulatory activity	29.5	10.1	52.8	0.1	(3.1)	2.1
Total recognized in OCI or regulatory asset/liability	17.0	(34.0)	234.8	(19.2)	14.9	21.3
Total recognized in net periodic benefit costs
and OCI or regulatory asset/liability	$69.8	$22.3	$287.7	$(0.3)	$33.2	$32.2
(a) 2008 includes the effect of the remeasurement adjustment

For financial reporting purposes, the estimated prior service cost, net loss and transition costs for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2011 are $4.5 million, $38.5 million and $0.1 million, respectively.  For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis.  For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years.  The estimated prior service cost, net gain and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2011 are $7.2 million, $(1.0) million and $1.3 million, respectively.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $808.8 million and $741.4 million at December 31, 2010 and 2009, respectively.  The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2010	2009
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$911.4	$836.3
Accumulated benefit obligation	808.8	741.4
Fair value of plan assets	557.6	488.2
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$-	$-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-

The GMO SERP is reflected as an unfunded ABO of $21.1 million.  The Company has segregated approximately $21.5 million of assets for this plan as of December 31, 2010, and expects to fund future benefit payments from these assets.

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

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2010	2009	2010	2009
Discount rate	5.54%	5.92%	5.50%	5.87%
Rate of compensation increase	4.08%	4.26%	4.06%	4.25%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2010	2009	2010	2009
Discount rate	5.92%	6.11%	5.87%	6.10%
Expected long-term return on plan assets	8.00%	8.00%	4.25% *	4.00% *
Rate of compensation increase	4.26%	4.27%	4.25%	4.25%
* after tax

For pension benefits, the Company's 2011 projected weighted average long-term rate of return on plan assets is 7.3%, a 0.7% decrease from 2010.  The reduction in the rate of return is expected to increase 2011 GAAP pension expense approximately $4 million.

The Company expects to contribute $104.6 million to the pension plans in 2011 to meet Employee Retirement Income Security Act of 1974 (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L.  The Company’s funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions.  The Company also expects to contribute $15.8 million to other post-retirement benefit plans in 2011, the majority of which is expected to be paid by KCP&L.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2020.

	Pension	Other
	Benefits	Benefits
	(millions)
2011	$71.4	$8.4
2012	66.9	8.3
2013	66.2	8.4
2014	65.3	8.6
2015	67.9	8.6
2016-2020	370.0	47.7

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk.  The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 28% U.S. large cap and small cap equity securities, 22% international equity securities, 37% fixed income securities, 7% real estate and 6% commodities.  Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. treasury notes and money market funds.

The fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$158.5	$90.5	$68.0	$-
International (b)	122.4	39.4	83.0	-
Limited partnerships	0.1	-	-	0.1
Real estate (c)	30.3	-	-	30.3
Commodities (d)	37.0	-	37.0	-
Fixed income securities
Fixed income funds (e)	148.7	23.0	125.7	-
U.S. Treasury notes	1.8	1.8	-	-
U.S. Agency, state and local obligations	14.8	-	14.8	-
U.S. corporate bonds (f)	24.2	-	24.2	-
Foreign corporate bonds	1.5	-	1.5	-
Hedge funds (g)	8.4	-	-	8.4
Total	$547.7	$154.7	$354.2	$38.8
Cash equivalents - money market funds	9.9
Total Pension Plans	$557.6

			Fair Value Measurements Using
Description		December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Pension Plans
	Equity securities
	U.S. (a)	$188.8	$102.9	$85.9	$-
	International (b)	75.2	18.4	56.8	-
	Limited partnerships	0.1	-	-	0.1
	Real estate (c)	26.8	-	-	26.8
	Commodities (d)	17.6	-	17.6	-
	Fixed income securities
	Fixed income funds (e)	117.9	3.0	114.9	-
	U.S. Treasury notes	1.3	1.3	-	-
	U.S. Agency, state and local obligations	18.7	-	18.7	-
	U.S. corporate bonds (f)	25.5	0.9	24.6	-
	Foreign corporate bonds	1.2	-	1.2	-
	Hedge fund	2.4	-	-	2.4
	Total	$475.5	$126.5	$319.7	$29.3
	Cash equivalents - money market funds	12.7
	Total Pension Plans	$488.2

(a)	At December 31, 2010 and 2009, this category is comprised of $90.5 million and $102.9 million, respectively, of traded
	mutual funds valued at daily listed prices and $68.0 million and $85.9 million, respectively, of institutional common/collective
	trust funds valued at daily Net Asset Values (NAV) per share.
(b)	At December 31, 2010 and 2009, this category is comprised of $39.4 million and $18.4 million, respectively, of traded mutual
	funds valued at daily listed prices and $83.0 million and $56.8 million, respectively, of institutional common/collective trust
	funds valued at daily NAV per share.
(c)	This category is comprised of institutional common/collective trust funds and a limited partnership valued at NAV on a
	quarterly basis.
(d)	This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e)	At December 31, 2010 and 2009, this category is comprised of $23.0 million and $3.0 million, respectively, of traded mutual
	funds valued at daily listed prices and $125.7 million and $114.9 million, respectively, of institutional common/collective trust
	funds valued at daily NAV per share.
(f)	At December 31, 2010 and 2009, this category is comprised of $13.9 million and $13.0 million, respectively, of corporate
	bonds, $8.0 million and $9.3 million, respectively, of collateralized mortgage obligations and $2.3 million and $3.2 million,
	respectively, of other asset-backed securities.
(g)	This category is comprised of closely-held limited partnerships valued at NAV on a quarterly basis.

The following tables reconcile the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Real	Hedge	Limited
Description	Estate	Fund	Partnerships	Total
	(millions)
Balance January 1, 2010	$26.8	$2.4	$0.1	$29.3
Actual return on plan assets
Relating to assets still held	2.5	(0.2)	-	2.3
Relating to assets sold	-	(0.7)	-	(0.7)
Purchase, issuances, and settlements	1.0	6.9	-	7.9
Transfers in and/or out of Level 3	-	-	-	-
Balance December 31, 2010	$30.3	$8.4	$0.1	$38.8

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Real	Hedge	Limited
Description	Estate	Fund	Partnerships	Total
	(millions)
Balance January 1, 2009	$36.9	$6.6	$0.5	$44.0
Actual return on plan assets
Relating to assets still held	(10.2)	0.1	0.2	(9.9)
Relating to assets sold	0.1	(1.3)	-	(1.2)
Purchase, issuances, and settlements	-	(3.0)	(0.6)	(3.6)
Transfers in and/or out of Level 3	-	-	-	-
Balance December 31, 2009	$26.8	$2.4	$0.1	$29.3

Other post-retirement plan assets are also managed in accordance with “prudent investor” guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the funds, which is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.  Other post-retirement plan assets are invested entirely in fixed income securities which may include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.

The fair values of the Company’s other post-retirement plan assets at December 31, 2010 and 2009, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Fixed income
U.S. Treasury	$12.1	$12.1	$-	$-
U.S. Agency	21.7	-	21.7	-
State and local obligations	0.5	-	0.5	-
Corporate bonds (a)	11.4	-	11.4	-
Foreign corporate bonds	1.0	-	1.0	-
Mutual funds	0.1	0.1	-	-
Total	$46.8	$12.2	$34.6	$-
Cash and cash equivalents - money market funds	19.0
Total Other Post-Retirement Benefit Plans	$65.8

(a) This category is comprised of $9.2 million of corporate bonds, $0.9 million of collateralized mortgage obligations and $1.3 million of other asset-backed securities.

		Fair Value Measurements Using
Description	December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Fixed income
U.S. Treasury	$0.8	$0.8	$-	$-
U.S. Agency	0.6	-	0.6	-
Corporate bonds	1.0	-	1.0	-
Mutual funds	0.1	0.1	-	-
Total	$2.5	$0.9	$1.6	$-
Cash and cash equivalents - money market funds	49.5
Total Other Post-Retirement Benefit Plans	$52.0

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The cost trend assumed for 2010 and 2011 was 8.0%, with the rate declining through 2018 to the ultimate cost trend rate of 5%.  The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2010, are detailed in the following table.  The results reflect the increase in the Medicare Part D employer subsidy which is assumed to increase with the medical trend and employer caps on post-65 plans.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.2	$(0.3)
Effect on post-retirement benefit obligation	2.2	(2.1)

Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees.  Great Plains Energy matches employee contributions, subject to limits.  The annual cost of the plans was approximately $8.9 million, $8.8 million and $6.9 million in 2010, 2009 and 2008, respectively.  KCP&L’s annual cost of the plans was approximately $6.5 million, $6.5 million and $5.8 million in 2010, 2009, and 2008, respectively.

10.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 5.0 million.  Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws.  Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, and does not expect to repurchase common shares during 2011 to satisfy performance share payments, stock option exercises and director deferred share unit conversion.  Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2010	2009	2008
Great Plains Energy	(millions)
Compensation expense	$4.3	$6.3	$9.0
Income tax benefits	1.0	1.6	2.7
KCP&L
Compensation expense	3.0	4.3	5.5
Income tax benefits	0.5	0.8	2.0

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of Great Plains Energy’s Board of Directors.  The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy’s performance over stated performance periods and Great Plains Energy’s stock price following the end of the performance period as compared to the stock price on the grant date.  Compensation expense for performance shares issued subsequent to the amendment discussed below is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered.  Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted in 2010, inputs for expected volatility, dividend yield and risk-free rates were 31%, 4.65%, and 1.2%, respectively.

Performance share activity for 2010 is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over stated performance periods and Great Plains Energy’s stock price following the end of the performance period as compared to the stock price on the grant date.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	294,641	$ 13.62
Performance adjustment	(21,674)
Granted	231,598	23.37
Earned	(8,433)	10.87
Forfeited	(64,348)	20.54
Ending balance	431,784	18.01
* weighted-average

At December 31, 2010, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted was $23.37, $15.04 and $26.22 in 2010, 2009 and 2008, respectively.  At December 31, 2010, there was $2.5 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid in 2010 was insignificant.  There were no performance shares earned and paid during 2009.  The fair value of common stock issued related to performance shares earned and paid during 2008 was $1.6 million.

Amendment to Performance Shares
In May 2009, the independent members of the Board approved amendments to certain outstanding performance share agreements (Original Agreements) for the 2007-2009 and 2008-2010 performance periods.  The Original Agreements, as amended, are referred to as the Amended Agreements.  Due to changes in economic and financial market conditions since the Original Agreements were entered into, the Compensation and Development Committee (Committee) and Board determined that the Original Agreements no longer provided meaningful incentives.

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

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date.  Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions.  Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized over the stated vesting period.  Restricted stock activity for 2010 is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	612,587	$ 20.24
Granted and issued	130,137	17.80
Vested	(291,787)	25.00
Forfeited	(44,280)	17.99
Ending balance	406,657	16.23
* weighted-average

At December 31, 2010, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $17.80, $14.36, and $26.09 during 2010, 2009 and 2008, respectively.  At December 31, 2010, there was $2.8 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $7.3 million, $5.4 million, and $2.2 million in 2010, 2009 and 2008, respectively.

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

GMO Acquisition
GMO stock options outstanding on the July 14, 2008, acquisition date of GMO, were converted to Great Plains Energy stock options upon acquisition.

Stock option activity under all plans for 2010 is summarized in the following table.  All stock options are fully vested at December 31, 2010.

		Exercise
Stock Options	Shares	Price*
Beginning balance	244,610	$ 36.73
Exercised	(917)	9.21
Forfeited or expired	(44,912)	55.97
Outstanding and exercisable at December 31, 2010	198,781	32.51
* weighted-average

The weighted-average grant-date fair value of options exercised for 2010 and 2009 was $9.21 and $11.53, respectively.  The aggregate intrinsic value and cash received for options exercised in 2010 and 2009 was insignificant.  At December 31, 2010, there were no in the money outstanding and exercisable options.  The following table summarizes all outstanding and exercisable stock options as of December 31, 2010.

Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$23.91 - $27.73	189,852	1.0	$ 24.44
$181.11	3,998	0.1	181.11
$221.82 - $251.86	4,931	0.3	222.48
Total	198,781	0.9	32.51

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board.  Director Deferred Share Units have a value equal to the market value of Great Plains Energy’s common stock on the grant date with accruing dividends.  Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date.  The total fair value of shares of Director Deferred Share Units issued was insignificant for 2010 and 2009.  Director Deferred Share Units activity for 2010 is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	21,443	$ 22.36
Issued	17,620	17.21
Ending balance	39,063	20.04
* weighted-average

11.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in August 2013.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2010, Great Plains Energy was in compliance with this covenant.  At December 31, 2010, Great Plains Energy had $9.5 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.  At December 31, 2009, Great Plains Energy had $20.0 million of outstanding cash borrowings with a weighted-average interest rate of 0.68% and had issued letters of credit totaling $25.4 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in August 2013.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2010, KCP&L was in compliance with this covenant.  At December 31, 2010, KCP&L had $263.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2009, KCP&L had $186.6 million of commercial paper outstanding, at a weighted-average interest rate of 0.58%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $450 Million Revolving Credit Facility
GMO’s $450 million revolving credit facility with a group of banks expires in August 2013.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2010, GMO was in compliance with this covenant.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2009, GMO had $232.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.50%, and had issued letters of credit totaling $13.2 million under the credit facility.

12.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2010	2009
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.125% EIRR Series 2007A-1	2035	63.3	63.3
2.625% EIRR Series 2007A-2	2035	10.0	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.90% Series 2008	2038	23.4	23.4
Other	2011-2018	3.3	3.5
Current maturities		(150.3)	(0.2)
Unamortized discount		(2.0)	(2.1)
Total KCP&L		1,629.7	1,779.9

Other Great Plains Energy
GMO First Mortgage Bonds
9.44% Series	2011-2021	12.4	13.5
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.298%*** Wamego Series 1996	2026	7.3	7.3
0.650%*** State Environmental 1993	2028	5.0	5.0
GMO Senior Notes
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		49.9	84.5
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate**)	2013	250.0	-
Great Plains Energy 6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2042	287.5	287.5
Current maturities		(335.4)	(1.1)
Unamortized discount		(0.5)	(0.4)
Total Great Plains Energy excluding current maturities		$2,942.7	$3,213.0
* Weighted-average interest rates at December 31, 2010
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	2010	2009	2008
	(millions)
KCP&L	$2.8	$2.0	$1.6
Other Great Plains Energy	3.6	2.4	1.0
Total Great Plains Energy	$6.4	$4.4	$2.6

KCP&L General Mortgage Bonds and EIRR Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture).  The Indenture creates a mortgage lien on substantially all of KCP&L’s utility plant.  Mortgage bonds totaling $755.3 million were outstanding at December 31, 2010 and 2009.

In March 2010, KCP&L remarketed its 5.00% EIRR Series 2007A-2 general mortgage bonds maturing in 2035 totaling $10.0 million to a new fixed rate of 2.625% from April 1, 2010, through March 31, 2011.

KCP&L Municipal Bond Insurance Policies
KCP&L’s EIRR Bonds Series 2007A-1, 2007A-2 and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The policy also restricts the amount of secured debt KCP&L may issue.  Because KCP&L issued debt secured by liens not permitted by the agreement or resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization, KCP&L was required to issue and deliver collateral to FGIC, in the form of first mortgage bonds, equal in principal amount to the principal amount of the EIRR Bonds Series 2007A-1, 2007A-2 and 2007B then outstanding.  In 2009, KCP&L issued $146.5 million of Mortgage Bonds Series 2007 EIRR Insurer due 2035 to FGIC.  The bonds are not incremental debt for KCP&L but collateralize FGIC’s claim on KCP&L if FGIC was required to meet its obligation under the insurance agreement.

KCP&L’s secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora).  The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies.  The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00.  At December 31, 2010, KCP&L was in compliance with this covenant.  KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively.  The insurance agreement covering the unsecured EIRR Bond Series 2005 also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L’s obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization.  The bonds are not incremental debt for KCP&L but collateralize Syncora’s claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement.  In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.  The Indenture creates a mortgage lien on substantially all of GMO’s St. Joseph Light & Power division utility plant.  Mortgage bonds totaling $12.4 million and $13.5 million, respectively, were outstanding at December 31, 2010 and 2009.

GMO Senior Notes
The fair value adjustment for GMO represents the $133.3 million purchase accounting adjustment to record GMO’s debt related to the 11.875% series and 7.75% series Senior Notes that are not fully reflected in electric retail rates as of the July 14, 2008, acquisition date, at estimated fair value, with the offset recorded to goodwill.  The fair value adjustment is being amortized as a reduction to interest expense over the remaining life of the individual debt issues.  Amortization for 2010, 2009 and 2008 was $34.6 million, $33.0 million and $15.8 million, respectively.  Amortization for 2011 and 2012 is estimated at $33.8 million and $16.1 million, respectively.

Great Plains Energy 2.75% Senior Notes
In August 2010, Great Plains Energy issued $250.0 million of 2.75% unsecured Senior Notes, maturing in 2013.  As a result of amortizing the loss recognized in Other Comprehensive Income (OCI) on Great Plains Energy’s Forward Starting Swaps (FSS), the effective interest rate is 3.67%.

Great Plains Energy 10.00% Equity Units Subordinated Notes
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consist of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company’s common stock by June 15, 2012 (the settlement date).  Each purchase contract obligates the holder of the purchase contract to purchase, and Great Plains Energy to sell, no later than June 15, 2012, for $50 in cash, newly issued shares of the Company’s common stock equal to the settlement rate.  The purchase contracts may be settled earlier at the option of the holder subject to certain conditions, including but not limited to, the occurrence of a fundamental change (as defined in the agreement) at least 20 business days prior to June 15, 2012.  The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date.  The applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding June 15, 2012.  The settlement rate will be applied to the 5,750,000 Equity Units at the settlement date to issue a number of common shares determined as described in the following table.

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

Great Plains Energy makes quarterly contract adjustment payments at the rate of 2.00% per year of the stated amount of $50 per Equity Unit and interest payments at the rate of 10.00% per year on the subordinated notes.  Great Plains Energy must attempt to remarket the subordinated notes, in whole but not in part, between December 15, 2011, and June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June

15, 2014 and earlier than June 15, 2042.  The proceeds from a successful remarketing will be used to satisfy the holders’ obligation under the purchase contract.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in satisfaction of the holders’ obligation under the purchase contracts and Great Plains Energy will issue to the holders newly issued shares of the Company’s common stock equal to the settlement rate.

The May 2009 present value of the contract adjustment payments of $15.1 million was recorded as a liability in other current liabilities and other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet.  The liability is being relieved as Great Plains Energy makes quarterly contract adjustment payments.

Scheduled Maturities
Great Plains Energy’s and KCP&L’s long-term debt maturities for the next five years are detailed in the following table.

	2011	2012	2013	2014	2015
	(millions)
Great Plains Energy	$485.7	$513.9	$263.1	$1.5	$15.5
KCP&L	150.3	12.7	0.4	0.4	14.4

At December 31, 2010, Great Plains Energy’s long-term debt maturities in 2011 and 2012 were $485.7 million and $513.9 million, respectively.  In February 2011, repayment of GMO’s $137.3 million of 7.95% Senior Notes that matured in February 2011 reduced the 2011 long-term debt maturities to $348.4 million.  Great Plains Energy is evaluating alternatives to refinance the remaining long-term debt, including issuing new long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

13.	COMMON SHAREHOLDERS’ EQUITY

Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that was filed and became effective in May 2009.

In August 2008, Great Plains Energy entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Under the terms of the agreement, Great Plains Energy may offer and sell up to 8.0 million shares of its common stock from time to time through BNYMCM, as agent, for a period of no more than three years.  Great Plains Energy will pay BNYMCM a commission equal to 1% of the sales price of all shares sold under the agreement.  No shares were sold during 2010.  During 2009, 3.8 million shares were sold for $49.5 million in net proceeds.  During 2008, 0.2 million shares were sold for $3.5 million in net proceeds.

Great Plains Energy has 5.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan.  The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.  Great Plains Energy can issue new shares or purchase shares on the open market for the plan.  At December 31, 2010, 0.8 million shares remained available for future issuances.

Great Plains Energy has 12.3 million shares of common stock registered with the SEC for a defined contribution savings plan.  Shares issued under the plans may be either newly issued shares or shares purchased in the open market.  At December 31, 2010, 1.9 million shares remained available for future issuances.

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

As of December 31, 2010, all of Great Plains Energy’s and KCP&L’s retained earnings and net income were free of restrictions.  As a result of the above restrictions, Great Plains Energy’s subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2010.  The restrictions are not expected to affect the Companies’ ability to pay dividends at the current level in the foreseeable future.

14.	PREFERRED STOCK

At December 31, 2010, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation.  All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding.  Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value.  If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices.  If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.

15.	COMMITMENTS AND CONTINGENCIES

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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR) and with the best available retrofit technology (BART) rule is approximately $1 billion.  As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues final rules consistent with the court’s order or until the court takes further action.  In July 2010, the EPA proposed the Transport Rule to replace CAIR.  However, due to uncertainties regarding the proposal (discussed below), it is not possible to predict what the final rules may be, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimate provided.

The potential capital costs of the Collaboration Agreement provisions (discussed below) relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall capital cost estimate of approximately $1 billion (discussed above).  However, the estimated capital costs do not reflect potential costs relating to requirements enacted in the future, including potential requirements regarding climate change and control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  The estimate does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to the implementation of KCP&L’s Comprehensive Energy Plan and the Companies’ ongoing compliance with current or future environmental laws.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement and the Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies’ environmental reputation.

Clean Air Interstate Rule (CAIR) and Transport Rule
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions is accomplished through statewide caps for NOx and SO2.  More restrictive caps are scheduled to become effective January 1, 2015.  Great Plains Energy’s and KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.

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

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At December 31, 2010, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 135,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  At December 31, 2010, GMO had accumulated unused SO2 emission allowances sufficient to support just over 13,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, and are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, and control may be achieved through a combination of pollution control equipment and the use or purchase of emission allowances as needed.

In July 2010, the EPA proposed the Transport Rule to replace the current CAIR.  The Transport Rule, like CAIR, will require the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the Transport Rule is broader than CAIR, and includes Kansas in addition to Missouri and other states.  The Transport Rule would also impose more stringent emissions limitations than CAIR and, unlike CAIR, would not utilize Acid Rain Program allowances for compliance.  The EPA is proposing a preferred approach and is taking comment on two alternatives.  In the EPA’s preferred approach, the EPA would set an emissions budget for each of the affected states and the District of Columbia.  The preferred approach would allow limited interstate emissions allowance trading among power plants; however, it would not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  In the first alternative, the EPA is proposing to set an emissions budget for each state and allow emissions allowance trading only among power plants within a state.  In the second alternative, the EPA is proposing to set an emissions budget for each state, specify the allowable emission limit for each power plant and allow some averaging.  Compliance with the Transport Rule would begin in 2012.  There would be additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014 pursuant to the preferred approach.  There is no such additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.

In January 2011, the EPA supplemented the record supporting the proposed Transport Rule.  The EPA made available additional information relevant to the rulemaking, including, among other things, unit-level allowances for existing units calculated using two alternative methodologies and data supporting those calculations.

The proposed Transport Rule is complex and, as noted, contains alternative approaches.  Great Plains Energy and KCP&L are unable to predict when the Transport Rule (or other rule replacing CAIR) might be adopted, or the actual requirements of such rule.  Preliminary analysis of the Transport Rule has raised various questions regarding the emission allowances allocation to, and the allowable emission rates for, the Companies’ power plants pursuant to the preferred approach and alternatives, which the Companies addressed during the rule’s comment period.  Regardless of the resolution of those questions, the Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations starting in 2012 pursuant to the preferred approach.  Any shortfall in allocated allowances would need to be addressed through permissible allowance trading, installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market, or a combination of these and other alternatives.  While Great Plains Energy and KCP&L cannot reasonably predict at this time the impacts of the final Transport Rule, if it were finalized as currently proposed, the Companies expect that any required capital expenditures would not exceed the $1 billion estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective CAIR and BART rule disclosed above.  Any final rule could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Both Missouri and Kansas have submitted BART plans to the EPA but neither Missouri nor Kansas has received EPA approval for their BART plans.

Mercury and Other Hazardous Air Pollutant Emissions
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

Industrial Boiler Rule
In April 2010, the EPA issued a proposed rule that would set MACT standards for hazardous air pollutants from industrial boilers.  The proposed rule would establish emission limits for KCP&L’s and GMO’s new and existing units that produce steam other than for the generation of electricity.  This proposed rule does not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.  The EPA finalized the rule in late February 2011.  The financial and operational impacts to Great Plains Energy and KCP&L, which could be material, are being evaluated but cannot be determined at this time.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In January 2010, Westar entered into a settlement agreement, which was approved by the court in March 2010.  The settlement agreement requires, among other things, the installation of a selective catalytic reduction (SCR) system at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Westar has preliminarily estimated the cost of this SCR at approximately $240 million.  This amount could materially change depending on final engineering and design.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s results of operations, financial position and cash flows.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012 with 100MW to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  In 2010, KCP&L completed a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it already owned and also secured 52MW of renewable energy credits.  KCP&L issued requests for proposals to add up to 100MW of wind generation in 2012 and is evaluating the proposals.  KCP&L is evaluating alternatives to meet the remaining wind generation capacity requirement, including the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.

KCP&L agreed in the Collaboration Agreement to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L has issued requests for proposals for environmental equipment required to comply with BART at the LaCygne Station and is evaluating the responses.  In February 2011, KCP&L filed a request with KCC for predetermination of the ratemaking treatment that will apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the LaCygne Station.  The request for predetermination includes an estimated total project cost of $1.23 billion.  KCP&L’s 50% share of the estimated cost is $615 million.

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

Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and, as discussed below, will be subject to certain greenhouse gas permitting requirements starting in 2011.  Management believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 28 million tons and 21 million tons per year for Great Plains Energy and KCP&L, respectively.

Laws have recently been passed in Missouri and Kansas, the states in which the Companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also likely.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  The U.S. Supreme Court has agreed to hear an appeal of one of those suits.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  The timing and effects of any such legislation cannot be determined at this time.  In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.

In May 2010, the EPA issued a final rule addressing greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs.  This final rule sets thresholds for greenhouse gas emissions that define when permits under the Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs are required for new and existing industrial facilities.  The EPA phased in the Clean Air Act permitting requirements for greenhouse gas emissions in two initial steps.  In step 1, which started January 2, 2011, only sources currently subject to the PSD permitting program (i.e., those that are newly-constructed or modified in a way that significantly increases emissions of a pollutant other than greenhouse gas) are subject to Title V or PSD permitting requirements, respectively, for their greenhouse gas emissions.  For these projects, only projects with new or increases of greenhouse gas emissions of 75,000 tons per year or more of total greenhouse gases, on a CO2 equivalent basis, need to determine the best available control technology for their greenhouse gas emissions.  In addition, sources subject to the Title V Operating Permit Program need to address greenhouse gas emissions as those permits are applied for or renewed.  In step 2, starting July 1, 2011, Title V and PSD permitting requirements will cover, for the first time, new construction projects that emit greenhouse gas emissions of at least 100,000 tons per year even if they do not exceed the permitting thresholds for any other pollutant.  In addition, modifications at such existing facilities that increase greenhouse gas emissions by at least 75,000 tons per year will be subject to permitting requirements, even if they do not significantly increase emissions of any other pollutant.  Great Plains Energy’s and KCP&L’s generating facilities that trigger these thresholds for new installations, modifications or Title V operating permits will be subject to this rule.

In December 2010, the EPA announced it entered into a proposed settlement agreement to issue a rule that will address greenhouse gas emissions from EGUs.  The rule would establish new source performance standards for new and modified EGUs and emission guidelines for existing EGUs.  Under the settlement agreement, the EPA would commit to issuing proposed regulations by July 2011, and final regulations by May 2012.

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

KCP&L and GMO project that their current renewable resources (including accumulated renewable energy credits) will be sufficient for compliance with the Missouri requirements, exclusive of the solar requirement, through 2017 and 2015, respectively.  KCP&L and GMO project that the purchase of solar renewable energy credits will be sufficient for compliance with the Missouri requirements through 2011.  The Companies have issued requests for proposals for compliance with the solar requirement beyond 2011 and are evaluating the proposals.  KCP&L and GMO continue to evaluate options for compliance beyond these years.

KCP&L also projects that its current renewable resources (including accumulated renewable energy credits) combined with the 48MW wind project and 52MW of renewable energy credits discussed above will be sufficient for compliance with the 2011 Kansas requirements.  KCP&L issued requests for proposals to add up to 100MW of wind generation in 2012 and is evaluating the proposals.

Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

Greenhouse gas legislation or regulation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including the potential costs and impacts of achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed, regulations are issued or, with respect to those regulations that have been issued, additional guidance is provided.  Management will continue to monitor the progress of relevant legislation and regulations.

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

In January 2010, the EPA proposed to reconsider and further strengthen the 2008 NAAQS for ground-level ozone.  The EPA proposed to strengthen the primary eight-hour ozone standard to a level within the range of 0.060-0.070 ppm.  The EPA also proposed to establish a distinct cumulative, seasonal secondary standard, designed to protect sensitive vegetation and ecosystems, to within the range of 7-15 ppm-hours.  In December 2010, the EPA filed a motion requesting court approval for additional time, until July 2011, to finalize the rule.

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

Section 316(b) of the Clean Water Act is designed to protect aquatic life from being killed or injured by cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In December 2010, in a court approved settlement, the EPA agreed to propose a new rule in March 2011 and to finalize it in July 2012.  At this time, management is unable to predict how the EPA will respond or how that response will impact Great Plains Energy’s and KCP&L’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.

Additionally, in September 2009, the EPA announced plans to revise the existing standards for water discharges from coal-fired power plants.  In November 2010, the EPA filed a motion requesting court approval of a consent agreement in which the EPA agreed to propose a rule in July 2012 and to finalize it in January 2014.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first proposal, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second proposal, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies principally use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L in connection with achieving compliance with the proposed requirements.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

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

At December 31, 2010 and 2009, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At December 31, 2010 and 2009, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at December 31, 2010, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.3 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

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

Contractual Commitments
Great Plains Energy’s and KCP&L’s expenses related to lease commitments are detailed in the following table.

	2010	2009	2008
	(millions)
Great Plains Energy	$17.2	$23.4	$20.7
KCP&L	$13.2	$19.3	$18.1

Great Plains Energy’s and KCP&L’s contractual commitments at December 31, 2010, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2011	2012	2013	2014	2015	After 2015	Total
Lease commitments	(millions)
Operating lease	$17.9	$16.8	$15.0	$14.3	$13.5	$129.4	$206.9
Capital lease	0.4	0.4	0.4	0.4	0.4	5.5	7.5
Purchase commitments
Fuel	348.7	282.7	287.7	164.8	108.8	125.3	1,318.0
Purchased capacity	20.3	13.4	12.4	4.5	4.2	2.4	57.2
Non-regulated natural gas
transportation	4.6	2.9	2.9	2.9	2.9	3.4	19.6
Other	163.4	17.6	6.8	8.1	2.7	55.1	253.7
Total contractual commitments	$555.3	$333.8	$325.2	$195.0	$132.5	$321.1	$1,862.9

KCP&L
	2011	2012	2013	2014	2015	After 2015	Total
Lease commitments	(millions)
Operating lease	$14.1	$13.1	$12.7	$12.5	$12.1	$129.4	$193.9
Capital lease	0.2	0.2	0.2	0.2	0.2	3.2	4.2
Purchase commitments
Fuel	296.8	241.5	249.1	144.4	104.9	125.3	1,162.0
Purchased capacity	5.5	4.7	3.7	2.9	3.0	1.2	21.0
Other	127.5	15.0	6.0	7.3	1.9	40.8	198.5
Total contractual commitments	$444.1	$274.5	$271.7	$167.3	$122.1	$299.9	$1,579.6

Great Plains Energy has expected sublease income of $2.0 million for the years 2011-2013.  Lease commitments end in 2032.  Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($13.7 million total) of the amounts included in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $6.9 million for 2011, $3.8 million for 2012, and $1.6 million for 2013.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

16.	LEGAL PROCEEDINGS

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers appealed this decision on March 11, 2009, to the Court of Appeals for the Eighth Circuit.  In September 2010, the Court of Appeals affirmed the District Court’s decision.  The Company does not currently expect any further action with respect to this matter.

KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010, and a decision was issued in November 2010, granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision of the U.S. Court of Federal Claims to the U.S. Court of Appeals for the Federal Circuit.

KCP&L Advanced Coal Credit Arbitration
In July 2009, KCP&L was served a notice to arbitrate by The Empire District Electric Company (Empire), Kansas Electric Cooperative, Inc. (KEPCO) and Missouri Joint Municipal Electric Utility Commission (MJMEUC), the non-Company joint owners of Iatan No. 2.  These joint owners asserted that they were entitled to receive proportionate shares (or the monetary equivalent) of approximately $125 million of qualifying advance coal project credits for Iatan No. 2.  As independent entities, the joint owners are taxed separately and the non-Company joint owners do not dispute that they did not, in fact, apply for the credits themselves.  Notwithstanding this, they contended that they should receive proportional shares of the credit.  On December 30, 2009, an arbitration panel issued its order denying the KEPCO and MJMEUC claims but ordering KCP&L and Empire to jointly seek a reallocation of the tax credit from the IRS giving Empire its representative percentage of the total tax credit, worth approximately $17.7 million.  The order further specified that if the IRS denies the parties’ reallocation request or if Empire is allocated less than its proportionate share of the tax credits, KCP&L will be responsible for paying Empire the full value of its representative percentage of the tax credits (less the amount of tax credits, if any, Empire ultimately receives) in cash.  In September 2010, the IRS issued an amended memorandum of understanding to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, meeting the requirements of the arbitration order issued on December 30, 2009.  KCP&L subsequently dismissed its March 31, 2010, appeal of the arbitration order.  In 2010, KCP&L reversed a $17.7 million liability previously recorded in other current liabilities for this matter.

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Written discovery and depositions are underway.  This matter is set for trial in October 2011.  Management cannot predict the outcome of this matter.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in July 2001, FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, in December 2001, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

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

In October 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  In February 2009, the MPSC appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.  In December 2009, the Missouri Court of Appeals affirmed the dismissal and the MPSC filed a request for rehearing or, in the alternative, transfer to the Missouri Supreme Court.  The Missouri Supreme Court accepted the transfer in April 2010, but in September 2010, transferred the case back to the Court of Appeals, which then reaffirmed its earlier opinion.  The Company does not currently expect any further action with respect to this matter.

17.	GUARANTEES

In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees and letters of credit.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.

At December 31, 2010, Great Plains Energy has provided $1,030.4 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $65.4 million, of which $45.4 million expire in 2011 and $20.0 million expire in 2012,

•	Great Plains Energy letters of credit to GMO counterparties totaling $15.8 million , which expire in 2011, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $949.2 million, which includes debt with maturity dates ranging from 2011-2023.

Great Plains Energy has also guaranteed GMO’s $450 million revolving line of credit dated August 9, 2010, with a group of banks, expiring August 9, 2013.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under this facility.

18.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $100.9 million for 2010, $102.7 million for 2009 and $41.0 million for 2008, subsequent to the July 14, 2008, acquisition of GMO.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	December 31
	2010	2009
	(millions)
Receivable from GMO	$ 29.6	$26.4
Payable to Great Plains Energy Services Incorporated	-	(0.2)
Receivable from Great Plains Energy	13.3	15.1
Receivable from MPS Merchant	0.3	0.9

19.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2010, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, includes provisions related to the swaps and over-the-counter derivative markets.  The Companies currently expect that their commodity and interest rate hedges will be exempt from mandatory clearing and exchange trading requirements.  Capital and margin requirements for these hedges are expected to be determined over the next year as regulatory agencies implement rules.  While the Companies currently do not anticipate this law and the associated regulatory rules to have a material impact on their financial condition, the ultimate impact cannot be reasonably determined until the final rules are issued.

Interest Rate Risk Management
In August 2010, Great Plains Energy issued $250.0 million of long-term debt and settled two FSS simultaneously with the issuance of the long-term fixed rate debt.  Great Plains Energy had entered into the two FSS with notional amounts of $125.0 million to hedge against interest rate fluctuations on a portion of the August 2010 debt issuance.  The two FSS were treated as cash flow hedges with no ineffectiveness recorded in 2010 or 2009.  A pre-tax loss of $6.9 million was recorded to OCI and is being reclassified to interest expense over the life of the three-year debt.  At December 31, 2010, $0.9 million of the loss has been reclassified from OCI to interest expense.

In December 2009 and January 2010, Great Plains Energy entered into five FSS with total notional amounts of $350.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in 2011.  The five FSS remove a portion of the interest rate variability on $350.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The five FSS are treated as cash flow hedges with no ineffectiveness in 2010 or 2009.  At December 31, 2010, a $20.8 million loss was recorded in OCI for the five FSS.  The FSS will settle simultaneously with the issuance of the underlying long-term debt expected to be issued.  Any gain or loss on the settlement will be recorded to OCI and reclassified to interest expense over the life of the debt.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2010, KCP&L has hedged 66%, 45% and 22%, respectively, of the 2011, 2012 and 2013 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges in 2010, 2009 or 2008.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At December 31, 2010, GMO had financial contracts in place to hedge approximately 67%, 45% and 38% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2011, 2012 and 2013, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivatives) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of physical trading energy contracts as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.

The notional and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	December 31
	2010		2009
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$4.0	$-	$3.2	$-
Non-hedging derivatives	59.5	(2.5)	29.8	(0.9)
Forward contracts
Non-hedging derivatives	202.8	8.9	234.4	9.1
Option contracts
Cash flow hedges	-	-	2.3	0.2
Non-hedging derivatives	0.2	-	-	-
Anticipated debt issuance
Forward starting swaps	350.0	(20.8)	362.5	(0.7)
KCP&L
Futures contracts
Cash flow hedges	4.0	-	3.2	-
Option contracts
Cash flow hedges	-	-	2.3	0.2

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

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.1	$ 0.1
Interest rate contracts	Derivative instruments	-	20.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.4	3.0
Total Derivatives		$ 9.5	$ 23.9

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2
Interest rate contracts	Derivative instruments	-	0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.9	1.7
Total Derivatives		$ 10.3	$ 2.6

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2010	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$ 0.1	$ 0.1

December 31, 2009
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$ 0.4	$ 0.2

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
2010	(millions)		(millions)
Interest rate contracts	$ (27.1)	Interest charges	$ (10.1)
Commodity contracts	(0.9)	Fuel	(0.5)
Income tax benefit (expense)	10.8	Income tax benefit (expense)	4.0
Total	$ (17.2)	Total	$ (6.6)

2009
Interest rate contracts	$ 0.4	Interest charges	$ (8.0)
Commodity contracts	(0.8)	Fuel	(1.1)
Income tax benefit (expense)	0.1	Income tax benefit (expense)	3.5
Total	$ (0.3)	Total	$ (5.6)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
2010	(millions)		(millions)
Interest rate contracts	$ -	Interest charges	$ (8.8)
Commodity contracts	(0.9)	Fuel	(0.5)
Income tax benefit (expense)	0.3	Income tax benefit (expense)	3.6
Total	$ (0.6)	Total	$ (5.7)

2009
Interest rate contracts	$ 1.0	Interest charges	$ (7.5)
Commodity contracts	(0.8)	Fuel	(1.1)
Income tax benefit (expense)	(0.1)	Income tax benefit (expense)	3.3
Total	$ 0.1	Total	$ (5.3)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
	(millions)		(millions)
2010
Commodity contracts	$ (8.2)	Fuel	$ (7.2)
Total	$ (8.2)	Total	$ (7.2)

2009
Commodity contracts	$ (12.8)	Fuel	$ (20.5)
Total	$ (12.8)	Total	$ (20.5)

Great Plains Energy’s income statement reflects a loss for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $0.2 million for 2010 and a gain of $1.6 million for 2009.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2010	2009	2010	2009
	(millions)
Current assets	$12.0	$13.3	$12.0	$13.3
Current liabilities	(101.5)	(84.9)	(71.6)	(81.2)
Noncurrent liabilities	-	(0.5)	-	-
Deferred income taxes	34.8	28.0	23.2	26.4
Total	$(54.7)	$(44.1)	$(36.4)	$(41.5)

Great Plains Energy’s accumulated OCI in the table above at December 31, 2010, includes $15.6 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.8 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses for 2008 are summarized in the following table.

2008
Great Plains Energy	(millions)
Fuel expense	$(2.3)
Interest expense	2.8
Income tax expense	(0.2)
Income (loss) from discontinued operations
Purchased power expense	(106.1)
Income taxes	43.8
OCI	$(62.0)
KCP&L
Fuel expense	$(2.3)
Interest expense	2.5
OCI	$0.2

20.	FAIR VALUE MEASUREMENTS

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009.

			Fair Value Measurements Using
Description	December 31 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.1)	$0.1	$-	$-
Nuclear decommissioning trust (b)
Equity securities	85.5	-	85.5	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.8	-	-	4.8	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	23.7	-	-	23.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.4	-	-	0.4	-
Total nuclear decommissioning trust	126.5	-	94.4	32.1	-
Total	126.5	(0.1)	94.5	32.1	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.5)	$0.5	$5.2	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.1	(0.5)	0.7	12.2	3.7
Liabilities
Derivative instruments (a)	20.8	(3.0)	3.0	20.8	-
Total	$20.8	$(3.0)	$3.0	$20.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.6)	$0.6	$5.2	$3.7
Nuclear decommissioning trust (b)	126.5	-	94.4	32.1	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	142.6	(0.6)	95.2	44.3	3.7
Liabilities
Derivative instruments (a)	20.8	(3.1)	3.1	20.8	-
Total	$20.8	$(3.1)	$3.1	$20.8	$-

			Fair Value Measurements Using
Description	December 31 2009	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$0.2	$(0.2)	$0.2	$0.2	$-
Nuclear decommissioning trust (b)
Equity securities	44.5	-	44.5	-	-
Debt securities
U.S. Treasury	11.2	-	11.2	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	3.1	-	-	2.9	0.2
Corporate bonds	18.9	-	-	18.9	-
Foreign governments	0.7	-	-	0.7	-
Other	1.2	-	-	1.2	-
Total nuclear decommissioning trust	83.1	-	55.7	27.2	0.2
Total	83.3	(0.2)	55.9	27.4	0.2
Liabilities
Derivative instruments (a)	-	(0.2)	-	0.2	-
Total	$-	$(0.2)	$-	$0.2	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.2	$(0.7)	$0.7	$5.1	$4.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	6.9	-	-	6.9	-
Total SERP rabbi trust	7.1	-	0.2	6.9	-
Total	16.3	(0.7)	0.9	12.0	4.1
Liabilities
Derivative instruments (a)	0.8	(1.6)	1.6	0.8	-
Total	$0.8	$(1.6)	$1.6	$0.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.4	$(0.9)	$0.9	$5.3	$4.1
Nuclear decommissioning trust (b)	83.1	-	55.7	27.2	0.2
SERP rabbi trust (c)	7.1	-	0.2	6.9	-
Total	99.6	(0.9)	56.8	39.4	4.3
Liabilities
Derivative instruments (a)	0.8	(1.8)	1.6	1.0	-
Total	$0.8	$(1.8)	$1.6	$1.0	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.7 million and $29.4 million at December 31, 2010 and 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $14.6 million and $16.2 million at December 31, 2010 and 2009, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At December 31, 2010 and 2009, Great Plains Energy netted $2.5 million and $0.9 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for 2010 and 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(12.5)	(12.5)
Sales	(0.2)	-	(0.2)
Settlements	-	12.1	12.1
Balance December 31, 2010	$-	$3.7	$3.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at December 31, 2010	$-	$0.1	$0.1

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
					Other
					Great	Great
					Plains	Plains
	KCP&L				Energy	Energy
			Mortgage
	U.S.	State & Local	Backed		Derivative
Description	Agency	Obligations	Securities	Total	Instruments	Total
	(millions)
Balance January 1, 2009	$3.9	$-	$2.9	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	-	-	1.1	1.1	-	1.1
Included in non-operating income	-	-	-	-	1.2	1.2
Purchase, issuances, and settlements	(3.9)	-	(4.0)	(7.9)	(0.9)	(8.8)
Transfers in and/or out of Level 3	-	0.2	-	0.2	-	0.2
Balance December 31, 2009	$-	$0.2	$-	$0.2	$4.1	$4.3

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at December 31, 2009	$-	$-	$-	$-	$0.8	$0.8

Investments in Affordable Housing Limited Partnerships
Nearly all of Great Plains Energy’s investments in affordable housing limited partnerships were recorded at cost; the equity method was used for the remainder.  Accounting guidance requires entities to evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator).  During 2010, an impairment indicator occurred, which required Great Plains Energy to evaluate if its cost method investments in affordable housing limited partnerships were impaired.  The value of these investments is derived from tax credits and potential cash distributions from the partnerships upon sales of the underlying properties.  All of the tax credits have been received and management does not anticipate receiving any cash distributions from the partnership; therefore, management concluded that the investments were impaired and that the impairment was other than temporary since the partnerships are in the process of liquidating over the next 2 – 3 years.  As a result of the evaluation, management concluded that the cost method investments have no value and accordingly, Great Plains Energy recorded an $11.2 million pre-tax impairment loss in non-operating expense on the consolidated income statement.

21.	TAXES

Components of income tax expense are detailed in the following tables.

Great Plains Energy	2010	2009	2008
Current income taxes	(millions)
Federal	$(7.4)	$(11.1)	$(21.0)
State	(4.3)	(0.9)	1.1
Foreign	0.1	1.3	-
Total	(11.6)	(10.7)	(19.9)
Deferred income taxes
Federal	99.8	(13.6)	3.3
State	24.0	10.0	40.8
Total	123.8	(3.6)	44.1
Noncurrent income taxes
Federal	(4.8)	8.3	(0.6)
State	(1.8)	1.1	(1.0)
Foreign	0.5	(1.5)	-
Total	(6.1)	7.9	(1.6)
Investment tax credit
Deferral	(4.2)	37.2	74.2
Amortization	(2.9)	(2.2)	(1.8)
Total	(7.1)	35.0	72.4
Total income tax expense	99.0	28.6	95.0
Less: taxes on discontinued operations
Current tax expense	-	(1.1)	25.8
Deferred tax expense	-	0.2	4.5
Noncurrent income tax expense	-	-	0.9
Income tax expense on continuing operations	$99.0	$29.5	$63.8

KCP&L	2010	2009	2008
Current income taxes	(millions)
Federal	$5.5	$41.2	$(8.0)
State	1.1	4.8	4.5
Total	6.6	46.0	(3.5)
Deferred income taxes
Federal	69.8	(41.7)	(38.4)
State	13.4	3.5	30.9
Total	83.2	(38.2)	(7.5)
Noncurrent income taxes
Federal	(1.6)	3.4	(1.7)
State	(0.3)	(0.1)	(0.3)
Total	(1.9)	3.3	(2.0)
Investment tax credit
Deferral	(4.2)	37.2	74.2
Amortization	(2.1)	(1.4)	(1.4)
Total	(6.3)	35.8	72.8
Total	$81.6	$46.9	$59.8

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2010	2009	2008	2010	2009	2008
	(millions)
Federal statutory income tax	$108.7	$63.4	$64.2	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(5.2)	(9.9)	(5.4)	(1.7)	(5.5)	(2.9)
Amortization of investment tax credits	(2.9)	(2.2)	(1.8)	(0.9)	(1.2)	(1.0)
Federal income tax credits	(12.5)	(8.0)	(10.2)	(4.1)	(4.4)	(5.6)
State income taxes	11.4	7.9	3.2	3.7	4.4	1.8
Rate change on deferred taxes	-	-	19.3	-	-	10.5
Medicare Part D subsidy legislation	2.8	-	-	0.9	-	-
Changes in uncertain tax positions, net	0.3	(72.1)	0.1	0.1	(39.8)	0.1
GMO transaction costs	-	-	(1.9)	-	-	(1.0)
Valuation allowance	(2.7)	55.8	-	(0.9)	30.8	-
Other	(0.9)	(5.4)	(3.7)	(0.3)	(3.0)	(2.1)
Total	$99.0	$29.5	$63.8	31.8%	16.3%	34.8%

	Income Tax Expense			Income Tax Rate
KCP&L	2010	2009	2008	2010	2009	2008
	(millions)
Federal statutory income tax	$85.7	$61.5	$64.7	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(4.5)	(7.7)	(5.2)	(1.8)	(4.4)	(2.8)
Amortization of investment tax credits	(2.1)	(1.4)	(1.4)	(0.9)	(0.8)	(0.8)
Federal income tax credits	(8.5)	(7.8)	(9.8)	(3.5)	(4.4)	(5.3)
State income taxes	8.9	5.8	3.8	3.6	3.3	2.1
Medicare Part D subsidy legislation	2.8	-	-	1.1	-	-
Changes in uncertain tax positions, net	-	(0.5)	(0.6)	-	(0.3)	(0.3)
Parent company tax benefits (a)	-	-	(6.7)	-	-	(3.6)
Rate change on deferred taxes	-	-	20.3	-	-	11.0
Other	(0.7)	(3.0)	(5.3)	(0.2)	(1.7)	(3.0)
Total	$81.6	$46.9	$59.8	33.3%	26.7%	32.3%
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

	Great Plains Energy		KCP&L
December 31	2010	2009	2010	2009
Current deferred income taxes	(millions)
Net operating loss carryforward	$-	$30.4	$-	$-
Other	14.7	7.8	5.6	0.3
Net current deferred income tax asset before
valuation allowance	14.7	38.2	5.6	0.3
Valuation allowance	(0.4)	(1.4)	-	-
Net current deferred income tax asset	14.3	36.8	5.6	0.3
Noncurrent deferred income taxes
Plant related	(975.5)	(854.7)	(711.5)	(631.0)
Income taxes on future regulatory recoveries	(142.6)	(104.5)	(117.2)	(77.6)
Derivative instruments	46.0	39.3	34.4	37.4
Pension and postretirement benefits	(16.3)	(4.5)	2.0	6.5
SO2 emission allowance sales	30.8	30.3	33.4	34.5
Fuel clause adjustments	(16.6)	(17.6)	(3.2)	0.2
Transition costs	(20.0)	(19.9)	(11.4)	(11.4)
Tax credit carryforwards	204.3	202.4	101.5	97.6
Long-term debt fair value adjustment	19.2	32.5	-	-
Customer demand programs	(23.3)	(16.5)	(17.3)	(13.8)
Net operating loss carryforward	409.2	361.3	1.1	0.6
Other	(7.3)	(1.6)	(3.8)	(2.4)
Net noncurrent deferred tax liability before
valuation allowance	(492.1)	(353.5)	(692.0)	(559.4)
Valuation allowance	(26.2)	(28.4)	-	-
Net noncurrent deferred tax liability	(518.3)	(381.9)	(692.0)	(559.4)
Net deferred income tax liability	$(504.0)	$(345.1)	$(686.4)	$(559.1)

	Great Plains Energy		KCP&L
December 31	2010	2009	2010	2009
	(millions)
Gross deferred income tax assets	$1,140.7	$1,126.4	$602.4	$597.9
Gross deferred income tax liabilities	(1,644.7)	(1,471.5)	(1,288.8)	(1,157.0)
Net deferred income tax liability	$(504.0)	$(345.1)	$(686.4)	$(559.1)

Tax Credit Carryforwards
At December 31, 2010 and 2009, Great Plains Energy had $102.6 million and $98.7 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2010 and 2009, KCP&L had $101.5 million and $97.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in years 2028 to 2030.  Approximately $0.5 million of Great Plains Energy’s credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.

At December 31, 2010 and 2009, Great Plains Energy had $90.0 million and $87.6 million, respectively, of federal alternative minimum tax credit carryforwards.  Of this amount, $89.8 million was acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2010 and 2009, Great Plains Energy had $11.8 million and $16.2 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in years 2011 to 2015.  Management expects that a portion of these credits will expire unutilized and has provided a valuation allowance against $0.6 million of the state income tax benefit.

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

In September 2010, the IRS issued an amended memorandum of understanding to reallocate $17.7 million of the original $125 million of the advanced coal project credits to Empire, meeting the requirements of an arbitration order issued on December 30, 2009.  See Note 16 for the related legal proceeding.  As a result, Great Plains Energy and KCP&L reduced the amount of advanced coal credit previously recognized.  The amount of deferred federal tax expense associated with the reduction in 2010, was $4.2 million.  Since the tax laws require KCP&L to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant, Great Plains Energy and KCP&L concurrently recognized a separate deferred advanced coal ITC benefit to offset the current and deferred federal tax expense.  Great Plains Energy and KCP&L recognized $0.7 million of ITC in 2010 after the plant was placed in service and will continue to recognize the tax benefits over the life of the plant.  At December 31, 2010, Great Plains Energy and KCP&L had $106.6 million of deferred advanced coal ITC.

Net Operating Loss Carryforwards
At December 31, 2010 and 2009, Great Plains Energy had $353.0 million and $337.5 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $317.5 million and $320.5 million, at December 31, 2010 and 2009, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $34.4 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.5 million originating in 2008, $26.9 million originating in 2009 and $8.1 million originating in 2010.  The federal NOL carryforwards expire in years 2023 to 2030.

In addition, Great Plains Energy also had deferred tax benefits of $56.2 million and $54.2 million related to state NOLs as of December 31, 2010 and 2009, respectively.  Approximately $49.4 million and $49.9 million at December 31, 2010 and 2009, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $25.7 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $25.7 million of state tax benefits.

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

During 2010 and 2009, $3.2 million of tax benefit and $6.5 million of tax expense, respectively, on continuing operations was recorded and primarily relates to a portion of the valuation allowance against federal and state

NOL carryforwards.  The remaining valuation allowances against federal and state NOL carryforwards and tax credit carryforwards were acquired in the GMO acquisition and were recorded as a part of the purchase accounting entries impacting goodwill.

Uncertain Tax Positions
At December 31, 2010 and 2009, Great Plains Energy had $42.0 million and $51.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.3 million at December 31, 2010 and 2009, is expected to impact the effective tax rate if recognized.  The $9.4 million decrease in unrecognized tax benefits is primarily due to a decrease of $8.6 million of unrecognized tax benefits related to the sale of certain GMO property during 2010.

At December 31, 2008, Great Plains Energy had $97.3 million of liabilities related to unrecognized tax benefits of which $80.2 million is expected to impact the effective rate if recognized.  The $45.9 million decrease in unrecognized tax benefits in 2009 was primarily due to a decrease of unrecognized tax benefits of $74.5 million related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, offset by an increase of $11.3 million of unrecognized tax benefits related to prior year tax positions taken on GMO tax returns, and a $20.5 million increase of unrecognized tax benefits related to Great Plains Energy consolidated 2008 and 2009 tax years.  The tax benefits recognized related to the 2003-2004 IRS audit were also offset by an increase in valuation allowance for federal and state net operating losses of $56.0 million and a reduction in deferred income tax assets of $2.5 million, which resulted in an increase to net income of $16.0 million in 2009 related to the 2003-2004 IRS audit.

At December 31, 2010 and 2009, KCP&L had $19.1 and $20.9 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million at December 31, 2010, and $0.4 million at December 31, 2009, are expected to impact the effective tax rate if recognized.  The $1.8 million decrease in unrecognized tax benefits is primarily due to a $2.6 million decrease as a result of the settlements of the IRS audit for the Great Plains Energy consolidated 2005 tax year.  At December 31, 2008, KCP&L had $17.6 million of liabilities related to unrecognized tax benefits of which $1.1 million is expected to impact the effective rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

Great Plains Energy				KCP&L
	2010	2009	2008	2010	2009	2008
	(millions)
Balance at January 1	$51.4	$97.3	$21.9	$20.9	$17.6	$19.6
Additions for current year tax positions	2.7	13.2	5.3	1.3	3.9	3.8
Additions for prior year tax positions	2.1	8.2	2.6	1.5	3.0	2.6
Additions for GMO prior year tax positions	-	11.6	77.0	-	-	-
Reductions for prior year tax positions	(10.6)	(1.3)	(0.8)	(1.6)	(0.8)	(0.7)
Settlements	(3.8)	(76.7)	(8.5)	(2.9)	(2.2)	(7.5)
Statute expirations	(0.3)	(0.7)	(0.2)	(0.1)	(0.6)	(0.2)
Foreign currency translation adjustments	0.5	(0.2)	-	-	-	-
Balance at December 31	$42.0	$51.4	$97.3	$19.1	$20.9	$17.6

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2010, 2009 and 2008, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.7 million, $5.9 million and $2.6 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at December 31, 2010 and 2009.  In 2010 and 2009, Great Plains Energy recognized an increase of $0.5 million and $1.4 million, respectively, of interest expense related to unrecognized tax benefits.  The remaining increase in accrued interest and the penalties of $1.1 million were primarily associated with prior year GMO tax return positions identified and recorded to goodwill.  In 2008, Great Plains Energy recognized a reduction in interest expense of $6.6 million.

KCP&L had accrued interest related to unrecognized tax benefits of $1.4 million at December 31, 2010 and $1.7 million at December 31, 2009 and 2008.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.  In 2010, KCP&L recognized a reduction of $0.3 million of interest expense.  In 2008, KCP&L recognized a reduction of $1.7 million of interest expense.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006-2008 tax years and the Company is protesting an audit assessment by the Canada Revenue Authority (CRA) against a former GMO subsidiary for the 2002 tax year.  The Company estimates that it is reasonably possible that $18.2 million for Great Plains Energy and $12.2 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.

22.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Other includes GMO activity other than its regulated utility operations, Strategic Energy discontinued operations, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  GMO is only included for periods subsequent to the July 14, 2008, date of acquisition.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

	Electric		Great Plains
2010	Utility	Other	Energy
	(millions)
Operating revenues	$2,255.5	$-	$2,255.5
Depreciation and amortization	(331.6)	-	(331.6)
Interest charges	(143.1)	(41.7)	(184.8)
Income tax (expense) benefit	(123.3)	24.3	(99.0)
Loss from equity investments	-	(1.0)	(1.0)
Net income (loss) attributable to Great Plains Energy	235.3	(23.6)	211.7

	Electric		Great Plains
2009	Utility	Other	Energy
	(millions)
Operating revenues	$1,965.0	$-	$1,965.0
Depreciation and amortization	(302.2)	-	(302.2)
Interest charges	(151.0)	(29.9)	(180.9)
Income tax (expense) benefit	(63.6)	34.1	(29.5)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(1.5)	(1.5)
Net income (loss) attributable to Great Plains Energy	157.8	(7.7)	150.1

	Electric		Great Plains
2008	Utility	Other	Energy
	(millions)
Operating revenues	$1,670.1	$-	$1,670.1
Depreciation and amortization	(235.0)	-	(235.0)
Interest charges	(96.9)	(14.4)	(111.3)
Income tax (expense) benefit	(70.9)	7.1	(63.8)
Loss from equity investments	-	(1.3)	(1.3)
Discontinued operations	-	35.0	35.0
Net income attributable to Great Plains Energy	143.1	11.4	154.5

	Electric Utility			Great Plains
		Other	Eliminations	Energy
2010	(millions)
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures	618.1	-	-	618.1
2009
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures	841.3	-	-	841.3
2008
Assets	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9

(a) Includes capital expenditures from discontinued operations of $0.8 million.

23.	DISCONTINUED OPERATIONS

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

Under the terms of the purchase agreement with Direct Energy, Great Plains Energy indemnified Direct Energy for various matters, including: breaches of representations, warranties and covenants; funds advanced by Strategic Energy to certain of its channel partners if such funds became uncollectible before December 2, 2009, (approximately $8 million, excluding commission offsets); and losses associated with litigation and other certain claims to the extent such losses exceed $7.5 million in the aggregate.

At December 31, 2008, Great Plains Energy had reserved $2.0 million with respect to the indemnification obligations.  Great Plains Energy subsequently reversed this reserve.  Additionally, during 2009, Great Plains Energy recorded $3.8 million of gross receipts taxes for periods prior to the sale for which Great Plains Energy indemnified Direct Energy.  The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	2009	2008
	(millions)
Revenues	$-	$667.4

Income from operations before income taxes (a)	$-	$182.4
Loss on disposal before income taxes	(2.4)	(116.2)
Total income (loss) on discontinued operations
before income taxes	(2.4)	66.2
Income tax benefit (expense)	0.9	(31.2)
Income (loss) from discontinued operations,
net of income taxes	$(1.5)	$35.0
(a) For 2008, amount includes $189.1 millon of unrealized net gains related to derivative instruments.

24.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

Great Plains Energy’s and KCP&L’s share of jointly owned electric utility plants at December 31, 2010, are detailed in the following tables.

Great Plains Energy
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan	Jeffrey
	Unit	Units	Unit	Unit	Common	Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,423.7	$410.5	$638.9	$1,282.4	$326.8	$151.1
Accumulated depreciation	778.2	298.0	239.9	58.9	16.1	74.8
Nuclear fuel, net	79.2	-	-	-	-	-
Construction work in progress	75.3	48.1	23.4	8.0	23.3	6.4
2011 accredited capacity-MWs	560	709	621	618	NA	173

KCP&L
	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2	Iatan
	Unit	Units	Unit	Unit	Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,423.7	$410.5	$514.1	$973.0	$255.0
Accumulated depreciation	778.2	298.0	196.3	56.4	13.9
Nuclear fuel, net	79.2	-	-	-	-
Construction work in progress	75.3	48.1	14.5	7.1	14.4
2011 accredited capacity-MWs	560	709	494	465	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.  KCP&L’s and GMO’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and KCP&L’s financial statements.

25.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2010	(millions, except per share amounts)
Operating revenue	$506.9	$552.0	$728.8	$467.8
Operating income	62.0	134.9	243.8	31.6
Net income (loss)	20.3	64.4	132.0	(4.8)
Net income (loss) attributable to Great Plains Energy	20.3	64.3	132.0	(4.9)
Basic earnings (loss) per common share	0.15	0.47	0.97	(0.04)
Diluted earnings (loss) per common share	0.15	0.47	0.96	(0.04)
2009
Operating revenue	$419.2	$480.5	$587.7	$477.6
Operating income	20.9	90.3	151.2	57.7
Income from continuing operations	21.7	36.9	78.4	14.9
Net income	21.7	33.8	79.2	15.7
Net income attributable to Great Plains Energy	21.7	33.7	79.1	15.6
Basic and diluted earnings per common share from
continuing operations	0.18	0.28	0.57	0.10
Basic and diluted earnings per common share	0.18	0.26	0.58	0.11

	Quarter
KCP&L	1st	2nd	3rd	4th
2010	(millions)
Operating revenue	$335.6	$372.6	$486.5	$322.4
Operating income	40.5	84.7	163.6	22.6
Net income	19.2	48.2	92.6	3.2
2009
Operating revenue	$277.5	$324.8	$395.5	$320.4
Operating income	14.9	68.2	105.9	43.2
Net income	8.4	34.9	65.6	20.0

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.  In the third and fourth quarters of 2010, Great Plains Energy recorded a $4.0 million and $12.8 million, respectively, pre-tax loss for KCP&L’s and GMO’s combined share of certain Iatan construction costs.  See Note 6 for additional information.  In the fourth quarter of 2010, Great Plains Energy recorded an $11.2 million pre-tax impairment loss related to its investments in affordable housing limited partnerships.  See Note 20 for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, common shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 24, 2011

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

GREAT PLAINS ENERGY

Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2010.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2010, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 24, 2011

KCP&L

Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2010.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2010, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010, of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 24, 2011

ITEM 9B.  OTHER INFORMATION

Extension of Accounts Receivable Facility
The following information is provided in this Annual Report in lieu of reporting such information under Item 1.01, Entry into a Material Definitive Agreement, of Form 8-K.

KCP&L, Receivables Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Agent) and Victory Receivables Corporation (Purchaser) are parties to a certain Receivables Sale Agreement, dated as of July 1, 2005, as previously amended (as amended, the “RSA”). Pursuant to the RSA and associated agreements, KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to the Purchaser.  On February 23, 2011, the parties entered into an amendment to the RSA, extending the termination date of the RSA from May 4, 2011 to October 31, 2011.

The Agent and an affiliate are lenders under revolving credit agreements with Great Plains Energy, KCP&L and GMO aggregating to $1.25 billion.  An affiliate of the Agent is trustee under indentures associated with all of GMO’s long-term debt.  The Agent and certain of its affiliates have provided, and in the future may continue to provide, investment banking, commercial banking and/or other financial services, including the provision of credit facilities, to Great Plains Energy, KCP&L and/or their affiliates in the ordinary course of business for which they have received and may in the future receive customary compensation.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2011 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than April 30, 2011:

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

Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 section titled “Executive Officers.”

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

Effective with the July 14, 2008 acquisition of GMO, Great Plains Energy assumed GMO’s equity compensation plans.  Stock options outstanding under those plans at the time of acquisition were converted into Great Plains Energy stock options.  Great Plains Energy has not issued, and does not intend to issue, any new grants or awards under the assumed plans.

KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy’s Long-Term Incentive Plan.  The GMO incentive plans that were assumed by Great Plains Energy upon the acquisition include stock options held by certain KCP&L employees that were issued prior to the acquisition.

The following table provides information, as of December 31, 2010, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance.  The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
		Number of securities		for future issuance
		to be issued upon	Weighted-average	under equity
		exercise of	exercise price of	compensation plans
		outstanding options,	outstanding options,	(excluding securities
		warrants and rights	warrants and rights	reflected in column (a))
Plan Category		(a)	(b)	(c)
Equity compensation plans approved by security holders
	Great Plains Energy Long-Term Incentive Plan	531,449 (1)	$ 25.58 (2)	2,742,120
	GMO incentive plans (stock options)	138,179	35.54	142,968
Equity compensation plans not approved by security holders		-	-	-
	Total	669,628	$ 32.51 (2)	2,885,088
(1)	Includes 431,784 performance shares at target performance levels, options for 60,602 shares of Great Plains Energy common stock and director deferred share units for 39,063 shares of Great Plains Energy common stock outstanding at December 31, 2010.
(2)	The 431,784 performance shares and director deferred share units for 39,063 shares of Great Plains Energy common stock have no exercise price and therefore are not reflected in the weighted average exercise price.

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

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.  The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2010 and 2009 and for other services rendered during 2010 and 2009 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2010	2009
Audit Fees	$1,098,722	$1,082,677
Audit-Related Fees	104,169	88,744
Tax Fees	112,058	141,472
All Other Fees	-	-
Total Fees	$1,314,949	$1,312,893

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
Great Plains Energy		Page No.
a.	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	54
b.	Consolidated Balance Sheets - December 31, 2010 and 2009	55
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	57
d.	Consolidated Statements of Common Shareholders’ Equity and Noncontrolling Interest for the years ended December 31, 2010, 2009 and 2008	58
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	59
f.	Notes to Consolidated Financial Statements	66
g.	Report of Independent Registered Public Accounting Firm	137

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	60
i.	Consolidated Balance Sheets - December 31, 2010 and 2009	61
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	63
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2010, 2009 and 2008	64
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	65
m.	Notes to Consolidated Financial Statements	66
n.	Report of Independent Registered Public Accounting Firm	138

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I – Parent Company Financial Statements	161
b.	Schedule II – Valuation and Qualifying Accounts and Reserves	164
	KCP&L
c.	Schedule II – Valuation and Qualifying Accounts and Reserves	165

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document	Registrant
2.1	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K filed on February 8, 2007).

Great Plains Energy
2.2	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of January 31, 2008 (Exhibit 2.1.2 to Form 10-K for the year ended December 31, 2007).

Great Plains Energy
2.3	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of April 29, 2008 (Exhibit 10.1 to Form 8-K filed on April 30, 2008).

Great Plains Energy
3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy
3.2	*	By-laws of Great Plains Energy Incorporated, as amended May 4, 2010 (Exhibit 3.1 to Form 8-K filed on May 5, 2010).	Great Plains Energy
3.3		Restated Articles of Incorporation of Kansas City Power & Light Company, restated as of October 26, 2010.	KCP&L
3.4	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008 (Exhibit 3.2 to Form 8-K filed on April 7, 2008).	KCP&L
4.1	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy
4.2	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy
4.3	*
Second Supplemental Indenture dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 26, 2007).

Great Plains Energy
4.4	*
Third Supplemental Indenture dated as of August 13, 2010 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on August 13, 2010).

Great Plains Energy
4.5	*
Subordinated Indenture dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.6	*
Supplemental Indenture No. 1 dated as of May 18, 2009 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on May 19, 2009).

Great Plains Energy
4.7	*
Purchase Contract and Pledge Agreement dated as of May 18, 2009 among Great Plains Energy Incorporated, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.3 to Form 8-K filed on May 19, 2009).

Great Plains Energy
4.8	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).

Great Plains Energy
4.9	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee related to 11.875% Senior Notes due July 1, 2012 (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).

Great Plains Energy
4.10	*
General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

Great Plains Energy KCP&L
4.11	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1992).	Great Plains Energy KCP&L
4.12	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1993).	Great Plains Energy KCP&L
4.13	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).	Great Plains Energy KCP&L
4.14	*
Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).

Great Plains Energy KCP&L
4.15	*
Twelfth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.16	*
Thirteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.3 to Form 8-K filed on March 24, 2009).

Great Plains Energy KCP&L
4.17	*
Fourteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.4 to Form 8-K filed on March 24, 2009).

Great Plains Energy KCP&L
4.18	*	Indenture dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L
4.19	*	Term sheet for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 (Exhibit 4-b to Form 8-K filed on November 19, 2001).	Great Plains Energy KCP&L
4.20	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L
4.21	*
Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).

Great Plains Energy KCP&L
4.22	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L
4.23	*
Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).

Great Plains Energy KCP&L
4.24	*
Supplemental Indenture No. 2 dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).

Great Plains Energy KCP&L
10.1	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L
10.2	*+	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L
10.3	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of May 6, 2008 (Exhibit 10.1.25 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan awards Standards and Performance Criteria effective as of January 1, 2009 (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2010 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L
10.6	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).	Great Plains Energy KCP&L
10.7	*+	Form of 2008 Restricted Stock Agreement (Exhibit 10.1.20 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.8	*+	Form of Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.5 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.9	*+
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Great Plains Energy and KCP&L officers (Exhibit 10.1.10 to Form 10-K for the year ended December 31, 2006).

Great Plains Energy KCP&L
10.10	*+
Form of Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated February 6, 2007 (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2009).

Great Plains Energy KCP&L
10.11	*+	Form of 2008 three-year Performance Share Agreement (Exhibit 10.1.21 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.12	*+
Form of Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated May 6, 2008 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2009).

Great Plains Energy KCP&L
10.13	*+	Form of Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy KCP&L
10.14	*+	Form of 2001 and 2002 Nonqualified Stock Option Agreement (Exhibit 10.1.13 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L
10.15	*+	Form of 2003 Nonqualified Stock Option Agreement (Exhibit 10.1.14 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L
10.16	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L
10.17	*+	Form of 2010 three-year Performance Share Agreement (Exhibit 10.1.1 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.18	*+	Form of 2010 Restricted Stock Agreement (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L
10.19	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy
10.20	*+
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Award Standards and Performance Criteria amended effective as of January 1, 2009 (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2009).

Great Plains Energy KCP&L
10.21	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2010 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2010).

Great Plains Energy KCP&L
10.22	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L
10.23	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L
10.24	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L
10.25	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.26	*+	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L
10.27	*+	Form of Change in Control Severance Agreement with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L
10.28	*+	Form of Change in Control Severance Agreement with John R. Marshall (Exhibit 10.1.c to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L
10.29	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

Great Plains Energy KCP&L
10.30	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.31	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008).

Great Plains Energy KCP&L
10.32	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009 (Exhibit 10.1.27 to Form 10-K for the year ended December 31, 2009).

Great Plains Energy KCP&L
10.33	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L
10.34	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) , amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).

Great Plains Energy KCP&L
10.35	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.	Great Plains Energy KCP&L
10.36	*+	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008 (Exhibit 10.1.23 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.37	*+	Employment offer letters to Michael J. Chesser dated September 10 and September 16, 2003 (Exhibit 10.1.35 to Form 10-K for the year ended December 31, 2008).	Great Plains Energy KCP&L
10.38	*+	Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Michael J. Chesser (Exhibit 10.1.10 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.39	*+	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Terry Bassham (Exhibit 10.1.11 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.40	*+	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Barbara B. Curry (Exhibit 10.1.35 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L
10.41	*+	Employment offer letter to John R. Marshall dated April 7, 2005 (Exhibit 10.2.21 to Form 10-K for the year ended December 31, 2008).	Great Plains Energy KCP&L
10.42	*+
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and John R. Marshall (Exhibit 10.1 to Form 8-K filed on May 5, 2010).

Great Plains Energy KCP&L
10.43	*+	Consulting Services Assignment and Assumption Agreement between John R. Marshall and Coastal Partners Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010).	Great Plains Energy KCP&L

10.44	*+
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Barbara B. Curry (Exhibit 10.1 to Form 8-K filed on May 5, 2010).

Great Plains Energy KCP&L
10.45	+	Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and William G. Riggins dated as of October 26, 2010.	Great Plains Energy KCP&L
10.46	*+	Agreement between Kansas City Power & Light Company and Stephen T. Easley dated December 2, 2008 (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2008).	Great Plains Energy KCP&L
10.47	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to Form 8-K filed on February 8, 2007).

Great Plains Energy
10.48	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K filed on February 8, 2007).

Great Plains Energy
10.49	*
Letter Agreement dated as of June 29, 2007 to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1.1 to Form 10-Q for the quarter ended June 30, 2007).

Great Plains Energy
10.50	*
Letter Agreement dated as of August 31, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.51	*
Letter Agreement dated as of September 28, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.52	*
Letter Agreement dated as of October 3, 2007, to Agreement and Plan of Merger, Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.6 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.53	*
Letter Agreement dated as of November 30, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.40 to Form 10-K for the year ended December 31, 2007).
Great Plains Energy

10.54	*
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.41 to Form 10-K for the year ended December 31, 2007).

Great Plains Energy
10.55	*
Letter Agreement dated as of February 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy
10.56	*
Letter Agreement dated as of March 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy
10.57	*
Letter Agreement dated as of April 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy
10.58	*
Letter Agreement dated as of May 29, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.59	*
Letter Agreement dated as of June 19, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.60	*
Letter Agreement dated as of June 27, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.7 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.61	*
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

Great Plains Energy KCP&L
10.62	*
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed on April 2, 2008).
Great Plains Energy

10.63	*
Credit Agreement dated as of August 9, 2010 among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).

Great Plains Energy
10.64	*
Credit Agreement dated as of August 9, 2010 among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, The Royal Bank of Scotland PLC and BNP Paribas , as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010).

Great Plains Energy KCP&L
10.65	*
Credit Agreement dated as of August 9, 2010 among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, The Royal Bank of Scotland PLC and BNP Paribas , as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010).

Great Plains Energy
10.66	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 11.875% Senior Notes due July 1, 2012 (Exhibit 10.3 to Form 8-K filed on July 18, 2008).

Great Plains Energy
10.67	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011 (Exhibit 10.4 to Form 8-K filed on July 18, 2008).

Great Plains Energy
10.68	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.95% Senior Notes due February 1, 2011 (Exhibit 10.5 to Form 8-K filed on July 18, 2008).

Great Plains Energy
10.69	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.70	*	Sales Agency Financing Agreement dated August 14, 2008 between Great Plains Energy Incorporated and BNY Mellon Capital Markets, LLC (Exhibit 1.1 to Form 8-K filed on August 14, 2008).	Great Plains Energy
10.71	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002 (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L
10.72	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).	Great Plains Energy KCP&L
10.73	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.74	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.75	*
Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2  to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy KCP&L
10.76	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L
10.77	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L
10.78	*
Amendment No. 1 dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).

Great Plains Energy KCP&L
10.79	*
Amendment No. 2 dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.80	*
Amendment dated as of July 9, 2009 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light  Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).

Great Plains Energy KCP&L
10.81	*
Amendment and Waiver dated as of September 25, 2009 to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).

Great Plains Energy KCP&L
10.82	*
Amendment dated as of May 5, 2010 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light  Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).

Great Plains Energy KCP&L
10.83	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).

Great Plains Energy KCP&L
10.84	*
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

Great Plains Energy KCP&L
10.85	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L
10.86	*
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
Great Plains Energy KCP&L

10.87	*
Stipulation and Agreement dated April 24, 2009, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of Public Counsel, Praxair, Inc., Midwest Energy Users Association, U.S. Department of Energy and the U.S. Nuclear Security Administration, Ford Motor Company, Missouri Industrial Energy Consumers and Missouri Department of Natural Resources (Exhibit 10.1 to Form 8-K filed April 30, 2009).

Great Plains Energy KCP&L
10.88	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood
Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).

Great Plains Energy
10.89	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

Great Plains Energy KCP&L
10.90	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).

Great Plains Energy KCP&L
10.91	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy
23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy
23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L
24.1		Powers of Attorney.	Great Plains Energy
24.2		Powers of Attorney.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L
101.INS	**	XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

** Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.

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

Schedule I – Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2010	2009	2008
Operating Expenses	(millions, except per share amounts)
Selling, general and administrative	$1.2	$8.8	$9.3
Maintenance	-	0.2	1.0
General taxes	0.9	1.1	0.8
Total	2.1	10.1	11.1
Operating loss	(2.1)	(10.1)	(11.1)
Equity in earnings from subsidiaries	239.3	174.7	144.8
Non-operating income	3.4	-	0.6
Interest charges	(44.7)	(28.2)	(19.2)
Income from continuing operations before income taxes	195.9	136.4	115.1
Income taxes	15.8	15.2	4.4
Income from continuing operations	211.7	151.6	119.5
Equity in earnings (loss) from discontinued subsidiary	-	(1.5)	35.0
Net income	211.7	150.1	154.5
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$210.1	$148.5	$152.9

Average number of basic common shares outstanding	135.1	129.3	101.1
Average number of diluted common shares outstanding	136.9	129.8	101.2

Basic earnings (loss) per common share
Continuing operations	$1.55	$1.16	$1.16
Discontinued operations	-	(0.01)	0.35
Basic earnings per common share	$1.55	$1.15	$1.51

Diluted earnings (loss) per common share
Continuing operations	$1.53	$1.15	$1.16
Discontinued operations	-	(0.01)	0.35
Diluted earnings per common share	$1.53	$1.14	$1.51

Cash dividends per common share	$0.83	$0.83	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2010	2009
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$0.3	$6.1
Accounts receivable from subsidiaries	-	0.2
Notes receivable from subsidiaries	249.4	0.6
Money pool receivable	2.0	0.9
Taxes receivable	7.2	7.2
Other	0.7	0.1
Total	259.6	15.1
Investments and Other Assets
Investment in KCP&L	2,005.0	1,931.7
Investments in other subsidiaries	1,360.2	1,328.3
Deferred income taxes	7.2	8.3
Other	6.2	5.6
Total	3,378.6	3,273.9
Total	$3,638.2	$3,289.0

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$9.5	$20.0
Accounts payable to subsidiaries	31.1	28.9
Accounts payable	-	0.1
Accrued interest	6.4	3.6
Derivative instruments	20.8	0.2
Other	7.1	5.4
Total	74.9	58.2
Deferred Credits and Other Liabilities
Derivative instruments	-	0.5
Other	1.4	11.7
Total	1.4	12.2
Capitalization
Common shareholders' equity
Common stock-250,000,000 shares authorized without par value
136,113,954 and 135,636,538 shares issued, stated value	2,324.4	2,313.7
Retained earnings	626.5	529.2
Treasury stock-400,889 and 213,423 shares, at cost	(8.9)	(5.5)
Accumulated other comprehensive loss	(56.1)	(44.9)
Total	2,885.9	2,792.5
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	637.0	387.1
Total	3,561.9	3,218.6
Commitments and Contingencies
Total	$3,638.2	$3,289.0

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2010	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$211.7	$150.1	$154.5
Adjustments to reconcile income to net cash from operating activities:
Amortization	3.9	1.9	0.9
Deferred income taxes, net	13.9	(6.1)	3.3
Equity in earnings from subsidiaries	(239.3)	(174.7)	(144.8)
Equity in (earnings) loss from discontinued subsidiary	-	1.5	(35.0)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(2.6)	3.7	(26.3)
Taxes receivable	-	4.8	(8.7)
Accounts payable to subsidiaries	2.2	0.2	17.7
Other accounts payable	(0.1)	0.1	0.2
Accrued interest	2.7	1.4	-
Cash dividends from subsidiaries	138.6	94.0	416.7
Other	(7.8)	8.8	2.7
Net cash from operating activities	123.2	85.7	381.2
Cash Flows from Investing Activities
Equity contributions to subsidiaries	-	(455.0)	(200.0)
Intercompany lending	(248.8)	-	-
Net money pool lending	(1.1)	(0.9)	-
GMO acquisition	-	-	(5.0)
Purchases of nonutility property	-	-	(0.3)
Net cash from investing activities	(249.9)	(455.9)	(205.3)
Cash Flows from Financing Activities
Issuance of common stock	6.2	219.9	15.3
Issuance of long-term debt	249.9	287.5	-
Issuance fees	(3.2)	(18.8)	(1.0)
Net change in short-term borrowings	(10.5)	(10.0)	(12.0)
Dividends paid	(114.2)	(110.5)	(172.0)
Other financing activities	(7.3)	(3.8)	(0.8)
Net cash from financing activities	120.9	364.3	(170.5)
Net Change in Cash and Cash Equivalents	(5.8)	(5.9)	5.4
Cash and Cash Equivalents at Beginning of Year	6.1	12.0	6.6
Cash and Cash Equivalents at End of Year	$0.3	$6.1	$12.0

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

Schedule II – Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2010		(millions)
	Allowance for uncollectible accounts	$7.1	$9.7	$6.9	(a)	$16.7	(b)	$7.0
	Legal reserves	5.1	7.0	-		1.9	(c)	10.2
	Environmental reserves	2.4	0.1	-		-		2.5
	Tax valuation allowance	29.8	0.2	-		3.4	(d)	26.6
Year Ended December 31, 2009
	Allowance for uncollectible accounts	$6.8	$8.7	$6.0	(a)	$14.4	(b)	$7.1
	Legal reserves	10.2	2.6	-		7.7	(c)	5.1
	Environmental reserves	0.5	2.0	-		0.1		2.4
	Tax valuation allowance	75.8	57.0	-		103.0	(d)	29.8
Year Ended December 31, 2008
	Allowance for uncollectible accounts	$4.3	$7.6	$6.8	(a)	$11.9	(b)	$6.8
	Legal reserves	2.2	8.3	9.5	(e)	9.8	(c)	10.2
	Environmental reserves	0.3	-	0.2	(e)	-		0.5
	Tax valuation allowance	-	0.9	74.9	(e)	-		75.8
(a)	Recoveries. Charged to other accounts for the year ended December 31, 2008, includes the establishment of an allowance
	of $1.1 million and a $1.4 million increase due to the acquisition of GMO.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.
(d)	Reversal of tax valuation allowance.
(e)	Acquisition of GMO.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2010		(millions)
	Allowance for uncollectible accounts	$1.7	$6.2	$4.3	(a)	$10.7	(b)	$1.5
	Legal reserves	2.3	1.9	-		1.2	(c)	3.0
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2009
	Allowance for uncollectible accounts	$1.2	$5.5	$3.9	(a)	$8.9	(b)	$1.7
	Legal reserves	2.4	1.2	-		1.3	(c)	2.3
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2008
	Allowance for uncollectible accounts	$4.3	$5.9	$3.3	(a)	$12.3	(b)	$1.2
	Legal reserves	2.2	3.2	-		3.0	(c)	2.4
	Environmental reserves	0.3	-	-		-		0.3
(a)	Recoveries.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           GREAT PLAINS ENERGY INCORPORATED
Date: February 24, 2011                                                                                            By: /s/Michael J. Chesser
              Michael J. Chesser
              Chairman of the Board and
              Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/James C. Shay James C. Shay	Senior Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 24, 2011
)
/s/William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            KANSAS CITY POWER & LIGHT COMPANY
Date: February 24, 2011                                                                                           By: /s/Michael J. Chesser
             Michael J. Chesser
             Chairman of the Board and
             Chief Executive Officer

 Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/James C. Shay James C. Shay	Senior Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President and Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 24, 2011
)
/s/ William H. Downey William H. Downey	Director	) )
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*