Form 10-Q
period 2011-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2011-05-03
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On April 29, 2011, Great Plains Energy Incorporated had 135,947,685 shares of common stock outstanding. On April 29, 2011,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2010 Form 10-K for each of Great Plains Energy and KCP&L.

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

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2010 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Great Plains Energy Incorporated
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholders’ Equity and Noncontrolling Interest
Unaudited Consolidated Statements of Comprehensive Income

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
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Nuclear Plant
Note 5:	Regulatory Matters
Note 6:	Pension Plans, Other Employee Benefits and Voluntary Separation Program
Note 7:	Equity Compensation
Note 8:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 9:	Long-Term Debt
Note 10:	Commitments and Contingencies
Note 11:	Legal Proceedings
Note 12:	Related Party Transactions and Relationships
Note 13:	Derivative Instruments
Note 14:	Fair Value Measurements
Note 15:	Taxes
Note 16:	Segments and Related Information

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.6	$10.8
Funds on deposit	4.3	5.2
Receivables, net	191.9	241.7
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	92.8	85.1
Materials and supplies, at average cost	135.2	132.8
Deferred refueling outage costs	19.5	9.6
Refundable income taxes	0.2	2.1
Deferred income taxes	11.6	14.3
Derivative instruments	1.5	1.1
Prepaid expenses and other assets	15.2	13.9
Total	573.8	611.6
Utility Plant, at Original Cost
Electric	10,621.4	10,536.9
Less-accumulated depreciation	4,096.5	4,031.3
Net utility plant in service	6,524.9	6,505.6
Construction work in progress	286.5	307.5
Nuclear fuel, net of amortization of $136.9 and $131.1	74.2	79.2
Total	6,885.6	6,892.3
Investments and Other Assets
Nuclear decommissioning trust fund	135.1	129.2
Regulatory assets	937.4	924.0
Goodwill	169.0	169.0
Derivative instruments	9.5	7.8
Other	92.1	84.3
Total	1,343.1	1,314.3
Total	$8,802.5	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$219.0	$9.5
Collateralized note payable	95.0	95.0
Commercial paper	288.8	263.5
Current maturities of long-term debt	473.6	485.7
Accounts payable	173.4	276.3
Accrued taxes	52.7	26.6
Accrued interest	72.2	75.4
Accrued compensation and benefits	36.5	46.8
Pension and post-retirement liability	4.1	4.1
Derivative instruments	20.3	20.8
Other	42.5	35.6
Total	1,478.1	1,339.3
Deferred Credits and Other Liabilities
Deferred income taxes	510.4	518.3
Deferred tax credits	133.3	133.4
Asset retirement obligations	146.4	143.3
Pension and post-retirement liability	424.5	427.5
Regulatory liabilities	267.3	258.2
Other	130.9	129.4
Total	1,612.8	1,610.1
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
136,192,220 and 136,113,954 shares issued, stated value	2,324.0	2,324.4
Retained earnings	599.6	626.5
Treasury stock-254,440 and 400,889 shares, at cost	(5.5)	(8.9)
Accumulated other comprehensive loss	(54.0)	(56.1)
Total	2,864.1	2,885.9
Noncontrolling interest	1.1	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	2,807.4	2,942.7
Total	5,711.6	5,868.8
Commitments and Contingencies (Note 10)
Total	$8,802.5	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2011	2010
Operating Revenues	(millions, except per share amounts)
Electric revenues	$492.9	$506.9
Operating Expenses
Fuel	104.9	101.8
Purchased power	54.9	65.5
Transmission of electricity by others	7.5	5.6
Utility operating and maintenance expenses	157.5	151.2
Voluntary separation program	9.7	-
Depreciation and amortization	72.4	82.2
General taxes	42.0	38.1
Other	2.8	0.5
Total	451.7	444.9
Operating income	41.2	62.0
Non-operating income	3.6	16.1
Non-operating expenses	(2.2)	(1.6)
Interest charges	(44.9)	(46.5)
Income before income tax (expense) benefit	(2.3)	30.0
Income tax (expense) benefit	4.6	(9.7)
Net income	2.3	20.3
Less: Net loss attributable to noncontrolling interest	0.1	-
Net income attributable to Great Plains Energy	2.4	20.3
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$2.0	$19.9

Average number of basic common shares outstanding	135.4	134.9
Average number of diluted common shares outstanding	138.2	136.6

Basic earnings per common share	$0.02	$0.15
Diluted earnings per common share	$0.01	$0.15

Cash dividends per common share	$0.2075	$0.2075

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$2.3	$20.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	72.4	82.2
Amortization of:
Nuclear fuel	5.8	6.1
Other	(0.3)	(1.9)
Deferred income taxes, net	(7.4)	4.7
Investment tax credit amortization	(0.1)	(0.5)
Other operating activities (Note 2)	(35.7)	(119.7)
Net cash from operating activities	37.0	(8.8)
Cash Flows from Investing Activities
Utility capital expenditures	(99.9)	(176.9)
Allowance for borrowed funds used during construction	(1.3)	(9.7)
Purchases of nuclear decommissioning trust investments	(3.8)	(65.8)
Proceeds from nuclear decommissioning trust investments	2.9	64.9
Other investing activities	(6.1)	(2.6)
Net cash from investing activities	(108.2)	(190.1)
Cash Flows from Financing Activities
Issuance of common stock	1.5	1.6
Repayment of long-term debt	(138.4)	(1.1)
Net change in short-term borrowings	234.8	74.9
Net change in collateralized short-term borrowings	-	95.0
Dividends paid	(28.6)	(28.5)
Other financing activities	(2.3)	(2.6)
Net cash from financing activities	67.0	139.3
Net Change in Cash and Cash Equivalents	(4.2)	(59.6)
Cash and Cash Equivalents at Beginning of Year	10.8	65.9
Cash and Cash Equivalents at End of Period	$6.6	$6.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Three Months Ended March 31	2011		2010
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,113,954	$2,324.4	135,636,538	$2,313.7
Issuance of common stock	78,266	1.5	92,634	1.7
Issuance of restricted common stock	-	-	98,211	1.8
Unearned Compensation
Issuance of restricted common stock		(2.6)		(1.8)
Forfeiture of restricted common stock		0.1		0.2
Compensation expense recognized		0.6		0.7
Ending balance	136,192,220	2,324.0	135,827,383	2,316.3
Retained Earnings
Beginning balance		626.5		529.2
Net income attributable to Great Plains Energy		2.4		20.3
Loss on reissuance of treasury stock		(0.5)		-
Dividends:
Common stock		(28.2)		(28.1)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.2)		(0.1)
Ending balance		599.6		520.9
Treasury Stock
Beginning balance	(400,889)	(8.9)	(213,423)	(5.5)
Treasury shares acquired	(58,225)	(1.1)	(93,483)	(1.6)
Treasury shares reissued	204,674	4.5	917	-
Ending balance	(254,440)	(5.5)	(305,989)	(7.1)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(56.1)		(44.9)
Derivative hedging activity, net of tax		2.1		(3.3)
Ending balance		(54.0)		(48.2)
Total Great Plains Energy Common Shareholders' Equity		$2,864.1		$2,781.9

Noncontrolling Interest
Beginning balance		$1.2		$1.2
Net loss attributable to noncontrolling interest		(0.1)		-
Ending balance		$1.1		$1.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2011	2010
	(millions)
Net income	$2.3	$20.3
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	0.5	(7.8)
Income tax (expense) benefit	(0.1)	3.1
Net gain (loss) on derivative hedging instruments	0.4	(4.7)
Reclassification to expenses, net of tax	1.7	1.4
Derivative hedging activity, net of tax	2.1	(3.3)
Comprehensive income	4.4	17.0
Less: comprehensive loss attributable to noncontrolling interest	0.1	-
Comprehensive income attributable to Great Plains Energy	$4.5	$17.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1.5	$3.6
Funds on deposit	0.4	0.4
Receivables, net	122.9	169.4
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	58.1	44.9
Materials and supplies, at average cost	96.5	94.4
Deferred refueling outage costs	19.5	9.6
Refundable income taxes	7.6	9.0
Deferred income taxes	2.6	5.6
Prepaid expenses and other assets	12.2	10.0
Total	416.3	441.9
Utility Plant, at Original Cost
Electric	7,599.6	7,540.9
Less-accumulated depreciation	3,152.2	3,104.4
Net utility plant in service	4,447.4	4,436.5
Construction work in progress	215.4	227.6
Nuclear fuel, net of amortization of $136.9 and $131.1	74.2	79.2
Total	4,737.0	4,743.3
Investments and Other Assets
Nuclear decommissioning trust fund	135.1	129.2
Regulatory assets	683.6	679.6
Other	41.5	32.3
Total	860.2	841.1
Total	$6,013.5	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$95.0
Commercial paper	288.8	263.5
Current maturities of long-term debt	275.5	150.3
Accounts payable	148.3	201.7
Accrued taxes	40.9	21.3
Accrued interest	38.5	26.2
Accrued compensation and benefits	36.5	46.8
Pension and post-retirement liability	2.6	2.6
Other	16.8	7.8
Total	942.9	815.2
Deferred Credits and Other Liabilities
Deferred income taxes	687.2	692.0
Deferred tax credits	129.4	129.4
Asset retirement obligations	131.8	129.7
Pension and post-retirement liability	404.4	407.3
Regulatory liabilities	147.5	141.3
Other	80.4	76.7
Total	1,580.7	1,576.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	457.3	478.3
Accumulated other comprehensive loss	(35.1)	(36.4)
Total	1,985.3	2,005.0
Long-term debt (Note 9)	1,504.6	1,629.7
Total	3,489.9	3,634.7
Commitments and Contingencies (Note 10)
Total	$6,013.5	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2011	2010
Operating Revenues	(millions)
Electric revenues	$330.8	$335.6
Operating Expenses
Fuel	68.2	61.5
Purchased power	21.4	27.3
Transmission of electricity by others	4.3	2.9
Operating and maintenance expenses	114.9	108.7
Voluntary separation program	6.8	-
Depreciation and amortization	53.4	63.5
General taxes	33.9	31.2
Other	1.4	-
Total	304.3	295.1
Operating income	26.5	40.5
Non-operating income	0.5	8.8
Non-operating expenses	(1.0)	(0.8)
Interest charges	(23.1)	(21.7)
Income before income tax (expense) benefit	2.9	26.8
Income tax (expense) benefit	1.1	(7.6)
Net income	$4.0	$19.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$4.0	$19.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	53.4	63.5
Amortization of:
Nuclear fuel	5.8	6.1
Other	6.8	5.6
Deferred income taxes, net	(3.5)	(16.1)
Investment tax credit amortization	-	(0.4)
Other operating activities (Note 2)	(20.7)	(57.1)
Net cash from operating activities	45.8	20.8
Cash Flows from Investing Activities
Utility capital expenditures	(75.5)	(131.2)
Allowance for borrowed funds used during construction	(0.8)	(7.8)
Purchases of nuclear decommissioning trust investments	(3.8)	(65.8)
Proceeds from nuclear decommissioning trust investments	2.9	64.9
Net money pool lending	12.1	6.0
Other investing activities	(3.9)	(2.1)
Net cash from investing activities	(69.0)	(136.0)
Cash Flows from Financing Activities
Net change in short-term borrowings	25.3	17.4
Net change in collateralized short-term borrowings	-	95.0
Net money pool borrowings	20.8	7.7
Dividends paid to Great Plains Energy	(25.0)	(20.0)
Net cash from financing activities	21.1	100.1
Net Change in Cash and Cash Equivalents	(2.1)	(15.1)
Cash and Cash Equivalents at Beginning of Year	3.6	17.4
Cash and Cash Equivalents at End of Period	$1.5	$2.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2011		2010
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Ending Balance	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		478.3		410.1
Net income		4.0		19.2
Dividends:
Common stock held by Great Plains Energy		(25.0)		(20.0)
Ending balance		457.3		409.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(36.4)		(41.5)
Derivative hedging activity, net of tax		1.3		1.1
Ending balance		(35.1)		(40.4)
Total Common Shareholder's Equity		$1,985.3		$1,932.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2011	2010
	(millions)
Net income	$4.0	$19.2
Other comprehensive income (loss)
Loss on derivative hedging instruments	-	(0.4)
Income tax benefit	-	0.2
Net loss on derivative hedging instruments	-	(0.2)
Reclassification to expenses, net of tax	1.3	1.3
Derivative hedging activity, net of tax	1.3	1.1
Comprehensive income	$5.3	$20.3

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

Great Plains Energy’s sole reportable business segment is electric utility.  See Note 16 for additional information.

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net loss attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

Three Months Ended March 31	2011	2010
Income	(millions, except per share amounts)
Net income	$2.3	$20.3
Less: net loss attributable to noncontrolling interest	(0.1)	-
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$2.0	$19.9
Common Shares Outstanding
Average number of common shares outstanding	135.4	134.9
Add: effect of dilutive securities	2.8	1.7
Diluted average number of common shares outstanding	138.2	136.6

Basic EPS	$0.02	$0.15
Diluted EPS	$0.01	$0.15

The computation of diluted EPS for the three months ended March 31, 2011, excludes anti-dilutive shares consisting of 213,522 performance shares, 39,722 restricted stock shares and 159,665 stock options.

The computation of diluted EPS for the three months ended March 31, 2010, excludes anti-dilutive shares consisting of 8,430 performance shares, 251,526 restricted stock shares and 218,846 stock options.

Dividends Declared
In May 2011, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable June 20, 2011, to shareholders of record as of May 27, 2011.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2011, to shareholders of record as of August 11, 2011.

In May 2011, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on June 17, 2011.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$44.7	$42.1
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	(7.7)	(0.4)
Materials and supplies	(2.4)	(6.5)
Accounts payable	(79.8)	(67.7)
Accrued taxes	28.2	27.2
Accrued interest	(3.2)	(1.5)
Deferred refueling outage costs	(9.9)	2.9
Fuel adjustment clauses	(2.0)	(1.1)
Pension and post-retirement benefit obligations	5.2	13.6
Allowance for equity funds used during construction	(0.4)	(10.1)
Iatan Nos. 1 and 2 impact of disallowed construction costs	2.0	-
Other	(10.4)	(23.2)
Total other operating activities	$(35.7)	$(119.7)
Cash paid during the period:
Interest	$71.4	$58.0
Income taxes	$-	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$21.2	$52.9

KCP&L Other Operating Activities
Three Months Ended March 31	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$29.8	$40.3
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	(13.2)	(1.8)
Materials and supplies	(2.1)	(4.2)
Accounts payable	(56.3)	(52.6)
Accrued taxes	21.0	39.6
Accrued interest	12.3	12.1
Deferred refueling outage costs	(9.9)	2.9
Pension and post-retirement benefit obligations	9.1	16.3
Allowance for equity funds used during construction	-	(8.1)
Kansas Energy Cost Adjustment	(4.9)	(0.5)
Iatan Nos. 1 and 2 impact of disallowed construction costs	1.3	-
Other	(7.8)	(6.1)
Total other operating activities	$(20.7)	$(57.1)
Cash paid during the period:
Interest	$18.3	$10.8
Income taxes	$-	$1.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$18.5	$51.1

Significant Non-Cash Items
On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash for the three months ended March 31, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	March 31	December 31
	2011	2010
Great Plains Energy	(millions)
Customer accounts receivable - billed	$54.2	$62.0
Customer accounts receivable - unbilled	65.9	82.3
Allowance for doubtful accounts	(1.9)	(2.7)
Other receivables	73.7	100.1
Total	$191.9	$241.7
KCP&L
Customer accounts receivable - billed	$2.9	$6.5
Customer accounts receivable - unbilled	38.6	50.1
Allowance for doubtful accounts	(0.9)	(1.5)
Intercompany receivables	19.4	43.2
Other receivables	62.9	71.1
Total	$122.9	$169.4

Great Plains Energy’s and KCP&L’s other receivables at March 31, 2011, and December 31, 2010, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable recognized on Great Plains Energy’s and KCP&L’s balance sheets at March 31, 2011, and December 31, 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in October 2011.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(291.9)	$291.9	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.9	0.2
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(308.3)	308.3	-
Cash paid to KCP&L for receivables purchased	304.4	(304.4)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Three Months Ended March 31, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(294.3)	$294.3	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.9	0.2
Servicing fees	0.5	(0.5)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(308.1)	308.1	-
Cash paid to KCP&L for receivables purchased	304.2	(304.2)	-
Servicing fees	0.5	(0.5)	-
Interest on intercompany note	0.1	(0.1)	-

(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek’s operating license expires in 2045.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

In March 2011, the NRC established a task force to conduct a 90-day review and a longer-term review of U.S. nuclear power plant safety in the aftermath of a March 11, 2011, earthquake and tsunami that eventually resulted in station blackout and a level 7 event on the International Nuclear and Radiological Event Scale (the highest level event on the scale) at Japan’s Fukushima Daiichi nuclear power plant.  Initially, the task force will identify potential near-term actions that affect U.S. power reactors, including their spent fuel pools.  The task force expects to develop recommendations for the NRC on whether it should require immediate enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes.  Wolf Creek is currently in a status that calls for heightened NRC oversight; however, management expects Wolf Creek to return to the lowest level of NRC oversight before the end of 2011.  The timing and effects of any NRC action cannot be determined at this time.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  An NRC board denied the DOE’s motion to withdraw its application in June 2010, and the DOE appealed that decision to the full NRC in July 2010.  The NRC has not yet decided that appeal.  The question of the DOE’s legal authority to withdraw its license application also is pending in multiple lawsuits filed with a federal appellate court.  Oral argument to the court occurred in March 2011 and the parties await a decision.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

	March 31	December 31
	2011	2010
Decommissioning Trust	(millions)
Beginning balance January 1	$129.2	$112.5
Contributions	0.9	3.7
Earned income, net of fees	0.7	2.0
Net realized gains	0.1	6.7
Net unrealized gains	4.2	4.3
Ending balance	$135.1	$129.2

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31				December 31
	2011				2010
		Gross	Gross			Gross	Gross
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$73.6	$17.7	$(1.2)	$90.1	$73.4	$13.1	$(1.0)	$85.5
Debt securities	38.9	2.4	(0.1)	41.2	38.1	2.6	(0.1)	40.6
Other	3.8	-	-	3.8	3.1	-	-	3.1
Total	$116.3	$20.1	$(1.3)	$135.1	$114.6	$15.7	$(1.1)	$129.2

The weighted average maturity of debt securities held by the trust at March 31, 2011, was approximately 7.4 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities by the nuclear decommissioning trust fund.

Three Months Ended March 31	2011	2010
	(millions)
Realized gains	$0.1	$6.8
Realized losses	-	(0.4)

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
In November 2010, The State Corporation Commission of the State of Kansas (KCC) issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On June 4, 2010, KCP&L filed a request with the Missouri Public Service Commission (MPSC) to increase its Missouri retail electric annual revenues by $92.1 million.  The request was ultimately adjusted during the rate case proceedings by KCP&L to $66.5 million as the net result of lower fuel and purchased power costs and other updates to the case.  KCP&L’s initial and updated requests reflected, among other things, a proposed annual offset to its revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset); the final update included a proposed wholesale margin offset of approximately $29.4 million.  On April 12, 2011, the MPSC issued its order and on April 14, 2011, the MPSC Staff filed a report which quantified the authorized revenue increase as approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the MPSC order, KCP&L recognized Missouri jurisdictional losses of $1.3 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases (discussed below).  Therefore, GMO’s portion of these costs was recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a $2.0 million pre-tax loss representing KCP&L’s and GMO’s combined share for these Iatan construction costs incurred through March 31, 2011.

KCP&L also recorded a $3.3 million loss for other disallowed costs in the MPSC order.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases.  Therefore, GMO’s portion of these costs was recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a combined $4.9 million pre-tax loss.

The rates established by the MPSC order will take effect on May 4, 2011.  Parties to the case may file applications for rehearing with the MPSC by that date, and may also file court appeals.  However, the rates authorized by the MPSC order will be effective unless and until modified by the MPSC or stayed by a court.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO, which they have done and are awaiting a decision.

GMO Missouri Rate Case Proceedings
On June 4, 2010, GMO filed requests with the MPSC to increase its Missouri retail electric annual revenues by $75.8 million for its Missouri Public Service division, and $22.1 million for its St. Joseph Light & Power division.  GMO subsequently adjusted its requests during the rate case proceedings to $65.9 million and $23.2 million, respectively, as the net result of updates to the cases.

On February 22, 2011, the MPSC Staff filed updated testimony recommending revenue increase ranges of approximately $29,000 to $9.2 million for GMO’s Missouri Public Service division and approximately $14.9 million to $18.4 million for GMO’s St. Joseph Light & Power division.  The revenue recommendations reflect the MPSC staff’s proposed construction cost disallowances for Iatan No. 2 and the Iatan No. 1 environmental project, among other differences from GMO’s requests.

Additionally, with respect to GMO’s Missouri Public Service division, one of the differences between the MPSC staff’s revenue recommendation and GMO’s request is the rate base amount for GMO’s Crossroads Energy Center (Crossroads).  GMO’s request included a rate base amount of approximately $104 million for Crossroads.  In the event of a disallowance of Crossroads costs, Great Plains Energy would compare the sum of the undiscounted expected future cash flows from Crossroads to its carrying value.  If the sum of the undiscounted expected future cash flows from Crossroads is less than the carrying value, Great Plains Energy would recognize an impairment loss on its income statement with a corresponding write-down of utility plant on its balance sheet.  The amount of the impairment loss recognized would be the excess of the carrying value of Crossroads over its fair value.

The outcome of the GMO case will likely be different from either of the positions of GMO or MPSC staff, though the decision of the MPSC cannot be projected.  An order in these cases is expected in May 2011, with rates to take effect on June 4, 2011.

SPP and NERC Inquiries
The Southwest Power Pool, Inc. (SPP) conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  The North American Electric Reliability Corporation (NERC) is also investigating the circumstances surrounding this transmission system outage.  The outcome of the outage inquiry cannot be predicted at this time.

MPSC Regulatory Approval of the GMO Acquisition
Appeals of the MPSC order approving the GMO acquisition were filed with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  That decision was appealed and the Missouri Court of Appeals, Western District, upheld the MPSC order in August 2010.  The case was transferred to the Missouri Supreme Court in December 2010.  Oral argument took place in March 2011.  The parties await a decision.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
March 31, 2011	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$118.0		$25.3		$143.3
Loss on reacquired debt	4.9	(a)	0.7	(a)	5.6
Cost of removal	9.0		-		9.0
Asset retirement obligations	28.4		13.0		41.4
Pension settlements	7.9	(b)	-		7.9
Pension and post-retirement costs	366.2	(c)	111.9	(c)	478.1
Deferred customer programs	44.7	(d)	16.9		61.6
Rate case expenses	12.7	(e)	4.6	(e)	17.3
Skill set realignment costs	4.4	(f)	-		4.4
Fuel adjustment clauses	13.1	(e)	34.4	(e)	47.5
Acquisition transition costs	28.8	(g)	22.5	(g)	51.3
St. Joseph Light & Power acquisition	-		2.4	(h)	2.4
Storm damage	-		2.8	(i)	2.8
Derivative instruments	-		1.5	(j)	1.5
Iatan No. 1 and Common facilities depreciation and carrying costs	16.3		5.4	(k)	21.7
Iatan No. 2 construction accounting costs	26.0		11.6	(k)	37.6
Other	3.2	(l)	0.8	(l)	4.0
Total	$683.6		$253.8		$937.4
Regulatory Liabilities
Emission allowances	$85.5		$0.5		$86.0
Asset retirement obligations	49.4		-		49.4
Pension	-		38.0		38.0
Cost of removal	-		62.0	(m)	62.0
Other	12.6		19.3		31.9
Total	$147.5		$119.8		$267.3

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$4.3 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$12.0 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$2.7 million not included in rate base and amortized through 2017.
(g)	Not included in rate base and amortized through 2016.
(h)	Not included in rate base and amortized through 2015.
(i)	Not included in rate base and amortized through 2012.
(j)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(k)	Not included in rate base and under consideration in the pending Missouri rate cases.
(l)	Certain insignificant items are not included in rate base and amortized over various periods.
(m)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2010	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$117.2	$25.3	$142.5
Loss on reacquired debt	5.0	0.7	5.7
Cost of removal	8.5	-	8.5
Asset retirement obligations	27.5	12.8	40.3
Pension settlements	9.0	-	9.0
Pension and post-retirement costs	377.1	106.7	483.8
Deferred customer programs	44.7	15.6	60.3
Rate case expenses	12.3	3.3	15.6
Skill set realignment costs	4.8	-	4.8
Fuel adjustment clauses	8.4	37.1	45.5
Acquisition transition costs	29.3	22.5	51.8
St. Joseph Light & Power acquisition	-	2.6	2.6
Storm damage	-	3.2	3.2
Derivative instruments	-	3.1	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	15.1	4.3	19.4
Iatan No. 2 construction accounting costs	17.2	6.5	23.7
Other	3.5	0.7	4.2
Total	$679.6	$244.4	$924.0
Regulatory Liabilities
Emission allowances	$85.9	$0.5	$86.4
Asset retirement obligations	44.9	-	44.9
Pension	-	37.1	37.1
Cost of removal	-	62.8	62.8
Other	10.5	16.5	27.0
Total	$141.3	$116.9	$258.2

6.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND VOLUNTARY SEPARATION PROGRAM

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

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under Generally Accepted Accounting Principles (GAAP) and pension costs for ratemaking to be recognized as a regulatory asset or liability.  The pension differences between the financial and regulatory accounting methods is due to timing and will be eliminated over the life of the pension plans.

The following table provides Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2011	2010	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$7.8	$7.6	$0.8	$0.9
Interest cost	12.5	12.3	2.0	2.2
Expected return on plan assets	(9.6)	(9.1)	(0.4)	(0.5)
Prior service cost	1.1	1.2	1.8	1.8
Recognized net actuarial loss (gain)	9.7	9.3	(0.1)	-
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	21.5	21.3	4.4	4.7
Regulatory adjustment	(6.4)	(8.4)	0.2	-
Net periodic benefit costs	$15.1	$12.9	$4.6	$4.7

For the three months ended March 31, 2011, Great Plains Energy contributed $14.7 million to the pension plans and expects to contribute an additional $86.3 million in 2011 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

Voluntary Separation Program
In March 2011, Great Plains Energy and KCP&L announced an organizational realignment process and a voluntary separation program to assist in the management of overall costs within the level reflected in the Companies’ retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee of the Companies could voluntarily elect to separate from the Companies and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  Approximately 140 employees made such elections and the majority separated from the Companies on April 30, 2011.  Great Plains Energy and KCP&L recorded $9.7 million and $6.8 million, respectively, for the three months ended March 31, 2011, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Companies to employees who elected to voluntarily separate from the Companies.  Great Plains Energy and KCP&L expect to incur total costs of approximately $14.2 million and $9.9 million, respectively, in connection with this voluntary separation program during 2011.

The Companies are currently assessing if a material pension settlement charge may result from the voluntary separation program as a result of accelerated pension distributions.  If a pension settlement charge is incurred, the Companies expect to defer the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

Three Months Ended March 31	2011	2010
Great Plains Energy	(millions)
Compensation expense	$1.6	$0.3
Income tax benefits	0.6	0.1
KCP&L
Compensation expense	1.1	0.2
Income tax benefits	0.4	-

Performance Shares
Performance share activity for the three months ended March 31, 2011, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	431,784	$18.01
Granted	134,032	22.31
Earned	(68,258)	11.04
Forfeited	(10,975)	19.65
Ending balance	486,583	20.14
* weighted-average

At March 31, 2011, the remaining weighted-average contractual term was 1.7 years.  The weighted-average grant-date fair value of shares granted was $22.31 and $23.38 for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, there was $4.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid for the three months ended March 31, 2011 and 2010, was $0.8 million and insignificant, respectively.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2011, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	406,657	$16.23
Granted and issued	135,532	19.14
Vested	(110,347)	17.89
Forfeited	(6,927)	15.39
Ending balance	424,915	16.84
* weighted-average

At March 31, 2011, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2011 and 2010, was $19.14 and $17.71, respectively.  At March 31, 2011, there was $4.7 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended March 31, 2011 and 2010, was $2.0 million and $4.9 million, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in August 2013.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2011, Great Plains Energy was in compliance with this covenant.  At March 31, 2011, Great Plains Energy had $14.0 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.7 million under the credit facility.  At December 31, 2010, Great Plains Energy had $9.5 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in August 2013.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2011, KCP&L was in compliance with this covenant.  At March 31, 2011, KCP&L had $288.8 million of commercial paper outstanding, at a weighted-average interest rate of 0.40%, $20.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2010, KCP&L had $263.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $450 Million Revolving Credit Facility
GMO’s $450 million revolving credit facility with a group of banks expires in August 2013.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2011, GMO was in compliance with this covenant.  At March 31, 2011, GMO had $205.0 million of outstanding cash borrowings with a weighed-average interest rate of 3.06% and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under the credit facility.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2011	2010
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A (8.59% rate**)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.125% EIRR Series 2007A-1	2035	63.3	63.3
2.625% EIRR Series 2007A-2	2035	10.0	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate**)	2017	250.0	250.0
6.375% Series (7.49% rate**)	2018	350.0	350.0
6.05% Series (5.78% rate**)	2035	250.0	250.0
EIRR Bonds
4.90% Series 2008	2038	23.4	23.4
Other	2011-2018	3.3	3.3
Current maturities		(275.5)	(150.3)
Unamortized discount		(1.9)	(2.0)
Total KCP&L		1,504.6	1,629.7

Other Great Plains Energy
GMO First Mortgage Bonds
9.44% Series	2012-2021	11.2	12.4
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.262%*** Wamego Series 1996	2026	7.3	7.3
0.548%*** State Environmental 1993	2028	5.0	5.0
GMO Senior Notes
7.95% Series		-	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		40.9	49.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate**)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate**)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2042	287.5	287.5
Current maturities		(198.1)	(335.4)
Unamortized discount		(0.5)	(0.5)
Total Great Plains Energy excluding current maturities		$2,807.4	$2,942.7
* Weighted-average interest rates at March 31, 2011
** Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
*** Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At March 31, 2011, and December 31, 2010, the book value of Great Plains Energy’s long-term debt, including current maturities, was $3.3 billion and $3.4 billion, respectively.  At March 31, 2011, and December 31, 2010, the fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.5 billion and $3.7 billion, respectively.  At March 31, 2011, and December 31, 2010, the book value of KCP&L’s long-term debt, including current maturities, was $1.8 billion.  At March 31, 2011, and December 31, 2010, the fair value of KCP&L’s long-term debt, including current maturities, was $1.9 billion.

KCP&L General Mortgage Bonds and EIRR Bonds
In April 2011, KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds.  KCP&L opted to purchase rather than remarket the bonds given the poor conditions in the tax-exempt market.  The bonds were reported as current maturities of long-term debt on Great Plains Energy’s and KCP&L’s balance sheets at March 31, 2011.  KCP&L issued commercial paper to fund the purchase of the bonds. As of April 2011, the bonds were still outstanding, but will not be reported as a liability on the balance sheet since they are being held by KCP&L.  KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.

GMO Senior Notes
In February 2011, GMO repaid its $137.3 million 7.95% Senior Notes that matured in February 2011 with borrowings from its short-term revolving credit facility.

10.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
Great Plains Energy and KCP&L are subject to extensive regulation by federal, state and local authorities with regard to environmental matters primarily through their utility operations.  In addition to imposing extensive and continuing compliance obligations, laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  The cost of complying with current and future environmental requirements is expected to be material to Great Plains Energy and KCP&L.  Failure to comply with environmental requirements or to timely recover environmental costs through rates could have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR), the best available retrofit technology (BART) rule and the industrial boiler rule (discussed below) is approximately $1 billion.

As discussed below, CAIR has been remanded to the EPA, but remains in effect until the EPA issues final rules consistent with the court’s order or until the court takes further action.  In July 2010, the EPA proposed the

Transport Rule to replace CAIR.  In March 2011, the EPA proposed maximum achievable control technology (MACT) standards for mercury and other hazardous air pollutant emissions.  While the Companies cannot reasonably predict at this time the impacts of final rules, if the rules were finalized as currently proposed, the Companies expect that any required capital expenditures to comply with the Transport Rule, BART, the industrial boiler rule and MACT standards for mercury and other hazardous air pollutant emissions would be within the approximate $1 billion estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently effective CAIR, BART and industrial boiler rule.  However, due to uncertainties regarding the proposed rules (discussed below), it is not possible to predict what the final rules may be, when the rules may be issued, or the costs associated with such final rules.  The actual cost of compliance with any future rules, and with BART, may be significantly different from the cost estimate provided.

The potential capital costs of the Collaboration Agreement provisions (discussed below) relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the disclosed overall capital cost estimate of approximately $1 billion (discussed above).  However, the estimated capital costs do not reflect potential costs relating to requirements enacted in the future, including potential requirements regarding climate change (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement or that may be required under the Missouri or Kansas renewable energy standards, which are discussed below.  The estimate does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to the Companies’ ongoing compliance with current or future environmental laws.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement and the Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies’ environmental reputation.

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

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At March 31, 2011, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 150,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  At March 31, 2011, GMO had accumulated unused SO2 emission allowances sufficient to support just over 16,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, and are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

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

In April 2010, the EPA, in a court approved settlement, agreed to develop MACT standards for mercury and potentially other hazardous air pollutant emissions.  In the settlement agreement, the EPA agreed to propose MACT standards in March 2011 with final standards by November 2011.  In March 2011, the EPA issued a proposed rule that would reduce emissions of hazardous air pollutants from new and existing coal-fired EGUs with a capacity of 25MW or greater.  The proposed rule would establish numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrogen chloride (a surrogate for acid gases).  The proposed rule would establish work practices, instead of numerical emission limits, for organic hazardous air pollutants, including dioxin/furan.  Compliance with the rule would need to be addressed by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  Any final rule could have a significant adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, dioxin, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The EPA also announced it will allow an administrative reconsideration of the final rule seeking additional comment.  The final rule establishes emission limits for KCP&L’s and GMO’s new and existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.

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

KCP&L has received requests for information from the Kansas Department of Health and Environment (KDHE) pertaining to a past LaCygne No. 1 scrubber project.  KCP&L is working with the KDHE to resolve this issue and management currently believes the outcome will not have a significant impact to Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012 with 100MW to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  In 2010, KCP&L completed a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it already owned and also secured 52MW of renewable energy credits.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 132MW of wind generation beginning in 2012.  KCP&L is evaluating alternatives to meet the remaining wind generation capacity requirement, including the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.

KCP&L agreed in the Collaboration Agreement to seek a consent agreement, which it has done, with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L has issued requests for proposals for environmental equipment required to comply with BART at the LaCygne Station and is evaluating the responses.  In February 2011, KCP&L filed a request with KCC for predetermination of the ratemaking treatment that will apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the LaCygne Station.  The request for predetermination includes an estimated total project cost of $1.23 billion.  KCP&L’s 50% share of the estimated cost is $615 million.  A KCC decision on the predetermination filing is expected in August 2011.  In a related proceeding, in January 2011, KCC opened a general investigation docket regarding KCP&L and Westar environmental retrofits upon the recommendation of the KCC Staff and the

Citizens Utility Ratepayers Board.  The Companies cannot predict the outcome or timing of this matter but the outcome could have the potential to impact the Companies’ resource planning in the future.

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

Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and, as discussed below, are subject to certain greenhouse gas permitting requirements starting in 2011.  Management believes it is likely that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 23 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.

Laws have recently been passed in Missouri and Kansas, the states in which the Companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also likely.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  The U.S. Supreme Court has heard arguments and is expected to rule on an appeal of one of those suits.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

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

In March 2011, the EPA announced it finalized a settlement agreement to issue a rule that will address greenhouse gas emissions from EGUs.  The rule would establish new source performance standards for new and modified EGUs and emission guidelines for existing EGUs.  Under the settlement agreement, the EPA committed to issuing proposed regulations by July 2011, and final regulations by May 2012.

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

KCP&L and GMO project that their current renewable resources (including accumulated renewable energy credits) will be sufficient for compliance with the Missouri requirements, exclusive of the solar requirement, through 2021 and 2015, respectively.  KCP&L and GMO project that the purchase of solar renewable energy credits will be sufficient for compliance with the Missouri requirements through 2011.  The Companies have issued requests for proposals for compliance with the solar requirement beyond 2011 and are evaluating the proposals.  KCP&L and GMO continue to evaluate options for compliance beyond these years.

KCP&L also projects that its current renewable resources (including accumulated renewable energy credits) combined with the 48MW wind project and 52MW of renewable energy credits discussed above will be sufficient for compliance with the 2011 Kansas requirements.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 132 MW of wind generation beginning in 2012.  With this PPA, KCP&L anticipates its renewable resources will be sufficient for compliance with the Kansas requirements in 2012.

Additionally, in November 2007, governors from six Midwestern states, including Kansas, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.

Greenhouse gas legislation or regulation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including the potential costs and impacts of achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed and/or regulations are issued.  Management will continue to monitor the progress of relevant legislation and regulations.

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

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2.  The EPA revised the primary SO2 standard by establishing a new 1-hour standard at a level of 0.075 ppm.  The EPA revoked the two existing primary standards of 0.140 ppm evaluated over 24-hours and 0.030 ppm evaluated over an entire year.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the nonattainment designations are approved and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Montrose Station Notice of Violation
In June 2009, KCP&L received notification from the MDNR alleging that its Montrose Station had excess particulate matter emissions in 2008.  KCP&L is working with the MDNR to resolve this issue and management believes the outcome will not have a significant impact to Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment).  The EPA agreed to finalize the rule by July 2012.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

At March 31, 2011, and December 31, 2010, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At March 31, 2011, and December 31, 2010, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at March 31, 2011, and December 31, 2010, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

11.	LEGAL PROCEEDINGS

KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010, and a decision was issued in November 2010, granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  The court has set a briefing schedule.  Briefing likely will conclude in the fourth quarter of 2011, and the parties will present their oral arguments to the court sometime thereafter.

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  Written discovery and depositions are underway.  This matter is set for trial in November 2011.  Management cannot predict the outcome of this matter.

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

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $29.5 million and $27.1 million, respectively, for the three months ended March 31, 2011 and 2010.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	March 31	December 31
	2011	2010
	(millions)
Receivable (payable) from/to GMO	$(8.7)	$29.6
Receivable (payable) from/to Great Plains Energy	(2.6)	13.3
Receivable from MPS Merchant	19.4	0.3

13.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At March 31, 2011, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, includes provisions related to the swaps and over-the-counter derivative markets.  The Companies currently expect that their commodity and interest rate hedges will be exempt from mandatory clearing and exchange trading requirements.  Capital and margin requirements for these hedges are expected to be determined over the next year as regulatory agencies implement rules.  While the Companies currently do not anticipate this law and the associated regulatory rules will have a material impact on their financial condition, the ultimate impact cannot be reasonably determined until the final rules are issued.

Interest Rate Risk Management
In December 2009 and January 2010, Great Plains Energy entered into five forward starting swaps (FSS) with total notional amounts of $350.0 million to hedge against interest rate fluctuations on debt anticipated to be issued in the second quarter of 2011.  The five FSS remove a portion of the interest rate variability on $350.0 million of the debt expected to be issued thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The five FSS are treated as cash flow hedges with no ineffectiveness for the three months ended March 31, 2011 and 2010.  At March 31, 2011, a $20.3 million loss was recorded in OCI for the five FSS.  The FSS will settle simultaneously with the issuance of the underlying long-term debt expected to be issued.  Any gain or loss on the settlement will be recorded to OCI and reclassified to interest expense over the life of the debt.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At March 31, 2011, KCP&L has hedged 62%, 47% and 25%, respectively, of the 2011, 2012 and 2013 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended March 31, 2011 and 2010.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At March 31, 2011, GMO had financial contracts in place to hedge approximately 94%, 55% and 37% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2011, 2012 and 2013, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	March 31		December 31
	2011		2010
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$6.0	$-	$4.0	$-
Non-hedging derivatives	87.9	(0.7)	59.5	(2.5)
Forward contracts
Non-hedging derivatives	173.7	10.9	202.8	8.9
Option contracts
Non-hedging derivatives	0.6	0.1	0.2	-
Anticipated debt issuance
Forward starting swaps	350.0	(20.3)	350.0	(20.8)
KCP&L
Futures contracts
Cash flow hedges	6.0	-	4.0	-

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

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$-
Interest rate contracts	Derivative instruments	-	20.3
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	11.8	1.5
Total Derivatives		$11.8	$21.8

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1
Interest rate contracts	Derivative instruments	-	20.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.4	3.0
Total Derivatives		$9.5	$23.9

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$-

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2011	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$0.5	Interest Charges	$(2.9)
Commodity contracts	-	Fuel	-
Income Taxes	(0.1)	Income Tax Expense	1.2
Total	$0.4	Total	$(1.7)

Three Months Ended March 31, 2010
Interest rate contracts	$(7.4)	Interest Charges	$(2.3)
Commodity contracts	(0.4)	Fuel	-
Income Taxes	3.1	Income Tax Expense	0.9
Total	$(4.7)	Total	$(1.4)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2011	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$-	Interest Charges	$(2.2)
Commodity contracts	-	Fuel	-
Income Taxes	-	Income Tax Expense	0.9
Total	$-	Total	$(1.3)

Three Months Ended March 31, 2010
Interest rate contracts	$-	Interest Charges	$(2.2)
Commodity contracts	(0.4)	Fuel	-
Income Taxes	0.2	Income Tax Expense	0.9
Total	$(0.2)	Total	$(1.3)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized in Regulatory
	Account on Derivatives	Income Statement
Three Months Ended March 31, 2011	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Commodity contracts	$(0.3)	Fuel	$(1.9)
Total	$(0.3)	Total	$(1.9)

Three Months Ended March 31, 2010
Commodity contracts	$(6.3)	Fuel	$(2.2)
Total	$(6.3)	Total	$(2.2)

Great Plains Energy’s income statement reflects gains for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $1.9 million and $2.0 million, respectively, for the three months ended March 31, 2011 and 2010.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2011	2010	2011	2010
	(millions)
Current assets	$11.9	$12.0	$11.9	$12.0
Current liabilities	(98.0)	(101.5)	(69.3)	(71.6)
Deferred income taxes	33.5	34.8	22.3	23.2
Total	$(52.6)	$(54.7)	$(35.1)	$(36.4)

Great Plains Energy’s accumulated OCI in the table above at March 31, 2011, includes $17.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.8 million that is expected to be reclassified to expense over the next twelve months.

14.	FAIR VALUE MEASUREMENTS

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

Level 3 – Unobservable inputs, reflecting Great Plains Energy’s and KCP&L’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011, and December 31, 2010.

			Fair Value Measurements Using

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	March 31		Assets	Inputs	Inputs
Description	2011	Netting(d)	(Level 1)	(Level 2)	(Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$-	$-	$-	$-
Nuclear decommissioning trust (b)
Equity securities	90.1	-	90.1	-	-
Debt securities
U.S. Treasury	9.2	-	9.2	-	-
U.S. Agency	4.7	-	-	4.7	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	24.1	-	-	24.1	-
Foreign governments	0.7	-	-	0.7	-
Other	0.5	-	-	0.5	-
Total nuclear decommissioning trust	131.8	-	99.3	32.5	-
Total	131.8	-	99.3	32.5	-
Liabilities
Derivative instruments (a)	-	-	-	-	-
Total	$-	$-	$-	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$11.0	$(0.8)	$0.8	$5.3	$5.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	18.2	(0.8)	1.0	12.3	5.7
Liabilities
Derivative instruments (a)	20.3	(1.5)	1.5	20.3	-
Total	$20.3	$(1.5)	$1.5	$20.3	$-
Great Plains Energy
Assets
Derivative instruments (a)	$11.0	$(0.8)	$0.8	$5.3	$5.7
Nuclear decommissioning trust (b)	131.8	-	99.3	32.5	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	150.0	(0.8)	100.3	44.8	5.7
Liabilities
Derivative instruments (a)	20.3	(1.5)	1.5	20.3	-
Total	$20.3	$(1.5)	$1.5	$20.3	$-

			Fair Value Measurements Using

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	December 31		Assets	Inputs	Inputs
Description	2010	Netting(d)	(Level 1)	(Level 2)	(Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.1)	$0.1	$-	$-
Nuclear decommissioning trust (b)
Equity securities	85.5	-	85.5	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.8	-	-	4.8	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	23.7	-	-	23.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.4	-	-	0.4	-
Total nuclear decommissioning trust	126.5	-	94.4	32.1	-
Total	126.5	(0.1)	94.5	32.1	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.5)	$0.5	$5.2	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.1	(0.5)	0.7	12.2	3.7
Liabilities
Derivative instruments (a)	20.8	(3.0)	3.0	20.8	-
Total	$20.8	$(3.0)	$3.0	$20.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.6)	$0.6	$5.2	$3.7
Nuclear decommissioning trust (b)	126.5	-	94.4	32.1	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	142.6	(0.6)	95.2	44.3	3.7
Liabilities
Derivative instruments (a)	20.8	(3.1)	3.1	20.8	-
Total	$20.8	$(3.1)	$3.1	$20.8	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $3.3 million and $2.7 million at March 31, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $14.2 million and $14.6 million at March 31, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At March 31, 2011, and December 31, 2010, Great Plains Energy netted $0.7 million and $2.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance January 1, 2011	$3.7
Total realized/unrealized gains or (losses)
Included in non-operating income	5.0
Settlements	(3.0)
Balance March 31, 2011	$5.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at March 31, 2011	$2.1

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(2.5)	(2.5)
Sales	(0.2)	-	(0.2)
Settlements	-	3.8	3.8
Balance March 31, 2010	$-	$5.4	$5.4

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at March 31, 2010	$-	$1.5	$1.5

15.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2011	2010
Current income taxes	(millions)
Federal	$1.1	$(0.8)
State	0.7	0.8
Foreign	(0.3)	-
Total	1.5	-
Deferred income taxes
Federal	(3.4)	3.8
State	(4.0)	0.9
Total	(7.4)	4.7
Noncurrent income taxes
Federal	1.0	0.8
State	0.1	0.2
Foreign	0.3	0.3
Total	1.4	1.3
Investment tax credit
Deferral	-	4.2
Amortization	(0.1)	(0.5)
Total	(0.1)	3.7
Income tax expense (benefit)	$(4.6)	$9.7

KCP&L
Three Months Ended March 31	2011	2010
Current income taxes	(millions)
Federal	$1.1	$16.2
State	0.3	3.1
Total	1.4	19.3
Deferred income taxes
Federal	(3.3)	(14.4)
State	(0.2)	(1.7)
Total	(3.5)	(16.1)
Noncurrent income taxes
Federal	0.9	0.5
State	0.1	0.1
Total	1.0	0.6
Investment tax credit
Deferral	-	4.2
Amortization	-	(0.4)
Total	-	3.8
Income tax expense (benefit)	$(1.1)	$7.6

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$(0.7)	$10.5	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	(2.6)	(39.1)	(8.6)
Amortization of investment tax credits	(0.1)	(0.5)	7.1	(1.8)
Federal income tax credits	(3.0)	(1.9)	140.2	(6.5)
State income taxes	0.4	0.9	(18.1)	3.1
Medicare Part D subsidy legislation	-	2.8	-	9.4
Changes in uncertain tax positions, net	0.3	0.3	(13.9)	1.1
Valuation allowance	(2.4)	-	112.8	-
Other	0.1	0.2	(9.5)	0.3
Total	$(4.6)	$9.7	214.5%	32.0%

KCP&L	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2011	2010	2011		2010
	(millions)
Federal statutory income tax	$1.0	$9.4	35.0%		35.0%
Differences between book and tax
depreciation not normalized	0.8	(2.1)	26.6		(7.8)
Amortization of investment tax credits	-	(0.4)	-		(1.3)
Federal income tax credits	(3.0)	(1.9)	(102.2)		(7.2)
State income taxes	0.2	0.7	5.5		2.6
Medicare Part D subsidy legislation	-	2.8	-		10.5
Other	(0.1)	(0.9)	(1.4)		(3.5)
Total	$(1.1)	$7.6	(36.5	) %	28.3%

Uncertain Tax Positions
At March 31, 2011, and December 31, 2010, Great Plains Energy had $43.8 million and $42.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $17.6 million and $17.3 million, respectively, at March 31, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.

At March 31, 2011, and December 31, 2010, KCP&L had $20.1 million and $19.1 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million at March 31, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2011	2010	2011	2010
	(millions)
Beginning balance	$42.0	$51.4	$19.1	$20.9
Additions for current year tax positions	0.4	2.7	-	1.3
Additions for prior year tax positions	1.5	2.1	1.4	1.5
Reductions for prior year tax positions	(0.4)	(10.6)	(0.4)	(1.6)
Settlements	-	(3.8)	-	(2.9)
Statute expirations	-	(0.3)	-	(0.1)
Foreign currency translation adjustments	0.3	0.5	-	-
Ending balance	$43.8	$42.0	$20.1	$19.1

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At March 31, 2011, and December 31, 2010, accrued interest related to unrecognized tax benefits for Great Plains Energy was $7.5 million and $6.7 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at March 31, 2011, and December 31, 2010.  KCP&L had accrued interest related to unrecognized tax benefits of $1.7 million and $1.4 million at March 31, 2011, and December 31, 2010, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006-2008 tax years.  The Company estimates that it is reasonably possible that $18.8 million for Great Plains Energy and $12.8 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

16.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Other includes GMO activity other than its regulated utility operations, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
March 31, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$492.9	$-	$492.9
Depreciation and amortization	(72.4)	-	(72.4)
Interest charges	(34.3)	(10.6)	(44.9)
Income tax (expense) benefit	(0.9)	5.5	4.6
Net income (loss) attributable to Great Plains Energy	7.0	(4.6)	2.4

Three Months Ended	Electric		Great Plains
March 31, 2010	Utility	Other	Energy
	(millions)
Operating revenues	$506.9	$-	$506.9
Depreciation and amortization	(82.2)	-	(82.2)
Interest charges	(36.2)	(10.3)	(46.5)
Income tax (expense) benefit	(11.6)	1.9	(9.7)
Net income (loss) attributable to Great Plains Energy	24.9	(4.6)	20.3

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
March 31, 2011	(millions)
Assets	$9,188.0	$46.3	$(431.8)	$8,802.5
Capital expenditures (a)	99.9	-	-	99.9
December 31, 2010
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures (a)	618.1	-	-	618.1
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

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 824,600 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2011, decreased to $2.0 million or $0.01 per share from $19.9 million or $0.15 per share for the same period in 2010 driven by an $8.4 million decrease in gross margin due to a decline in retail demand and the impact of increased coal transportation costs not recovered in KCP&L Missouri retail rates where there is no fuel recovery mechanism.  Gross margin is a financial measure that is not calculated in accordance with GAAP.  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations for further information.  Also driving the decrease in earnings available for common shareholders was $9.7 million of voluntary separation program expenses, $2.0 million of losses representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project and $4.9 million of expenses related to other accounting effects of the KCP&L MPSC rate order (discussed below).  Partially offsetting these decreases was reduced income tax expense related to these items.

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On June 4, 2010, KCP&L filed a request with the MPSC to increase its Missouri retail electric annual revenues by $92.1 million.  The request was ultimately adjusted during the rate case proceedings by KCP&L to $66.5 million as the net result of lower fuel and purchased power costs and other updates to the case.  KCP&L’s initial and updated requests reflected, among other things, a proposed annual offset to its revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset); the final update included a proposed wholesale margin offset of approximately $29.4 million.  On April 12, 2011, the MPSC issued its order and on April 14, 2011, the MPSC Staff filed a report which quantified the authorized revenue increase as approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the MPSC order, KCP&L recognized Missouri jurisdictional losses of $1.3 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases (discussed below).  Therefore, GMO’s portion of these costs was recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a $2.0 million pre-tax loss representing KCP&L’s and GMO’s combined share for these Iatan construction costs incurred through March 31, 2011.

KCP&L also recorded a $3.3 million loss for other disallowed costs in the MPSC order.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases.  Therefore, GMO’s portion of these costs was recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a combined $4.9 million pre-tax loss.

The rates established by the MPSC order will take effect on May 4, 2011.  Parties to the case may file applications for rehearing with the MPSC by that date, and may also file court appeals.  However, the rates authorized by the MPSC order will be effective unless and until modified by the MPSC or stayed by a court.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO, which they have done and are awaiting a decision.

GMO Missouri Rate Case Proceedings
On June 4, 2010, GMO filed requests with the MPSC to increase its Missouri retail electric annual revenues by $75.8 million for its Missouri Public Service division, and $22.1 million for its St. Joseph Light & Power division.  GMO subsequently adjusted its requests during the rate case proceedings to $65.9 million and $23.2 million, respectively, as the net result of updates to the cases.

On February 22, 2011, the MPSC Staff filed updated testimony recommending revenue increase ranges of approximately $29,000 to $9.2 million for GMO’s Missouri Public Service division and approximately $14.9 million to $18.4 million for GMO’s St. Joseph Light & Power division.  The revenue recommendations reflect the MPSC staff’s proposed construction cost disallowances for Iatan No. 2 and the Iatan No. 1 environmental project, among other differences from GMO’s requests.

Additionally, with respect to GMO’s Missouri Public Service division, one of the differences between the MPSC staff’s revenue recommendation and GMO’s request is the rate base amount for GMO’s Crossroads Energy Center (Crossroads).  GMO’s request included a rate base amount of approximately $104 million for Crossroads.  In the event of a disallowance of Crossroads costs, Great Plains Energy would compare the sum of the undiscounted expected future cash flows from Crossroads to its carrying value.  If the sum of the undiscounted expected future cash flows from Crossroads is less than the carrying value, Great Plains Energy would recognize an impairment loss on its income statement with a corresponding write-down of utility plant on its balance sheet.

The amount of the impairment loss recognized would be the excess of the carrying value of Crossroads over its fair value.

The outcome of the GMO case will likely be different from either of the positions of GMO or MPSC staff, though the decision of the MPSC cannot be projected.  An order in these cases is expected in May 2011, with rates to take effect on June 4, 2011.

ENVIRONMENTAL MATTERS

See Note 10 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2011	2010
	(millions)
Operating revenues	$492.9	$506.9
Fuel	(104.9)	(101.8)
Purchased power	(54.9)	(65.5)
Transmission of electricity by others	(7.5)	(5.6)
Gross margin (a)	325.6	334.0
Other operating expenses	(202.3)	(189.8)
Voluntary separation program	(9.7)	-
Depreciation and amortization	(72.4)	(82.2)
Operating income	41.2	62.0
Non-operating income and expenses	1.4	14.5
Interest charges	(44.9)	(46.5)
Income tax (expense) benefit	4.6	(9.7)
Net income	2.3	20.3
Less: Net loss attributable to noncontrolling interest	0.1	-
Net income attributable to Great Plains Energy	2.4	20.3
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$2.0	$19.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2011, decreased to $2.0 million, or $0.01 per share, from $19.9 million, or $0.15 per share for the same period in 2010.

Electric utility’s net income decreased $17.9 million for the three months ended March 31, 2011, compared to the same period in 2010 driven by an $8.4 million decrease in gross margin due to a decline in retail demand and the impact of increased coal transportation costs not recovered in KCP&L Missouri retail rates where there is no fuel recovery mechanism.  Also driving the decrease in net income was $9.7 million of voluntary separation program expenses, $2.0 million of losses representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project and $4.9 million of expenses related to other accounting effects of the KCP&L MPSC rate order.  Partially offsetting these decreases was reduced income tax expense related to these items.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2011	2010
	(millions)
Operating revenues	$492.9	$506.9
Fuel	(104.9)	(101.8)
Purchased power	(54.9)	(65.5)
Transmission of electricity by others	(7.5)	(5.6)
Gross margin (a)	325.6	334.0
Other operating expenses	(201.4)	(189.0)
Voluntary separation program	(9.7)	-
Depreciation and amortization	(72.4)	(82.2)
Operating income	42.1	62.8
Non-operating income and expenses	0.1	9.9
Interest charges	(34.3)	(36.2)
Income tax expense	(0.9)	(11.6)
Net income	$7.0	$24.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$201.5	$204.7	(2)	2,437	2,539	(4)
Commercial	182.3	182.3	-	2,589	2,624	(1)
Industrial	38.5	40.4	(5)	746	745	-
Other retail revenues	4.5	4.2	9	31	25	14
Provision for rate refund (excess Missouri
wholesale margin)	(0.1)	-	NA	NA	NA	NA
Fuel recovery mechanism under recovery	12.8	13.6	(6)	NA	NA	NA
Total retail	439.5	445.2	(1)	5,803	5,933	(2)
Wholesale revenues	41.3	49.7	(17)	1,257	1,323	(5)
Other revenues	12.1	12.0	1	NA	NA	NA
Operating revenues	492.9	506.9	(3)	7,060	7,256	(3)
Fuel	(104.9)	(101.8)	3
Purchased power	(54.9)	(65.5)	(16)
Transmission of electricity by others	(7.5)	(5.6)	36
Gross margin (a)	$325.6	$334.0	(3)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin decreased $8.4 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to a decrease in weather-normalized retail demand and a $4.6 million increase in coal transportation costs not recovered in KCP&L Missouri retail rates where there is no fuel recovery mechanism.  These decreases were partially offset by new retail rates effective December 1, 2010 for KCP&L in Kansas and favorable weather driven by a 1% increase in heating degree days.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $12.4 million for the three months ended March 31, 2011, compared to the same period in 2010.  General taxes increased $4.0 million for the three months ended March 31, 2011, compared to the same period in 2010 driven by increased property taxes.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the KCP&L MPSC rate order, KCP&L recognized Missouri jurisdictional losses of $1.3 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases.  Therefore, GMO’s portion of these costs were recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a $2.0 million pre-tax loss representing KCP&L’s and GMO’s combined share for construction costs incurred through March 31, 2011.

KCP&L also recorded a $3.3 million loss for other disallowed costs in the MPSC order.  Management determined it is probable that the MPSC would disallow these costs as well in GMO’s pending rate cases.  Therefore, GMO’s portion of these costs was recognized as a loss in addition to the KCP&L Missouri jurisdictional portion resulting in a combined $4.9 million pre-tax loss.

Electric Utility Voluntary Separation Program
In March 2011, Great Plains Energy announced an organizational realignment process and a voluntary separation program to assist in the management of overall costs within the level reflected in the Company’s retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee of the Company could voluntarily elect to separate from the Company and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  Approximately 140 employees made such elections and the majority separated from the Company on April 30, 2011.  Electric utility recorded $9.7 million for the three months ended March 31, 2011, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.  The Company expects to incur total costs of approximately $14.2 million in connection with this voluntary separation program during 2011.

The Company is currently assessing if a material pension settlement charge may result from the voluntary separation program as a result of accelerated pension distributions.  If a pension settlement charge is incurred, the Company expects to defer the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $9.8 million for the three months ended March 31, 2011, compared to the same period in 2010 due to a $9.5 million decrease attributable to lower depreciation rates for KCP&L set by KCC in KCP&L’s 2010 rate case and an $8.3 million decrease in regulatory amortization for KCP&L in Kansas.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 effective date of new retail rates for KCP&L in Kansas (KCP&L Missouri regulatory amortization will continue to be in effect until new retail rates become effective May 4, 2011).  These decreases were partially offset by $4.4 million of depreciation for Iatan No. 2 (Kansas jurisdiction only), as well as increased depreciation expense for other capital additions.  Missouri jurisdiction depreciation for Iatan No. 2 will be deferred until May 4, 2011 and June 4, 2011, the expected effective dates of new rates in Missouri for KCP&L and for GMO, respectively.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $9.8 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

Electric Utility Interest Charges
Electric utility’s interest charges decreased $1.9 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan 1, Iatan 2 and common facilities, partially offset by an $8.4 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 and $2.4 million of interest on an intercompany note from Great Plains Energy to GMO issued in August 2010.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $10.7 million for the three months ended March 31, 2011, compared to the same period in 2010 due to decreased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2011 compared to December 31, 2010)

•
Great Plains Energy’s receivables, net decreased $49.8 million primarily due to a $24.2 million decrease in customer accounts receivable resulting from seasonal decreases, a $12.5 million refund of tax interest received and a $7.4 million decrease in wholesale sales receivables driven primarily by a decrease in market prices.

•
Great Plains Energy’s deferred refueling outage costs increased $9.9 million due to the deferral of costs for the Wolf Creek refueling outage that began on March 19, 2011, and is expected to be completed in the middle of the second quarter of 2011.  These deferred costs will be amortized over the eighteen months prior to the next refueling outage scheduled for the fall of 2012.

•
Great Plains Energy’s notes payable increased $209.5 million primarily due to increased borrowings used for the repayment of $137.3 million at maturity of GMO’s 7.95% Senior Notes and other increased borrowings due to the timing of cash payments.

•
Great Plains Energy’s current maturities of long-term debt decreased $12.1 million primarily due to the repayment of $137.3 million at maturity of GMO’s 7.95% Senior Notes offset by the reclassification of $125.2 million of KCP&L’s Environmental Improvement Revenue Refunding (EIRR) bonds from long-term debt.

•	Great Plains Energy’s accounts payable decreased $102.9 million primarily due to the timing of cash payments.

•	Great Plains Energy’s accrued taxes increased $26.1 million primarily due to the timing of property tax payments.

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

Great Plains Energy's liquid resources at March 31, 2011, consisted of $6.6 million of cash and cash equivalents on hand and $692.4 million of unused bank lines of credit.  The unused lines consisted of $170.3 million from Great Plains Energy's revolving credit facility, $290.3 million from KCP&L's credit facilities and $231.8 million from GMO’s revolving credit facility.  At April 29, 2011, Great Plains Energy’s unused bank lines of credit decreased $106.0 million from the amount at March 31, 2011, primarily due to increased borrowings used for the purchase in lieu of redemption of KCP&L’s Series 1993B EIRR bonds totaling $39.5 million and Series 2007A-1 and 2007A-2 totaling $73.3 million, in addition to the timing of cash payments driven by normal business cycles and operations.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

At April 29, 2011, Great Plains Energy’s long-term debt maturities for the remainder of 2011 and for 2012 were $347.3 million and $513.9 million, respectively.  Great Plains Energy is evaluating alternatives to refinance this long-term debt, including issuing new long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
The increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2011, compared to the same period in 2010 is primarily due to the adoption of new accounting rules in 2010, partially offset by a reduction in net income.  On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $77.0 million for the three months ended March 31, 2011, compared to the same period in 2010 due to a decrease in cash utility capital expenditures primarily related to Iatan No. 2.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2011 reflect additional short-term borrowings which were used to repay GMO’s $137.3 million of 7.95% Senior Notes at maturity in February 2011, as well as to support interest and dividend payments.

Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2010, reflect additional short-term borrowings to support interest and dividend payments, in addition to the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this authorized amount as of March 31, 2011.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012 conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At March 31, 2011, there was $711.2 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt authorization through March 2012, conditioned on GMO’s borrowing costs not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2011, there was $295.0 million available under this authorization.  In July 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 2012 and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2011, there was $601.2 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2011, KCP&L had an outstanding payables under the money pool of $12.1 million and $10.7 million to Great Plains Energy and GMO, respectively.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.  For the three months ended March 31, 2011, the Company contributed $14.7 million to the pension plans and expects to contribute an additional $86.3 million in 2011 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority expected to be paid by KCP&L.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $17.2 million under the provisions of these plans in 2011, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2011	2010
	(millions)
Operating revenues	$330.8	$335.6
Fuel	(68.2)	(61.5)
Purchased power	(21.4)	(27.3)
Transmission of electricity by others	(4.3)	(2.9)
Gross margin (a)	236.9	243.9
Other operating expenses	(150.2)	(139.9)
Voluntary separation program	(6.8)	-
Depreciation and amortization	(53.4)	(63.5)
Operating income	26.5	40.5
Non-operating income and expenses	(0.5)	8.0
Interest charges	(23.1)	(21.7)
Income tax (expense) benefit	1.1	(7.6)
Net income	$4.0	$19.2
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$120.7	$122.3	(1)	1,402	1,461	(4)
Commercial	134.4	134.3	-	1,834	1,859	(1)
Industrial	24.1	26.3	(8)	441	448	(1)
Other retail revenues	3.1	3.0	1	23	23	1
Provision for rate refund (excess
Missouri wholesale margin)	(0.1)	-	NA	NA	NA	NA
Kansas ECA (over) under recovery	4.6	1.0	NM	NA	NA	NA
Total retail	286.8	286.9	-	3,700	3,791	(2)
Wholesale revenues	38.9	43.8	(11)	1,190	1,178	1
Other revenues	5.1	4.9	3	NA	NA	NA
Operating revenues	330.8	335.6	(1)	4,890	4,969	(2)
Fuel	(68.2)	(61.5)	11
Purchased power	(21.4)	(27.3)	(21)
Transmission of electricity by others	(4.3)	(2.9)	49
Gross margin (a)	$236.9	$243.9	(3)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L’s gross margin decreased $7.0 million for the three months ended March 31, 20111, compared to the same period in 2010 primarily due to a decrease in weather-normalized retail demand and a $4.6 million increase in coal transportation costs not recovered in KCP&L Missouri retail rates where there is no fuel recovery mechanism.  These decreases were partially offset by new retail rates effective December 1, 2010 for Kansas and favorable weather driven by a 1% increase in heating degree days.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $10.3 million for the three months ended March 31, 2011, compared to the same period in 2010.  General taxes increased $2.7 million for the three months ended March 31, 2011, compared to the same period in 2010 driven by increased property taxes.

As a result of disallowances in the MPSC order, KCP&L recognized Missouri jurisdictional losses of $1.3 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project.  KCP&L also recorded a $3.3 million loss for other disallowed costs in the MPSC order.

KCP&L Voluntary Separation Program
KCP&L recorded $6.8 million for the three months ended March 31, 2011, related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.  KCP&L expects to incur total costs of approximately $9.9 million in connection with this voluntary separation program in 2011.

KCP&L is currently assessing if a material pension settlement charge may result from the voluntary separation program as a result of accelerated pension distributions.  If a pension settlement charge is incurred, KCP&L expects to defer its share of the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $10.1 million for the three months ended March 31, 2011, compared to the same period in 2010 due to a $9.5 million decrease attributable to lower depreciation rates for KCP&L set by KCC in KCP&L’s 2010 rate case and an $8.3 million decrease in regulatory amortization for KCP&L in Kansas.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 effective date of new retail rates for KCP&L in Kansas (KCP&L Missouri regulatory amortization will continue to be in effect until new retail rates become effective May 4, 2011).  These decreases were partially offset by $4.4 million of depreciation for Iatan No. 2 (Kansas jurisdiction only), as well as increased depreciation expense for other capital additions.  Missouri jurisdiction depreciation for Iatan No. 2 will be deferred until May 4, 2011, the effective date of new rates in Missouri for KCP&L.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $8.5 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

KCP&L Interest Charges
KCP&L’s interest charges increased $1.4 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to a $7.0 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010, mostly offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities.

KCP&L Income Tax (Expense) Benefit
KCP&L had an income tax benefit of $1.1 million for the three months ended March 31, 2011, compared to income tax expense of $7.6 million for the same period in 2010 primarily due to decreased pre-tax income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2010 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2010 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2011, was $16.0 million.

ITEM 4. CONTROLS AND PROCEDURES

GREAT PLAINS ENERGY

Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies’ management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2010 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended March 31, 2011.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	555 (1)	$ 19.58	-	N/A
February 1 - 28	50,271 (1)	19.91	-	N/A
March 1 - 31	7,399 (2)	15.57	-	N/A
Total	58,225	$ 19.36	-	N/A

(1)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
(2)	Represents common shares surrendered to the Company following the resignation of a certain officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Great Plains Energy Documents
Exhibit Number		Description of Document	Registrant
10.1	+	Form of 2011 three-year Performance Share Agreement.	Great Plains Energy KCP&L
10.2	+	Form of 2011 Restricted Stock Agreement.	Great Plains Energy KCP&L
10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2011.	Great Plains Energy KCP&L
10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2011.	Great Plains Energy KCP&L
10.5
Amendment dated as of February 23, 2011 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation.

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

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy or KCP&L, as applicable, upon written request.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 3, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 3, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 3, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 3, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)