Form 10-Q
period 2011-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2011-08-05
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On July 29, 2011, Great Plains Energy Incorporated had 136,007,431 shares of common stock outstanding. On July 29, 2011,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited

Abbreviation or Acronym	Definition

NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Nuclear Plant
Note 5:	Regulatory Matters
Note 6:	Pension Plans, Other Employee Benefits and Voluntary Separation Program
Note 7:	Equity Compensation
Note 8:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 9:	Long-Term Debt
Note 10:	Commitments and Contingencies
Note 11:	Legal Proceedings
Note 12:	Related Party Transactions and Relationships
Note 13:	Derivative Instruments
Note 14:	Fair Value Measurements
Note 15:	Taxes
Note 16:	Segments and Related Information

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$7.8	$10.8
Funds on deposit	2.2	5.2
Receivables, net	251.1	241.7
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	81.9	85.1
Materials and supplies, at average cost	135.9	132.8
Deferred refueling outage costs	40.6	9.6
Refundable income taxes	2.4	2.1
Deferred income taxes	3.2	14.3
Derivative instruments	1.4	1.1
Prepaid expenses and other assets	22.5	13.9
Total	644.0	611.6
Utility Plant, at Original Cost
Electric	10,759.2	10,536.9
Less-accumulated depreciation	4,127.9	4,031.3
Net utility plant in service	6,631.3	6,505.6
Construction work in progress	218.7	307.5
Nuclear fuel, net of amortization of $117.2 and $131.1	74.4	79.2
Total	6,924.4	6,892.3
Investments and Other Assets
Nuclear decommissioning trust fund	138.2	129.2
Regulatory assets	949.7	924.0
Goodwill	169.0	169.0
Derivative instruments	8.6	7.8
Other	88.3	84.3
Total	1,353.8	1,314.3
Total	$8,922.2	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$92.0	$9.5
Collateralized note payable	95.0	95.0
Commercial paper	476.7	263.5
Current maturities of long-term debt	451.3	485.7
Accounts payable	195.6	276.3
Accrued taxes	60.2	26.6
Accrued interest	70.9	75.4
Accrued compensation and benefits	38.4	46.8
Pension and post-retirement liability	4.1	4.1
Derivative instruments	-	20.8
Other	40.8	35.6
Total	1,525.0	1,339.3
Deferred Credits and Other Liabilities
Deferred income taxes	545.8	518.3
Deferred tax credits	132.6	133.4
Asset retirement obligations	148.7	143.3
Pension and post-retirement liability	419.5	427.5
Regulatory liabilities	267.7	258.2
Other	102.3	129.4
Total	1,616.6	1,610.1
Capitalization
Great Plains Energy common shareholders' equity
Common stock-250,000,000 shares authorized without par value
136,269,299 and 136,113,954 shares issued, stated value	2,326.8	2,324.4
Retained earnings	614.3	626.5
Treasury stock-267,993 and 400,889 shares, at cost	(6.3)	(8.9)
Accumulated other comprehensive loss	(55.1)	(56.1)
Total	2,879.7	2,885.9
Noncontrolling interest	1.1	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	2,860.8	2,942.7
Total	5,780.6	5,868.8
Commitments and Contingencies (Note 10)
Total	$8,922.2	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
Operating Revenues	(millions, except per share amounts)
Electric revenues	$565.1	$552.0	$1,058.0	$1,058.9
Operating Expenses
Fuel	114.4	104.1	219.3	205.9
Purchased power	55.4	37.9	110.3	103.4
Transmission of electricity by others	7.0	7.2	14.5	12.8
Utility operating and maintenance expenses	161.1	148.4	318.6	299.6
Voluntary separation program	3.0	-	12.7	-
Depreciation and amortization	67.6	81.0	140.0	163.2
General taxes	40.3	37.5	82.3	75.6
Other	0.7	1.0	3.5	1.5
Total	449.5	417.1	901.2	862.0
Operating income	115.6	134.9	156.8	196.9
Non-operating income	0.8	11.2	4.4	27.3
Non-operating expenses	(2.8)	(2.1)	(5.0)	(3.7)
Interest charges	(50.3)	(46.7)	(95.2)	(93.2)
Income before income tax (expense) benefit and loss
from equity investments	63.3	97.3	61.0	127.3
Income tax (expense) benefit	(19.8)	(32.0)	(15.2)	(41.7)
Loss from equity invetsments, net of income taxes	(0.1)	(0.9)	(0.1)	(0.9)
Net income	43.4	64.4	45.7	84.7
Less: Net (income) loss attributable to noncontrolling interest	-	(0.1)	0.1	(0.1)
Net income attributable to Great Plains Energy	43.4	64.3	45.8	84.6
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$43.0	$63.9	$45.0	$83.8

Average number of basic common shares outstanding	135.6	135.1	135.5	135.0
Average number of diluted common shares outstanding	138.9	136.6	138.6	136.6

Basic earnings per common share	$0.32	$0.47	$0.33	$0.62
Diluted earnings per common share	$0.31	$0.47	$0.32	$0.61

Cash dividends per common share	$0.2075	$0.2075	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$45.7	$84.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	140.0	163.2
Amortization of:
Nuclear fuel	5.9	12.8
Other	1.3	(4.1)
Deferred income taxes, net	36.3	38.9
Investment tax credit amortization	(0.8)	(1.1)
Loss from equity investments, net of income taxes	0.1	0.9
Other operating activities (Note 2)	(157.4)	(174.3)
Net cash from operating activities	71.1	121.0
Cash Flows from Investing Activities
Utility capital expenditures	(193.2)	(335.0)
Allowance for borrowed funds used during construction	(2.1)	(19.4)
Purchases of nuclear decommissioning trust investments	(11.2)	(75.3)
Proceeds from nuclear decommissioning trust investments	9.4	73.5
Other investing activities	(13.6)	(5.9)
Net cash from investing activities	(210.7)	(362.1)
Cash Flows from Financing Activities
Issuance of common stock	3.0	3.2
Issuance of long-term debt	349.7	-
Issuance fees	(2.5)	(0.1)
Repayment of long-term debt	(448.3)	(1.1)
Net change in short-term borrowings	295.7	149.4
Net change in collateralized short-term borrowings	-	95.0
Dividends paid	(57.2)	(57.0)
Other financing activities	(3.8)	(4.7)
Net cash from financing activities	136.6	184.7
Net Change in Cash and Cash Equivalents	(3.0)	(56.4)
Cash and Cash Equivalents at Beginning of Year	10.8	65.9
Cash and Cash Equivalents at End of Period	$7.8	$9.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date June 30	2011		2010
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,113,954	$2,324.4	135,636,538	$2,313.7
Issuance of common stock	155,345	3.1	189,275	3.5
Issuance of restricted common stock	-	-	103,211	1.8
Equity compensation expense, net of forfeitures		0.1		0.6
Unearned Compensation
Issuance of restricted common stock		(2.9)		(1.8)
Forfeiture of restricted common stock		0.8		0.6
Compensation expense recognized		1.2		1.7
Other		0.1		-
Ending balance	136,269,299	2,326.8	135,929,024	2,320.1
Retained Earnings
Beginning balance		626.5		529.2
Net income attributable to Great Plains Energy		45.8		84.6
Loss on reissuance of treasury stock		(0.5)		-
Dividends:
Common stock		(56.4)		(56.2)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.3)		(0.2)
Ending balance		614.3		556.6
Treasury Stock
Beginning balance	(400,889)	(8.9)	(213,423)	(5.5)
Treasury shares acquired	(88,400)	(2.2)	(157,308)	(2.8)
Treasury shares reissued	221,296	4.8	917	-
Ending balance	(267,993)	(6.3)	(369,814)	(8.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(56.1)		(44.9)
Derivative hedging activity, net of tax		0.9		(10.7)
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(55.1)		(55.5)
Total Great Plains Energy Common Shareholders' Equity		$2,879.7		$2,812.9

Noncontrolling Interest
Beginning balance		$1.2		$1.2
Net income (loss) attributable to noncontrolling interest		(0.1)		0.1
Distribution		-		(0.1)
Ending balance		$1.1		$1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Net income	$43.4	$64.4	$45.7	$84.7
Other comprehensive income (loss)
Loss on derivative hedging instruments	(5.9)	(14.3)	(5.4)	(22.1)
Income tax benefit	2.2	5.5	2.1	8.6
Net loss on derivative hedging instruments	(3.7)	(8.8)	(3.3)	(13.5)
Reclassification to expenses, net of tax	2.5	1.4	4.2	2.8
Derivative hedging activity, net of tax	(1.2)	(7.4)	0.9	(10.7)
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs	0.2	0.2	0.2	0.2
Income tax expense	(0.1)	(0.1)	(0.1)	(0.1)
Net change in unrecognized pension expense	0.1	0.1	0.1	0.1
Comprehensive income	42.3	57.1	46.7	74.1
Less: comprehensive (income) loss attributable to noncontrolling interest	-	(0.1)	0.1	(0.1)
Comprehensive income attributable to Great Plains Energy	$42.3	$57.0	$46.8	$74.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.5	$3.6
Funds on deposit	0.3	0.4
Receivables, net	162.4	169.4
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	49.0	44.9
Materials and supplies, at average cost	97.7	94.4
Deferred refueling outage costs	40.6	9.6
Refundable income taxes	-	9.0
Deferred income taxes	-	5.6
Prepaid expenses and other assets	19.4	10.0
Total	466.9	441.9
Utility Plant, at Original Cost
Electric	7,710.3	7,540.9
Less-accumulated depreciation	3,169.1	3,104.4
Net utility plant in service	4,541.2	4,436.5
Construction work in progress	145.1	227.6
Nuclear fuel, net of amortization of $117.2 and $131.1	74.4	79.2
Total	4,760.7	4,743.3
Investments and Other Assets
Nuclear decommissioning trust fund	138.2	129.2
Regulatory assets	683.6	679.6
Other	36.8	32.3
Total	858.6	841.1
Total	$6,086.2	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$95.0
Commercial paper	476.7	263.5
Current maturities of long-term debt	162.7	150.3
Accounts payable	143.0	201.7
Accrued taxes	42.7	21.3
Accrued interest	23.2	26.2
Accrued compensation and benefits	38.4	46.8
Pension and post-retirement liability	2.6	2.6
Deferred income taxes	5.3	-
Other	15.9	7.8
Total	1,005.5	815.2
Deferred Credits and Other Liabilities
Deferred income taxes	709.2	692.0
Deferred tax credits	128.9	129.4
Asset retirement obligations	133.9	129.7
Pension and post-retirement liability	399.5	407.3
Regulatory liabilities	147.2	141.3
Other	62.3	76.7
Total	1,581.0	1,576.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	465.7	478.3
Accumulated other comprehensive loss	(33.8)	(36.4)
Total	1,995.0	2,005.0
Long-term debt (Note 9)	1,504.7	1,629.7
Total	3,499.7	3,634.7
Commitments and Contingencies (Note 10)
Total	$6,086.2	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
Operating Revenues	(millions)
Electric revenues	$383.4	$372.6	$714.2	$708.2
Operating Expenses
Fuel	81.5	67.9	149.7	129.4
Purchased power	20.4	10.9	41.8	38.2
Transmission of electricity by others	4.2	4.0	8.5	6.9
Operating and maintenance expenses	115.6	111.9	230.5	220.6
Voluntary separation program	2.4	-	9.2	-
Depreciation and amortization	48.2	62.3	101.6	125.8
General taxes	33.4	30.9	67.3	62.1
Other	(0.1)	-	1.3	-
Total	305.6	287.9	609.9	583.0
Operating income	77.8	84.7	104.3	125.2
Non-operating income	0.5	8.4	1.0	17.2
Non-operating expenses	(1.4)	(1.4)	(2.4)	(2.2)
Interest charges	(27.3)	(22.0)	(50.4)	(43.7)
Income before income tax (expense) benefit	49.6	69.7	52.5	96.5
Income tax (expense) benefit	(16.2)	(21.5)	(15.1)	(29.1)
Net income	$33.4	$48.2	$37.4	$67.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$37.4	$67.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	101.6	125.8
Amortization of:
Nuclear fuel	5.9	12.8
Other	14.1	11.0
Deferred income taxes, net	24.4	(12.2)
Investment tax credit amortization	(0.5)	(0.7)
Other operating activities (Note 2)	(95.1)	(126.8)
Net cash from operating activities	87.8	77.3
Cash Flows from Investing Activities
Utility capital expenditures	(143.0)	(247.5)
Allowance for borrowed funds used during construction	(1.2)	(15.5)
Purchases of nuclear decommissioning trust investments	(11.2)	(75.3)
Proceeds from nuclear decommissioning trust investments	9.4	73.5
Net money pool lending	12.1	6.0
Other investing activities	(7.8)	(4.0)
Net cash from investing activities	(141.7)	(262.8)
Cash Flows from Financing Activities
Repayment of long-term debt	(112.8)	-
Net change in short-term borrowings	213.2	110.4
Net change in collateralized short-term borrowings	-	95.0
Net money pool borrowings	2.5	11.8
Dividends paid to Great Plains Energy	(50.0)	(45.0)
Other	(0.1)	(0.1)
Net cash from financing activities	52.8	172.1
Net Change in Cash and Cash Equivalents	(1.1)	(13.4)
Cash and Cash Equivalents at Beginning of Year	3.6	17.4
Cash and Cash Equivalents at End of Period	$2.5	$4.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2011		2010
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		478.3		410.1
Net income		37.4		67.4
Dividends:
Common stock held by Great Plains Energy		(50.0)		(45.0)
Ending balance		465.7		432.5
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(36.4)		(41.5)
Derivative hedging activity, net of tax		2.6		2.3
Ending balance		(33.8)		(39.2)
Total Common Shareholder's Equity		$1,995.0		$1,956.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Net income	$33.4	$48.2	$37.4	$67.4
Other comprehensive income (loss)
Loss on derivative hedging instruments	(0.1)	(0.2)	(0.1)	(0.6)
Income tax benefit	-	-	-	0.2
Net loss on derivative hedging instruments	(0.1)	(0.2)	(0.1)	(0.4)
Reclassification to expenses, net of tax	1.4	1.4	2.7	2.7
Derivative hedging activity, net of tax	1.3	1.2	2.6	2.3
Comprehensive income	$34.7	$49.4	$40.0	$69.7

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

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income (loss) attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
Income	(millions, except per share amounts)
Net income	$43.4	$64.4	$45.7	$84.7
Less: net income (loss) attributable to noncontrolling interest	-	0.1	(0.1)	0.1
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$43.0	$63.9	$45.0	$83.8
Common Shares Outstanding
Average number of common shares outstanding	135.6	135.1	135.5	135.0
Add: effect of dilutive securities	3.3	1.5	3.1	1.6
Diluted average number of common shares outstanding	138.9	136.6	138.6	136.6
Basic EPS	$0.32	$0.47	$0.33	$0.62
Diluted EPS	$0.31	$0.47	$0.32	$0.61

The computation of diluted EPS for the three months ended June 30, 2011, excludes anti-dilutive shares consisting of 201,571 performance shares, 12,115 restricted stock shares and 154,096 stock options.

The computation of diluted EPS year to date June 30, 2011, excludes anti-dilutive shares consisting of 201,571 performance shares, 43,641 restricted stock shares and 154,096 stock options.

The computation of diluted EPS for the three months ended June 30, 2010, excludes anti-dilutive shares consisting of 41,604 performance shares, 93,106 restricted stock shares and 207,290 stock options.

The computation of diluted EPS year to date June 30, 2010, excludes anti-dilutive shares consisting of 50,034 performance shares, 251,526 restricted stock shares and 213,248 stock options.

Dividends Declared
In August 2011, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable September 20, 2011, to shareholders of record as of August 29, 2011.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2011, to shareholders of record as of November 9, 2011.

In August 2011, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on September 16, 2011.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$(14.1)	$(33.0)
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	3.2	(2.9)
Materials and supplies	(3.1)	(7.8)
Accounts payable	(67.2)	(49.0)
Accrued taxes	33.6	29.4
Accrued interest	(4.5)	(0.9)
Deferred refueling outage costs	(31.0)	5.6
Fuel adjustment clauses	(11.0)	1.6
Pension and post-retirement benefit obligations	7.2	7.8
Allowance for equity funds used during construction	(0.3)	(20.2)
Interest rate hedge settlements	(26.1)	-
Iatan Nos. 1 and 2 impact of disallowed construction costs	2.3	-
Uncertain tax positions	(19.6)	6.3
Other	(26.8)	(16.2)
Total other operating activities	$(157.4)	$(174.3)
Cash paid during the period:
Interest	$138.4	$114.1
Income taxes	$0.1	$0.2
Non-cash investing activities:
Liabilities assumed for capital expenditures	$31.5	$34.3

KCP&L Other Operating Activities
Year to Date June 30	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$(9.7)	$5.6
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	(4.1)	(5.3)
Materials and supplies	(3.3)	(5.3)
Accounts payable	(47.1)	(50.9)
Accrued taxes	30.6	20.4
Accrued interest	(3.0)	(1.3)
Deferred refueling outage costs	(31.0)	5.6
Pension and post-retirement benefit obligations	14.1	19.1
Allowance for equity funds used during construction	-	(16.1)
Kansas Energy Cost Adjustment	(10.8)	(2.5)
Iatan Nos. 1 and 2 impact of disallowed construction costs	1.5	-
Uncertain tax positions	(11.8)	1.1
Other	(20.5)	(2.2)
Total other operating activities	$(95.1)	$(126.8)
Cash paid during the period:
Interest	$62.2	$47.3
Income taxes	$0.1	$39.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$22.4	$31.0

Significant Non-Cash Items
On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash year to date June 30, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	June 30	December 31
	2011	2010
Great Plains Energy	(millions)
Customer accounts receivable - billed	$72.5	$62.0
Customer accounts receivable - unbilled	108.3	82.3
Allowance for doubtful accounts	(2.2)	(2.7)
Other receivables	72.5	100.1
Total	$251.1	$241.7
KCP&L
Customer accounts receivable - billed	$13.6	$6.5
Customer accounts receivable - unbilled	67.7	50.1
Allowance for doubtful accounts	(1.4)	(1.5)
Intercompany receivables	30.4	43.2
Other receivables	52.1	71.1
Total	$162.4	$169.4

Great Plains Energy’s and KCP&L’s other receivables at June 30, 2011, and December 31, 2010, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable recognized on Great Plains Energy’s and KCP&L’s balance sheets at June 30, 2011, and December 31, 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in October 2011 and is expected to be renewed.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(347.7)	$347.7	$-
Gain (loss) on sale of accounts receivable (a)	(4.4)	3.9	(0.5)
Servicing fees	0.5	(0.5)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(309.9)	309.9	-
Cash paid to KCP&L for receivables purchased	306.0	(306.0)	-
Servicing fees	0.5	(0.5)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date June 30, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(639.6)	$639.6	$-
Gain (loss) on sale of accounts receivable (a)	(8.1)	7.8	(0.3)
Servicing fees	1.1	(1.1)	-
Fees to outside investor	-	(0.6)	(0.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(618.2)	618.2	-
Cash paid to KCP&L for receivables purchased	610.4	(610.4)	-
Servicing fees	1.1	(1.1)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Three Months Ended June 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(331.4)	$331.4	$-
Gain (loss) on sale of accounts receivable (a)	(4.2)	3.6	(0.6)
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(290.8)	290.8	-
Cash paid to KCP&L for receivables purchased	287.2	(287.2)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Year to Date June 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(625.7)	$625.7	$-
Gain (loss) on sale of accounts receivable (a)	(7.9)	7.5	(0.4)
Servicing fees	1.1	(1.1)	-
Fees to outside investor	-	(0.6)	(0.6)

Cash flows during the period
Cash from customers transferred to Receivables Company	(598.9)	598.9	-
Cash paid to KCP&L for receivables purchased	591.4	(591.4)	-
Servicing fees	1.1	(1.1)	-
Interest on intercompany note	0.2	(0.2)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek’s operating license expires in 2045.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements. Wolf Creek had been on a status that called for heightened NRC oversight.  In May 2011, the NRC moved Wolf Creek back to the lowest level of NRC oversight.

In March 2011, the NRC established a task force to conduct a 90-day review and a longer-term review of U.S. nuclear power plant safety in the aftermath of a March 11, 2011, earthquake and tsunami that eventually resulted in station blackout and a level 7 event on the International Nuclear and Radiological Event Scale (the highest level event on the scale) at Japan’s Fukushima Daiichi nuclear power plant.  On July 12, 2011, the task force issued an extensive report on the ramifications of the Fukushima earthquake/tsunami for nuclear power plant regulation in the U.S.  The report confirms the safety of nuclear plants in the U.S., but also contains several recommendations to enhance nuclear plant safety and preparedness to manage severe events.  The NRC will begin systematically reviewing the report and recommendations through their regulatory process.  The timing and effects of any NRC action cannot be determined at this time.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  An NRC board denied the DOE’s motion to withdraw its application in June 2010, and the DOE appealed that decision to the full NRC in July 2010.  The NRC has not yet decided that appeal.  Additional lawsuits had been filed questioning the DOE’s legal authority to withdraw its license application but on July 1, 2011, a federal appellate court dismissed the lawsuits.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and store in another state most of the remainder of Wolf Creek’s low-level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years’ generation of Classes B and C waste and believes it will be able to expand that storage capacity as needed if it becomes necessary to do so.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

	June 30	December 31
	2011	2010
Decommissioning Trust	(millions)
Beginning balance January 1	$129.2	$112.5
Contributions	1.7	3.7
Earned income, net of fees	3.4	2.0
Net realized gains	0.1	6.7
Net unrealized gains	3.8	4.3
Ending balance	$138.2	$129.2

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30				December 31
	2011				2010
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$73.7	$17.1	$(1.4)	$89.4	$73.4	$13.1	$(1.0)	$85.5
Debt securities	41.8	2.8	(0.1)	44.5	38.1	2.6	(0.1)	40.6
Other	4.3	-	-	4.3	3.1	-	-	3.1
Total	$119.8	$19.9	$(1.5)	$138.2	$114.6	$15.7	$(1.1)	$129.2

The weighted average maturity of debt securities held by the trust at June 30, 2011, was approximately 7.5 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Realized gains	$0.7	$0.2	$0.8	$7.0
Realized losses	(0.7)	(0.1)	(0.7)	(0.5)

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  A hearing is scheduled for September 2011 with a decision expected in the fourth quarter of 2011.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On June 4, 2010, KCP&L filed a request with the MPSC to increase its Missouri retail electric annual revenues by $92.1 million.  The request was ultimately adjusted during the rate case proceedings by KCP&L to $66.5 million as the net result of lower fuel and purchased power costs and other updates to the case.  KCP&L’s initial and updated requests reflected, among other things, a proposed annual offset to its revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset); the final update included a proposed wholesale margin offset of approximately $29.4 million.  On April 12, 2011, the MPSC issued its order and on April 14, 2011, the MPSC Staff filed a report which quantified the authorized revenue increase as approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates.  The rates established by the MPSC order took effect on May 4, 2011.

As a result of disallowances in the MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date June 30, 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO, which they have done and are awaiting a decision.  If KCP&L and GMO are unsuccessful, the MPSC has indicated that it intends for GMO’s customers to be compensated for the tax credits and that it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the Internal Revenue Service of a portion of unamortized deferred investment tax credits.  At June 30, 2011, KCP&L and GMO had $128.9 million and $3.7 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On June 4, 2010, GMO filed requests with the MPSC to increase its Missouri retail electric annual revenues by $75.8 million for its Missouri Public Service division, and $22.1 million for its St. Joseph Light & Power (L&P) division.  GMO subsequently adjusted its requests during the rate case proceedings to $65.9 million and $23.2 million, respectively, as the net result of updates to the cases.  On May 4, 2011, the MPSC issued its order and on May 10, 2011, the MPSC Staff filed a report which quantified the authorized revenue increases on an annual basis as $30.1 million for GMO’s Missouri Public Service division and $29.3 million for GMO’s L&P division.  The MPSC order authorized a return on equity of 10.0%, an equity ratio of approximately 46.6% and a Missouri jurisdictional rate base of $1.76 billion.  In response to applications for clarification and rehearing of the MPSC order, the MPSC, on May 27, 2011, issued an order of clarification and modification.  The modified MPSC order revised the authorized annual revenue increase to approximately $35.7 million for GMO’s Missouri Public Service division and approximately $29.8 million for GMO’s L&P division, resulting primarily from a clarification of the amount of fuel costs shifted from GMO’s fuel adjustment clause to base rates.  However, because the MPSC authorized an annual revenue increase that was greater than the amount originally requested by GMO and communicated to GMO’s customers, the modified MPSC order deferred approximately $7.7 million of the L&P division increase, which is the amount over GMO’s requested $22.1 million increase for that division, and will phase in the deferred revenue amount in equal parts over a two-year period, plus carrying costs.

As a result of disallowances in the MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date June 30, 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

Additionally, with respect to GMO’s Missouri Public Service division, the MPSC concluded that GMO’s decision to add Crossroads Energy Center (Crossroads) to its generation asset resources was prudent and reasonable; however, the order disallowed from rate base approximately $50 million for Crossroads, disallowed $4.9 million in associated annual transmission expense and offset rate base by approximately $15 million to reflect accumulated deferred taxes associated with Crossroads.  GMO’s request included a net plant amount of approximately $104 million for Crossroads.  In assessing the impact of the Crossroads disallowances, management considered that KCP&L’s and GMO’s generation asset resources include a diverse fuel mix consisting primarily of coal and nuclear fuel providing base load generation with natural gas facilities such as Crossroads to provide critical peaking and capacity support.  This combined collection of generating assets meets KCP&L’s and GMO’s service obligations and produces joint cash flows based on system-wide average costs.  Great Plains Energy conducted an analysis to assess the recoverability of the combined collection of generation asset resources and determined that no potential impairment exists.

The rates established by the modified MPSC order took effect on June 25, 2011.  On June 24, 2011, GMO filed its appeal of the MPSC order with the Cole County, Missouri, Circuit Court regarding the Crossroads issues discussed above.  Other parties to the case have also filed appeals of the MPSC order.  However, the rates authorized by the modified MPSC order will be effective unless and until modified by the MPSC or stayed by a court.

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

MPSC Regulatory Approval of the GMO Acquisition
Appeals of the MPSC order approving the GMO acquisition were filed with the Cole County, Missouri, Circuit Court, which affirmed the order in June 2009.  That decision was appealed and the Missouri Court of Appeals, Western District, upheld the MPSC order in August 2010.  The case was transferred to the Missouri Supreme Court in December 2010.  On July 19, 2011, the Missouri Supreme Court affirmed the Circuit Court’s ruling that affirmed the MPSC order approving the GMO acquisition.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
June 30, 2011	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$119.1		$25.0		$144.1
Loss on reacquired debt	6.6	(a)	0.6	(a)	7.2
Cost of removal	9.3		-		9.3
Asset retirement obligations	29.4		13.3		42.7
Pension settlements	6.8	(b)	-		6.8
Pension and post-retirement costs	357.7	(c)	116.0	(c)	473.7
Deferred customer programs	46.1	(d)	18.1		64.2
Rate case expenses	10.7	(e)	4.6	(e)	15.3
Skill set realignment costs	4.1	(f)	-		4.1
Fuel adjustment clauses	18.9	(e)	37.5	(e)	56.4
Acquisition transition costs	27.7	(g)	22.4	(g)	50.1
St. Joseph Light & Power acquisition	-		2.3	(h)	2.3
Storm damage	-		2.4	(i)	2.4
Derivative instruments	-		1.5	(j)	1.5
Iatan No. 1 and Common facilities depreciation and carrying costs	16.7		6.2		22.9
Iatan No. 2 construction accounting costs	28.0		15.5		43.5
Other	2.5	(k)	0.7	(k)	3.2
Total	$683.6		$266.1		$949.7
Regulatory Liabilities
Emission allowances	$84.0		$0.4		$84.4
Asset retirement obligations	51.1		-		51.1
Pension	0.2		38.9		39.1
Cost of removal	-		62.8	(l)	62.8
Other	11.9		18.4		30.3
Total	$147.2		$120.5		$267.7

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)	$3.7 million not included in rate base and amortized through 2012.
(c)
Represents the funded status of the pension plans more than offset by related liabilities.  Also represents financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$11.6 million not included in rate base and amortized over various periods.
(e)	Not included in rate base and amortized over various periods.
(f)	$2.6 million not included in rate base and amortized through 2017.
(g)	Not included in rate base and amortized through 2016.
(h)	Not included in rate base and amortized through 2015.
(i)	Not included in rate base and amortized through 2012.
(j)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(k)	Certain insignificant items are not included in rate base and amortized over various periods.
(l)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2010	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$117.2	$25.3	$142.5
Loss on reacquired debt	5.0	0.7	5.7
Cost of removal	8.5	-	8.5
Asset retirement obligations	27.5	12.8	40.3
Pension settlements	9.0	-	9.0
Pension and post-retirement costs	377.1	106.7	483.8
Deferred customer programs	44.7	15.6	60.3
Rate case expenses	12.3	3.3	15.6
Skill set realignment costs	4.8	-	4.8
Fuel adjustment clauses	8.4	37.1	45.5
Acquisition transition costs	29.3	22.5	51.8
St. Joseph Light & Power acquisition	-	2.6	2.6
Storm damage	-	3.2	3.2
Derivative instruments	-	3.1	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	15.1	4.3	19.4
Iatan No. 2 construction accounting costs	17.2	6.5	23.7
Other	3.5	0.7	4.2
Total	$679.6	$244.4	$924.0
Regulatory Liabilities
Emission allowances	$85.9	$0.5	$86.4
Asset retirement obligations	44.9	-	44.9
Pension	-	37.1	37.1
Cost of removal	-	62.8	62.8
Other	10.5	16.5	27.0
Total	$141.3	$116.9	$258.2

6.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND VOLUNTARY SEPARATION PROGRAM

Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, and also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and Wolf Creek Nuclear Operating Corporation (WCNOC).

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under Generally Accepted Accounting Principles (GAAP) and pension costs for ratemaking to be recognized as a regulatory asset or liability.  The current rate orders allow similar regulatory treatment for post-retirement benefits.  The differences between the financial and regulatory accounting methods are due to timing and will be eliminated over the life of the pension and post-retirement plans.

The following tables provide Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2011	2010	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$7.8	$7.6	$0.8	$0.9
Interest cost	12.6	12.3	1.9	2.2
Expected return on plan assets	(9.7)	(9.2)	(0.5)	(0.6)
Prior service cost	1.2	1.2	1.8	1.8
Recognized net actuarial loss (gain)	9.5	9.4	(0.2)	-
Transition obligation	-	-	0.4	0.4
Settlement charge	0.2	-	-	-
Net periodic benefit costs before
regulatory adjustment	21.6	21.3	4.2	4.7
Regulatory adjustment	(5.9)	(8.1)	0.1	-
Net periodic benefit costs	$15.7	$13.2	$4.3	$4.7

	Pension Benefits		Other Benefits
Year to Date June 30	2011	2010	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$15.6	$15.2	$1.6	$1.8
Interest cost	25.1	24.6	3.9	4.4
Expected return on plan assets	(19.3)	(18.3)	(0.9)	(1.1)
Prior service cost	2.3	2.4	3.6	3.6
Recognized net actuarial loss (gain)	19.2	18.7	(0.3)	-
Transition obligation	-	-	0.7	0.7
Settlement charge	0.2	-	-	-
Net periodic benefit costs before
regulatory adjustment	43.1	42.6	8.6	9.4
Regulatory adjustment	(12.3)	(16.5)	0.3	-
Net periodic benefit costs	$30.8	$26.1	$8.9	$9.4

Year to date June 30, 2011, Great Plains Energy contributed $31.6 million to the pension plans and expects to contribute an additional $82.2 million in 2011 to satisfy the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.  Also in 2011, the Company expects to contribute $17.1 million to the post-retirement benefit plans, of which the majority will be funded by KCP&L.

Voluntary Separation Program
In March 2011, Great Plains Energy and KCP&L announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Companies’ retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee could voluntarily elect to separate and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  There were 140 employees that made such elections and the majority separated on April 30, 2011.  Great Plains Energy recorded $3.0 million and $12.7 million, respectively, for the three months ended and year to date June 30, 2011, related to this voluntary separation program reflecting severance and related payroll taxes to employees who elected to voluntarily separate.  KCP&L recorded $2.4 million and $9.2 million, respectively, for the three months ended and year to date June 30, 2011, related to this voluntary separation program.

At June 30, 2011, there was no material pension settlement charge from the voluntary separation program as a result of accelerated pension distributions.  The Companies will continue to assess if a material pension settlement charge may result from additional accelerated pension distributions subsequent to June 30, 2011.  If a pension settlement charge is incurred, the Companies expect to defer the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
Great Plains Energy	(millions)
Compensation expense	$1.7	$2.3	$3.3	$2.6
Income tax benefits	0.8	0.5	1.4	0.6
KCP&L
Compensation expense	1.2	1.6	2.3	1.8
Income tax benefits	0.6	0.2	1.0	0.2

Performance Shares
Performance share activity year to date June 30, 2011, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	431,784	$18.01
Granted	139,897	22.48
Earned	(68,258)	11.04
Forfeited	(30,705)	19.86
Ending balance	472,718	20.22
* weighted-average

At June 30, 2011, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted was $26.28 and $22.48 for the three months ended and year to date June 30, 2011, respectively.  There were no shares granted for the three months ended June 30, 2010.  The weighted-average grant-date fair value of shares granted year to date June 30, 2010, was $23.37.  At June 30, 2011, there was $4.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-

average contractual term.  The total fair value of performance shares earned and paid year to date June 30, 2011 and 2010, was $0.8 million and insignificant, respectively.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted in 2011, inputs for expected volatility, dividend yield and risk-free rates were 30%, 4.35%, and 1.15%, respectively.

Restricted Stock
Restricted stock activity year to date June 30, 2011, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	406,657	$16.23
Granted and issued	152,154	19.26
Vested	(149,688)	17.29
Forfeited	(45,269)	17.37
Ending balance	363,854	16.98
* weighted-average

At June 30, 2011, the remaining weighted-average contractual term was 1.7 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2011, was $20.26 and $19.26, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2010, was $16.88 and $17.67, respectively.  At June 30, 2011, there was $3.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date June 30, 2011, was $0.6 million and $2.6 million, respectively.  The total fair value of shares vested for the three months ended and year to date June 30, 2010, was $1.5 million and $6.4 million, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in August 2013.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2011, Great Plains Energy was in compliance with this covenant.  At June 30, 2011, Great Plains Energy had $27.0 million of outstanding cash borrowings with a weighted-average interest rate of 2.94% and had issued letters of credit totaling $11.6 million under the credit facility.  At December 31, 2010, Great Plains Energy had $9.5 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in August 2013.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2011, KCP&L was in compliance with this covenant.  At June 30, 2011, KCP&L had $476.7 million of commercial paper outstanding, at a weighted-average interest rate of 0.38%, $31.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2010, KCP&L had $263.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $450 Million Revolving Credit Facility
GMO’s $450 million revolving credit facility with a group of banks expires in August 2013.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2011, GMO was in compliance with this covenant.  At June 30, 2011, GMO had $65.0 million of outstanding cash borrowings with a weighed-average interest rate of 2.94% and had issued letters of credit totaling $13.2 million under the credit facility.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under the credit facility.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2011	2010
KCP&L		(millions)
General Mortgage Bonds
4.87% EIRR bonds (a)(b)	2012-2035	$119.3	$158.8
7.15% Series 2009A (8.59% rate)(c)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
EIRR Series 2007A-1(d)	2035	-	63.3
EIRR Series 2007A-2(d)	2035	-	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2

Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate)(c)	2017	250.0	250.0
6.375% Series (7.49% rate)(c)	2018	350.0	350.0
6.05% Series (5.78% rate)(c)	2035	250.0	250.0
EIRR bonds
4.90% Series 2008	2038	23.4	23.4
Other	2011-2018	3.3	3.3
Current maturities		(162.7)	(150.3)
Unamortized discount		(1.8)	(2.0)
Total KCP&L		1,504.7	1,629.7

Other Great Plains Energy
GMO First Mortgage Bonds
9.44% Series	2012-2021	11.2	12.4
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.157% Wamego Series 1996 (e)	2026	7.3	7.3
0.373% State Environmental 1993 (e)	2028	5.0	5.0
GMO Senior Notes
7.95% Series		-	137.3
7.75% Series		-	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		32.0	49.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(c)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(c)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2012	287.5	287.5
Great Plains Energy 4.85% Senior Notes (7.34% rate)(c)	2021	350.0	-
Current maturities		(288.6)	(335.4)
Unamortized discount		(0.8)	(0.5)
Total Great Plains Energy excluding current maturities		$2,860.8	$2,942.7
(a) Weighted-average interest rates at June 30, 2011
(b) June 30, 2011, does not include $39.5 million EIRR Series 1993B bonds because the bonds have been repurchased and are held by KCP&L
(c) Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
(d) June 30, 2011, does not include $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L
(e) Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At June 30, 2011, and December 31, 2010, the book value of Great Plains Energy’s long-term debt, including current maturities, was $3.3 billion and $3.4 billion, respectively.  At June 30, 2011, and December 31, 2010, the fair value of Great Plains Energy’s long-term debt, including current maturities, was $3.6 billion and $3.7 billion, respectively.  At June 30, 2011, and December 31, 2010, the book value of KCP&L’s long-term debt, including current maturities, was $1.7 billion and $1.8 billion, respectively.  At June 30, 2011, and December 31, 2010, the fair value of KCP&L’s long-term debt, including current maturities, was $1.8 billion and $1.9 billion, respectively.

KCP&L General Mortgage Bonds and EIRR Bonds
In April 2011, KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds.  KCP&L opted to purchase rather than remarket the bonds given the poor conditions in the tax-exempt market.  KCP&L issued commercial paper to fund the purchase of the bonds. As of June 30, 2011, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L.  KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.

GMO Senior Notes
GMO repaid its $137.3 million 7.95% Senior Notes that matured in February 2011 and $197.0 million 7.75% Senior Notes that matured in June 2011.

Great Plains Energy Senior Notes
In May 2011, Great Plains Energy issued $350.0 million of 4.85% unsecured Senior Notes, maturing in 2021.  As a result of amortizing the loss recognized in Other Comprehensive Income (OCI) on Great Plains Energy’s three-year forward Starting Swaps (FSS), the effective interest rate is 7.34% through May 2014.

Great Plains Energy 10.00% Equity Units Subordinated Notes Classified As Current Maturities
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consist of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company’s common stock by June 15, 2012 (the settlement date).

Great Plains Energy must attempt to remarket the subordinated notes, in whole but not in part, between December 15, 2011, and June 12, 2012.  The proceeds from a successful remarketing will be used to satisfy the holders’ obligation under the purchase contract.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in satisfaction of the holders’ obligation under the purchase contracts, and Great Plains Energy will issue to the holders newly issued shares of the Company’s common stock equal to the settlement rate.  The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date.

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

Air and Climate Change Overview
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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently-effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 national ambient air quality standard (NAAQS), the industrial boiler rule and proposed maximum achievable control technology (MACT) standards for mercury and other hazardous air pollutant emissions (all of which are discussed below) is approximately $1 billion.  The actual cost of compliance with any existing, proposed or future rules may be significantly different from the cost estimate provided.

The approximate $1 billion current estimate of capital expenditures reflects the following high-likelihood capital projects:

•	KCP&L’s LaCygne No. 1 scrubber and baghouse installed by June 2015;

•	KCP&L’s LaCygne No. 2 full air quality control system (AQCS) installed by June 2015;

•	KCP&L’s Montrose No. 3 full AQCS installed by approximately 2016; and

•	GMO’s Sibley No. 3 scrubber and baghouse installed by approximately 2016.

Other capital projects at KCP&L’s Montrose Nos. 1 and 2 and GMO’s Sibley Nos. 1 and 2 and Lake Road Nos. 4 and 6 are possible but are currently considered less likely.  Any capacity and energy requirements resulting from a decision not to proceed with these less likely projects is currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or purchased power agreements.

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

Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR)
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reductions in SO2 and NOx emissions are accomplished through statewide caps for NOx and SO2.  Great Plains Energy’s and KCP&L’s fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  On December 23, 2008, the Court issued an order remanding CAIR to the EPA to revise the rule consistent with its July 2008 order.  The CAIR remains in effect through 2011.

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At June 30, 2011, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 150,000 tons of SO2 emissions (enough to support expected requirements under the CAIR and the Acid Rain Program for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  At June 30, 2011, GMO had accumulated unused SO2 emission allowances sufficient to support just over 13,000 tons of SO2 emissions (enough to support expected requirements under the CAIR and Acid Rain Program through 2011), which it has received under the Acid Rain Program or purchased, and are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  The CSAPR, like CAIR, will require the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR is broader than CAIR, and includes Kansas in addition to Missouri and other states.  Kansas and Missouri are only included for fine particulate matter control in the final CSAPR, but the EPA concurrently proposed a supplemental notice of proposed rulemaking to include both states for ozone season control which the EPA intends to finalize in October 2011.  The CSAPR would also impose more stringent emissions limitations than CAIR and, unlike CAIR, would not utilize Acid Rain Program allowances for compliance.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  Compliance with the CSAPR begins in 2012.  There would be additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.

The finalized CSAPR is complex and Great Plains Energy and KCP&L are evaluating its impacts.  The Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations starting in 2012.  Any shortfall in allocated allowances is anticipated to be addressed through a combination of permissible allowance trading, installing additional emission control equipment, changes in plant processes, or purchasing additional power in the wholesale market.

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

In July 2009, the EPA sent letters notifying KCP&L that MACT determinations and schedules of compliance are required for coal and oil-fired EGUs that began actual construction or reconstruction after

December 15, 2000, and identified Iatan No. 2 and Hawthorn No. 5 as affected EGUs.  This was an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  In May 2011, KCP&L received a letter from the Missouri Department of Natural Resources (MDNR) stating the MACT determination was not required for Hawthorn No. 5.  It is not currently known how MACT determinations and schedules of compliance will impact the permitting or operating requirements for Iatan No. 2, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits.

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

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, dioxin, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L’s and GMO’s new and existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration.  The EPA indicated it will propose a revised rule by the end of October 2011 and issue another final rule by the end of April 2012.

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

KCP&L has received requests for information from the Kansas Department of Health and Environment (KDHE) pertaining to a past LaCygne No. 1 scrubber project.  KCP&L is working with the KDHE to resolve this issue and management currently believes the outcome will not have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012 with 100MW to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  In 2010, KCP&L completed a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it already owned and also secured 52MW of renewable energy credits.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 131MW of wind generation beginning in 2012.  KCP&L is evaluating alternatives to meet the remaining Collaboration Agreement wind generation capacity, including the purchase of renewable energy credits, power purchase agreements, KCP&L-built installations or some combination thereof.  KCP&L had previously issued requests for proposals before entering into the 2011 power purchase agreement.  In August 2011, KCP&L requested a refresh of those requests for proposals for up to 221MW of wind generation under power purchase agreements and/or the combination of power purchase agreements and arrangements where KCP&L would own and operate the facilities after development and construction.

KCP&L has a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its LaCygne Station that, consistent with the Collaboration Agreement, will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In February 2011, KCP&L filed a request with KCC for predetermination of the ratemaking treatment that will apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the LaCygne Station.  The request for predetermination includes an estimated total project cost of $1.23 billion.  KCP&L’s 50% share of the estimated cost is $615 million.  A KCC decision on the predetermination filing is expected in August 2011.  In a related proceeding, in January 2011, KCC opened a general investigation docket regarding KCP&L and Westar environmental retrofits upon the recommendation of the KCC Staff and the Citizens Utility Ratepayers Board.  The Companies cannot predict the outcome or timing of this matter but the outcome could have the potential to impact the Companies’ resource planning in the future.

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

In May 2010, the EPA issued a final rule addressing greenhouse gas emissions from stationary sources under the Clean Air Act permitting programs.  This final rule sets thresholds for greenhouse gas emissions that define when permits under the Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs are required for new and existing industrial facilities.  The EPA phased in the Clean Air Act permitting requirements for greenhouse gas emissions in two initial steps.  In step 1, which started January 2, 2011, only sources currently subject to the PSD permitting program (i.e., those that are newly-constructed or modified in a way that significantly increases emissions of a pollutant other than greenhouse gas) are subject to Title V or PSD permitting requirements, respectively, for their greenhouse gas emissions.  For these projects, only projects with new or increases of greenhouse gas emissions of 75,000 tons per year or more of total greenhouse gases, on a CO2 equivalent basis, need to determine the best available control technology for their greenhouse gas emissions.  In addition, sources subject to the Title V Operating Permit Program need to address greenhouse gas emissions as those permits are applied for or renewed.  In step 2, which started July 1, 2011, Title V and PSD permitting requirements now cover, for the first time, new construction projects that emit greenhouse gas emissions of at least 100,000 tons per year even if they do not exceed the permitting thresholds for any other pollutant.  In addition, modifications at such existing facilities that increase greenhouse gas emissions by at least 75,000 tons per year are subject to permitting requirements, even if they do not significantly increase emissions of any other pollutant.  Great Plains Energy’s and KCP&L’s generating facilities that trigger these thresholds for new installations, modifications or Title V operating permits are subject to this rule.

In March 2011, the EPA announced it finalized a settlement agreement to issue a rule that will address greenhouse gas emissions from EGUs.  The rule would establish new source performance standards for new and modified EGUs and emission guidelines for existing EGUs.  Under the settlement agreement, the EPA committed to issuing proposed regulations by September 2011, and final regulations by May 2012.

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

KCP&L and GMO project that their existing renewable resources (including accumulated renewable energy credits) will be sufficient for compliance with the Missouri requirements, exclusive of the solar requirement, through 2021 and 2016, respectively.  KCP&L and GMO project that the purchase of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.

KCP&L also projects that its existing renewable resources (including both accumulated renewable energy credits and purchased renewable energy credits) will be sufficient for compliance with the 2011 Kansas requirements.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 131MW of wind generation beginning in 2012.  With the addition of this power purchase agreement along with its existing renewable resources, KCP&L anticipates its renewable resources will be sufficient for compliance with the Kansas requirements through 2012.  KCP&L had previously issued requests for proposals before entering into the 2011 power purchase agreement.  In August 2011, KCP&L requested a refresh of those requests for proposals for up to 221MW of wind generation under power purchase agreements and/or the combination of power purchase agreements and arrangements where KCP&L would own and operate the facilities after development and construction.

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

Ozone NAAQS
In June 2007, monitor data indicated that the Kansas City area violated the 1997 primary eight-hour ozone NAAQS.  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at Great Plains Energy’s and KCP&L’s generation facilities beyond the currently proposed controls for CSAPR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address the violation but has not yet acted.  At this time, management is unable to predict how the EPA will respond or how that response will impact Great Plains Energy’s and KCP&L’s operations.  However, the EPA’s response could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

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

In January 2010, the EPA proposed to reconsider and further strengthen the 2008 NAAQS for ground-level ozone.  The EPA proposed to strengthen the primary eight-hour ozone standard to a level within the range of 0.060-0.070 ppm.  The EPA also proposed to establish a distinct cumulative, seasonal secondary standard, designed to protect sensitive vegetation and ecosystems, to within the range of 7-15 ppm-hours.  It is anticipated EPA will finalize the standard in the third quarter of 2011.

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2.  The EPA revised the primary SO2 standard by establishing a new 1-hour standard at a level of 0.075 ppm.  The EPA revoked the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the MDNR recommended to the EPA that part of Jackson County, Missouri, be designated a nonattainment area for the new 1-hour SO2 standard.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the nonattainment designations are approved and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Montrose Station Notice of Violation
In June 2009, KCP&L received notification from the MDNR alleging that its Montrose Station had excess particulate matter emissions in 2008.  KCP&L is working with the MDNR to resolve this issue and management believes the outcome will not have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies principally use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L in connection with achieving compliance with the proposed requirements.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

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

At June 30, 2011, and December 31, 2010, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At June 30, 2011, and December 31, 2010, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at June 30, 2011, and December 31, 2010, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  The petition seeks class certification from the courts.  KCP&L has filed a motion seeking separate trials for each individual plaintiff.  Written discovery and depositions are underway.  This matter is set for trial in November 2011.  Management cannot predict the outcome of this matter.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in July 2001, FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, in December 2001, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC for further consideration.  In May 2011, FERC issued an order which clarified the scope of the hearing in the refund proceeding and ruled on requests for rehearing and motions to dismiss.  A hearing is set for March 2012.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

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

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $27.7 million and $57.2 million, respectively, for the three months ended and year to date June 30, 2011, respectively.  These costs totaled $20.1 million and $47.2 million, respectively, for the same periods in 2010.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	June 30	December 31
	2011	2010
	(millions)
Net receivable from GMO	$6.0	$29.6
Net receivable from Great Plains Energy	14.7	13.3
Receivable from MPS Merchant	9.6	0.3

13.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2011, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

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

Interest Rate Risk Management
In May 2011, Great Plains Energy issued $350.0 million of long-term debt and settled six forward starting swaps (FSS) simultaneously with the issuance of this long-term fixed rate debt.  Great Plains Energy had entered into the six FSS with notional amounts totaling $350.0 million to hedge against interest rate variability on the debt issuance.  The six FSS were treated as cash flow hedges with no ineffectiveness recorded for the three months ended and year to date June 30, 2011 and 2010.  A pre-tax loss of $26.1 million was recorded to OCI and is being reclassified to interest expense over the first three years of the ten-year debt.  At June 30, 2011, a $1.1 million loss has been reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At June 30, 2011, KCP&L had fully hedged 2011 and had hedged 68% of 2012 and 31% of 2013 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date June 30, 2011 and 2010.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At June 30, 2011, GMO had financial contracts in place to hedge approximately 74%, 61% and 38% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2011, 2012 and 2013, respectively.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	June 30		December 31
	2011		2010
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$2.0	$(0.1)	$4.0	$-
Non-hedging derivatives	25.1	(0.6)	59.5	(2.5)
Forward contracts
Non-hedging derivatives	145.0	10.0	202.8	8.9
Option contracts
Non-hedging derivatives	0.9	0.1	0.2	-
Anticipated debt issuance
Forward starting swaps	-	-	350.0	(20.8)
KCP&L
Futures contracts
Cash flow hedges	2.0	(0.1)	4.0	-

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.1
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	10.1	0.6
Total Derivatives		$10.1	$0.7

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1
Interest rate contracts	Derivative instruments	-	20.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.4	3.0
Total Derivatives		$9.5	$23.9

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.1

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2011	(millions)		(millions)
Interest rate contracts	$(5.8)	Interest charges	$(3.9)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit (expense)	2.2	Income tax benefit (expense)	1.4
Total	$(3.7)	Total	$(2.5)

Year to Date June 30, 2011
Interest rate contracts	$(5.3)	Interest charges	$(6.8)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit (expense)	2.1	Income tax benefit (expense)	2.6
Total	$(3.3)	Total	$(4.2)

Three Months Ended June 30, 2010
Interest rate contracts	$(14.1)	Interest charges	$(2.3)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit (expense)	5.5	Income tax benefit (expense)	0.9
Total	$(8.8)	Total	$(1.4)

Year to Date June 30, 2010
Interest rate contracts	$(21.5)	Interest charges	$(4.6)
Commodity contracts	(0.6)	Fuel	-
Income tax benefit (expense)	8.6	Income tax benefit (expense)	1.8
Total	$(13.5)	Total	$(2.8)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2011	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit (expense)	-	Income tax benefit (expense)	0.8
Total	$(0.1)	Total	$(1.4)

Year to Date June 30, 2011
Interest rate contracts	$-	Interest charges	$(4.4)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit (expense)	-	Income tax benefit (expense)	1.7
Total	$(0.1)	Total	$(2.7)

Three Months Ended June 30, 2010
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit (expense)	-	Income tax benefit (expense)	0.8
Total	$(0.2)	Total	$(1.4)

Year to Date June 30, 2010
Interest rate contracts	$-	Interest charges	$(4.4)
Commodity contracts	(0.6)	Fuel	-
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.7
Total	$(0.4)	Total	$(2.7)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2011	(millions)		(millions)
Commodity contracts	$(1.0)	Fuel	$(1.0)
Total	$(1.0)	Total	$(1.0)

Year to Date June 30, 2011
Commodity contracts	$(1.3)	Fuel	$(2.9)
Total	$(1.3)	Total	$(2.9)

Three Months Ended June 30, 2010
Commodity contracts	$0.4	Fuel	$(2.1)
Total	$0.4	Total	$(2.1)

Year to Date June 30, 2010
Commodity contracts	$(5.9)	Fuel	$(4.3)
Total	$(5.9)	Total	$(4.3)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(0.9) million and $1.0 million, respectively, for the three months ended and year to date June 30, 2011, and $(0.4) million and $1.6 million, respectively, for the same periods in 2010.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2011	2010	2011	2010
	(millions)
Current assets	$11.7	$12.0	$11.7	$12.0
Current liabilities	(99.7)	(101.5)	(67.0)	(71.6)
Deferred income taxes	34.2	34.8	21.5	23.2
Total	$(53.8)	$(54.7)	$(33.8)	$(36.4)

Great Plains Energy’s accumulated OCI in the table above at June 30, 2011, includes $20.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.8 million that is expected to be reclassified to expense over the next twelve months.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and December 31, 2010.

			Fair Value Measurements Using

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	June 30		Assets	Inputs	Inputs
Description	2011	Netting(d)	(Level 1)	(Level 2)	(Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$-	$-	$-	$-
Nuclear decommissioning trust (b)
Equity securities	89.4	-	89.4	-	-
Debt securities
U.S. Treasury	11.8	-	11.8	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	26.0	-	-	26.0	-
Foreign governments	0.7	-	-	0.7	-
Other	0.6	-	-	0.6	-
Total nuclear decommissioning trust	134.5	-	101.2	33.3	-
Total	134.5	-	101.2	33.3	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$10.0	$(0.1)	$0.1	$5.1	$4.9
SERP rabbi trust (c)
Equity securities	0.1	-	0.1	-	-
Debt securities	7.1	-	-	7.1	-
Total SERP rabbi trust	7.2	-	0.1	7.1	-
Total	17.2	(0.1)	0.2	12.2	4.9
Liabilities
Derivative instruments (a)	-	(0.6)	0.6	-	-
Total	$-	$(0.6)	$0.6	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$10.0	$(0.1)	$0.1	$5.1	$4.9
Nuclear decommissioning trust (b)	134.5	-	101.2	33.3	-
SERP rabbi trust (c)	7.2	-	0.1	7.1	-
Total	151.7	(0.1)	101.4	45.5	4.9
Liabilities
Derivative instruments (a)	-	(0.7)	0.7	-	-
Total	$-	$(0.7)	$0.7	$-	$-

			Fair Value Measurements Using

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	December 31		Assets	Inputs	Inputs
Description	2010	Netting(d)	(Level 1)	(Level 2)	(Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.1)	$0.1	$-	$-
Nuclear decommissioning trust (b)
Equity securities	85.5	-	85.5	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.8	-	-	4.8	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	23.7	-	-	23.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.4	-	-	0.4	-
Total nuclear decommissioning trust	126.5	-	94.4	32.1	-
Total	126.5	(0.1)	94.5	32.1	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.5)	$0.5	$5.2	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.1	(0.5)	0.7	12.2	3.7
Liabilities
Derivative instruments (a)	20.8	(3.0)	3.0	20.8	-
Total	$20.8	$(3.0)	$3.0	$20.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.6)	$0.6	$5.2	$3.7
Nuclear decommissioning trust (b)	126.5	-	94.4	32.1	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	142.6	(0.6)	95.2	44.3	3.7
Liabilities
Derivative instruments (a)	20.8	(3.1)	3.1	20.8	-
Total	$20.8	$(3.1)	$3.1	$20.8	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $3.7 million and $2.7 million at June 30, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $13.9 million and $14.6 million at June 30, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At June 30, 2011, and December 31, 2010, Great Plains Energy netted $0.6 million and $2.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date June 30, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance April 1, 2011	$5.7
Total realized/unrealized gains or (losses)
Included in non-operating income	2.1
Settlements	(2.9)
Balance June 30, 2011	$4.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2011	$(0.6)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance January 1, 2011	$3.7
Total realized/unrealized gains or (losses)
Included in non-operating income	7.1
Settlements	(5.9)
Balance June 30, 2011	$4.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2011	$1.5

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance April 1, 2010	$5.4
Total realized/unrealized gains or (losses)
Included in non-operating income	(3.4)
Settlements	3.2
Balance June 30, 2010	$5.2

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30, 2010	$(0.2)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(5.9)	(5.9)
Sales	(0.2)	-	(0.2)
Settlements	-	7.0	7.0
Balance June 30, 2010	$-	$5.2	$5.2

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at June 30, 2010	$-	$1.3	$1.3

15.	TAXES

Components of income tax expense are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
Great Plains Energy	2011	2010	2011	2010
Current income taxes	(millions)
Federal	$2.7	$(0.1)	$3.8	$(0.9)
State	(4.7)	1.5	(4.0)	2.3
Foreign	(0.1)	0.4	(0.4)	0.4
Total	(2.1)	1.8	(0.6)	1.8
Deferred income taxes
Federal	32.3	30.9	28.9	34.7
State	11.4	3.3	7.4	4.2
Total	43.7	34.2	36.3	38.9
Noncurrent income taxes
Federal	(19.0)	4.7	(18.0)	5.5
State	(2.0)	0.5	(1.9)	0.7
Foreign	(0.1)	(0.3)	0.2	-
Total	(21.1)	4.9	(19.7)	6.2
Investment tax credit
Deferral	-	(8.3)	-	(4.1)
Amortization	(0.7)	(0.6)	(0.8)	(1.1)
Total	(0.7)	(8.9)	(0.8)	(5.2)
Income tax expense	$19.8	$32.0	$15.2	$41.7

	Three Months Ended		Year to Date
	June 30		June 30
KCP&L	2011	2010	2011	2010
Current income taxes	(millions)
Federal	$1.3	$21.6	$2.4	$37.8
State	0.2	4.1	0.5	7.2
Total	1.5	25.7	2.9	45.0
Deferred income taxes
Federal	23.2	4.4	19.9	(10.0)
State	4.7	(0.5)	4.5	(2.2)
Total	27.9	3.9	24.4	(12.2)
Noncurrent income taxes
Federal	(11.5)	0.4	(10.6)	0.9
State	(1.2)	0.1	(1.1)	0.2
Total	(12.7)	0.5	(11.7)	1.1
Investment tax credit
Deferral	-	(8.3)	-	(4.1)
Amortization	(0.5)	(0.3)	(0.5)	(0.7)
Total	(0.5)	(8.6)	(0.5)	(4.8)
Income tax expense	$16.2	$21.5	$15.1	$29.1

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$22.1	$33.7	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.1	(2.5)	1.6	(2.6)
Amortization of investment tax credits	(0.7)	(0.6)	(1.1)	(0.6)
Federal income tax credits	(3.8)	(2.2)	(6.0)	(2.3)
State income taxes	2.6	3.6	4.1	3.7
Changes in uncertain tax positions, net	(1.6)	(0.3)	(2.5)	(0.3)
Valuation allowance	0.2	-	0.3	-
Other	(0.1)	0.3	-	0.4
Total	$19.8	$32.0	31.4%	33.3%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date June 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$21.4	$44.2	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.9	(5.1)	3.0	(4.0)
Amortization of investment tax credits	(0.8)	(1.1)	(1.4)	(0.9)
Federal income tax credits	(6.8)	(4.1)	(11.1)	(3.3)
State income taxes	3.0	4.5	4.9	3.5
Medicare Part D subsidy legislation	-	2.8	-	2.2
Changes in uncertain tax positions, net	(1.3)	-	(2.2)	-
Valuation allowance	(2.2)	-	(3.6)	-
Other	-	0.5	0.4	0.5
Total	$15.2	$41.7	25.0%	33.0%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$17.4	$24.4	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	(2.0)	1.6	(2.9)
Amortization of investment tax credits	(0.5)	(0.3)	(1.0)	(0.5)
Federal income tax credits	(3.7)	(2.2)	(7.6)	(3.1)
State income taxes	1.8	2.4	3.8	3.4
Changes in uncertain tax positions	0.4	-	0.9	-
Other	-	(0.8)	(0.2)	(1.1)
Total	$16.2	$21.5	32.5%	30.8%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date June 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$18.4	$33.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.6	(4.1)	3.0	(4.3)
Amortization of investment tax credits	(0.5)	(0.7)	(0.9)	(0.7)
Federal income tax credits	(6.7)	(4.1)	(12.9)	(4.3)
State income taxes	2.0	3.1	3.9	3.2
Medicare Part D subsidy legislation	-	2.8	-	2.9
Changes in uncertain tax positions	0.4	-	0.8	-
Other	(0.1)	(1.7)	(0.3)	(1.7)
Total	$15.1	$29.1	28.6%	30.1%

Uncertain Tax Positions
At June 30, 2011, and December 31, 2010, Great Plains Energy had $24.9 million and $42.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $15.1 million and $17.3 million, respectively, at June 30, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.  The $17.1 million decrease in unrecognized tax benefits is primarily due to a decrease of $18.4 million related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The tax benefit recognized related to the 2006-2008 IRS audit was offset by an increase of $16.4 million in deferred income tax liabilities, which resulted in an increase to net income of $2.0 million.

At June 30, 2011, and December 31, 2010, KCP&L had $7.3 million and $19.1 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million at June 30, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.  The $11.8 million decrease in unrecognized tax benefits is primarily due to a decrease of $12.1 million related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The tax benefit recognized related to the 2006-2008 IRS audit was mostly offset by an increase in deferred income tax liabilities, which resulted in an insignificant impact to net income.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2011	2010	2011	2010
	(millions)
Beginning balance	$42.0	$51.4	$19.1	$20.9
Additions for current year tax positions	0.7	2.7	-	1.3
Additions for prior year tax positions	0.6	2.1	0.6	1.5
Reductions for prior year tax positions	(18.7)	(10.6)	(12.4)	(1.6)
Settlements	-	(3.8)	-	(2.9)
Statute expirations	-	(0.3)	-	(0.1)
Foreign currency translation adjustments	0.3	0.5	-	-
Ending balance	$24.9	$42.0	$7.3	$19.1

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At June 30, 2011, and December 31, 2010, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.0 million and $6.7 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits were $1.1 million at June 30, 2011, and December 31, 2010.  KCP&L had accrued interest related to unrecognized tax benefits of $0.3 million and $1.4 million at June 30, 2011, and December 31, 2010, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The Companies are unable to estimate the amount of unrecognized tax benefits that may be recognized in the next twelve months.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
June 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$565.1	$-	$565.1
Depreciation and amortization	(67.6)	-	(67.6)
Interest charges	(40.3)	(10.0)	(50.3)
Income tax (expense) benefit	(26.0)	6.2	(19.8)
Net income (loss) attributable to Great Plains Energy	49.0	(5.6)	43.4

Year to Date	Electric		Great Plains
June 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$1,058.0	$-	$1,058.0
Depreciation and amortization	(140.0)	-	(140.0)
Interest charges	(74.6)	(20.6)	(95.2)
Income tax (expense) benefit	(26.9)	11.7	(15.2)
Net income (loss) attributable to Great Plains Energy	56.0	(10.2)	45.8

Three Months Ended	Electric		Great Plains
June 30, 2010	Utility	Other	Energy
	(millions)
Operating revenues	$552.0	$-	$552.0
Depreciation and amortization	(81.0)	-	(81.0)
Interest charges	(36.4)	(10.3)	(46.7)
Income tax (expense) benefit	(36.8)	4.8	(32.0)
Net income (loss) attributable to Great Plains Energy	71.7	(7.4)	64.3

Year to Date	Electric		Great Plains
June 30, 2010	Utility	Other	Energy
	(millions)
Operating revenues	$1,058.9	$-	$1,058.9
Depreciation and amortization	(163.2)	-	(163.2)
Interest charges	(72.6)	(20.6)	(93.2)
Income tax (expense) benefit	(48.4)	6.7	(41.7)
Net income (loss) attributable to Great Plains Energy	96.6	(12.0)	84.6

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
June 30, 2011	(millions)
Assets	$9,278.5	$65.2	$(421.5)	$8,922.2
Capital expenditures (a)	193.2	-	-	193.2
December 31, 2010
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures (a)	618.1	-	-	618.1
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

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 825,000 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2011, decreased to $43.0 million or $0.31 per share from $63.9 million or $0.47 per share for the same period in 2010 driven by a $14.5 million decrease in gross margin due to unfavorable weather, a decline in retail demand, the impact of increased coal transportation costs not recovered in KCP&L Missouri rates where there is no fuel recovery mechanism and the impact of an extended refueling outage at Wolf Creek.  Gross margin is a financial measure that is not calculated in accordance with GAAP.  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations below for further information.  Also driving the decrease in earnings available for common shareholders was $3.0 million of voluntary separation program expenses and a $2.9 million increase in electric utility’s general taxes.

Great Plains Energy’s earnings available for common shareholders year to date June 30, 2011, decreased to $45.0 million or $0.32 per share from $83.8 million or $0.61 per share for the same period in 2010 driven by a $22.9 million decrease in gross margin due to unfavorable weather, a decline in retail demand, the impact of increased coal transportation costs not recovered in KCP&L Missouri rates where there is no fuel recovery mechanism and the impact of an extended refueling outage at Wolf Creek.  Also driving the decrease was $12.7 million of voluntary separation program expenses, $2.3 million of losses representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project, $3.9 million of expenses related to other accounting effects of the KCP&L and GMO MPSC rate orders and a $6.9 million increase in electric utility’s general taxes.

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  A hearing is scheduled for September 2011 with a decision expected in the fourth quarter of 2011.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On June 4, 2010, KCP&L filed a request with the MPSC to increase its Missouri retail electric annual revenues by $92.1 million.  The request was ultimately adjusted during the rate case proceedings by KCP&L to $66.5 million as the net result of lower fuel and purchased power costs and other updates to the case.  KCP&L’s initial and updated requests reflected, among other things, a proposed annual offset to its revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset); the final update included a proposed wholesale margin offset of approximately $29.4 million.  On April 12, 2011, the MPSC issued its order and on April 14, 2011, the MPSC Staff filed a report which quantified the authorized revenue increase as approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates.  The rates established by the MPSC order took effect on May 4, 2011.

As a result of disallowances in the MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date June 30, 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO, which they have done and are awaiting a decision.  If KCP&L and GMO are unsuccessful, the MPSC has indicated that it intends for GMO’s customers to be compensated for the tax credits and that it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the Internal Revenue Service of a portion of unamortized deferred investment tax credits.  At June 30, 2011, KCP&L and GMO had $128.9 million and $3.7 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On June 4, 2010, GMO filed requests with the MPSC to increase its Missouri retail electric annual revenues by $75.8 million for its Missouri Public Service division, and $22.1 million for its L&P division.  GMO subsequently adjusted its requests during the rate case proceedings to $65.9 million and $23.2 million, respectively, as the net result of updates to the cases.  On May 4, 2011, the MPSC issued its order and on May 10, 2011, the MPSC Staff filed a report which quantified the authorized revenue increases on an annual basis as $30.1 million for GMO’s Missouri Public Service division and $29.3 million for GMO’s L&P division.  The MPSC order authorized a return on equity of 10.0%, an equity ratio of approximately 46.6% and a Missouri jurisdictional rate base of $1.76 billion.  In response to applications for clarification and rehearing of the MPSC order, the MPSC on May 27, 2011, issued an order of clarification and modification.  The modified MPSC order revised the authorized annual revenue increase to approximately $35.7 million for GMO’s Missouri Public Service division and approximately $29.8 million for GMO’s L&P division, resulting primarily from a clarification of the amount of fuel costs shifted from GMO’s fuel adjustment clause to base rates.  However, because the MPSC authorized an annual revenue increase that was greater than the amount originally requested by GMO and communicated to GMO’s customers, the modified MPSC order deferred approximately $7.7 million of the L&P division increase, which is the amount over GMO’s requested $22.1 million increase for that division, and will phase in the deferred revenue amount in equal parts over a two-year period, plus carrying costs.

As a result of disallowances in the MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date June 30, 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

Additionally, with respect to GMO’s Missouri Public Service division, the MPSC concluded that GMO’s decision to add Crossroads Energy Center (Crossroads) to its generation asset resources was prudent and reasonable; however, the order disallowed from rate base approximately $50 million for Crossroads, disallowed $4.9 million in associated annual transmission expense and offset rate base by approximately $15 million to reflect accumulated deferred taxes associated with Crossroads.  GMO’s request included a net plant amount of approximately $104 million for Crossroads.  In assessing the impact of the Crossroads disallowances, management considered that KCP&L’s and GMO’s generation asset resources include a diverse fuel mix consisting primarily of coal and nuclear fuel providing base load generation with natural gas facilities such as Crossroads to provide critical peaking and capacity support.  This combined collection of generating assets meets KCP&L’s and GMO’s service obligations and produces joint cash flows based on system-wide average costs.  Great Plains Energy conducted an analysis to assess the recoverability of the combined collection of generation asset resources and determined that no potential impairment exists.

The rates established by the modified MPSC order took effect on June 25, 2011.  On June 24, 2011, GMO filed its appeal of the MPSC order with the Cole County, Missouri, Circuit Court regarding the Crossroads issues discussed above.  Other parties to the case have also filed appeals of the MPSC order.  However, the rates authorized by the modified MPSC order will be effective unless and until modified by the MPSC or stayed by a court.

Coal Conservation
Several of KCP&L’s coal-fired power plants have been impacted by recent flooding in the Midwest.  Hawthorn No. 5 and LaCygne Nos. 1 and 2 are experiencing increased rail delivery cycle times, which has resulted in delays in coal delivery.  Beginning June 30, 2011, coal deliveries at Iatan Nos. 1 and 2 were suspended.  While it is not possible to predict with certainty how long the suspension and increased cycle times will continue, management currently expects coal deliveries at Iatan to resume in September.  Delays in coal deliveries at Hawthorn, LaCygne and Iatan are expected to continue into the fourth quarter.

In an effort to conserve coal and meet customer demand, KCP&L is currently operating the affected plants at reduced loads.  Additionally, KCP&L has entered into an agreement that allows it to purchase power from mid-June to the end of August.

Great Plains Energy and KCP&L currently estimate the impact of coal conservation resulting from increased fuel and purchased power expense and reduced wholesale sales will be approximately $28 million to $32 million in the second half of 2011.  KCP&L’s retail rates in Kansas and GMO’s retail rates contain fuel recovery mechanisms that include the cost of fuel and purchased power, offset by wholesale sales margin.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism.  As a result, Great Plains Energy and KCP&L currently estimate the impact of coal conservation will reduce net income by approximately $12 million to $16 million in the second half of 2011.

ENVIRONMENTAL MATTERS

See Note 10 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$565.1	$552.0	$1,058.0	$1,058.9
Fuel	(114.4)	(104.1)	(219.3)	(205.9)
Purchased power	(55.4)	(37.9)	(110.3)	(103.4)
Transmission of electricity by others	(7.0)	(7.2)	(14.5)	(12.8)
Gross margin (a)	388.3	402.8	713.9	736.8
Other operating expenses	(202.1)	(186.9)	(404.4)	(376.7)
Voluntary separation program	(3.0)	-	(12.7)	-
Depreciation and amortization	(67.6)	(81.0)	(140.0)	(163.2)
Operating income	115.6	134.9	156.8	196.9
Non-operating income and expenses	(2.0)	9.1	(0.6)	23.6
Interest charges	(50.3)	(46.7)	(95.2)	(93.2)
Income tax expense	(19.8)	(32.0)	(15.2)	(41.7)
Loss from equity investments	(0.1)	(0.9)	(0.1)	(0.9)
Net income	43.4	64.4	45.7	84.7
Less: Net (income) loss attributable to noncontrolling interest	-	(0.1)	0.1	(0.1)
Net income attributable to Great Plains Energy	43.4	64.3	45.8	84.6
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$43.0	$63.9	$45.0	$83.8
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended June 30, 2011 Compared to June 30, 2010
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2011, decreased to $43.0 million, or $0.31 per share, from $63.9 million, or $0.47 per share, for the same period in 2010.

Electric utility’s net income decreased $22.7 million for the three months ended June 30, 2011, compared to the same period in 2010 driven by a $14.5 million decrease in gross margin due to unfavorable weather, a decline in retail demand, the impact of increased coal transportation costs not recovered in KCP&L Missouri rates where there is no fuel recovery mechanism and the impact of an extended refueling outage at Wolf Creek.  Also driving the decrease was $3.0 million of voluntary separation program expenses and a $2.9 million increase in general taxes.

Great Plains Energy’s corporate and other activities loss decreased $1.8 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to a $2.0 million tax benefit recognized on the settlement of the Company’s 2006-2008 federal tax audit.

Year to Date June 30, 2011 Compared to June 30, 2010
Great Plains Energy’s earnings available for common shareholders year to date June 30, 2011, decreased to $45.0 million, or $0.32 per share, from $83.8 million, or $0.61 per share, for the same period in 2010.

Electric utility’s net income decreased $40.6 million year to date June 30, 2011, compared to the same period in 2010 driven by a $22.9 million decrease in gross margin due to unfavorable weather, a decline in retail demand, the impact of increased coal transportation costs not recovered in KCP&L Missouri rates where there is no fuel recovery mechanism and the impact of an extended refueling outage at Wolf Creek.  Also driving the decrease was $12.7 million of voluntary separation program expenses, $2.3 million of losses representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project, $3.9 million of expenses related to other accounting effects of the KCP&L and GMO MPSC rate orders and a $6.9 million increase in general taxes.

Great Plains Energy’s corporate and other activities loss decreased $1.8 million year to date June 30, 2011, compared to the same period in 2010 driven by a $2.0 million tax benefit recognized on the settlement of the Company’s 2006-2008 federal tax audit.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$565.1	$552.0	$1,058.0	$1,058.9
Fuel	(114.4)	(104.1)	(219.3)	(205.9)
Purchased power	(55.4)	(37.9)	(110.3)	(103.4)
Transmission of electricity by others	(7.0)	(7.2)	(14.5)	(12.8)
Gross margin (a)	388.3	402.8	713.9	736.8
Other operating expenses	(201.2)	(185.7)	(402.6)	(374.7)
Voluntary separation program	(3.0)	-	(12.7)	-
Depreciation and amortization	(67.6)	(81.0)	(140.0)	(163.2)
Operating income	116.5	136.1	158.6	198.9
Non-operating income and expenses	(1.2)	8.8	(1.1)	18.7
Interest charges	(40.3)	(36.4)	(74.6)	(72.6)
Income tax expense	(26.0)	(36.8)	(26.9)	(48.4)
Net income	$49.0	$71.7	$56.0	$96.6
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$217.2	$211.9	3	1,976	1,983	-
Commercial	222.9	218.1	2	2,630	2,724	(3)
Industrial	53.2	53.4	-	848	881	(4)
Other retail revenues	4.8	4.8	-	28	33	(6)
Provision for rate refund (excess Missouri
wholesale margin)	0.1	(1.5)	NM	NA	NA	NA
Fuel recovery mechanism under recovery	18.8	7.2	NM	NA	NA	NA
Total retail	517.0	493.9	5	5,482	5,621	(2)
Wholesale revenues	37.8	47.0	(20)	1,132	1,579	(28)
Other revenues	10.3	11.1	(7)	NA	NA	NA
Operating revenues	565.1	552.0	2	6,614	7,200	(8)
Fuel	(114.4)	(104.1)	10
Purchased power	(55.4)	(37.9)	46
Transmission of electricity by others	(7.0)	(7.2)	(4)
Gross margin (a)	$388.3	$402.8	(4)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$418.7	$416.6	-	4,413	4,522	(2)
Commercial	405.2	400.4	1	5,219	5,348	(2)
Industrial	91.7	93.8	(2)	1,594	1,626	(2)
Other retail revenues	9.3	9.0	5	59	58	3
Provision for rate refund (excess Missouri
wholesale margin)	-	(1.5)	NM	NA	NA	NA
Fuel recovery mechanism under recovery	31.6	20.8	52	NA	NA	NA
Total retail	956.5	939.1	2	11,285	11,554	(2)
Wholesale revenues	79.1	96.7	(18)	2,389	2,902	(18)
Other revenues	22.4	23.1	(3)	NA	NA	NA
Operating revenues	1,058.0	1,058.9	-	13,674	14,456	(5)
Fuel	(219.3)	(205.9)	6
Purchased power	(110.3)	(103.4)	7
Transmission of electricity by others	(14.5)	(12.8)	13
Gross margin (a)	$713.9	$736.8	(3)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin decreased $14.5 million and $22.9 million, respectively, for the three months ended and year to date June 30, 2011, compared to the same periods in 2010 primarily due to:

•	unfavorable weather driven by a 12% decrease in cooling degree days;

•	a decrease in weather-normalized retail demand;

•
a $2.9 million and $7.5 million increase for the three months ended and year to date June 30, 2011, respectively, in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new rates effective May 4, 2011; and

•
an estimated $11 million impact from an extended refueling outage at Wolf Creek, which resulted in less generation available for wholesale sales, increased fuel expense due to the use of more coal in the fuel mix, which has a higher cost compared to nuclear fuel, and increased purchased power expense due to an increase in MWhs purchased.  Wolf Creek’s latest refueling outage began on March 19, 2011, and included several increases in work scope that extended the outage.  Primary components of the increased work scope were related to inspection and repair of essential service water system piping, testing and replacement of underground high voltage cables, and a repair of a ground on the main generator rotor.  During the last week of June 2011 before the unit returned to full capacity, Wolf Creek had an unplanned outage related to one of two main feed pumps.  Wolf Creek returned to 100% capacity in early July 2011.

These decreases were partially offset by new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $15.5 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to:

•
a $4.4 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively;

•	a $3.0 million increase in pension expense recognized pursuant to higher rates authorized in the MPSC and KCC rate orders; and

•	a $2.9 million increase in general taxes driven by increased property taxes.

Electric utility’s other operating expenses increased $27.9 million year to date June 30, 2011, compared to the same period in 2010 primarily due to:

•
a $5.2 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively;

•	a $5.5 million increase in pension expense recognized pursuant to higher rates authorized in the MPSC and KCC rate orders;

•	a $6.9 million increase in general taxes driven by increased property taxes; and

•
as a result of disallowances in the MPSC rate orders, KCP&L and GMO recognized combined losses of $2.3 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project.  KCP&L and GMO also recognized a combined $3.9 million loss for other disallowed costs in the MPSC rate orders.

Electric Utility Voluntary Separation Program
In March 2011, Great Plains Energy announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company’s retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee of the Company could voluntarily elect to separate from the Company and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  Approximately 140 employees made such elections and the majority separated from the Company on April 30, 2011.  Electric utility recorded expense of $3.0 million and $12.7 million for the three months ended and year to date June 30, 2011, respectively, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.

At June 30, 2011, there was no material pension settlement charge from the voluntary separation program as a result of accelerated pension distributions.  The Companies will continue to assess if a material pension settlement charge may result from additional accelerated pension distributions subsequent to June 30, 2011.  If a pension settlement charge is incurred, the Companies expect to defer the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $13.4 million for the three months ended June 30, 2011, compared to the same period in 2010 due to a $6.2 million decrease attributable to lower depreciation rates for KCP&L effective December 1, 2010, for Kansas and May 4, 2011, for Missouri and a $15.3 million decrease in regulatory amortization.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 and May 2011 effective dates of new retail rates for KCP&L in Kansas and Missouri, respectively.  These decreases were partially offset by depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

Electric utility’s depreciation and amortization costs decreased $23.2 million year to date June 30, 2011, compared to the same period in 2010 due to a $15.7 million decrease attributable to lower depreciation rates for KCP&L and a $23.6 million decrease in regulatory amortization.  These decreases were partially offset by $6.2 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $10.0 million and $19.8 million for the three months ended and year to date June 30, 2011, respectively, compared to the same periods in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

Electric Utility Interest Charges
Electric utility’s interest charges increased $3.9 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to an $8.9 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 and $5.6 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011.  These items were mostly offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of GMO’s 7.95% Senior Notes in February 2011.

Electric utility’s interest charges increased $2.0 million year to date June 30, 2011, compared to the same period in 2010 primarily due to a $17.3 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 and $8.0 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011.  These items were mostly offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of GMO’s 7.95% Senior Notes in February 2011.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $10.8 million and $21.5 million for the three months ended and year to date June 30, 2011, respectively, compared to the same periods in 2010 due to decreased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (June 30, 2011 compared to December 31, 2010)

•
Great Plains Energy’s deferred refueling outage costs increased $31.0 million due to the deferral of costs for the Wolf Creek refueling outage that began on March 19, 2011, and included several increases in work scope that extended the outage.  These deferred costs will be amortized over the months prior to the next refueling outage currently scheduled for the fall of 2012.

•	Great Plains Energy’s deferred income taxes – current assets decreased $11.1 million primarily due to increased temporary differences resulting from the increased deferred refueling outage costs.

•	Great Plains Energy’s notes payable increased $82.5 million due to increased borrowings due to the timing of cash payments.

•
Great Plains Energy’s commercial paper increased $213.2 million due to borrowings for the purchase in lieu of redemption of KCP&L’s EIRR Series 1993B bonds totaling $39.5 million and EIRR Series 2007A-1 and 2007 A-2 totaling $73.3 million and other increased borrowings due to the timing of cash payments.

•
Great Plains Energy’s current maturities of long-term debt decreased $34.4 million due to the repayment of $137.3 million and $197.0 million at maturity of GMO’s 7.95% and 7.75% Senior Notes, respectively, offset by the reclassification of $287.5 million of Great Plains Energy’s 10.00% Equity Units Subordinated Notes from long-term debt.

•	Great Plains Energy’s accounts payable decreased $80.7 million primarily due to the timing of cash payments.

•	Great Plains Energy’s accrued taxes increased $33.6 million primarily due to the timing of property tax payments.

•	Great Plains Energy’s derivative instruments – current liabilities decreased $20.8 million due to the settlement of FSS upon the issuance of Great Plains Energy’s $350.0 million of 4.85% Senior Notes.

•
Great Plains Energy’s other deferred credits and other liabilities decreased $27.1 million primarily due to a decrease in unrecognized tax benefits related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.

•
Great Plains Energy’s long-term debt decreased $81.9 million primarily due to the $287.5 million of Great Plains Energy’s 10.00% Equity Units Subordinated Notes reclassified to current maturities and the purchase in lieu of redemption of $112.8 million of KCP&L’s EIRR bonds, offset by Great Plains Energy’s issuance of $350.0 million of 4.85% Senior Notes in May 2011.

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

Great Plains Energy's liquid resources at June 30, 2011, consisted of $7.8 million of cash and cash equivalents on hand and $625.1 million of unused bank lines of credit.  The unused lines consisted of $161.4 million from Great Plains Energy's revolving credit facility, $91.9 million from KCP&L's credit facilities and $371.8 million from GMO’s revolving credit facility.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

At July 31, 2011, Great Plains Energy’s long-term debt maturities for the remainder of 2011 and for 2012 were $150.3 million and $513.9 million, respectively.  Great Plains Energy is evaluating alternatives to refinance this long-term debt, including issuing new long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
The decrease in cash flows from operating activities for Great Plains Energy year to date June 30, 2011, compared to the same period in 2010 is primarily due to a reduction in net income, the payment of $26.1 million for the settlement of FSS upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011 and an increase in deferred refueling outage costs, partially offset by the adoption of new accounting rules in 2010.  On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $141.8 million year to date June 30, 2011, compared to the same period in 2010 due to a decrease in cash utility capital expenditures primarily related to Iatan No. 2.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2011 reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  Short-term borrowings increased with the proceeds used for KCP&L’s purchase in lieu of redemption of its EIRR Series 1993B bonds totaling $39.5 million and EIRR Series

2007A-1 and 2007A-2 totaling $73.3 million.  Additional short-term borrowings were used to support interest and dividend payments.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2010, reflect additional short-term borrowings to support interest and dividend payments, in addition to the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L had not utilized any of this authorized amount as of June 30, 2011.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012 conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At June 30, 2011, there was $523.3 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt through March 2012, conditioned on GMO’s borrowing costs not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2011, there was $435.0 million available under this authorization.  In July 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 2012 and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2011, there was $253.9 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2011, KCP&L had an outstanding payable under the money pool of $4.4 million to GMO and GMO had an outstanding payable of $0.4 million to Great Plains Energy.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.  Year to date June 30, 2011, the Company contributed $31.6 million to the pension plans and expects to contribute an additional $82.2 million in 2011 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority expected to be paid by KCP&L.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $17.1 million under the provisions of these plans in 2011, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$383.4	$372.6	$714.2	$708.2
Fuel	(81.5)	(67.9)	(149.7)	(129.4)
Purchased power	(20.4)	(10.9)	(41.8)	(38.2)
Transmission of electricity by others	(4.2)	(4.0)	(8.5)	(6.9)
Gross margin (a)	277.3	289.8	514.2	533.7
Other operating expenses	(148.9)	(142.8)	(299.1)	(282.7)
Voluntary separation program	(2.4)	-	(9.2)	-
Depreciation and amortization	(48.2)	(62.3)	(101.6)	(125.8)
Operating income	77.8	84.7	104.3	125.2
Non-operating income and expenses	(0.9)	7.0	(1.4)	15.0
Interest charges	(27.3)	(22.0)	(50.4)	(43.7)
Income tax expense	(16.2)	(21.5)	(15.1)	(29.1)
Net income	$33.4	$48.2	$37.4	$67.4
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$138.1	$132.3	4	1,231	1,240	(1)
Commercial	161.9	154.9	5	1,855	1,909	(3)
Industrial	33.6	33.2	1	499	525	(5)
Other retail revenues	3.0	2.9	5	20	20	1
Provision for rate refund (excess
Missouri wholesale margin)	0.1	(1.5)	NM	NA	NA	NA
Kansas ECA (over) under recovery	7.6	1.9	NM	NA	NA	NA
Total retail	344.3	323.7	6	3,605	3,694	(2)
Wholesale revenues	35.1	44.0	(20)	1,046	1,495	(30)
Other revenues	4.0	4.9	(17)	NA	NA	NA
Operating revenues	383.4	372.6	3	4,651	5,189	(10)
Fuel	(81.5)	(67.9)	20
Purchased power	(20.4)	(10.9)	86
Transmission of electricity by others	(4.2)	(4.0)	5
Gross margin (a)	$277.3	$289.8	(4)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$258.8	$254.6	2	2,633	2,701	(3)
Commercial	296.3	289.2	2	3,689	3,768	(2)
Industrial	57.7	59.5	(3)	940	973	(3)
Other retail revenues	6.1	5.9	3	43	43	1
Provision for rate refund (excess
Missouri wholesale margin)	-	(1.5)	NM	NA	NA	NA
Kansas ECA under recovery	12.2	2.9	NM	NA	NA	NA
Total retail	631.1	610.6	3	7,305	7,485	(2)
Wholesale revenues	74.0	87.8	(16)	2,236	2,673	(16)
Other revenues	9.1	9.8	(7)	NA	NA	NA
Operating revenues	714.2	708.2	1	9,541	10,158	(6)
Fuel	(149.7)	(129.4)	16
Purchased power	(41.8)	(38.2)	9
Transmission of electricity by others	(8.5)	(6.9)	23
Gross margin (a)	$514.2	$533.7	(4)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L’s gross margin decreased $12.5 million and $19.5 million, respectively, for the three months ended and year to date June 30, 2011, compared to the same periods in 2010 primarily due to:

•	unfavorable weather driven by a 12% decrease in cooling degree days;

•	a decrease in weather-normalized retail demand;

•
a $2.9 million and $7.5 million increase for the three months ended and year to date June 30, 2011, respectively, in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new rates effective May 4, 2011; and

•
an estimated $11 million impact from an extended refueling outage at Wolf Creek, which resulted in less generation available for wholesale sales, increased fuel expense due to the use of more coal in the fuel mix, which has a higher cost compared to nuclear fuel, and increased purchased power expense due to an increase in MWhs purchased.  Wolf Creek’s latest refueling outage began on March 19, 2011, and included several increases in work scope that extended the outage.  Primary components of the increased work scope were related to inspection and repair of essential service water system piping, testing and replacement of underground high voltage cables, and a repair of a ground on the main generator rotor.  During the last week of June 2011 before the unit returned to full capacity, Wolf Creek had an unplanned outage related to one of two main feed pumps.  Wolf Creek returned to 100% capacity in early July 2011.

These decreases were partially offset by new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $6.1 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to:

•
a $2.0 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas rates effective December 1, 2010, and Missouri rates effective May 4, 2011 and

•	a $2.5 million increase in general taxes driven by increased property taxes.

KCP&L’s other operating expenses increased $16.4 million year to date June 30, 2011, compared to the same period in 2010 primarily due to:

•	a $3.0 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas rates effective December 1, 2010, and Missouri rates May 4, 2011;

•	a $5.2 million increase in general taxes driven by increased property taxes; and

•
as a result of disallowances in the MPSC rate order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project.  KCP&L also recognized a $2.4 million loss for other disallowed costs in the MPSC rate order.

KCP&L Voluntary Separation Program
KCP&L recorded expense of $2.4 million and $9.2 million for the three months ended and year to date June 30, 2011, respectively, related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.

At June 30, 2011, there was no material pension settlement charge from the voluntary separation program as a result of accelerated pension distributions.  KCP&L will continue to assess if a material pension settlement charge may result from additional accelerated pension distributions subsequent to June 30, 2011.  If a pension settlement charge is incurred, the KCP&L expects to defer the charge and recover it over future periods pursuant to existing and past regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program may also result in increased pension funding requirements in 2011 under ERISA.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $14.1 million for the three months ended June 30, 2011, compared to the same period in 2010 due to a $6.2 million decrease attributable to lower depreciation rates for

KCP&L effective December 1, 2010, for Kansas and May 4, 2011, for Missouri and a $15.3 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 and May 2011 effective dates of new retail rates for KCP&L in Kansas and Missouri, respectively.  These decreases were partially offset by depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

KCP&L’s depreciation and amortization costs decreased $24.2 million year to date June 30, 2011, compared to the same period in 2010 due to a $15.7 million decrease attributable to lower depreciation rates for KCP&L and a $23.6 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  These decreases were partially offset by $6.2 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $7.9 million and $16.4 million for the three months ended and year to date June 30, 2011, respectively, compared to the same periods in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

KCP&L Interest Charges
KCP&L’s interest charges increased $5.3 million and $6.7 million for the three months ended and year to date June 30, 2011, respectively, compared to the same periods in 2010.  A decrease of $7.3 million and $14.3 million for the three months ended and year to date June 30, 2011, respectively, in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 was partially offset by the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities.

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $5.3 million and $14.0 million for the three months ended and year to date June 30, 2011, respectively, compared to the same periods in 2010 primarily due to decreased pre-tax income.

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

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2010 Form 10-K for each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure, comprised of accounts receivable and fair value of financial instruments, to counterparties at June 30, 2011, was $18.9 million.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended June 30, 2011.

Issuer Purchases of Equity Securities
Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid	Announced	Purchased Under
	(or Units)		per Share	Plans or	the Plans or
Month	Purchased		(or Unit)	Programs	Programs
April 1 - 30	12,657	(1) (2)	$ 16.96	-	N/A
May 1 - 31	37,534	(1) (2)	19.97	-	N/A
June 1 - 30	7,469	(2)	17.87	-	N/A
Total	57,660		$ 19.04	-	N/A

(1)			Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
(2)			Represents common shares surrendered to the Company following the resignation of a certain officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Election of New Director
The following information is provided in this Quarterly Report in lieu of reporting such information under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, of Form 8-K.

On August 2, 2011, the Board appointed Mr. Terry Bassham to the Board effective September 1, 2011, to hold such position until the next annual meeting of shareholders.  There is no arrangement or understanding between Mr. Bassham and any other persons pursuant to which Mr. Bassham was selected as a director.  Mr. Bassham will not serve on any committee of the Board of Directors.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Document	Registrant
4.1
Fifteenth Supplemental Indenture, dated as of June 30, 2011, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee.
Great Plains Energy KCP&L
4.2	*
Fourth Supplemental Indenture dated as of May 19, 2011 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to Form 8-K filed on May 19, 2011).
Great Plains Energy
10.1	+	Retirement and Consulting Agreement dated May 20, 2011 among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and William H. Downey.	Great Plains Energy KCP&L
10.2	* +	Amended Long-Term Incentive Plan adopted as of May 3, 2011. (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L
32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L
101.INS	**	XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

*Filed with the SEC as an exhibit to prior SEC filings and is incorporated herein by reference and made a part hereof.  The SEC filing and the exhibit number of the document so filed, and incorporated herein by reference, is stated in parenthesis in the description of such exhibit.

** Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: August 5, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 5, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 5, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)