Form 10-Q
period 2011-09-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2011-11-03
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On October 31, 2011, Great Plains Energy Incorporated had 136,087,321 shares of common stock outstanding. On October 31, 2011,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber-terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

Abbreviation or Acronym	Definition
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plains Energy
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Nuclear Plant
Note 5:	Regulatory Matters
Note 6:	Pension Plans, Other Employee Benefits and Voluntary Separation Program
Note 7:	Equity Compensation
Note 8:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 9:	Long-Term Debt
Note 10:	Commitments and Contingencies
Note 11:	Legal Proceedings
Note 12:	Related Party Transactions and Relationships
Note 13:	Derivative Instruments
Note 14:	Fair Value Measurements
Note 15:	Taxes
Note 16:	Segments and Related Information
Note 17:	Goodwill

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$8.9	$10.8
Funds on deposit	1.4	5.2
Receivables, net	275.6	241.7
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	72.2	85.1
Materials and supplies, at average cost	137.6	132.8
Deferred refueling outage costs	33.4	9.6
Refundable income taxes	15.4	2.1
Deferred income taxes	6.7	14.3
Derivative instruments	1.2	1.1
Prepaid expenses and other assets	17.2	13.9
Total	664.6	611.6
Utility Plant, at Original Cost
Electric	10,821.5	10,536.9
Less-accumulated depreciation	4,184.4	4,031.3
Net utility plant in service	6,637.1	6,505.6
Construction work in progress	260.3	307.5
Nuclear fuel, net of amortization of $124.8 and $131.1	77.3	79.2
Total	6,974.7	6,892.3
Investments and Other Assets
Nuclear decommissioning trust fund	125.5	129.2
Regulatory assets	977.2	924.0
Goodwill	169.0	169.0
Derivative instruments	8.1	7.8
Other	86.0	84.3
Total	1,365.8	1,314.3
Total	$9,005.1	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$28.0	$9.5
Collateralized note payable	95.0	95.0
Commercial paper	10.5	263.5
Current maturities of long-term debt	951.4	485.7
Accounts payable	193.7	276.3
Accrued taxes	91.9	26.6
Accrued interest	69.3	75.4
Accrued compensation and benefits	38.2	46.8
Pension and post-retirement liability	4.1	4.1
Derivative instruments	-	20.8
Other	29.0	35.6
Total	1,511.1	1,339.3
Deferred Credits and Other Liabilities
Deferred income taxes	638.9	518.3
Deferred tax credits	131.9	133.4
Asset retirement obligations	147.2	143.3
Pension and post-retirement liability	446.0	427.5
Regulatory liabilities	257.8	258.2
Other	99.1	129.4
Total	1,720.9	1,610.1
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
136,340,645 and 136,113,954 shares issued, stated value	2,328.5	2,324.4
Retained earnings	711.9	626.5
Treasury stock - 266,889 and 400,889 shares, at cost	(5.6)	(8.9)
Accumulated other comprehensive loss	(52.0)	(56.1)
Total	2,982.8	2,885.9
Noncontrolling interest	1.2	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	2,750.1	2,942.7
Total	5,773.1	5,868.8
Commitments and Contingencies (Note 10)
Total	$9,005.1	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
Operating Revenues	(millions, except per share amounts)
Electric revenues	$773.7	$728.8	$1,831.7	$1,787.7
Operating Expenses
Fuel	146.5	127.3	365.8	333.2
Purchased power	68.1	68.0	178.4	171.4
Transmission of electricity by others	8.6	8.1	23.1	20.9
Utility operating and maintenance expenses	169.1	147.7	487.7	447.3
Voluntary separation program	-	-	12.7	-
Depreciation and amortization	65.9	85.3	205.9	248.5
General taxes	52.3	43.6	134.6	119.2
Other	0.5	5.0	4.0	6.5
Total	511.0	485.0	1,412.2	1,347.0
Operating income	262.7	243.8	419.5	440.7
Non-operating income	1.4	7.5	5.8	34.8
Non-operating expenses	(1.3)	(3.4)	(6.3)	(7.1)
Interest charges	(60.8)	(45.5)	(156.0)	(138.7)
Income before income tax expense and loss from
equity investments	202.0	202.4	263.0	329.7
Income tax expense	(75.4)	(70.4)	(90.6)	(112.1)
Loss from equity investments, net of income taxes	-	-	(0.1)	(0.9)
Net income	126.6	132.0	172.3	216.7
Less: Net income attributable to noncontrolling interest	(0.1)	-	-	(0.1)
Net income attributable to Great Plains Energy	126.5	132.0	172.3	216.6
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$126.1	$131.6	$171.1	$215.4

Average number of basic common shares outstanding	135.7	135.2	135.6	135.1
Average number of diluted common shares outstanding	138.3	136.9	138.5	136.8

Basic earnings per common share	$0.93	$0.97	$1.26	$1.59
Diluted earnings per common share	$0.91	$0.96	$1.24	$1.57

Cash dividends per common share	$0.2075	$0.2075	$0.6225	$0.6225

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$172.3	$216.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	205.9	248.5
Amortization of:
Nuclear fuel	13.5	19.7
Other	7.5	(4.1)
Deferred income taxes, net	124.0	127.0
Investment tax credit amortization	(1.5)	(1.8)
Loss from equity investments, net of income taxes	0.1	0.9
Other operating activities (Note 2)	(154.3)	(199.2)
Net cash from operating activities	367.5	407.7
Cash Flows from Investing Activities
Utility capital expenditures	(317.8)	(465.2)
Allowance for borrowed funds used during construction	(3.1)	(26.9)
Purchases of nuclear decommissioning trust investments	(15.5)	(78.3)
Proceeds from nuclear decommissioning trust investments	13.0	75.6
Other investing activities	(17.4)	(9.1)
Net cash from investing activities	(340.8)	(503.9)
Cash Flows from Financing Activities
Issuance of common stock	4.5	4.7
Issuance of long-term debt	747.1	249.9
Issuance fees	(6.2)	(11.7)
Repayment of long-term debt	(448.5)	(1.3)
Net change in short-term borrowings	(234.5)	(207.1)
Net change in collateralized short-term borrowings	-	95.0
Dividends paid	(85.9)	(85.6)
Other financing activities	(5.1)	(6.0)
Net cash from financing activities	(28.6)	37.9
Net Change in Cash and Cash Equivalents	(1.9)	(58.3)
Cash and Cash Equivalents at Beginning of Year	10.8	65.9
Cash and Cash Equivalents at End of Period	$8.9	$7.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date September 30	2011		2010
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,113,954	$2,324.4	135,636,538	$2,313.7
Issuance of common stock	226,691	4.5	269,855	5.1
Issuance of restricted common stock	-	-	130,137	2.3
Equity compensation expense, net of forfeitures		0.2		1.1
Unearned Compensation
Issuance of restricted common stock		(3.5)		(2.3)
Forfeiture of restricted common stock		0.9		0.6
Compensation expense recognized		1.7		1.9
Other		0.3		0.1
Ending balance	136,340,645	2,328.5	136,036,530	2,322.5
Retained Earnings
Beginning balance		626.5		529.2
Net income attributable to Great Plains Energy		172.3		216.6
Loss on reissuance of treasury stock		(0.7)		-
Dividends:
Common stock		(84.7)		(84.4)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.3)		(0.2)
Ending balance		711.9		660.0
Treasury Stock
Beginning balance	(400,889)	(8.9)	(213,423)	(5.5)
Treasury shares acquired	(125,024)	(2.3)	(172,913)	(3.1)
Treasury shares reissued	259,024	5.6	917	-
Ending balance	(266,889)	(5.6)	(385,419)	(8.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(56.1)		(44.9)
Derivative hedging activity, net of tax		4.0		(15.0)
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(52.0)		(59.8)
Total Great Plains Energy Common Shareholders' Equity		$2,982.8		$2,914.1

Noncontrolling Interest
Beginning balance		$1.2		$1.2
Net income attributable to noncontrolling interest		-		0.1
Distribution		-		(0.1)
Ending balance		$1.2		$1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Net income	$126.6	$132.0	$172.3	$216.7
Other comprehensive income (loss)
Loss on derivative hedging instruments	(0.1)	(10.3)	(5.5)	(32.4)
Income tax benefit	0.1	4.0	2.2	12.6
Net loss on derivative hedging instruments	-	(6.3)	(3.3)	(19.8)
Reclassification to expenses, net of tax	3.1	2.0	7.3	4.8
Derivative hedging activity, net of tax	3.1	(4.3)	4.0	(15.0)
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs	-	-	0.2	0.2
Income tax expense	-	-	(0.1)	(0.1)
Net change in unrecognized pension expense	-	-	0.1	0.1
Comprehensive income	129.7	127.7	176.4	201.8
Less: comprehensive income attributable to noncontrolling interest	(0.1)	-	-	(0.1)
Comprehensive income attributable to Great Plains Energy	$129.6	$127.7	$176.4	$201.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.2	$3.6
Funds on deposit	0.2	0.4
Receivables, net	223.1	169.4
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	42.0	44.9
Materials and supplies, at average cost	98.7	94.4
Deferred refueling outage costs	33.4	9.6
Refundable income taxes	13.9	9.0
Deferred income taxes	-	5.6
Prepaid expenses and other assets	15.2	10.0
Total	524.7	441.9
Utility Plant, at Original Cost
Electric	7,762.6	7,540.9
Less-accumulated depreciation	3,209.0	3,104.4
Net utility plant in service	4,553.6	4,436.5
Construction work in progress	181.9	227.6
Nuclear fuel, net of amortization of $124.8 and $131.1	77.3	79.2
Total	4,812.8	4,743.3
Investments and Other Assets
Nuclear decommissioning trust fund	125.5	129.2
Regulatory assets	700.6	679.6
Other	35.8	32.3
Total	861.9	841.1
Total	$6,199.4	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$95.0
Commercial paper	10.5	263.5
Current maturities of long-term debt	162.7	150.3
Accounts payable	151.2	201.7
Accrued taxes	66.1	21.3
Accrued interest	34.1	26.2
Accrued compensation and benefits	38.2	46.8
Pension and post-retirement liability	2.6	2.6
Deferred income taxes	1.4	-
Other	15.1	7.8
Total	576.9	815.2
Deferred Credits and Other Liabilities
Deferred income taxes	776.6	692.0
Deferred tax credits	128.4	129.4
Asset retirement obligations	132.2	129.7
Pension and post-retirement liability	426.1	407.3
Regulatory liabilities	135.6	141.3
Other	65.1	76.7
Total	1,664.0	1,576.4
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	526.1	478.3
Accumulated other comprehensive loss	(32.5)	(36.4)
Total	2,056.7	2,005.0
Long-term debt (Note 9)	1,901.8	1,629.7
Total	3,958.5	3,634.7
Commitments and Contingencies (Note 10)
Total	$6,199.4	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
Operating Revenues	(millions)
Electric revenues	$506.3	$486.5	$1,220.5	$1,194.7
Operating Expenses
Fuel	99.3	83.8	249.0	213.2
Purchased power	24.9	25.0	66.7	63.2
Transmission of electricity by others	5.7	4.4	14.2	11.3
Operating and maintenance expenses	120.2	102.9	350.7	323.5
Voluntary separation program	-	-	9.2	-
Depreciation and amortization	45.4	66.4	147.0	192.2
General taxes	41.6	37.2	108.9	99.3
Other	-	3.2	1.3	3.2
Total	337.1	322.9	947.0	905.9
Operating income	169.2	163.6	273.5	288.8
Non-operating income	0.8	6.1	1.8	23.3
Non-operating expenses	(1.0)	(2.5)	(3.4)	(4.7)
Interest charges	(30.8)	(20.1)	(81.2)	(63.8)
Income before income tax expense	138.2	147.1	190.7	243.6
Income tax expense	(52.8)	(54.5)	(67.9)	(83.6)
Net income	$85.4	$92.6	$122.8	$160.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$122.8	$160.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	147.0	192.2
Amortization of:
Nuclear fuel	13.5	19.7
Other	22.3	18.1
Deferred income taxes, net	87.2	63.5
Investment tax credit amortization	(1.0)	(1.2)
Other operating activities (Note 2)	(74.3)	(171.1)
Net cash from operating activities	317.5	281.2
Cash Flows from Investing Activities
Utility capital expenditures	(236.7)	(349.1)
Allowance for borrowed funds used during construction	(1.6)	(21.3)
Purchases of nuclear decommissioning trust investments	(15.5)	(78.3)
Proceeds from nuclear decommissioning trust investments	13.0	75.6
Net money pool lending	(18.8)	6.0
Other investing activities	(9.3)	(6.0)
Net cash from investing activities	(268.9)	(373.1)
Cash Flows from Financing Activities
Issuance of long-term debt	397.4	-
Issuance fees	(3.7)	(5.0)
Repayment of long-term debt	(113.1)	(0.2)
Net change in short-term borrowings	(253.0)	22.9
Net change in collateralized short-term borrowings	-	95.0
Net money pool borrowings	(1.6)	34.8
Dividends paid to Great Plains Energy	(75.0)	(70.0)
Net cash from financing activities	(49.0)	77.5
Net Change in Cash and Cash Equivalents	(0.4)	(14.4)
Cash and Cash Equivalents at Beginning of Year	3.6	17.4
Cash and Cash Equivalents at End of Period	$3.2	$3.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2011		2010
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		478.3		410.1
Net income		122.8		160.0
Dividends:
Common stock held by Great Plains Energy		(75.0)		(70.0)
Ending balance		526.1		500.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(36.4)		(41.5)
Derivative hedging activity, net of tax		3.9		3.7
Ending balance		(32.5)		(37.8)
Total Common Shareholder's Equity		$2,056.7		$2,025.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Net income	$85.4	$92.6	$122.8	$160.0
Other comprehensive income (loss)
Loss on derivative hedging instruments	(0.1)	(0.4)	(0.2)	(1.0)
Income tax benefit	0.1	0.2	0.1	0.4
Net loss on derivative hedging instruments	-	(0.2)	(0.1)	(0.6)
Reclassification to expenses, net of tax	1.3	1.6	4.0	4.3
Derivative hedging activity, net of tax	1.3	1.4	3.9	3.7
Comprehensive income	$86.7	$94.0	$126.7	$163.7

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

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
Income	(millions, except per share amounts)
Net income	$126.6	$132.0	$172.3	$216.7
Less: net income attributable to noncontrolling interest	0.1	-	-	0.1
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$126.1	$131.6	$171.1	$215.4
Common Shares Outstanding
Average number of common shares outstanding	135.7	135.2	135.6	135.1
Add: effect of dilutive securities	2.6	1.7	2.9	1.7
Diluted average number of common shares outstanding	138.3	136.9	138.5	136.8
Basic EPS	$0.93	$0.97	$1.26	$1.59
Diluted EPS	$0.91	$0.96	$1.24	$1.57

The computation of diluted EPS for the three months ended September 30, 2011, excludes anti-dilutive shares consisting of 102,032 performance shares, 22,818 restricted stock shares and 80,140 stock options.

The computation of diluted EPS year to date September 30, 2011, excludes anti-dilutive shares consisting of 102,032 performance shares, 45,648 restricted stock shares and 80,140 stock options.

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

Dividends Declared
In November 2011, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2125 per share on Great Plains Energy’s common stock.  The common dividend is payable December 20, 2011, to shareholders of record as of November 29, 2011.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable March 1, 2012, to shareholders of record as of February 7, 2012.

In November 2011, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on December 19, 2011.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$(41.2)	$(45.9)
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	12.9	4.9
Materials and supplies	(4.8)	(10.0)
Accounts payable	(71.5)	(79.1)
Accrued taxes	52.5	54.6
Accrued interest	(6.1)	(2.0)
Deferred refueling outage costs	(23.8)	8.0
Fuel adjustment clauses	(27.3)	(2.3)
Pension and post-retirement benefit obligations	22.0	15.5
Allowance for equity funds used during construction	(0.3)	(25.5)
Interest rate hedge settlements	(26.1)	(6.9)
Iatan Nos. 1 and 2 impact of disallowed construction costs	2.3	4.0
Uncertain tax positions	(20.2)	(1.4)
Other	(22.7)	(18.1)
Total other operating activities	$(154.3)	$(199.2)
Cash paid during the period:
Interest	$195.1	$175.4
Income taxes	$2.4	$0.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$34.8	$36.4

KCP&L Other Operating Activities
Year to Date September 30	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$(39.5)	$(0.1)
Accounts receivable pledged as collateral	-	(95.0)
Fuel inventories	2.9	0.1
Materials and supplies	(4.3)	(7.2)
Accounts payable	(43.2)	(87.2)
Accrued taxes	40.3	(6.3)
Accrued interest	7.9	10.3
Deferred refueling outage costs	(23.8)	8.0
Pension and post-retirement benefit obligations	32.1	31.1
Allowance for equity funds used during construction	-	(21.7)
Kansas Energy Cost Adjustment	(22.0)	(5.4)
Iatan Nos. 1 and 2 impact of disallowed construction costs	1.5	3.0
Uncertain tax positions	(10.1)	(1.6)
Other	(16.1)	0.9
Total other operating activities	$(74.3)	$(171.1)
Cash paid during the period:
Interest	$74.6	$60.3
Income taxes	$0.1	$71.6
Non-cash investing activities:
Liabilities assumed for capital expenditures	$30.7	$31.6

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

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	September 30	December 31
	2011	2010
Great Plains Energy	(millions)
Customer accounts receivable - billed	$122.3	$62.0
Customer accounts receivable - unbilled	74.3	82.3
Allowance for doubtful accounts	(3.8)	(2.7)
Other receivables	82.8	100.1
Total	$275.6	$241.7
KCP&L
Customer accounts receivable - billed	$43.5	$6.5
Customer accounts receivable - unbilled	45.8	50.1
Allowance for doubtful accounts	(2.5)	(1.5)
Intercompany receivables	68.2	43.2
Other receivables	68.1	71.1
Total	$223.1	$169.4

Great Plains Energy’s and KCP&L’s other receivables at September 30, 2011, and December 31, 2010, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with $95.0 million of accounts receivables pledged as collateral and a corresponding short-term collateralized note payable recognized on Great Plains Energy’s and KCP&L’s balance sheets at September 30, 2011, and December 31, 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  In September 2011, the agreement was extended to September 2014 and amended to allow for $110 million in aggregate outstanding principal amount at any time.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended September 30, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(468.8)	$468.8	$-
Gain (loss) on sale of accounts receivable (a)	(5.9)	5.8	(0.1)
Servicing fees	0.9	(0.9)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(463.4)	463.4	-
Cash paid to KCP&L for receivables purchased	457.6	(457.6)	-
Servicing fees	0.9	(0.9)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Year to Date September 30, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,108.4)	$1,108.4	$-
Gain (loss) on sale of accounts receivable (a)	(14.0)	13.6	(0.4)
Servicing fees	2.0	(2.0)	-
Fees to outside investor	-	(0.9)	(0.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,081.6)	1,081.6	-
Cash paid to KCP&L for receivables purchased	1,068.0	(1,068.0)	-
Servicing fees	2.0	(2.0)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
Three Months Ended September 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(442.0)	$442.0	$-
Gain (loss) on sale of accounts receivable (a)	(5.6)	5.4	(0.2)
Servicing fees	0.8	(0.8)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(430.9)	430.9	-
Cash paid to KCP&L for receivables purchased	425.5	(425.5)	-
Servicing fees	0.8	(0.8)	-
Interest on intercompany note	0.2	(0.2)	-

		Receivables	Consolidated
Year to Date September 30, 2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,067.7)	$1,067.7	$-
Gain (loss) on sale of accounts receivable (a)	(13.5)	12.9	(0.6)
Servicing fees	1.9	(1.9)	-
Fees to outside investor	-	(0.9)	(0.9)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,029.8)	1,029.8	-
Cash paid to KCP&L for receivables purchased	1,016.9	(1,016.9)	-
Servicing fees	1.9	(1.9)	-
Interest on intercompany note	0.4	(0.4)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek’s operating license expires in 2045.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements. Wolf Creek is operating in the category of nuclear plants receiving the lowest level of NRC oversight.

In March 2011, the NRC established a task force to conduct a 90-day review and a longer-term review of U.S. nuclear power plant safety in the aftermath of a March 11, 2011, earthquake and tsunami that eventually resulted in station blackout and a level 7 event on the International Nuclear and Radiological Event Scale (the highest level event on the scale) at Japan’s Fukushima Daiichi nuclear power plant.  On July 12, 2011, the task force issued an extensive report on the ramifications of the Fukushima earthquake/tsunami for nuclear power plant regulation in the U.S.  In October 2011, the NRC received recommendations from the NRC staff on how to proceed with the task force report.  The recommendations break down the task force report into three tiers of actions.  The first tier of recommendations includes actions that the nuclear industry has already taken or believes need near-term attention.  The second tier recommendations require further study before action can be taken and the third tier recommendations require NRC rulemaking, additional study and stakeholder involvement to finalize the specific details.  The timing and effects of any NRC action cannot be determined at this time.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In March 2010, the DOE filed a motion to withdraw its application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada, which would bring the licensing process to an end.  An NRC board denied the DOE’s motion to withdraw its application in June 2010, and the DOE appealed that decision to the full NRC in July 2010.  In September 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of September 2011 due to a lack of funding.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.

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

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.  The most recent study was submitted to the MPSC and KCC in August 2011 and is the basis for the current cost of decommissioning estimates in the following table.  Funding levels included in KCP&L retail rates have not changed.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2011 dollars)	$630	$296
Future cost of decommissioning (in 2045-2053 dollars) (a)	2,455	1,154

Annual escalation factor	3.73%
Annual return on trust assets (b)	6.89%
(a)	Total future cost over an eight year decommissioning period.
(b)	The 6.89% rate of return is through 2025. The rate then systematically decreases through 2053 to 1.81% based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

	September 30	December 31
	2011	2010
Decommissioning Trust	(millions)
Beginning balance January 1	$129.2	$112.5
Contributions	2.5	3.7
Earned income, net of fees	4.0	2.0
Net realized gains	0.3	6.7
Net unrealized gains (losses)	(10.5)	4.3
Ending balance	$125.5	$129.2

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30				December 31
	2011				2010
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$75.3	$6.5	$(6.6)	$75.2	$73.4	$13.1	$(1.0)	$85.5
Debt securities	42.7	4.4	(0.2)	46.9	38.1	2.6	(0.1)	40.6
Other	3.4	-	-	3.4	3.1	-	-	3.1
Total	$121.4	$10.9	$(6.8)	$125.5	$114.6	$15.7	$(1.1)	$129.2

The weighted average maturity of debt securities held by the trust at September 30, 2011, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Realized gains	$0.2	$0.2	$1.0	$7.2
Realized losses	-	(0.1)	(0.7)	(0.6)

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  A hearing was held in September 2011 with a decision expected in the fourth quarter of 2011.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

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

As a result of disallowances in the MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date September 30, 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At September 30, 2011, KCP&L and GMO had $128.4 million and $3.5 million, respectively, of unamortized deferred investment tax credits.

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

As a result of disallowances in the MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date September 30, 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

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

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
September 30, 2011	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$119.0		$24.9		$143.9
Loss on reacquired debt	6.5	(a)	0.6	(a)	7.1
Cost of removal	7.0		-		7.0
Asset retirement obligations	30.4		13.6		44.0
Pension and post-retirement costs	373.2	(b)	120.4	(b)	493.6
Deferred customer programs	48.2	(c)	19.5		67.7
Rate case expenses	9.9	(d)	4.5	(d)	14.4
Skill set realignment costs	3.7	(e)	-		3.7
Fuel adjustment clauses	30.1	(d)	42.5	(d)	72.6
Acquisition transition costs	26.2	(f)	21.3	(f)	47.5
St. Joseph Light & Power acquisition	-		2.2	(g)	2.2
Storm damage	-		2.0	(h)	2.0
Derivative instruments	-		3.1	(i)	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	16.5		6.1		22.6
Iatan No. 2 construction accounting costs	27.6		15.5		43.1
Other	2.3	(j)	0.4	(j)	2.7
Total	$700.6		$276.6		$977.2
Regulatory Liabilities
Emission allowances	$83.0		$0.3		$83.3
Asset retirement obligations	40.9		-		40.9
Pension	0.5		39.9		40.4
Cost of removal	-		62.5	(k)	62.5
Other	11.2		19.5		30.7
Total	$135.6		$122.2		$257.8

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
Represents the funded status of the pension plans more than offset by related liabilities.  Also includes pension settlements amortized over various periods and financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(c)	$11.3 million not included in rate base and amortized over various periods.
(d)	Not included in rate base and amortized over various periods.
(e)	$2.5 million not included in rate base and amortized through 2017.
(f)	Not included in rate base and amortized through 2016.
(g)	Not included in rate base and amortized through 2015.
(h)	Not included in rate base and amortized through 2012.
(i)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s fuel adjustment clause (FAC).
(j)	Certain insignificant items are not included in rate base and amortized over various periods.
(k)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2010	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$117.2	$25.3	$142.5
Loss on reacquired debt	5.0	0.7	5.7
Cost of removal	8.5	-	8.5
Asset retirement obligations	27.5	12.8	40.3
Pension and post-retirement costs	386.1	106.7	492.8
Deferred customer programs	44.7	15.6	60.3
Rate case expenses	12.3	3.3	15.6
Skill set realignment costs	4.8	-	4.8
Fuel adjustment clauses	8.4	37.1	45.5
Acquisition transition costs	29.3	22.5	51.8
St. Joseph Light & Power acquisition	-	2.6	2.6
Storm damage	-	3.2	3.2
Derivative instruments	-	3.1	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	15.1	4.3	19.4
Iatan No. 2 construction accounting costs	17.2	6.5	23.7
Other	3.5	0.7	4.2
Total	$679.6	$244.4	$924.0
Regulatory Liabilities
Emission allowances	$85.9	$0.5	$86.4
Asset retirement obligations	44.9	-	44.9
Pension	-	37.1	37.1
Cost of removal	-	62.8	62.8
Other	10.5	16.5	27.0
Total	$141.3	$116.9	$258.2

6.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND VOLUNTARY SEPARATION PROGRAM

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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2011	2010	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$7.8	$7.6	$0.7	$1.0
Interest cost	12.4	12.3	2.0	2.2
Expected return on plan assets	(9.5)	(9.2)	(0.4)	(0.5)
Prior service cost	1.1	1.1	1.8	1.8
Recognized net actuarial loss (gain)	9.7	9.4	(0.1)	(0.1)
Transition obligation	-	-	0.3	0.3
Settlement charge	10.0	-	-	-
Net periodic benefit costs before
regulatory adjustment	31.5	21.2	4.3	4.7
Regulatory adjustment	(12.8)	(8.1)	0.4	-
Net periodic benefit costs	$18.7	$13.1	$4.7	$4.7

	Pension Benefits		Other Benefits
Year to Date September 30	2011	2010	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$23.4	$22.8	$2.3	$2.8
Interest cost	37.5	36.9	5.9	6.6
Expected return on plan assets	(28.8)	(27.5)	(1.3)	(1.6)
Prior service cost	3.4	3.5	5.4	5.4
Recognized net actuarial loss (gain)	28.9	28.1	(0.4)	(0.1)
Transition obligation	-	-	1.0	1.0
Settlement charge	10.2	-	-	-
Net periodic benefit costs before
regulatory adjustment	74.6	63.8	12.9	14.1
Regulatory adjustment	(25.1)	(24.6)	0.7	-
Net periodic benefit costs	$49.5	$39.2	$13.6	$14.1

Year to date September 30, 2011, Great Plains Energy contributed $42.0 million to the pension plans and expects to contribute an additional $80.2 million in 2011 to satisfy the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.  Also in 2011, Great Plains Energy expects to contribute $17.1 million to the post-retirement benefit plans, of which the majority will be funded by KCP&L.

Voluntary Separation Program
In March 2011, Great Plains Energy and KCP&L announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Companies’ retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee could voluntarily elect to separate and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  There were 140 employees that made such elections and the majority separated on April 30, 2011.  Great Plains Energy recorded $12.7 million year to date September 30, 2011, related to this voluntary separation program reflecting severance and related payroll taxes to employees who elected to voluntarily separate.  KCP&L recorded $9.2 million year to date September 30, 2011, related to this voluntary separation program.

Great Plains Energy recorded a $10.0 million pension settlement charge during the third quarter of 2011 from the voluntary separation program as a result of accelerated pension distributions.  The Companies deferred substantially all of the charge as a regulatory asset and expect to recover it over future periods pursuant to regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program resulted in increased pension funding requirements in 2011 under ERISA.

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
Great Plains Energy	(millions)
Compensation expense	$1.2	$0.8	$4.5	$3.4
Income tax benefits	0.4	0.2	1.8	0.8
KCP&L
Compensation expense	0.8	0.6	3.1	2.4
Income tax benefits	0.2	0.2	1.2	0.4

Performance Shares
Performance share activity year to date September 30, 2011, is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	431,784	$18.01
Granted	140,128	26.15
Earned	(68,258)	11.04
Forfeited	(61,612)	22.38
Ending balance	442,042	21.06
* weighted-average

At September 30, 2011, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $26.30 and $26.15 for the three months ended and year to date September 30, 2011, respectively.  There were no shares granted for the three months ended September 30, 2010.  The weighted-average grant-date fair value of shares granted year to date September 30, 2010, was $23.37.  At September 30, 2011, there was $4.0 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid year to date September 30, 2011 and 2010, was $0.8 million and insignificant, respectively.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted in 2011, inputs for expected volatility, dividend yield and risk-free rates ranged from 28%-30%, 3.98%-4.35%, and 0.61%-1.15%, respectively.

Restricted Stock
Restricted stock activity year to date September 30, 2011, is summarized in the following table.

	Nonvested
	Restricted	Grant Date
	Stock	Fair Value*
Beginning balance	406,657	$16.23
Granted and issued	182,385	19.03
Vested	(149,688)	17.29
Forfeited	(53,171)	17.25
Ending balance	386,183	17.06
* weighted-average

At September 30, 2011, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2011, was $17.89 and $19.03, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2010, was $18.32 and $17.80, respectively.  At September 30, 2011, there was $3.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no shares vested for the three months ended September 30, 2011.  The total fair value of shares vested year to date September 30, 2011, was $2.6 million.  The total fair value of shares vested for the three months ended and year to date September 30, 2010, was $0.9 million and $7.3 million, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in August 2013.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2011, Great Plains Energy was in compliance with this covenant.  At September 30, 2011, Great Plains Energy had $28.0 million of outstanding cash borrowings with a weighted-average interest rate of 3.00% and had issued letters of credit totaling $11.6 million under the credit facility.  At December 31, 2010, Great Plains Energy had $9.5 million of outstanding cash borrowings with a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in August 2013.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2011, KCP&L was in compliance with this covenant.  At September 30, 2011, KCP&L had $10.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.35%, $31.5 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2010, KCP&L had $263.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, $24.4 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $450 Million Revolving Credit Facility and Commercial Paper
GMO’s $450 million revolving credit facility with a group of banks expires in August 2013.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2011, GMO was in compliance with this covenant.  At September 30, 2011, and December 31, 2010, GMO had $13.2 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  In October 2011, GMO established a $450 million commercial paper program, which is unconditionally guaranteed by Great Plains Energy.  At November 3, 2011, there was no outstanding commercial paper under the program.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2011	2010
KCP&L		(millions)
General Mortgage Bonds
4.87% EIRR bonds (a)(b)	2012-2035	$119.3	$158.8
7.15% Series 2009A (8.59% rate)(c)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
EIRR Series 2007A-1(d)	2035	-	63.3
EIRR Series 2007A-2(d)	2035	-	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series (5.72% rate)(c)	2017	250.0	250.0
6.375% Series (7.49% rate)(c)	2018	350.0	350.0
6.05% Series (5.78% rate)(c)	2035	250.0	250.0
5.30% Series	2041	400.0	-
EIRR bonds
4.90% Series 2008	2038	23.4	23.4
Other	2012-2018	2.9	3.3
Current maturities		(162.7)	(150.3)
Unamortized discount		(4.3)	(2.0)
Total KCP&L		1,901.8	1,629.7

Other Great Plains Energy
GMO First Mortgage Bonds
9.44% Series	2012-2021	11.2	12.4
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.214% Wamego Series 1996 (e)	2026	7.3	7.3
0.263% State Environmental 1993 (e)	2028	5.0	5.0
GMO Senior Notes
7.95% Series		-	137.3
7.75% Series		-	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		24.2	49.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(c)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(c)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2012	287.5	287.5
Great Plains Energy 4.85% Senior Notes (7.34% rate)(c)	2021	350.0	-
Current maturities		(788.7)	(335.4)
Unamortized discount		(0.7)	(0.5)
Total Great Plains Energy excluding current maturities		$2,750.1	$2,942.7
(a) Weighted-average interest rates at September 30, 2011
(b) September 30, 2011, does not include $39.5 million EIRR Series 1993B bonds because the bonds have been repurchased and are held by
KCP&L
(c) Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
(d) September 30, 2011, does not include $63.3 million EIRR Series 2007 A-1and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L
(e) Variable rate

Fair Value of Long-Term Debt
Fair value of long-term debt is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At September 30, 2011, and December 31, 2010, the book value of Great Plains Energy’s long-term debt, including current maturities, was $3.7 billion and $3.4 billion, respectively.  At September 30, 2011, and December 31, 2010, the fair value of Great Plains Energy’s long-term debt, including current maturities, was $4.1 billion and $3.7 billion, respectively.  At September 30, 2011, and December 31, 2010, the book value of KCP&L’s long-term debt, including current maturities, was $2.1 billion and $1.8 billion, respectively.  At September 30, 2011, and December 31, 2010, the fair value of KCP&L’s long-term debt, including current maturities, was $2.3 billion and $1.9 billion, respectively.

KCP&L General Mortgage Bonds and EIRR Bonds
In April 2011, KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds.  KCP&L opted to purchase rather than remarket the bonds given the poor conditions in the tax-exempt market.  KCP&L issued commercial paper to fund the purchase of the bonds. As of September 30, 2011, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L.  KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.

KCP&L Senior Notes
In September 2011, KCP&L issued $400.0 million of 5.30% unsecured Senior Notes, maturing in 2041.

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

The approximate $1 billion current estimate of capital expenditures reflects the following capital projects:

•	KCP&L’s LaCygne No. 1 scrubber and baghouse installed by June 2015;

•	KCP&L’s LaCygne No. 2 full air quality control system (AQCS) installed by June 2015;

•	KCP&L’s Montrose No. 3 full AQCS installed by approximately 2016; and

•	GMO’s Sibley No. 3 scrubber and baghouse installed by approximately 2016.

In September 2011, KCP&L commenced construction of the LaCygne project.  Other capital projects at KCP&L’s Montrose Nos. 1 and 2 and GMO’s Sibley Nos. 1 and 2 and Lake Road Nos. 4 and 6 are possible but are currently considered less likely.  Any capacity and energy requirements resulting from a decision not to proceed with these less likely projects is currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.

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

CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At September 30, 2011, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 150,000 tons of SO2 emissions (enough to support expected requirements under the CAIR and the Acid Rain Program for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  At September 30, 2011, GMO had accumulated unused SO2 emission allowances sufficient to support just over 9,000 tons of SO2 emissions (enough to support expected requirements under the CAIR and Acid Rain Program through 2011), which it has received under the Acid Rain Program or purchased, and are recorded in inventory at average cost.  KCP&L and GMO purchase NOx allowances as needed.

In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  The CSAPR, like CAIR, will require the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR is broader than CAIR, and includes Kansas in addition to Missouri and other states.  Kansas and Missouri are only included for fine particulate matter control in the final CSAPR, but the EPA concurrently proposed a supplemental notice of proposed rulemaking to include both states for ozone season control which the EPA intends to finalize in November 2011.  The CSAPR would also impose more stringent emissions limitations than CAIR and, unlike CAIR, would not utilize Acid Rain Program allowances for compliance.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  Compliance with the CSAPR begins in 2012.  There would be additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.  In October 2011, the EPA proposed technical adjustments to the final CSAPR.  The proposed rule amends the assurance penalty provisions to start in 2014, instead of 2012.  The EPA proposed to revise certain unit-level allocations in six states, including Kansas, affected by federally enforceable consent agreements.  This would allocate additional allowances to KCP&L’s LaCygne Station to assist in compliance with CSAPR.

The finalized CSAPR is complex and Great Plains Energy and KCP&L are evaluating its impacts.  The Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations starting in 2012.  Any shortfall in allocated allowances is anticipated to be addressed through a combination of permissible allowance trading, installing additional emission control equipment, changes in plant processes, or purchasing additional power in the wholesale market.  Multiple states, utilities and other parties, including KCP&L, have filed reconsideration requests and stays with the EPA and/or the D.C. Circuit Court.

Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have submitted BART plans to the EPA but neither Missouri nor Kansas has received EPA approval for their BART plans.  In August 2011, the EPA proposed to approve the Kansas BART plan.

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

In April 2010, the EPA, in a court approved settlement, agreed to develop MACT standards for mercury and potentially other hazardous air pollutant emissions.  In the settlement agreement, the EPA agreed to propose MACT standards in March 2011 and is expected to issue final standards by December 2011.  In March 2011, the EPA issued a proposed rule that would reduce emissions of hazardous air pollutants from new and existing coal-fired EGUs with a capacity of 25MW or greater.  The proposed rule would establish numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrogen chloride (a surrogate for acid gases).  The proposed rule would establish work practices, instead of numerical emission limits, for organic hazardous air pollutants, including dioxin/furan.  Compliance with the rule would need to be addressed by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  Any final rule could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, dioxin, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L’s and GMO’s new and existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration.  The EPA indicated it will propose a revised rule in November 2011 and issue another final rule by the end of April 2012.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In January 2004, Westar received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  In February 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  In January 2010, Westar entered into a settlement agreement, which was approved by the court in March 2010.  The settlement agreement requires, among other things, the installation of a selective catalytic reduction (SCR) system at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

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

In 2006, KCP&L installed 100MW of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500MW in total by the end of 2012 with 100MW to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  In 2010, KCP&L completed a 48MW wind project adjacent to its existing Spearville wind site with wind turbines it already owned and also secured 52MW of renewable energy credits.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 131MW of wind generation beginning in 2012.  The Companies are evaluating options to add up to 200MW of new wind capacity through a combination of ownership and power purchase agreements.

KCP&L has a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its LaCygne Station that, consistent with the Collaboration Agreement, will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne

Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In February 2011, KCP&L filed a request with KCC for predetermination of the ratemaking treatment that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the LaCygne Station.  The request for predetermination included an estimated total project cost of $1.23 billion (excluding AFUDC and property tax).  KCP&L’s 50% share of the estimated cost is $615 million.  In August 2011, KCC issued its order on the predetermination request.  In the order, KCC stated that KCP&L’s decision to retrofit LaCygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L began the project in September 2011.

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

Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and, as discussed below, are subject to certain greenhouse gas permitting requirements starting in 2011.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 23 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.

Laws have recently been passed in Missouri and Kansas, the states in which the Companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also possible.  While management believes additional requirements addressing these matters will probably be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or as to the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would likely seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

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

In March 2011, the EPA announced it finalized a settlement agreement to issue a rule that will address greenhouse gas emissions from EGUs.  The rule would establish new source performance standards for new and modified EGUs and emission guidelines for existing EGUs.  Under the settlement agreement, the EPA committed to issuing proposed regulations by September 2011, although the EPA did not meet that date, and final regulations by May 2012.

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

KCP&L also projects that its existing renewable resources (including both accumulated renewable energy credits and purchased renewable energy credits) will be sufficient for compliance with the 2011 Kansas requirements.  During 2011, KCP&L entered into a 20-year power purchase agreement for approximately 131MW of wind generation beginning in 2012.  With the addition of this power purchase agreement along with its existing renewable resources, KCP&L anticipates its renewable resources will be sufficient for compliance with the Kansas requirements through 2012.  The Companies are evaluating options to add up to 200MW of new wind capacity through a combination of ownership and power purchase agreements.

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

In January 2010, the EPA proposed to reconsider and further strengthen the 2008 NAAQS for ground-level ozone.  The EPA proposed to strengthen the primary eight-hour ozone standard to a level within the range of 0.060-0.070 ppm.  The EPA also proposed to establish a distinct cumulative, seasonal secondary standard, designed to protect sensitive vegetation and ecosystems, to within the range of 7-15 ppm-hours.  In September 2011, President Obama requested that the EPA withdraw the proposed rule reconsidering the 2008 NAAQS and the EPA announced it will proceed with implementation of the 2008 primary eight-hour ozone standard of 0.075 ppm.  The EPA indicated, based on the available ozone air quality data, that the Kansas City area would meet the standard.

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2.  The EPA revised the primary SO2 standard by establishing a new 1-hour standard at a level of 0.075 ppm.  The EPA revoked the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the MDNR recommended to the EPA that part of Jackson County, Missouri, which is in the Companies' service territory, be designated a nonattainment area for the new 1-hour SO2 standard.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the nonattainment designations are approved and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

At September 30, 2011, and December 31, 2010, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At September 30, 2011, and December 31, 2010, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at September 30, 2011, and December 31, 2010, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

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

Contractual Commitments
At September 30, 2011, Great Plains Energy’s and KCP&L’s contractual commitments for KCP&L’s environmental retrofits at its LaCygne station are $123.3 million, $385.7 million, $286.6 million, $130.1 million and $6.3 million for the years 2011 though 2015, respectively.  KCP&L owns 50% of the LaCygne station. KCP&L expects to be reimbursed by the other owner for its 50% share of the costs.  Great Plains Energy’s and KCP&L’s other contractual commitments have not significantly changed at September 30, 2011, compared to December 31, 2010.

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

Iatan Levee Litigation
On May 22, 2009, several farmers filed suit against Great Plains Energy and KCP&L in the Circuit Court of Platte County, Missouri, alleging negligence, private nuisance, trespass and violations of the Missouri Crop Protection Act and seeking unspecified compensatory and punitive damages.  These allegations stem from flooding at or near the Iatan Station in 2007 and 2008.  The farmers allege the flooding was a result of maintenance of a nearby levee.  Written discovery and depositions are underway and this matter is set for trial in May 2012.  Management cannot predict the outcome of this matter.

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

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $25.0 million and $82.2 million, respectively, for the three months ended and year to date September 30, 2011, respectively.  These costs totaled $26.3 million and $73.5 million, respectively, for the same periods in 2010.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	September 30	December 31
	2011	2010
	(millions)
Net receivable from GMO	$45.7	$29.6
Net receivable from Great Plains Energy	14.0	13.3
Receivable from MPS Merchant	8.6	0.3

13.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At September 30, 2011, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes provisions related to the swaps and over-the-counter derivative markets.  The Companies currently expect that their commodity and interest rate hedges will be exempt from mandatory clearing and exchange trading requirements.  Capital and margin requirements for these hedges are expected to be determined over the next year as regulatory agencies implement rules.  While the Companies currently do not anticipate this law and the associated regulatory rules will have a material impact on their financial condition, the ultimate impact cannot be reasonably determined until the final rules are issued.

Interest Rate Risk Management
In May 2011, Great Plains Energy issued $350.0 million of long-term debt and settled six forward starting swaps (FSS) simultaneously with the issuance of this long-term fixed rate debt.  Great Plains Energy had entered into the six FSS with notional amounts totaling $350.0 million to hedge against interest rate variability on the debt issuance.  The six FSS were treated as cash flow hedges with no ineffectiveness recorded for the three months ended and year to date September 30, 2011 and 2010.  A pre-tax loss of $26.1 million was recorded to OCI and is being reclassified to interest expense over the first three years of the ten-year debt.  For the three months ended and year to date September 30, 2011, a $2.2 million and $3.3 million loss, respectively, has been reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At September 30, 2011, KCP&L had fully hedged 2012 and had hedged 91% of 2013 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date September 30, 2011 and 2010.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At September 30, 2011, GMO had financial contracts in place to hedge approximately 68%, 70% and 50% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2011, 2012 and 2013, respectively.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	September 30		December 31
	2011		2010
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$2.6	$(0.2)	$4.0	$-
Non-hedging derivatives	20.2	(2.0)	59.5	(2.5)
Forward contracts
Non-hedging derivatives	135.4	9.3	202.8	8.9
Option contracts
Non-hedging derivatives	0.4	-	0.2	-
Anticipated debt issuance		-
Forward starting swaps	-	-	350.0	(20.8)
KCP&L
Futures contracts
Cash flow hedges	2.6	(0.2)	4.0	-

The fair values of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.3	2.0
Total Derivatives		$9.3	$2.2

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1
Interest rate contracts	Derivative instruments	-	20.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.4	3.0
Total Derivatives		$9.5	$23.9

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.2

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2011	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(5.1)
Commodity contracts	(0.1)	Fuel	(0.1)
Income tax benefit (expense)	0.1	Income tax benefit (expense)	2.1
Total	$-	Total	$(3.1)

Year to Date September 30, 2011
Interest rate contracts	$(5.3)	Interest charges	$(11.9)
Commodity contracts	(0.2)	Fuel	(0.1)
Income tax benefit (expense)	2.2	Income tax benefit (expense)	4.7
Total	$(3.3)	Total	$(7.3)

Three Months Ended September 30, 2010
Interest rate contracts	$(9.9)	Interest charges	$(2.6)
Commodity contracts	(0.4)	Fuel	(0.5)
Income tax benefit (expense)	4.0	Income tax benefit (expense)	1.1
Total	$(6.3)	Total	$(2.0)

Year to Date September 30, 2010
Interest rate contracts	$(31.4)	Interest charges	$(7.2)
Commodity contracts	(1.0)	Fuel	(0.5)
Income tax benefit (expense)	12.6	Income tax benefit (expense)	2.9
Total	$(19.8)	Total	$(4.8)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2011	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(2.1)
Commodity contracts	(0.1)	Fuel	(0.1)
Income tax benefit (expense)	0.1	Income tax benefit (expense)	0.9
Total	$-	Total	$(1.3)

Year to Date September 30, 2011
Interest rate contracts	$-	Interest charges	$(6.5)
Commodity contracts	(0.2)	Fuel	(0.1)
Income tax benefit (expense)	0.1	Income tax benefit (expense)	2.6
Total	$(0.1)	Total	$(4.0)

Three Months Ended September 30, 2010
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.4)	Fuel	(0.5)
Income tax benefit (expense)	0.2	Income tax benefit (expense)	1.1
Total	$(0.2)	Total	$(1.6)

Year to Date September 30, 2010
Interest rate contracts	$-	Interest charges	$(6.6)
Commodity contracts	(1.0)	Fuel	(0.5)
Income tax benefit (expense)	0.4	Income tax benefit (expense)	2.8
Total	$(0.6)	Total	$(4.3)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended September 30, 2011	(millions)		(millions)
Commodity contracts	$(2.2)	Fuel	$(0.6)
Total	$(2.2)	Total	$(0.6)

Year to Date September 30, 2011
Commodity contracts	$(3.5)	Fuel	$(3.5)
Total	$(3.5)	Total	$(3.5)

Three Months Ended September 30, 2010
Commodity contracts	$(2.8)	Fuel	$(1.6)
Total	$(2.8)	Total	$(1.6)

Year to Date September 30, 2010
Commodity contracts	$(8.7)	Fuel	$(5.9)
Total	$(8.7)	Total	$(5.9)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(0.6) million and $0.4 million, respectively, for the three months ended and year to date September 30, 2011, and $(1.6) million and an insignificant amount, respectively, for the same periods in 2010.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2011	2010	2011	2010
	(millions)
Current assets	$11.5	$12.0	$11.5	$12.0
Current liabilities	(94.5)	(101.5)	(64.7)	(71.6)
Deferred income taxes	32.3	34.8	20.7	23.2
Total	$(50.7)	$(54.7)	$(32.5)	$(36.4)

Great Plains Energy’s accumulated OCI in the table above at September 30, 2011, includes $20.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $8.9 million that is expected to be reclassified to expense over the next twelve months.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010.

			Fair Value Measurements Using
Description	September 30 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$-	$-	$-	$-
Nuclear decommissioning trust (b)
Equity securities	75.2	-	75.2	-	-
Debt securities
U.S. Treasury	14.7	-	14.7	-	-
U.S. Agency	3.6	-	-	3.6	-
State and local obligations	2.6	-	-	2.6	-
Corporate bonds	25.3	-	-	25.3	-
Foreign governments	0.7	-	-	0.7	-
Other	0.3	-	-	0.3	-
Total nuclear decommissioning trust	122.4	-	89.9	32.5	-
Total	122.4	-	89.9	32.5	-
Liabilities
Derivative instruments (a)	-	(0.2)	0.2	-	-
Total	$-	$(0.2)	$0.2	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$9.3	$-	$-	$4.8	$4.5
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.2	-	-	0.2	-
Total SERP rabbi trust	0.4	-	0.2	0.2	-
Total	9.7	-	0.2	5.0	4.5
Liabilities
Derivative instruments (a)	-	(2.0)	2.0	-	-
Total	$-	$(2.0)	$2.0	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$9.3	$-	$-	$4.8	$4.5
Nuclear decommissioning trust (b)	122.4	-	89.9	32.5	-
SERP rabbi trust (c)	0.4	-	0.2	0.2	-
Total	132.1	-	90.1	37.5	4.5
Liabilities
Derivative instruments (a)	-	(2.2)	2.2	-	-
Total	$-	$(2.2)	$2.2	$-	$-

			Fair Value Measurements Using
Description	December 31 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.1)	$0.1	$-	$-
Nuclear decommissioning trust (b)
Equity securities	85.5	-	85.5	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.8	-	-	4.8	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	23.7	-	-	23.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.4	-	-	0.4	-
Total nuclear decommissioning trust	126.5	-	94.4	32.1	-
Total	126.5	(0.1)	94.5	32.1	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.5)	$0.5	$5.2	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.1	(0.5)	0.7	12.2	3.7
Liabilities
Derivative instruments (a)	20.8	(3.0)	3.0	20.8	-
Total	$20.8	$(3.0)	$3.0	$20.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.6)	$0.6	$5.2	$3.7
Nuclear decommissioning trust (b)	126.5	-	94.4	32.1	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	142.6	(0.6)	95.2	44.3	3.7
Liabilities
Derivative instruments (a)	20.8	(3.1)	3.1	20.8	-
Total	$20.8	$(3.1)	$3.1	$20.8	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $3.1 million and $2.7 million at September 30, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $20.4 million and $14.6 million at September 30, 2011, and December 31, 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At September 30, 2011, and December 31, 2010, Great Plains Energy netted $2.2 million and $2.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date September 30, 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Great
Plains Energy
Derivative
Instruments
(millions)
Balance July 1, 2011	$4.9
Total realized/unrealized gains or (losses)
Included in non-operating income	4.0
Settlements	(4.4)
Balance September 30, 2011	$4.5

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2011	$(0.3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Great
Plains Energy
Derivative
Instruments
(millions)
Balance January 1, 2011	$3.7
Total realized/unrealized gains or (losses)
Included in non-operating income	11.1
Settlements	(10.3)
Balance September 30, 2011	$4.5

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2011	$1.2

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Great
Plains Energy
Derivative
Instruments
(millions)
Balance July 1, 2010	$5.2
Total realized/unrealized gains or (losses)
Included in non-operating income	(3.6)
Settlements	2.1
Balance September 30, 2010	$3.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at September 30, 2010	$(1.3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other Great	Great Plains
	KCP&L	Plains Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized gains or (losses)
Included in non-operating income	-	(9.5)	(9.5)
Sales	(0.2)	-	(0.2)
Settlements	-	9.1	9.1
Balance September 30, 2010	$-	$3.7	$3.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still
on the consolidated balance sheet at September 30, 2010	$-	$-	$-

15.	TAXES

Components of income tax expense are detailed in the following tables.

	Three Months Ended		Year to Date
	September 30		September 30
Great Plains Energy	2011	2010	2011	2010
Current income taxes	(millions)
Federal	$(10.2)	$(7.2)	$(6.4)	$(8.1)
State	(0.8)	(2.0)	(4.8)	0.3
Foreign	-	(0.2)	(0.4)	0.2
Total	(11.0)	(9.4)	(11.6)	(7.6)
Deferred income taxes
Federal	74.7	73.5	103.6	108.2
State	13.0	14.6	20.4	18.8
Total	87.7	88.1	124.0	127.0
Noncurrent income taxes
Federal	-	(6.8)	(18.0)	(1.3)
State	-	(1.0)	(1.9)	(0.3)
Foreign	(0.6)	0.2	(0.4)	0.2
Total	(0.6)	(7.6)	(20.3)	(1.4)
Investment tax credit
Deferral	-	-	-	(4.1)
Amortization	(0.7)	(0.7)	(1.5)	(1.8)
Total	(0.7)	(0.7)	(1.5)	(5.9)
Income tax expense	$75.4	$70.4	$90.6	$112.1

	Three Months Ended		Year to Date
	September 30		September 30
KCP&L	2011	2010	2011	2010
Current income taxes	(millions)
Federal	$(10.2)	$(15.3)	$(7.8)	$22.5
State	(0.9)	(2.6)	(0.4)	4.6
Total	(11.1)	(17.9)	(8.2)	27.1
Deferred income taxes
Federal	53.5	63.9	73.4	53.9
State	9.3	11.7	13.8	9.5
Total	62.8	75.6	87.2	63.4
Noncurrent income taxes
Federal	1.5	(2.4)	(9.1)	(1.5)
State	0.1	(0.3)	(1.0)	(0.1)
Total	1.6	(2.7)	(10.1)	(1.6)
Investment tax credit
Deferral	-	-	-	(4.1)
Amortization	(0.5)	(0.5)	(1.0)	(1.2)
Total	(0.5)	(0.5)	(1.0)	(5.3)
Income tax expense	$52.8	$54.5	$67.9	$83.6

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$70.6	$70.8	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.8	(0.9)	0.9	(0.4)
Amortization of investment tax credits	(0.7)	(0.7)	(0.3)	(0.4)
Federal income tax credits	(2.9)	(2.0)	(1.4)	(0.9)
State income taxes	8.1	7.5	4.0	3.7
Changes in uncertain tax positions, net	(2.7)	0.3	(1.3)	0.2
Valuation allowance	-	(2.9)	-	(1.4)
Other	1.2	(1.7)	0.4	(1.0)
Total	$75.4	$70.4	37.3%	34.8%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date September 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$92.0	$115.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	3.7	(6.0)	1.4	(1.8)
Amortization of investment tax credits	(1.5)	(1.8)	(0.6)	(0.5)
Federal income tax credits	(9.7)	(6.1)	(3.7)	(1.8)
State income taxes	11.1	12.0	4.2	3.7
Medicare Part D subsidy legislation	-	2.8	-	0.8
Changes in uncertain tax positions, net	(4.0)	0.3	(1.5)	0.1
Valuation allowance	(2.2)	(2.9)	(0.8)	(0.9)
Other	1.2	(1.2)	0.5	(0.5)
Total	$90.6	$112.1	34.5%	34.1%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$48.3	$51.5	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.7	(1.1)	1.2	(0.8)
Amortization of investment tax credits	(0.5)	(0.5)	(0.4)	(0.4)
Federal income tax credits	(2.9)	(1.9)	(2.1)	(1.3)
State income taxes	5.7	5.7	4.1	3.9
Changes in uncertain tax positions	-	0.1	-	0.1
Other	0.5	0.7	0.4	0.6
Total	$52.8	$54.5	38.2%	37.1%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date September 30	2011	2010	2011	2010
	(millions)
Federal statutory income tax	$66.7	$85.3	35.0%	35.0%
Differences between book and tax
depreciation not normalized	3.3	(5.2)	1.7	(2.2)
Amortization of investment tax credits	(1.0)	(1.2)	(0.5)	(0.5)
Federal income tax credits	(9.6)	(6.0)	(5.1)	(2.5)
State income taxes	7.7	8.8	4.0	3.6
Medicare Part D subsidy legislation	-	2.8	-	1.2
Changes in uncertain tax positions	0.4	0.1	0.2	0.1
Other	0.4	(1.0)	0.3	(0.4)
Total	$67.9	$83.6	35.6%	34.3%

Uncertain Tax Positions
At September 30, 2011, and December 31, 2010, Great Plains Energy had $24.4 million and $42.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $12.4 million and $17.3 million, respectively, at September 30, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.  The $17.6 million decrease in unrecognized tax benefits is primarily due to a decrease of $18.4 million related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The $18.4 million tax benefit recognized related to the 2006-2008 IRS audit was offset by an increase of $16.4 million in deferred income tax liabilities since a significant portion of the unrecognized tax benefits were related to temporary tax differences, which resulted in an increase to net income of $2.0 million.

At September 30, 2011, and December 31, 2010, KCP&L had $9.0 million and $19.1 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million at September 30, 2011, and December 31, 2010, is expected to impact the effective tax rate if recognized.  The $10.1 million decrease in unrecognized tax benefits is primarily due to a decrease of $12.1 million related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The tax benefit recognized related to the 2006-2008 IRS audit was mostly offset by an increase in deferred income tax liabilities, which resulted in an insignificant impact to net income.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2011	2010	2011	2010
	(millions)
Beginning balance	$42.0	$51.4	$19.1	$20.9
Additions for current year tax positions	1.1	2.7	-	1.3
Additions for prior year tax positions	2.5	2.1	2.3	1.5
Reductions for prior year tax positions	(20.8)	(10.6)	(12.4)	(1.6)
Settlements	-	(3.8)	-	(2.9)
Statute expirations	-	(0.3)	-	(0.1)
Foreign currency translation adjustments	(0.4)	0.5	-	-
Ending balance	$24.4	$42.0	$9.0	$19.1

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At September 30, 2011, and December 31, 2010, accrued interest related to unrecognized tax benefits for Great Plains Energy was $5.9 million and $6.7 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at September 30, 2011, and December 31, 2010.  KCP&L had accrued interest related to unrecognized tax benefits of $0.3 million and $1.4 million at September 30, 2011, and December 31, 2010, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
September 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$773.7	$-	$773.7
Depreciation and amortization	(65.9)	-	(65.9)
Interest charges	(50.2)	(10.6)	(60.8)
Income tax (expense) benefit	(82.9)	7.5	(75.4)
Net income (loss) attributable to Great Plains Energy	133.9	(7.4)	126.5

Year to Date	Electric		Great Plains
September 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$1,831.7	$-	$1,831.7
Depreciation and amortization	(205.9)	-	(205.9)
Interest charges	(124.8)	(31.2)	(156.0)
Income tax (expense) benefit	(109.8)	19.2	(90.6)
Net income (loss) attributable to Great Plains Energy	189.9	(17.6)	172.3

Three Months Ended	Electric		Great Plains
September 30, 2010	Utility	Other	Energy
	(millions)
Operating revenues	$728.8	$-	$728.8
Depreciation and amortization	(85.3)	-	(85.3)
Interest charges	(34.8)	(10.7)	(45.5)
Income tax (expense) benefit	(77.0)	6.6	(70.4)
Net income (loss) attributable to Great Plains Energy	136.2	(4.2)	132.0

Year to Date	Electric		Great Plains
September 30, 2010	Utility	Other	Energy
	(millions)
Operating revenues	$1,787.7	$-	$1,787.7
Depreciation and amortization	(248.5)	-	(248.5)
Interest charges	(107.4)	(31.3)	(138.7)
Income tax (expense) benefit	(125.4)	13.3	(112.1)
Net income (loss) attributable to Great Plains Energy	232.8	(16.2)	216.6

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
September 30, 2011	(millions)
Assets	$9,365.0	$72.1	$(432.0)	$9,005.1
Capital expenditures (a)	317.8	-	-	317.8
December 31, 2010
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures (a)	618.1	-	-	618.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

17.	GOODWILL

Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists.  The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2011.  The goodwill impairment test is a two step process.  The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment.  If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit’s fair value to its assets and liabilities to determine an implied fair value of goodwill which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements.  Great Plains Energy’s regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.  The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers.  The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit.  Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

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

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2011, decreased to $126.1 million or $0.91 per share from $131.6 million or $0.96 per share for the same period in 2010.  Several of KCP&L’s coal-fired power plants were impacted by flooding along the Missouri River in 2011, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million.  Also contributing to the decrease in earnings were unfavorable weather and a $5.8 million increase in electric utility’s general taxes driven by higher property taxes.  Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L, and June 25, 2011, for GMO, and an increase in weather-normalized retail demand.  Gross margin is a financial measure that is not calculated in accordance with GAAP.  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations below for further information.

Great Plains Energy’s earnings available for common shareholders year to date September 30, 2011, decreased to $171.1 million or $1.24 per share from $215.4 million or $1.57 per share for the same period in 2010.  Flooding along the Missouri River in 2011 decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million.  Also in 2011, Great Plains Energy recognized $12.7 million of expense related to a voluntary separation program; a decrease in gross margin due to unfavorable weather, an estimated $11 million from the impact of an extended refueling outage at Wolf Creek, and $7.5 million from increased coal transportation costs not recovered in KCP&L’s Missouri retail rates; and a $12.7 million increase in electric utility’s general taxes driven by higher property taxes.  Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L, and June 25, 2011, for GMO.

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses and therefore, approximately $1.4 million of the annual revenue increase is considered as interim subject to refund or true-up pending the outcome of the reconsideration proceedings regarding rate case expenses.  A hearing was held in September 2011 with a decision expected in the fourth quarter of 2011.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

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

As a result of disallowances in the MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date September 30, 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At September 30, 2011, KCP&L and GMO had $128.4 million and $3.5 million, respectively, of unamortized deferred investment tax credits.

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

As a result of disallowances in the MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project year to date September 30, 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

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

Coal Conservation and Flood-Related Expenses
Several of KCP&L’s coal-fired power plants were impacted by flooding along the Missouri River during 2011.  Iatan Nos. 1 and 2, Hawthorn No. 5 and LaCygne Nos. 1 and 2 experienced longer rail delivery cycle times, which resulted in delays in coal delivery.  During July 2011, coal deliveries at Iatan Nos. 1 and 2 were suspended.  In an effort to conserve coal and meet customer demand, KCP&L operated the affected plants at reduced loads until mid-October.

The impact of coal conservation at Great Plains Energy resulting from increased fuel and purchased power expense and reduced wholesale sales was approximately $30 million for the three months ended and year to date September 30, 2011, and is expected to be insignificant in the fourth quarter of 2011.  KCP&L’s retail rates in Kansas and GMO’s retail rates contain fuel recovery mechanisms that include the cost of fuel and purchased power, offset by wholesale sales margin.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism.  As a result, coal conservation reduced Great Plains Energy’s and KCP&L’s third quarter net income by approximately $10 million.  Additionally, Great Plains Energy’s and KCP&L’s net income was reduced by approximately $2 million for other flood-related expenses.

ENVIRONMENTAL MATTERS

See Note 10 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$773.7	$728.8	$1,831.7	$1,787.7
Fuel	(146.5)	(127.3)	(365.8)	(333.2)
Purchased power	(68.1)	(68.0)	(178.4)	(171.4)
Transmission of electricity by others	(8.6)	(8.1)	(23.1)	(20.9)
Gross margin (a)	550.5	525.4	1,264.4	1,262.2
Other operating expenses	(221.9)	(196.3)	(626.3)	(573.0)
Voluntary separation program	-	-	(12.7)	-
Depreciation and amortization	(65.9)	(85.3)	(205.9)	(248.5)
Operating income	262.7	243.8	419.5	440.7
Non-operating income and expenses	0.1	4.1	(0.5)	27.7
Interest charges	(60.8)	(45.5)	(156.0)	(138.7)
Income tax expense	(75.4)	(70.4)	(90.6)	(112.1)
Loss from equity investments	-	-	(0.1)	(0.9)
Net income	126.6	132.0	172.3	216.7
Less: Net income attributable to noncontrolling interest	(0.1)	-	-	(0.1)
Net income attributable to Great Plains Energy	126.5	132.0	172.3	216.6
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$126.1	$131.6	$171.1	$215.4
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended September 30, 2011 Compared to September 30, 2010
Great Plains Energy’s earnings available for common shareholders for the three months ended September 30, 2011, decreased to $126.1 million, or $0.91 per share, from $131.6 million, or $0.96 per share, for the same period in 2010.

Electric utility’s net income decreased $2.3 million for the three months ended September 30, 2011, compared to the same period in 2010.  Flooding along the Missouri River in 2011 decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million.  Also contributing to the decrease in earnings were unfavorable weather and a $5.8 million increase in electric utility’s general taxes driven by higher property taxes.  Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L, and June 25, 2011, for GMO and an increase in weather-normalized retail demand.

Great Plains Energy’s corporate and other activities loss increased $3.2 million for the three months ended September 30, 2011, compared to the same period in 2010 due to the resolution of certain general tax related matters in 2011.

Year to Date September 30, 2011 Compared to September 30, 2010
Great Plains Energy’s earnings available for common shareholders year to date September 30, 2011, decreased to $171.1 million, or $1.24 per share, from $215.4 million, or $1.57 per share, for the same period in 2010.

Electric utility’s net income decreased $42.9 million year to date September 30, 2011, compared to the same period in 2010.  Flooding along the Missouri River in 2011 decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million.  Also in 2011, electric utility recognized $12.7 million of expense related to a voluntary separation program; a decrease in gross margin due to unfavorable weather, an estimated $11 million from the impact of an extended refueling outage at Wolf Creek, and $7.5 million from increased coal transportation costs not recovered in KCP&L’s Missouri retail rates; and a $12.7 million increase in electric utility’s general taxes driven by higher property taxes.  Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO.

Great Plains Energy’s corporate and other activities loss increased $1.4 million year to date September 30, 2011, compared to the same period in 2010.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$773.7	$728.8	$1,831.7	$1,787.7
Fuel	(146.5)	(127.3)	(365.8)	(333.2)
Purchased power	(68.1)	(68.0)	(178.4)	(171.4)
Transmission of electricity by others	(8.6)	(8.1)	(23.1)	(20.9)
Gross margin (a)	550.5	525.4	1,264.4	1,262.2
Other operating expenses	(218.2)	(195.3)	(620.8)	(570.0)
Voluntary separation program	-	-	(12.7)	-
Depreciation and amortization	(65.9)	(85.3)	(205.9)	(248.5)
Operating income	266.4	244.8	425.0	443.7
Non-operating income and expenses	0.6	3.2	(0.5)	21.9
Interest charges	(50.2)	(34.8)	(124.8)	(107.4)
Income tax expense	(82.9)	(77.0)	(109.8)	(125.4)
Net income	$133.9	$136.2	$189.9	$232.8
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$354.3	$331.9	7	3,018	3,010	-
Commercial	271.2	255.5	6	2,990	2,986	-
Industrial	57.9	54.6	6	828	847	(2)
Other retail revenues	5.1	3.9	20	29	26	11
Provision for rate refund (excess Missouri
wholesale margin)	-	(2.2)	NM	NA	NA	NA
Fuel recovery mechanism under recovery	32.2	17.5	85	NA	NA	NA
Total retail	720.7	661.2	9	6,865	6,869	-
Wholesale revenues	41.9	55.0	(24)	1,206	1,756	(31)
Other revenues	11.1	12.6	(12)	NA	NA	NA
Operating revenues	773.7	728.8	6	8,071	8,625	(6)
Fuel	(146.5)	(127.3)	15
Purchased power	(68.1)	(68.0)	-
Transmission of electricity by others	(8.6)	(8.1)	5
Gross margin (a)	$550.5	$525.4	5
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$773.0	$748.5	3	7,431	7,532	(1)
Commercial	676.4	655.9	3	8,209	8,334	(1)
Industrial	149.6	148.4	1	2,422	2,473	(2)
Other retail revenues	14.4	12.9	9	88	84	6
Provision for rate refund (excess Missouri
wholesale margin)	-	(3.7)	NM	NA	NA	NA
Fuel recovery mechanism under recovery	63.8	38.3	67	NA	NA	NA
Total retail	1,677.2	1,600.3	5	18,150	18,423	(1)
Wholesale revenues	121.0	151.7	(20)	3,595	4,658	(23)
Other revenues	33.5	35.7	(6)	NA	NA	NA
Operating revenues	1,831.7	1,787.7	2	21,745	23,081	(6)
Fuel	(365.8)	(333.2)	10
Purchased power	(178.4)	(171.4)	4
Transmission of electricity by others	(23.1)	(20.9)	10
Gross margin (a)	$1,264.4	$1,262.2	-
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin increased $25.1 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to:

•	new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively, and June 25, 2011, for GMO and

•	an increase in weather-normalized retail demand.

These increases were partially offset by:

•	unfavorable weather, with a 7% decrease in cooling degree days, and

•	an estimated $16 million impact of coal conservation due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales.

Electric utility’s gross margin increased $2.2 million year to date September 30, 2011, compared to the same period in 2010 primarily due to new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively, and June 25, 2011, for GMO.  This increase was mostly offset by:

•	unfavorable weather, with an 8% decrease in cooling degree days;

•	a $7.5 million increase in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new rates effective May 4, 2011;

•	an estimated $16 million impact of coal conservation due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales; and

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

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $22.9 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to:

•
a $6.9 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively, for KCP&L and Missouri rates effective June 25, 2011, for GMO;

•	a $5.8 million increase in general taxes driven by increased property taxes;

•	$3.4 million of expenses related to the impact of flooding; and

•	a $3.9 million increase in pension expense recognized pursuant to higher rates authorized in the MPSC and KCC rate orders.

Additionally, KCP&L and GMO recorded a $4.0 million loss in 2010 related to a recommended disallowance of their combined share of Iatan No. 2 construction costs.

Electric utility’s other operating expenses increased $50.8 million year to date September 30, 2011, compared to the same period in 2010 primarily due to:

•
a $12.1 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively, for KCP&L and Missouri rates effective June 25, 2011, for GMO;

•	a $12.7 million increase in general taxes driven by increased property taxes;

•	a $9.4 million increase in pension expense recognized pursuant to higher rates authorized in the MPSC and KCC rate orders;

•	$3.4 million of expenses related to the impact of flooding; and

•
as a result of disallowances in the MPSC rate orders, KCP&L and GMO recognized combined losses of $2.3 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project in 2011.  KCP&L and GMO also recognized a $3.9 million loss for other disallowed costs in the MPSC rate orders.  KCP&L and GMO recorded a $4.0 million loss in 2010 related to a recommended disallowance of their combined share of Iatan No. 2 construction costs.

Electric Utility Voluntary Separation Program
In March 2011, Great Plains Energy announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company’s retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee of the Company could voluntarily elect to separate from the Company and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  There were 140 employees that made such elections and the majority separated from the Company on April 30, 2011.  Electric utility recorded expense of $12.7 million year to date September 30, 2011, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.

Great Plains Energy recorded a $10.0 million pension settlement charge during the third quarter of 2011 from the voluntary separation program as a result of accelerated pension distributions.  The Companies deferred substantially all of the charge as a regulatory asset and expect to recover it over future periods pursuant to regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program resulted in increased pension funding requirements in 2011 under ERISA.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $19.4 million for the three months ended September 30, 2011, compared to the same period in 2010 due to a $9.4 million decrease attributable to lower depreciation rates for KCP&L effective December 1, 2010, for Kansas and May 4, 2011, for Missouri and an $18.8 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 and May 2011 effective dates of new retail rates for KCP&L in Kansas and Missouri, respectively.  These decreases were partially offset by $4.3 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

Electric utility’s depreciation and amortization costs decreased $42.6 million year to date September 30, 2011, compared to the same period in 2010 due to a $25.1 million decrease attributable to lower depreciation rates for KCP&L and a $42.4 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  These decreases were partially offset by $10.5 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $2.6 million and $22.4 million for the three months ended and year to date September 30, 2011, respectively, compared to the same periods in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

Electric Utility Interest Charges
Electric utility’s interest charges increased $15.4 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to:

•	a $6.5 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010;

•	$7.5 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011; and

•
a $7.1 million decrease in construction accounting carrying costs for Iatan Nos. 1 and 2 and common facilities, which was in effect until new rates were effective in Missouri for KCP&L on May 4, 2011, and for GMO on June 25, 2011.

These items were partially offset by the maturity of GMO’s 7.95% Senior Notes and 7.75% Senior Notes in February 2011 and June 2011, respectively.

Electric utility’s interest charges increased $17.4 million year to date September 30, 2011, compared to the same period in 2010 primarily due to:

•	a $23.8 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 and

•	$15.5 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011.

These items were partially offset by:

•	a $10.7 million increase in the deferral to a regulatory asset of construction accounting carrying costs for Iatan Nos. 1 and 2 and common facilities and

•	the maturity of GMO’s 7.95% Senior Notes and 7.75% Senior Notes in February 2011 and June 2011, respectively.

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $5.9 million for the three months ended September 30, 2011, compared to the same period in 2010 due to increased pre-tax income and $3.0 million of income tax true-ups.

Electric utility’s income tax expense decreased $15.6 million year to date September 30, 2011, compared to the same period in 2010 due to decreased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (September 30, 2011 compared to December 31, 2010)

•	Great Plains Energy’s receivables, net increased $33.9 million primarily due to a $52.3 million increase in customer accounts receivable resulting from seasonal increases.

•
Great Plains Energy’s fuel inventories, at average cost decreased $12.9 million primarily due to lower coal inventories driven by Missouri River flooding during 2011, partially offset by increased coal and coal transportation costs.

•
Great Plains Energy’s deferred refueling outage costs increased $23.8 million due to the deferral of costs for the Wolf Creek refueling outage that began on March 19, 2011, and included several increases in work scope that extended the outage.  These deferred costs will be amortized over the months prior to the next refueling outage currently scheduled for the fall of 2012.

•	Great Plains Energy’s refundable income taxes increased $13.3 million primarily due to refunds expected from utilizing a carryback of credits and net operating losses (NOLs) to previous tax years.

•	Great Plains Energy’s deferred income taxes – current assets decreased $7.6 million primarily due to increased temporary differences resulting from increased deferred refueling outage costs.

•	Great Plains Energy’s notes payable increased $18.5 million due to increased borrowings due to the timing of cash payments.

•	Great Plains Energy’s commercial paper decreased $253.0 million due to repayment with proceeds from KCP&L’s issuance of $400.0 million of 5.30% Senior Notes.

•
Great Plains Energy’s current maturities of long-term debt increased $465.7 million due to reclassification of $287.5 million of Great Plains Energy’s 10.00% Equity Units Subordinated Notes and $500.0 million of GMO’s 11.875% Senior Notes from long-term debt, partially offset by the repayment of $137.3 million and $197.0 million at maturity of GMO’s 7.95% and 7.75% Senior Notes, respectively.

•	Great Plains Energy’s accounts payable decreased $82.6 million due to the timing of cash payments.

•	Great Plains Energy’s accrued taxes increased $65.3 million primarily due to the timing of property tax payments.

•	Great Plains Energy’s derivative instruments – current liabilities decreased $20.8 million due to the settlement of FSS upon the issuance of Great Plains Energy’s $350.0 million of 4.85% Senior Notes.

•
Great Plains Energy’s deferred income taxes – deferred credits and other liabilities increased $120.6 million primarily due to a $183.3 million increase in temporary differences mostly as a result of bonus depreciation, partially offset by NOLs created.

•
Great Plains Energy’s other deferred credits and other liabilities decreased $30.3 million primarily due to a decrease in unrecognized tax benefits related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.

•
Great Plains Energy’s long-term debt decreased $192.6 million primarily due to reclassification of $287.5 million of Great Plains Energy’s 10.00% Equity Units Subordinated Notes and $500.0 million of GMO’s 11.875% Senior Notes to current maturities and the purchase in lieu of redemption of $112.8 million of KCP&L’s EIRR bonds, offset by Great Plains Energy’s issuance of $350.0 million of 4.85% Senior Notes in May 2011 and KCP&L’s issuance of $400.0 million of 5.30% Senior Notes in September 2011.

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

Great Plains Energy's liquid resources at September 30, 2011, consisted of $8.9 million of cash and cash equivalents on hand and $1.155 billion of unused bank lines of credit.  The unused lines consisted of $160.4 million from Great Plains Energy's revolving credit facility, $558.0 million from KCP&L's credit facilities and $436.8 million from GMO’s revolving credit facility.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

At September 30, 2011, Great Plains Energy’s current maturities of long-term debt were $951.4 million.  KCP&L’s $150.0 million of 6.50% Senior Notes mature in November 2011 and are expected to be repaid with a portion of the proceeds from its $400.0 million of 5.30% Senior Notes that were issued in September 2011.  Great Plains Energy’s $287.5 million of Equity Units Subordinated Notes mature in 2042 but must be remarketed by June 12, 2012.  GMO’s $500.0 million of 11.875% Senior Notes mature in July 2012.  Great Plains Energy is evaluating alternatives to refinance this long-term debt, including issuing new long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
The decrease in cash flows from operating activities for Great Plains Energy year to date September 30, 2011, compared to the same period in 2010 is primarily due to a reduction in net income, the payment of $26.1 million for the settlement of FSS upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011 and an increase in deferred refueling outage costs, partially offset by the adoption of new accounting rules in 2010.  On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures decreased $147.4 million year to date September 30, 2011, compared to the same period in 2010 due to a decrease in cash utility capital expenditures primarily related to Iatan No. 2.

Great Plains Energy’s projected utility capital expenditures, excluding AFUDC to finance construction, for 2011 are expected to be approximately $50 million less than the $503.3 million disclosed in the 2010 Form 10-K.  This decrease is driven primarily by an approximate $17 million decrease related to environmental and an approximate $25 million decrease related to construction of Iatan No. 2.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2011 reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  Also reflected is KCP&L’s issuance, at a discount, of $400.0 million of 5.30% Senior Notes that mature in 2041.  KCP&L used a portion of the proceeds to repay short-term borrowings.

Great Plains Energy’s cash flows from financing activities year to date September 30, 2010, reflect the issuance, at a discount, of $250.0 million of 2.75% Senior Notes that mature in 2013.  Great Plains Energy used the proceedings to make a three-year intercompany loan to GMO with GMO using the proceeds to repay short-term borrowings.  Also reflected is the $95.0 million impact of the short-term collateralized note payable described above under cash flows from operating activities.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L utilized $400.0 million of this amount with the issuance in September 2011 of 5.30% unsecured Senior Notes maturing in 2041.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012 conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At September 30, 2011, there was $989.5 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million of short-term debt through March 2012, conditioned on GMO’s borrowing costs not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2011, there was $500.0 million available under this authorization.  In July 2010, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt, including intercompany debt, through July 2012 and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2011, there was $253.9 million available under this authorization.  In October 2011, GMO filed a request with FERC for authorization to issue up to $850.0 million of long-term debt beginning January 2012 for a two-year period that would supersede its current authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2011, KCP&L had an outstanding payable under the money pool of $0.4 million to Great Plains Energy and GMO had an outstanding payable of $30.9 million to KCP&L.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.  Year to date September 30, 2011, the Company contributed $42.0 million to the pension plans and expects to contribute an additional $80.2 million in 2011 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority expected to be paid by KCP&L.

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

Supplemental Capital Requirements and Liquidity Information
At September 30, 2011, Great Plains Energy’s and KCP&L’s contractual commitments for KCP&L’s environmental retrofits at its LaCygne station are $123.3 million, $385.7 million, $286.6 million, $130.1 million and $6.3 million for the years 2011 though 2015, respectively.  KCP&L owns 50% of the LaCygne station. KCP&L expects to be reimbursed by the other owner for its 50% share of the costs.  Great Plains Energy’s and KCP&L’s other contractual commitments have not significantly changed at September 30, 2011, compared to December 31, 2010.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2011	2010	2011	2010
	(millions)
Operating revenues	$506.3	$486.5	$1,220.5	$1,194.7
Fuel	(99.3)	(83.8)	(249.0)	(213.2)
Purchased power	(24.9)	(25.0)	(66.7)	(63.2)
Transmission of electricity by others	(5.7)	(4.4)	(14.2)	(11.3)
Gross margin (a)	376.4	373.3	890.6	907.0
Other operating expenses	(161.8)	(143.3)	(460.9)	(426.0)
Voluntary separation program	-	-	(9.2)	-
Depreciation and amortization	(45.4)	(66.4)	(147.0)	(192.2)
Operating income	169.2	163.6	273.5	288.8
Non-operating income and expenses	(0.2)	3.6	(1.6)	18.6
Interest charges	(30.8)	(20.1)	(81.2)	(63.8)
Income tax expense	(52.8)	(54.5)	(67.9)	(83.6)
Net income	$85.4	$92.6	$122.8	$160.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months September 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$222.5	$209.8	6	1,884	1,872	1
Commercial	191.8	183.0	5	2,113	2,107	-
Industrial	34.4	34.0	1	488	508	(4)
Other retail revenues	3.2	2.9	7	22	22	2
Provision for rate refund (excess
Missouri wholesale margin)	-	(2.2)	NM	NA	NA	NA
Kansas ECA (over) under recovery	13.8	2.6	NM	NA	NA	NA
Total retail	465.7	430.1	8	4,507	4,509	-
Wholesale revenues	35.5	50.2	(29)	1,081	1,615	(33)
Other revenues	5.1	6.2	(17)	NA	NA	NA
Operating revenues	506.3	486.5	4	5,588	6,124	(9)
Fuel	(99.3)	(83.8)	18
Purchased power	(24.9)	(25.0)	-
Transmission of electricity by others	(5.7)	(4.4)	28
Gross margin (a)	$376.4	$373.3	1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2011	2010	Change	2011	2010	Change
Retail revenues	(millions)			(thousands)
Residential	$481.3	$464.4	4	4,517	4,573	(1)
Commercial	488.1	472.2	3	5,802	5,875	(1)
Industrial	92.1	93.5	(1)	1,428	1,481	(4)
Other retail revenues	9.3	8.8	4	65	65	1
Provision for rate refund (excess
Missouri wholesale margin)	-	(3.7)	NM	NA	NA	NA
Kansas ECA under recovery	26.0	5.5	NM	NA	NA	NA
Total retail	1,096.8	1,040.7	5	11,812	11,994	(2)
Wholesale revenues	109.5	138.0	(21)	3,317	4,288	(23)
Other revenues	14.2	16.0	(11)	NA	NA	NA
Operating revenues	1,220.5	1,194.7	2	15,129	16,282	(7)
Fuel	(249.0)	(213.2)	17
Purchased power	(66.7)	(63.2)	6
Transmission of electricity by others	(14.2)	(11.3)	25
Gross margin (a)	$890.6	$907.0	(2)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's
Results of Operations.

KCP&L’s gross margin increased $3.1 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to:

•	new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively, and

•	an increase in weather-normalized retail demand.

These increases were mostly offset by:

•	unfavorable weather, with a 7% decrease in cooling degree days, and

•	an estimated $16 million impact of coal conservation due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales.

KCP&L’s gross margin decreased $16.4 million year to date September 30, 2011, compared to the same period in 2010 primarily due to:

•	unfavorable weather, with an 8% decrease in cooling degree days;

•	a $7.5 million increase in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new rates effective May 4, 2011;

•	an estimated $16 million impact of coal conservation due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales; and

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

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $18.5 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to:

•
a $4.4 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively;

•	a $4.4 million increase in general taxes driven by increased property taxes; and

•	$3.2 million of expenses related to the impact of flooding.

Additionally, KCP&L recognized a $3.0 million loss in 2010 related to a recommended disallowance of Iatan 2 construction costs.

KCP&L’s other operating expenses increased $34.9 million year to date September 30, 2011, compared to the same period in 2010 primarily due to:

•
a $7.4 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively;

•	a $9.6 million increase in general taxes driven by increased property taxes;

•	$3.2 million of expenses related to the impact of flooding; and

•
as a result of disallowances in the MPSC rate order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project in 2011.  KCP&L also recognized a $2.4 million loss for other disallowed costs in the MPSC rate order. KCP&L recorded a $3.0 million loss in 2010 related to a recommended disallowance of Iatan 2 construction costs in the Kansas rate case.

KCP&L Voluntary Separation Program
KCP&L recorded expense of $9.2 million year to date September 30, 2011, related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.

KCP&L recorded a $7.0 million pension settlement charge during the third quarter of 2011 from the voluntary separation program as a result of accelerated pension distributions.  KCP&L deferred substantially all of the charge as a regulatory asset and expects to recover it over future periods pursuant to regulatory agreements.  The amount of accelerated pension distributions resulting from the voluntary separation program resulted in increased pension funding requirements in 2011 under ERISA.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $21.0 million for the three months ended September 30, 2011, compared to the same period in 2010 due to a $9.4 million decrease attributable to lower depreciation rates for KCP&L effective December 1, 2010, for Kansas and May 4, 2011, for Missouri and an $18.8 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the December 2010 and May 2011 effective dates of new retail rates for KCP&L in Kansas and Missouri, respectively.  These decreases were partially offset by $2.4 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

KCP&L’s depreciation and amortization costs decreased $45.2 million year to date September 30, 2011, compared to the same period in 2010 due to a $25.1 million decrease attributable to lower depreciation rates for KCP&L and a $42.4 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  These decreases were partially offset by $8.6 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $3.8 million and $20.2 million for the three months ended and year to date September 30, 2011, respectively, compared to the same periods in 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

KCP&L Interest Charges
KCP&L’s interest charges increased $10.7 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to a decrease of $5.4 million in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 and the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No.2 and common facilities in 2010.

KCP&L’s interest charges increased $17.4 million year to date September 30, 2011, compared to the same period in 2010.  A decrease of $19.7 million in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010 was partially offset by the deferral to regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No.2 and common facilities.

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $1.7 million and $15.7 million for the three months ended and year to date September 30, 2011, respectively, compared to the same periods in 2010 primarily due to decreased pre-tax income.

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

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2011 was $17.8 million.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended September 30, 2011.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
July 1 - 31	-	$-	-	N/A
August 1 - 31	199 (1)	20.87	-	N/A
September 1 - 30	8,477 (1)	16.69	-	N/A
Total	8,676	$16.79	-	N/A

(1)	Represents common shares surrendered to the Company following the resignation of a certain officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*
Supplemental Indenture No. 3 dated as of September 15, 2011 between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).
Great Plains Energy KCP&L

10.1	*
Amendment dated as of September 9, 2011 to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
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

GREAT PLAINS ENERGY INCORPORATED

Dated: November 3, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 3, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: November 3, 2011	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 3, 2011	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)