Form 10-K
period 2011-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2012-02-28
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2011) was approximately $2,819,307,073. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 21, 2012, Great Plains Energy Incorporated had 136,161,064 shares of common stock outstanding.
On February 21, 2012, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.
Documents Incorporated by Reference
Portions of the 2012 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and
Exchange Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1.	Business	6
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24
	PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	26
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	134
Item 9A.	Controls and Procedures	134
Item 9B.	Other Information	138
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	138
Item 11.	Executive Compensation	138
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	139
Item 13.	Certain Relationships and Related Transactions, and Director Independence	139
Item 14.	Principal Accounting Fees and Services	140
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	141

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including, but not limited to, possible further deterioration in economic conditions and the timing and extent of economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant

Abbreviation or Acronym	Definition

MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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

Great Plains Energy’s sole reportable business segment is electric utility.  For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 21 to the consolidated financial statements.  Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

The electric utility segment consists of KCP&L, a regulated utility, and GMO’s regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power (L&P) divisions.  Electric utility serves approximately 823,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 725,000 residences, 96,000 commercial firms, and 2,600 industrials, municipalities and other electric utilities.  Electric utility’s retail revenues averaged approximately 90% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility’s revenues.  Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Electric utility’s total electric revenues were 100% of Great Plains Energy’s revenues over the last three years.  Electric utility’s net income accounted for approximately 115%, 111% and 104% of Great Plains Energy’s income from continuing operations in 2011, 2010 and 2009, respectively.

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

Missouri and Kansas jurisdictional retail revenues averaged approximately 71% and 29%, respectively, of electric utility’s total retail revenues over the last three years.  See Item 7 MD&A, Critical Accounting Policies section, and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.

Competition
Missouri and Kansas continue on the fully integrated utility model and no legislation authorizing retail choice has been introduced in Missouri or Kansas for many years.  As a result, electric utility does not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to electric utility customers.  If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, electric utility may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.

Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory.  In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price.  Electric utility’s wholesale revenues averaged approximately 8% of its total revenues over the last three years.

Power Supply
Electric utility has over 6,600 MWs of generating capacity.  The projected peak summer demand for 2012 is approximately 5,700 MWs.  Electric utility expects to meet its projected capacity requirements through 2020 with its generation assets, capacity purchases or new capacity additions.

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

Fuel
The principal fuel sources for electric utility’s electric generation are coal and nuclear fuel.  It is expected, with normal weather, that approximately 95% of 2012 generation will come from these sources with the remainder provided by wind, natural gas and oil.  The actual 2011 and estimated 2012 fuel mix and delivered cost in cents per net kWh generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2012	2011	2012	2011
Coal	80%	83%	2.06	2.06
Nuclear	15	13	0.71	0.72
Natural gas and oil	3	2	5.45	7.82
Wind	2	2	-	-
Total Generation	100%	100%	1.95	1.92
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

Coal
During 2012, electric utility’s generating units, including jointly owned units, are projected to burn approximately 16 million tons of coal.  KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers.  The coal to be provided under these contracts is expected to satisfy almost all of the projected coal requirements for 2012 and approximately 95% for 2013, 70% for 2014 and 20% for 2015.  The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases.  KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2012 and beyond.

KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units.  The transportation services to be provided under these contracts are expected to satisfy approximately 95% of the projected transportation requirements for 2012 and approximately 85% for 2013 and 20% for each of 2014 and 2015.  The contract rates adjust for changes in railroad costs.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility’s only nuclear generating unit.  Wolf Creek purchases uranium and has it processed for use as fuel in its reactor.  This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies.  The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2014 and approximately 78% after that date through March 2020.  The owners also have under contract all of the uranium enrichment and fabrication required to operate Wolf Creek through March 2026.

See Note 4 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
At December 31, 2011, KCP&L had hedged approximately 66%, 56% and 13% of its 2012, 2013 and 2014, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2011, GMO had hedged approximately 45%, 38% and 38% of its 2012, 2013 and 2014, respectively, expected on-peak natural gas usage and natural gas equivalent purchased power.

Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas.  As a result, KCP&L and GMO do not joint-dispatch their respective generation.  KCP&L purchases power to meet its customers’ needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L’s cost of generation or to satisfy firm power commitments or renewable energy standards.  During 2011, KCP&L entered into long-term power purchase agreements for approximately 231 MWs of wind generation beginning in 2012 which expire in 2032.  GMO has long-term purchased capacity agreements for approximately 135 MWs, which expire in 2014 through 2016, and in 2011 entered into a long-term power purchase agreement for approximately 100 MWs of wind generation beginning in 2012 that expires in 2032.  Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.  Electric utility’s purchased power, as a percentage of MWh requirements, averaged approximately 16% over the last three years.

Environmental Matters
See Note 14 to the consolidated financial statements for information regarding environmental matters.

KANSAS CITY POWER & LIGHT COMPANY

KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L serves approximately 511,000 customers located in western Missouri and eastern Kansas.  Customers include approximately 451,000 residences, 58,000 commercial firms, and 2,100 industrials, municipalities and other electric utilities.  KCP&L’s retail revenues averaged approximately 87% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L’s revenues.  KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  Missouri and Kansas jurisdictional retail revenues averaged approximately 56% and 44%, respectively, of total retail revenues over the last three years.

GREAT PLAINS ENERGY AND KCP&L EMPLOYEES
At December 31, 2011, Great Plains Energy and KCP&L had 3,053 employees, including 1,917 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW).  KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2013), with Local 1464, representing transmission and distribution workers (expires January 31, 2013), and with Local 412, representing power plant workers (expires February 28, 2013).

Executive Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company in the positions noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2012, to hold such positions until their resignation, removal or the appointment of their successors.  There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

			Year First
			Assumed
			an Officer
Name	Age	Current Position(s)	Position

Michael J. Chesser (a)	63	Chairman of the Board and Chief Executive Officer – Great Plains Energy and KCP&L	2003
Terry Bassham (b)	51	President and Chief Operating Officer – Great Plains Energy and KCP&L	2005
James C. Shay (c)	48	Senior Vice President – Finance and Strategic Development and Chief Financial Officer – Great Plains Energy and KCP&L	2010
Kevin E. Bryant (d)	36	Vice President – Investor Relations and Treasurer – Great Plains Energy and KCP&L	2006
Charles A. Caisley (e)	39	Vice President – Marketing and Public Affairs – Great Plains Energy and KCP&L	2011
Michael L. Deggendorf (f)	50	Senior Vice President – Delivery – KCP&L	2005
Ellen E. Fairchild (g)	50	Vice President, Corporate Secretary and Chief Compliance Officer – Great Plains Energy and KCP&L	2010
Scott H. Heidtbrink (h)	50	Senior Vice President – Supply – KCP&L	2008
Heather A. Humphrey (i)	41	General Counsel and Senior Vice President – Human Resources – Great Plains Energy and KCP&L	2010
Lori A. Wright (j)	49	Vice President - Business Planning and Controller – Great Plains Energy and KCP&L	2002

(a)
Mr. Chesser was appointed Chairman of the Board and Chief Executive Officer of Great Plains Energy in 2003.  He was appointed Chairman of the Board of KCP&L in 2003, and Chief Executive Officer of KCP&L and Chairman of the Board and Chief Executive Officer of GMO in 2008.

(b)
Mr. Bassham was appointed President and Chief Operating Officer of Great Plains Energy, KCP&L and GMO in 2011.  He served as Executive Vice President – Utility Operations of KCP&L and GMO (2010-2011).  He was Executive Vice President – Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of KCP&L and GMO (2009-2010).  He was Chief Financial Officer of KCP&L (2005-2008) and GMO (2008).

(c)
Mr. Shay was appointed Senior Vice President – Finance and Strategic Development and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2010.  He was Chief Financial Officer, with responsibilities for finance, accounting and information technology, at Northern Power Systems, Inc., a wind turbine manufacturing business (2009-2010); Managing Director, with responsibilities for business development, transaction execution and advisory work, at Frontier Investment Banc Corporation (2007-2008); and Chief Financial Officer, with responsibilities for finance, accounting, human resources, information technology and procurement, at Machine Laboratory LLC, a manufacturer of machined parts for the automotive industry (2006-2007).  Prior to that, Mr. Shay was Chief Financial Officer, with responsibilities for finance and accounting, at General Electric Co. Environmental Services (2004-2006) after its acquisition of BHA Group Holdings, Inc., a supplier of aftermarket parts and service for industrial air pollution equipment.

(d)
Mr. Bryant was appointed Vice President – Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO in 2011.  He was Vice President – Strategy and Risk Management of KCP&L and GMO (2011) and Vice President – Energy Solutions (2006-2011) of KCP&L and GMO.

(e)
Mr. Caisley was appointed Vice President – Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011.  He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs (2007-2008).  Prior to that, he was the president of the Missouri Energy Development Association (2005-2007).

(f)
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

(i)
Ms. Humphrey was appointed General Counsel and Vice President – Human Resources of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).  Prior to that, she was a shareholder of the law firm of Shughart Thomson & Kilroy (1996-2006).

(j)	Ms. Wright was appointed Vice President and Controller of Great Plains Energy, KCP&L and GMO in 2009. She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

Available Information
Great Plains Energy’s website is www.greatplainsenergy.com and KCP&L’s website is www.kcpl.com.  Information contained on these websites is not incorporated herein.  The Companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC.  In addition, the Companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

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
The Companies are subject to, or affected by, extensive federal and state utility regulation, including regulation by the MPSC, KCC, FERC, NRC, SPP and NERC.  The Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the Companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, and increased compliance costs and potential non-compliance consequences may materially affect the Companies’ results of operations, financial position and cash flows.  Certain of these risks are addressed in greater detail below.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Companies’ control.
The rates that KCP&L and GMO are allowed to charge their customers significantly influence the Companies’ results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of the Companies’ control, including the MPSC, KCC and FERC.

The utility rate-setting principle generally applicable to KCP&L and GMO is that rates should provide a reasonable opportunity to recover expenses and investment prudently incurred to provide utility service plus a reasonable return on such investment.  Various expenses incurred by KCP&L and GMO have been excluded from rates by the MPSC and KCC in past rate cases as not being prudently incurred or not providing utility customer benefit, and there is a risk that certain expenses incurred in the future may not be recovered in rates.  The MPSC and KCC also have in the past and may in the future exclude from rates all or a portion of investments in various facilities as not being prudently incurred or not being useful in providing utility service.

In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and the Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and La Cygne generating stations, and projects to offset certain CO2 emissions.  The wind generation, energy efficiency and emission permit reductions are conditioned on regulatory approval.  In addition to these commitments, as discussed in the “Environmental Risks” and “Financial Risks” sections below, the Companies’ capital expenditures are expected to be substantial over the next several years for additional environmental projects, as well as other projects, and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.

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

There are mandatory renewable energy standards in Missouri and Kansas.  There is the potential for future federal or state mandatory energy efficiency requirements.  KCP&L and GMO have implemented certain energy efficiency programs, and currently the recovery of these program expenses are on a deferred basis with no recovery mechanism for associated lost revenues.

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
The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cyber security and critical infrastructure protection standards that apply to public utilities, including KCP&L and GMO.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, the Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under “Operational Risks,” the NRC extensively regulates nuclear power plants, including Wolf Creek.  The costs of existing, new or modified regulations, standards and other requirements could have an adverse effect on the Companies’ results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, cyber security, critical infrastructure protection, operational or other standards and requirements could expose the Companies to penalties, additional compliance costs, or adverse rate consequences.

Environmental Risks:

The Companies are subject to current and potential environmental requirements and the incurrence of environmental liabilities, any or all of which may adversely affect their business and financial results.
The Companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the Companies’ operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, creation of a public nuisance or other matters, and seeking injunctions or monetary or other damages.  Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.

Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the Companies’ results of operations, financial position and cash flows.

KCP&L and GMO periodically seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that recovery of these costs would be granted.

As discussed above, KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies’ environmental reputation.  The costs of compliance or noncompliance with environmental requirements, remediation costs, adverse outcomes of lawsuits, or failure to timely recover environmental costs could have a material adverse effect on the Companies’ results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 14 to the consolidated financial statements for additional information regarding certain significant environmental matters.

Air and Climate Change
The Companies believe it is likely that additional federal or relevant regional, state or local laws or regulations could be enacted to address global climate change.  While the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such laws or regulations could require the control or reduction of emissions of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards.  The Companies’ current generation capacity is over 50% coal-fired, and is estimated to produce about one ton of CO2 per MWh generated.  Great Plains Energy and KCP&L produce about 25 million and 18 million tons of CO2 per year, respectively.  Missouri law requires at least 2% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources, increasing to 15% by 2021.  Kansas law requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand, increasing to 15% by 2016 and 20% by 2020.

Management believes that national renewable energy standards are also possible.  The timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have a significant financial and operational impact on the Companies.

The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases and has proposed other regulations under the existing Clean Air Act.  The EPA has established thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.  Most of the Companies’ generating facilities are affected by these existing rules and would be affected by the proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the future.  Further, pursuant to the Collaboration Agreement, KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and La Cygne stations and other initiatives designed to offset CO2 emissions.  Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (for additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), or to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.

Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, NOX, SO2 and particulates are also in a state of flux.  Some of these rules have been overturned by the courts and remanded to the EPA to be revised consistent with the courts’ orders while others have been stayed pending judicial review or are otherwise subject to revision.  The Companies’ current estimates of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes)

to comply with the currently effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule, and the Mercury and Air Toxics Standards (MATS) rule is approximately $1 billion.  However, it is unknown what requirements and standards will be imposed in the future, when the Companies may have to comply or what costs may ultimately be required.

Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  All of the Companies’ generating facilities, and certain of their other facilities, are subject to the Clean Water Act.

Previously issued EPA regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures have been suspended; however, the EPA has proposed revised rulemaking on this matter.  At this time, the Companies are unable to predict how the EPA will respond or how that response will impact the Companies’ operations.

KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) authorizing KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri river at its Hawthorn Station.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.  Additionally, the EPA in September 2009 announced plans to revise the existing standards for waste water discharges from coal-fired power plants.  In November 2010, the EPA filed a motion requesting court approval of a consent agreement in which the EPA agreed to propose a rule in July 2012 and to finalize it in January 2014.  Until a rule is proposed and finalized, the financial and operational impacts cannot be determined.  Further, the possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the final permit requirements.

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
The Companies’ capital requirements are expected to be substantial over the next several years.  The Companies rely on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Companies also rely on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for operations varies and is impacted by a number of factors, including the amount and price of wholesale power purchased or sold.

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

Although the United States capital and credit markets have generally stabilized after an extended period of volatility and disruption, there is no assurance that conditions will not deteriorate in the future due to the current instability in Europe or unforeseen events both in the United States and around the world.  Adverse market conditions or decreases in Great Plains Energy’s, KCP&L’s or GMO’s credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L’s or GMO’s costs of capital; reductions in or delays of capital expenditures, or reductions in Great Plains Energy’s ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies’ results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies’ lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.

Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy’s liquidity.
In connection with the GMO acquisition, Great Plains Energy issued guarantees covering substantially all of the outstanding debt of GMO and has guaranteed GMO’s current $450 million revolving credit facility.  The guarantees are a factor in GMO maintaining investment-grade ratings and the guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy’s liquidity.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to Great Plains Energy, or the inability otherwise of Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly, Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.

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
Substantially all of the Companies’ and WCNOC’s employees participate in defined benefit retirement and post-retirement plans.  Former employees also have accrued benefits in defined benefit retirement and post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations, and the Companies’ required or voluntary contributions to the plans.  The Companies currently have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, or if these plans experience adverse market returns on investments, or if interest rates materially fall, the Companies’ contributions to the plans could rise substantially over historical levels.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant impact on the Companies’ results of operations, financial position and cash flows.

The use of derivative contracts in the normal course of business could result in losses that could negatively impact the Companies’ results of operations, financial position and cash flows.
The Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or the use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Customer and Weather-Related Risks:

Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, or other factors may adversely affect the Companies’ results of operations, financial position and cash flows.
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
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain, flooding and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  KCP&L’s and GMO’s rates may not always be adjusted timely and adequately to reflect these increased costs.  Some of the Companies’ generating stations utilize water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in past years, can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, the frequency and impact of severe weather, increase the frequency of flooding or decrease water and flow levels.

Operational Risks:

Operations risks may adversely affect the Companies’ results of operations, financial position and cash flows.
The operation of the Companies’ electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions, environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, terrorism, cyber-threats, severe weather or other similar occurrences.  An equipment or system outage or constraint can, among other things:

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

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, and Iatan No. 2, which was completed in 2010, all of KCP&L’s and GMO’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  The age of these generating units increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the Companies’ generation facilities or increased maintenance expense.

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
Great Plains Energy’s and KCP&L’s businesses are capital intensive.  The Companies currently have significant construction projects pending and may also have significant construction projects in the future.  The risks of any construction project include: that actual costs may exceed estimated costs due to inflation or other factors; risks associated with the incurrence of additional debt or the issuance of additional equity to fund such projects; delays that may occur in obtaining permits and materials; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of equipment, materials or qualified craft labor; the scope, cost and timing of projects may change due to new or changed environmental requirements or other factors; and other events beyond the Companies’ control may occur that may materially affect the schedule, cost and performance of these projects.

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
KCP&L owns 47% of Wolf Creek, 50% of La Cygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  Occurrence of these or other events could materially increase the Companies’ costs and capital requirements.

The Companies are subject to information security risks and risks of unauthorized access to their systems.
In the course of their businesses, the Companies handle a range of system security and sensitive customer information. KCP&L and GMO are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information.  A security breach of the utilities' information systems such as theft or the inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on the results of operations, financial condition and cash flows of the Companies.

KCP&L and GMO operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  Despite implementation of security measures, the technology systems are vulnerable to disability, failures, or unauthorized access.  Such failures or breaches of the systems could impact the reliability of the utilities’ generation and transmission and distribution systems and also subject the Companies to financial harm.  If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on the Companies’ results of operations, financial condition and cash flows.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies’ business and financial results.
KCP&L owns 47% of Wolf Creek.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.  In addition, the events at the Fukushima nuclear power plant following the 2011 earthquake and tsunami in Japan could result in increased regulation of the nuclear industry and the introduction of additional requirements with respect to emergency planning and ability to deal with natural disasters.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and higher maintenance costs.

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
The levels of the Companies’ wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus the Companies have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  Conversely, wholesale power prices generally decrease in times of low regional demand and low natural gas prices.  While an allocated portion of wholesale sales are reflected in KCP&L’s Kansas energy cost adjustment and GMO’s fuel adjustment mechanisms, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri rates and any amount above the level reflected in Missouri retail rates will be returned to Missouri retail customers in a future rate case.  Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce the Companies’ wholesale sales and may materially affect the Companies’ results of operations, financial conditions and cash flows.

Litigation Risks:

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Companies’ results of operations, financial position and cash flows.
The Companies are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case be reasonably estimated.  The liability that the Companies may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Electric Utility Generation Resources

			Year	Estimated 2012		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	547	(a)	Nuclear
	Iatan No. 1	Missouri	1980	493	(a)	Coal
	La Cygne No. 2	Kansas	1977	343	(a)	Coal
	La Cygne No. 1	Kansas	1973	368	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose No. 3	Missouri	1964	176		Coal
	Montrose No. 2	Missouri	1960	164		Coal
	Montrose No. 1	Missouri	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	310		Natural Gas
	Osawatomie	Kansas	2003	75		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	232		Natural Gas
	Hawthorn No. 8	Missouri	2000	77		Natural Gas
	Hawthorn No. 7	Missouri	2000	77		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	110		Oil
	Northeast Nos. 13 and 14	Missouri	1976	105		Oil
	Northeast Nos. 15 and 16	Missouri	1975	94		Oil
	Northeast Nos. 11 and 12	Missouri	1972	99		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	4		Wind
	Spearville Wind Energy Facility (d)	Kansas	2006	8		Wind
Total KCP&L				4,500
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	127	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	174	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	463		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	119		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	317		Natural Gas
	Crossroads Energy Center	Mississippi	2002	297		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	253		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	65		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	33		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	19		Oil
Total GMO				2,139
Total Great Plains Energy				6,639
(a)	Share of a jointly owned unit.
(b)						The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(c)	The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 4 MW pursuant to SPP reliability standards.
(d)	The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 8 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek.  GMO owns 18% of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers.  Electric utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 6,600 circuit miles of underground distribution lines in Missouri and Kansas.  Electric utility has all material franchise rights necessary to sell electricity within its retail service territory.  Electric utility’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs.  Management believes the current systems are adequate to serve customers.

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

Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of
December 1, 1986.  Mortgage bonds totaling $642.5 million were outstanding at December 31, 2011.

Substantially all of the fixed property and franchises of GMO’s St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946.  Mortgage bonds totaling $11.2 million were outstanding at December 31, 2011.

ITEM 3.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 14 and 15 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy’s common stock is listed on the New York Stock Exchange under the symbol “GXP”.  At February 21, 2012, Great Plains Energy’s common stock was held by 20,770 shareholders of record.  Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2011		2010		Dividends Declared
Quarter	High	Low	High	Low	2012		2011	2010
First	$20.08	$18.94	$19.60	$17.43	$0.2125	(b)	$0.2075	$0.2075
Second	21.17	19.70	19.63	16.85			0.2075	0.2075
Third	21.24	16.53	19.06	16.95			0.2075	0.2075
Fourth	21.97	18.68	19.63	18.58			0.2125	0.2075
(a) Based on closing stock prices.
(b) Declared February 7, 2012, and payable March 20, 2012, to shareholders of record as of February 28, 2012.

Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.

Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2011.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	-	$-	-	N/A
November 1 - 30	210 (1)	19.97	-	N/A
December 1 - 31	-	-	-	N/A
Total	210	$19.97	-	N/A
(1) Represents restricted common shares surrendered to the Company following the resignation of a certain officer.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2011	2010	2009	2008	2007
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,318	$2,256	$1,965	$1,670	$1,293
Income from continuing operations (b)	$174	$212	$152	$120	$121
Net income attributable to Great Plains Energy	$174	$212	$150	$155	$159
Basic earnings per common
share from continuing operations	$1.27	$1.55	$1.16	$1.16	$1.41
Basic earnings per common share	$1.27	$1.55	$1.15	$1.51	$1.86
Diluted earnings per common
share from continuing operations	$1.25	$1.53	$1.15	$1.16	$1.40
Diluted earnings per common share	$1.25	$1.53	$1.14	$1.51	$1.85
Total assets at year end	$9,118	$8,818	$8,483	$7,869	$4,832
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,544	$3,428	$3,214	$2,627	$1,103
Cash dividends per common share	$0.835	$0.83	$0.83	$1.66	$1.66
SEC ratio of earnings to fixed charges	2.03	2.28	1.81	2.26	2.53

KCP&L
Operating revenues	$1,558	$1,517	$1,318	$1,343	$1,293
Net income	$136	$163	$129	$125	$157
Total assets at year end	$6,292	$6,026	$5,702	$5,229	$4,292
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,915	$1,780	$1,780	$1,377	$1,003
SEC ratio of earnings to fixed charges	2.52	2.86	2.44	2.87	3.53

(a) Great Plains Energy's results include GMO only from the July 14, 2008, acquisition date.
(b) This amount is before income (loss) from discontinued operations, net of income taxes, of $(1.5) million, $35.0 million and $38.3 million in 2009 through 2007, respectively.

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

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 823,000 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

2011 Earnings Overview
Great Plains Energy’s 2011 earnings available for common shareholders decreased to $172.8 million or $1.25 per share from $210.1 million or $1.53 per share in 2010.  Several of KCP&L’s coal-fired power plants were impacted by flooding along the Missouri River in 2011, which decreased gross margin by an estimated $16 million due to coal conservation activities and increased other operating expenses $3.3 million.  Gross margin also decreased due to unfavorable weather and demand, an estimated $11 million from the impact of an extended refueling outage at Wolf Creek, and $7.5 million from increased coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism.  Also in 2011, Great Plains Energy recognized $12.7 million of expense related to a voluntary separation program and a $13.1 million increase in electric utility’s general taxes driven by higher property taxes.

Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO.  In 2010, electric utility recognized a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share of construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.

Gross margin is a financial measure that is not calculated in accordance with Generally Accepted Accounting Principles (GAAP).  See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy’s Results of Operations for further information.

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses.  In January 2012, KCC issued its order allowing approximately $0.2 million of additional rate case expenses to be included in rates and amortized over three years.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the MPSC to request an increase of its retail rates of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.

On April 12, 2011, the MPSC issued an order and on April 14, 2011, the MPSC Staff filed a report which quantified an authorized revenue increase of approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion effective May 4, 2011.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates unless the MPSC authorizes future recovery.

As a result of disallowances in the April 2011 MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project during 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At December 31, 2011, KCP&L and GMO had $127.9 million and $3.3 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase of its retail rates of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  If approved, the costs would be recovered through a rider mechanism and GMO would reduce its request to increase retail rates that it filed with the MPSC on February 27, 2012.  A decision on the MEEIA request is expected in the second quarter of 2012.

On May 4, 2011, the MPSC issued an order and on May 10, 2011, the MPSC Staff filed a report which quantified authorized revenue increases on an annual basis of $30.1 million for GMO’s Missouri Public Service division and $29.3 million for GMO’s L&P division.  The MPSC order authorized a return on equity of 10.0%, an equity ratio of approximately 46.6% and a Missouri jurisdictional rate base of $1.76 billion.  In response to applications for clarification and rehearing of the MPSC order, the MPSC on May 27, 2011, issued an order of clarification and modification.  The modified MPSC order revised the authorized annual revenue increases to approximately $35.7 million for GMO’s Missouri Public Service division and approximately $29.8 million for GMO’s L&P division, resulting primarily from a clarification of the amount of fuel costs shifted from GMO’s fuel adjustment clause to base rates.  However, because the MPSC authorized an annual revenue increase that was greater than the amount originally requested by GMO for its L&P division and communicated to GMO’s L&P customers, the modified MPSC order deferred approximately $7.7 million of the L&P division increase, which is the amount over GMO’s requested $22.1 million increase for that division, and will phase in the deferred revenue amount in equal parts over a two-year period, plus carrying costs.  In addition, GMO shall be allowed to recover the revenue which would have been allowed in the absence of a phase-in.

As a result of disallowances in the May 2011 MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project during 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

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

GMO Fuel Adjustment Clause (FAC) Prudence Review
GMO’s electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The MPSC requires prudence reviews of the FAC no less frequently than at 18-month intervals.  On November 28, 2011, the MPSC staff filed its prudence review report for the 18-month prudence review period covering June 1, 2009 through November 30, 2010.  The MPSC staff recommended to the MPSC to order GMO to refund approximately $19 million, plus interest, to customers through an adjustment to its FAC because the MPSC staff asserts that GMO was imprudent in its use of natural gas hedges to mitigate risk associated with its future purchases in the spot power market.  GMO is disputing the MPSC staff’s claim of imprudence and filed its testimony on February 22, 2012.  A hearing is scheduled for May 16 – 17, 2012, with an order expected in June 2012.

Transmission Investment Opportunities
In September 2010, GMO accepted a Notification to Construct from SPP for the Missouri portion of a 175-mile, 345kV transmission line in GMO’s service territory from Sibley, Missouri to Nebraska City, Nebraska with an estimated cost of about $380 million for GMO’s portion of the line and an expected 2017 in-service date.  This line is one of a number of priority projects that the SPP has developed as part of its transmission expansion plans for the region.  In June 2010, FERC approved the SPP’s proposed cost allocation method for these projects.  KCP&L has also accepted a Notification to Construct from SPP for a 30-mile, 345kV transmission line, with estimated construction costs of $54 million and an expected 2015 in-service date, from KCP&L’s Iatan generating station to KCP&L’s Nashua substation.  GMO and KCP&L have the obligation to build their separate lines, which may be done solely or with other entities, unless the obligation is transferred to another qualified transmission owner.  GMO and KCP&L are evaluating alternative courses of action.  SPP retains the authority to revise or withdraw existing Notifications to Construct for transmission projects based upon emerging transmission plans and the associated needs for specific projects.

Wolf Creek Outage
On January 13, 2012, a breaker in a substation located at Wolf Creek failed.  This failure was immediately followed by a loss of station power to Wolf Creek resulting in an unscheduled shutdown of Wolf Creek.  Wolf Creek is expected to resume normal operations in March 2012 following the completion of repairs.  This schedule assumes no discovery during the course of repairs of additional required work, and that all requirements of the NRC for resumption of normal operations are satisfied.  Additional maintenance expenses and capital expenditures are expected as a result of this unscheduled outage.

ENVIRONMENTAL MATTERS

Electric utility’s current generation capacity is over 50% coal-fired and subject to extensive environmental regulation.  Approximately 60% of electric utility’s coal-fired generation facilities have emission control equipment installed.  Current plans call for 85% of the coal-fired facilities to have emission control equipment installed by approximately 2016.  It is less likely that the remaining coal-fired units will have emission control equipment installed and they have a combined remaining net book value of approximately 1.5% of the Company’s $7.1 billion utility plant balance.  In the event that the Company decides it is not cost effective to proceed with these less likely projects and determines that early retirement is the most prudent course of action for these generating facilities, the Company expects that the costs would continue to be capitalized and recovered in rates.  However, there is no assurance that these investments would be recovered in rates and any amount not recovered would be recorded as a loss when such loss becomes probable.  See Note 14 to the consolidated financial statements for additional information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 17 to the consolidated financial statements for information regarding related party transactions.

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

The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan.  The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation.  These assumptions, updated annually at the measurement date, are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events.  See Note 8 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions.  Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2011
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(64.4)	$(5.1)
Rate of return on plan assets	0.5%	increase	-	(2.8)
Discount rate	0.5%	decrease	69.1	5.2
Rate of return on plan assets	0.5%	decrease	-	2.8

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC.  The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.  The impact on 2011 pension expense in the table above reflects the impact on GAAP pension costs.  Under the Companies’ rate agreements, any increase or decrease would be deferred in a regulatory asset or liability for future ratemaking treatment.  KCP&L recorded 2011 pension expense of $42.6 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the MPSC and KCC rate orders.  GMO records pension expense in accordance with rate orders from the MPSC.  The difference between this expense and GAAP expense is recorded as a regulatory asset or liability.  See Note 8 to the consolidated financial statements for additional discussion of the accounting for pensions.

The Company's projected 2012 weighted average long-term rate of return on plan assets is 7.3%, unchanged from 2011.  Market conditions and interest rates significantly affect the future assets and liabilities of the plan.  It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

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

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in electric utility’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  Electric utility’s continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules.  In the event that the criteria no longer applied to all or a portion of electric utility’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided.  Additionally, these factors could result in an impairment on utility plant assets.  See Note 5 to the consolidated financial statements for additional information.

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

The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2011.  Fair value of the reporting unit exceeded the carrying amount by over $800 million, including goodwill; therefore, there was no impairment of goodwill.

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

Additionally, the Company establishes reserves for uncertain tax positions based upon management’s judgment regarding potential future challenges to those positions.  The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits.  If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company’s consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement.  These estimates are updated at each reporting date based on the facts, circumstances and information available.  Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months.  See Note 20 to the consolidated financial statements for additional information.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	2011	2010	2009
	(millions)
Operating revenues	$2,318.0	$2,255.5	$1,965.0
Fuel	(483.8)	(430.7)	(405.5)
Purchased power	(203.4)	(213.8)	(183.7)
Transmission of electricity by others	(30.2)	(27.4)	(26.9)
Gross margin (a)	1,600.6	1,583.6	1,348.9
Other operating expenses	(835.0)	(779.7)	(726.6)
Voluntary separation program	(12.7)	-	-
Depreciation and amortization	(273.1)	(331.6)	(302.2)
Operating income	479.8	472.3	320.1
Non-operating income and expenses	(2.3)	24.4	42.6
Interest charges	(218.4)	(184.8)	(180.9)
Income tax expense	(84.8)	(99.0)	(29.5)
Loss from equity investments	(0.1)	(1.0)	(0.4)
Income from continuing operations	174.2	211.9	151.9
Loss from discontinued operations	-	-	(1.5)
Net income	174.2	211.9	150.4
Less: Net (income) loss attributable to noncontrolling interest	0.2	(0.2)	(0.3)
Net income attributable to Great Plains Energy	174.4	211.7	150.1
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$172.8	$210.1	$148.5
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

2011 compared to 2010
Great Plains Energy’s 2011 earnings available for common shareholders decreased to $172.8 million, or $1.25 per share, from $210.1 million, or $1.53 per share in 2010.

Electric utility’s net income decreased $35.4 million in 2011 compared to 2010.  Flooding along the Missouri River in 2011 decreased gross margin by an estimated $16 million due to coal conservation activities and increased other operating expenses $3.3 million.  Gross margin also decreased due to unfavorable weather and demand, an estimated $11 million expense from the impact of an extended refueling outage at Wolf Creek and $7.5 million from increased coal transportation costs not recovered in KCP&L’s Missouri retail rates.  Also in 2011, electric utility recognized $12.7 million of expense related to a voluntary separation program and general taxes increased $13.1 million driven by higher property taxes.  Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO.  In 2010, electric utility recognized a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share of construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.

Great Plains Energy’s corporate and other activities loss from continuing operations increased $1.9 million in 2011 compared to 2010.

2010 compared to 2009
Great Plains Energy’s 2010 earnings available for common shareholders increased to $210.1 million, or $1.53 per share, from $148.5 million, or $1.14 per share in 2009.

Electric utility’s net income increased $77.5 million in 2010 compared to 2009 primarily driven by an increase in gross margin due to new retail rates and favorable weather.  Partially offsetting the increase in gross margin were higher operating and maintenance expenses driven by planned plant outages, increased depreciation and amortization expense due to additional regulatory amortization pursuant to KCP&L’s 2009 rate cases and depreciation from placing in service the Iatan No. 1 environmental equipment during 2009 and Iatan No. 2 during 2010 (Kansas jurisdiction only), increased general taxes and a decrease in the equity component of AFUDC.  Electric utility also recorded a $16.8 million pre-tax loss in 2010 representing KCP&L’s and GMO’s combined share of the impact of disallowed construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	2011	2010	2009
	(millions)
Operating revenues	$2,318.0	$2,255.5	$1,965.0
Fuel	(483.8)	(430.7)	(405.5)
Purchased power	(203.4)	(213.8)	(183.7)
Transmission of electricity by others	(30.2)	(27.4)	(26.9)
Gross margin (a)	1,600.6	1,583.6	1,348.9
Other operating expenses	(828.7)	(773.4)	(712.0)
Voluntary separation program	(12.7)	-	-
Depreciation and amortization	(273.1)	(331.6)	(302.2)
Operating income	486.1	478.6	334.7
Non-operating income and expenses	-	23.1	37.7
Interest charges	(176.9)	(143.1)	(151.0)
Income tax expense	(109.3)	(123.3)	(63.6)
Net income	$199.9	$235.3	$157.8
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

		%		%
Gross Margin (a)	2011	Change	2010	Change	2009
Retail revenues	(millions)
Residential	$955.8	4	$915.8	19	$772.6
Commercial	878.8	5	838.0	11	752.5
Industrial	196.7	2	193.5	13	171.9
Other retail revenues	19.5	11	17.5	2	17.2
Kansas property tax surcharge	3.7	NA	-	NA	-
Provision for rate refund	(2.9)	(23)	(3.7)	NA	-
Fuel recovery mechanism under recovery	50.6	18	42.9	31	32.8
Total retail	2,102.2	5	2,004.0	15	1,747.0
Wholesale revenues	172.4	(16)	205.9	18	174.6
Other revenues	43.4	(5)	45.6	5	43.4
Operating revenues	2,318.0	3	2,255.5	15	1,965.0
Fuel	(483.8)	12	(430.7)	6	(405.5)
Purchased power	(203.4)	(5)	(213.8)	16	(183.7)
Transmission of electricity by others	(30.2)	10	(27.4)	2	(26.9)
Gross margin	$1,600.6	1	$1,583.6	17	$1,348.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains
Energy's Results of Operations.

		%		%
MWh Sales	2011	Change	2010	Change	2009
Retail MWh sales	(thousands)
Residential	9,285	(2)	9,459	9	8,647
Commercial	10,782	(2)	10,950	3	10,637
Industrial	3,218	(2)	3,286	5	3,143
Other retail MWh sales	119	8	111	(9)	122
Total retail	23,404	(2)	23,806	6	22,549
Wholesale MWh sales	5,491	(16)	6,534	16	5,626
Total MWh sales	28,895	(5)	30,340	8	28,175

Electric utility’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit, purchased power and transmission availability, fuel costs, and requirements of other electric systems.  Electric utility’s revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L’s Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff.  The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO’s electric retail rates contain a Fuel Adjustment Clause (FAC) tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period.  The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO’s electric retail customers.

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

Electric utility’s gross margin increased $17.0 million in 2011 compared to 2010 primarily due to new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively, and June 25, 2011, for GMO.  This increase was partially offset by:

•	unfavorable weather, with a 6% decrease in cooling degree days;

•	a decrease in weather-normalized retail demand;

•	a $7.5 million increase in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new retail rates effective May 4, 2011;

•	an estimated $16 million impact of coal conservation activities due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales; and

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

Electric utility’s gross margin increased $234.7 million in 2010 compared to 2009 primarily due to new retail rates effective August 1, 2009 and September 1, 2009, for Kansas and Missouri, respectively, and favorable weather.

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

		%		%
	2011	Change	2010	Change	2009

CDD	1,598	(6)	1,705	56	1,090

HDD	5,220	1	5,160	2	5,069

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $55.3 million in 2011 compared to 2010 primarily due to the following:

•
a $23.4 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively, for KCP&L and Missouri rates effective June 25, 2011, for GMO;

•	a $13.1 million increase in general taxes driven by increased property taxes;

•	a $13.1 million increase in pension expense corresponding to the resetting of pension trackers with the effective dates of new retail rates at KCP&L and GMO;

•	a $6.8 million increase in amortization of regulatory assets pursuant to rate orders;

•	$3.3 million of expenses related to the impact of flooding; and

•
as a result of disallowances in the 2011 MPSC rate orders, KCP&L and GMO recognized combined losses of $2.3 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project in 2011.  KCP&L and GMO also recognized a $3.9 million loss for other disallowed costs in the MPSC rate orders.  In 2010, KCP&L and GMO recognized combined losses of $16.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project.

Electric utility’s other operating expenses increased $61.4 million in 2010 compared to 2009 primarily due to the following:

•
a $17.8 million increase in plant operating and maintenance expenses primarily driven by planned plant outages, including the impact of outages in 2009 that included capitalizable improvements and therefore did not impact operating and maintenance expenses;

•	a $14.8 million increase in general taxes driven by increased gross receipts taxes on increased retail revenues and increased property taxes; and

•	a $5.4 million increase from the accounting effects of the 2010 KCC rate order.

These increases were partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the 2010 KCC rate order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it was probable that the MPSC would disallow these costs as well in KCP&L’s and GMO’s pending rate cases.  Therefore, KCP&L’s Missouri jurisdictional portion and GMO’s portion of these costs were recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $16.8 million pre-tax loss representing KCP&L’s and GMO’s combined share for construction costs incurred through December 31, 2010.

Electric Utility Voluntary Separation Program
In March 2011, Great Plains Energy announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company’s retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee of the Company could voluntarily elect to separate from the Company and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  There were 140 employees that made such elections and the majority separated from the Company on April 30, 2011.  Electric utility recorded expense of $12.7 million related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $58.5 million in 2011 compared to 2010 primarily due to a $32.7 million decrease attributable to lower depreciation rates for KCP&L and a $58.2 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  These decreases were partially offset by $13.0 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

Electric utility’s depreciation and amortization costs increased $29.4 million in 2010 compared to 2009 primarily due to $14.4 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases.  The remaining increase was due to placing in service the Iatan No. 1 environmental equipment during 2009 and commencement of depreciation on Iatan No. 2 during 2010 (Kansas jurisdiction only), as well as increased depreciation expense for other capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses decreased $23.1 million in 2011 compared to 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

Electric utility’s non-operating income and expenses decreased $14.6 million in 2010 compared to 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.

Electric Utility Interest Charges
Electric utility’s interest charges increased $33.8 million in 2011 compared to 2010 primarily due to a $22.7 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010, $21.9 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011 and $5.9 million of interest on 5.30% Senior Notes issued in September 2011.  These items were partially offset by repayment of 7.95% Senior Notes, 7.75% Senior Notes and 6.50% Senior Notes in February 2011, June 2011 and November 2011, respectively.

Electric utility’s interest charges decreased $7.9 million in 2010 compared to 2009 primarily due to the deferral to a regulatory asset of construction accounting carrying costs for Iatan No. 1, Iatan No. 2 and common facilities and the maturity of $68.5 million of 7.625% Senior Notes in December 2009.  These decreases were partially offset by a decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service, interest for a full year on $400.0 million of 7.15% Mortgage Bonds Series 2009A issued in March 2009 and interest on an intercompany note from Great Plains Energy to GMO issued in August 2010.

Electric Utility Income Tax Expense
Electric utility’s income tax expense decreased $14.0 million in 2011 primarily due to decreased pre-tax income.

Electric utility’s income tax expense increased $59.7 million in 2010 compared to 2009 due to increased pre-tax income and a $2.8 million increase in income tax expense for the cumulative change in tax treatment of the Medicare Part D subsidy under the Federal health care reform legislation signed into law in 2010.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2011 compared to December 31, 2010)

•
Great Plains Energy’s deferred refueling outage costs increased $17.9 million due to the deferral of costs for the Wolf Creek refueling outage that began on March 19, 2011, and included several increases in work scope that extended the outage.  These deferred costs will be amortized over the months prior to the next refueling outage currently scheduled for the fall of 2012.

•	Great Plains Energy’s deferred income taxes – current assets decreased $6.8 million primarily due to increased temporary differences resulting from increased deferred refueling outage costs.

•
Great Plains Energy’s current maturities of long-term debt increased $315.7 million due to reclassification of $287.5 million of Great Plains Energy’s 10.00% Equity Units subordinated notes and $500.0 million of GMO’s 11.875% Senior Notes from long-term debt, partially offset by the repayment of $137.3 million and $197.0 million of GMO’s 7.95% and 7.75% Senior Notes, respectively, and repayment of KCP&L’s $150.0 million of 6.50% Senior Notes at maturity.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $20.8 million due to the settlement of Forward Starting Swaps (FSS) upon the issuance of Great Plains Energy’s $350.0 million of 4.85% Senior Notes.

•
Great Plains Energy’s deferred income taxes – deferred credits and other liabilities increased $110.3 million primarily due to a $233.3 million increase in temporary differences mostly as a result of bonus depreciation partially offset by net operating losses created.

•
Great Plains Energy’s other deferred credits and other liabilities decreased $28.3 million primarily due to a decrease in unrecognized tax benefits related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.

•
Great Plains Energy’s long-term debt decreased $200.4 million primarily due to reclassification of $287.5 million of Great Plains Energy’s 10.00% Equity Units Subordinated Notes and $500.0 million of GMO’s 11.875% Senior Notes to current maturities and the purchase in lieu of redemption of $112.8 million of KCP&L’s EIRR bonds, offset by Great Plains Energy’s issuance of $350.0 million of 4.85% Senior Notes in May 2011 and KCP&L’s issuance of $400.0 million of 5.30% Senior Notes in September 2011.

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

Great Plains Energy's liquid resources at December 31, 2011, consisted of $6.2 million of cash and cash equivalents on hand and $929.7 million of unused bank lines of credit.  The unused lines consisted of $166.4 million from Great Plains Energy's revolving credit facility, $366.5 million from KCP&L's credit facilities and $396.8 million from GMO’s revolving credit facility.  See Note 10 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

At December 31, 2011, Great Plains Energy’s current maturities of long-term debt were $801.4 million.  In January 2012, KCP&L repaid $12.4 million of 4.00% EIRR bonds at maturity.  Great Plains Energy’s $287.5 million of Equity Units subordinated notes mature in 2042 but must be remarketed by June 12, 2012.  GMO’s $500.0 million of 11.875% Senior Notes mature in July 2012 and Great Plains Energy is evaluating alternatives to refinance this long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The decrease in cash flows from operating activities for Great Plains Energy in 2011 compared to 2010 is primarily due to a reduction in net income, the payment of $26.1 million for the settlement of FSS upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011, an increase in pension and postretirement benefit funding and an increase in deferred refueling outage costs, partially offset by the adoption of new accounting rules in 2010.  On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s balance sheet at December 31, 2010.  See Note 3 for additional information.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.

The increase in cash flows from operating activities for Great Plains Energy in 2010 compared to 2009 is primarily due to an increase in net income, an increase in deferred income taxes from utilizing bonus depreciation, which defers the cash payment for taxes on current year income, and a decrease in cash flows for accounts payable due to the completion of significant construction projects.  Cash flows from operating activities were reduced by $95.0 million and cash flow from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010 from the adoption of new accounting rules for transfers of financial assets as discussed above.  Additionally, cash flows from operating activities in 2009 reflect the payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A.

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

Great Plains Energy’s utility capital expenditures decreased $161.4 million in 2011 compared to 2010 due to a decrease in cash utility capital expenditures primarily related to Iatan No. 2.

Great Plains Energy’s utility capital expenditures decreased $223.1 million in 2010 compared to 2009 due to a decrease in cash utility capital expenditures primarily related to the Iatan No. 1 environmental project, Iatan No. 2 and Spearville 2 Wind Energy Facility.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2011 reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds.  Also reflected is KCP&L’s issuance, at a discount, of $400.0 million of 5.30% Senior Notes that mature in 2041.  KCP&L used the proceeds to repay short-term borrowings and its $150.0 million of 6.50% Senior Notes at maturity.

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

Great Plains Energy’s cash flows from financing activities in 2009 reflect gross proceeds of $161.0 million from the issuance of 11.5 million shares of common stock at $14.00 per share and gross proceeds of $287.5 million from the issuance of 5.8 million Equity Units.  See Note 11 to the consolidated financial statements for more information on the Equity Units.  Also reflected in the cash flows from financing activities in 2009 is KCP&L’s issuance, at a discount, of $400.0 million of Mortgage Bonds Series 2009A that mature in 2019.  Additionally, Great Plains Energy sold 3.8 million shares of common stock for $50.0 million in gross proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC (BNYMCM).  Great Plains Energy paid $22.8 million in 2009 for fees related to all issuances of debt and common stock.  The proceeds from these issuances were used primarily to repay short-term borrowings.

Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy’s, KCP&L’s and GMO’s securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets.  The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position, and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

At December 31, 2011, the major credit rating agencies rated Great Plains Energy’s and KCP&L’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba2	BB+
Senior Unsecured Debt	Baa3	BBB-

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A3	BBB+
Senior Unsecured Debt	Baa2	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Senior Unsecured Debt (a)	Baa3	BBB
Commercial Paper (a)	P-3	A-2
(a) reflects Great Plains Energy guarantee

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In March 2010, the MPSC authorized KCP&L to issue up to $450.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2011.  KCP&L utilized $400.0 million of this amount with the issuance in September 2011 of 5.30% unsecured Senior Notes maturing in 2041.  In December 2011, KCP&L filed a request with the MPSC for authorization to issue up to $300.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  This authorization would replace the authorization which expired on December 31, 2011.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012, conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At December 31, 2011, there was $773.0 million available under this authorization.

In March 2010, and modified in April 2010, FERC authorized GMO to have outstanding at any time up to a total of $500.0 million in short-term debt instruments through March 2012, conditioned on GMO’s borrowing costs not exceeding 4.3% over LIBOR, the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2011, there was $460.0 million available under this authorization.  In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO’s borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  This authorization will become effective and replace the current authorization when it expires in March 2012.

In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At December 31, 2011, there was $850.0 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2011, KCP&L had an outstanding payable under the money pool of $8.5 million to Great Plains Energy.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that was filed and became effective in May 2009 and expects to file a new shelf registration statement prior to the May 2012 expiration of its current one.

In May 2011, Great Plains Energy issued $350.0 million of 4.85% unsecured Senior Notes, maturing in 2021.  Great Plains Energy settled six FSS simultaneously with the issuance of the debt and paid $26.1 million in cash for the settlement.

In August 2010, Great Plains Energy issued $250.0 million of 2.75% Senior Notes, maturing in 2013.  Great Plains Energy settled two FSS simultaneously with the issuance of the three-year long-term debt and paid $6.9 million in cash for the settlement.

In May 2009, Great Plains Energy issued 11.5 million shares of common stock at $14.00 per share with $161.0 million in gross proceeds and 5.8 million Equity Units with gross proceeds of $287.5 million.  See Note 11 to the consolidated financial statements for additional information on the Equity Units.

KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that was filed and became effective in May 2009 and expects to file a new shelf registration statement prior to the May 2012 expiration of its current one.

In September 2011, KCP&L issued $400.0 million of 5.30% unsecured Senior Notes, maturing in 2041.

In March 2009, KCP&L issued $400.0 million of 7.15% Mortgage Bonds Series 2009A, maturing in 2019.  KCP&L settled FSS simultaneously with the issuance of its $400.0 million 10-year long-term debt and paid $79.1 million in cash for the settlement.

Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.

Projected Utility Capital Expenditures
Great Plains Energy’s cash utility capital expenditures, excluding AFUDC to finance construction, were $456.6 million, $618.0 million and $841.1 million in 2011, 2010 and 2009, respectively.  Utility capital expenditures projected for the next three years, excluding AFUDC, are detailed in the following table.  This utility capital expenditure plan is subject to continual review and change.

	2012	2013	2014
	(millions)
Generating facilities	$202.4	$245.6	$229.6
Distribution and transmission facilities (a)	186.4	212.0	185.8
SPP balanced portfolio and priority transmission projects	4.2	42.2	70.9
General facilities	42.1	53.8	34.6
Nuclear fuel	20.8	40.1	25.3
Environmental	178.1	189.3	127.3
Total utility capital expenditures	$634.0	$783.0	$673.5
(a) Excludes SPP balanced portfolio and priority transmission projects

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

In 2011 and 2010, the Company contributed $128.8 million and $64.5 million to the pension plans, respectively, and in 2012 the Company expects to contribute $94.5 million to the plans to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority paid by KCP&L.  Additional contributions to the plans are expected beyond 2012 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $16.7 million under the provisions of these plans in 2012, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy’s cash obligations and commercial commitments.

Payment due by period	2012	2013	2014	2015	2016	After 2016	Total
Long-term debt	(millions)
Principal	$801.4	$263.1	$1.5	$15.5	$1.6	$2,449.2	$3,532.3
Interest	242.1	182.3	160.4	145.6	145.2	1,215.5	2,091.1
Lease commitments
Operating lease	19.7	16.3	14.8	13.6	9.8	119.2	193.4
Capital lease	0.4	0.4	0.4	0.4	0.4	4.7	6.7
Pension and other post-retirement plans (a)	111.2	111.2	111.2	111.2	111.2	N/A	556.0
Purchase commitments
Fuel	397.4	360.5	202.0	103.9	83.2	94.1	1,241.1
Power	8.5	29.2	34.8	34.8	34.8	686.3	828.4
Capacity	13.4	12.4	4.5	4.2	2.4	-	36.9
La Cygne environmental project	376.6	300.2	125.4	5.5	-	-	807.7
Non-regulated natural gas
transportation	2.8	3.6	3.6	3.6	3.6	0.9	18.1
Other	54.4	101.7	21.0	25.4	3.7	49.8	256.0
Total contractual commitments (a)	$2,027.9	$1,380.9	$679.6	$463.7	$395.9	$4,619.7	$9,567.7
(a)	The Company expects to make contributions to the pension and other post-retirement plans beyond 2012 but the amounts are not yet determined. Amounts for years after 2012 are estimates based on information available in determining the amount for 2012. Actual amounts for years after 2012 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities.  Long-term debt principal excludes $4.9 million of discounts on senior notes.  Variable rate interest obligations are based on rates as of December 31, 2011.  Equity Units subordinated notes totaling $287.5 million mature in 2042 but must be remarketed by June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June 15, 2014 and earlier than June 15, 2042.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in payment of the associated common stock purchase contracts and Great Plains Energy will issue to the holders newly issued shares of the Company’s common stock.  Interest on the Equity Units subordinated notes is included up to June 15, 2014.  See Note 11 to the consolidated financial statements for additional information.

Great Plains Energy has expected sublease income of $1.2 million for the years 2012-2013.  Lease commitments end in 2048 and include capital and operating lease obligations.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.2 million per year from 2012 to 2015 and then $0.4 million per year from 2016 to 2025, for a total of $13.0 million.

The Company expects to contribute $111.2 million to the pension and other post-retirement plans in 2012, of which the majority is expected to be paid by KCP&L.  Additional contributions to the plans are expected beyond 2012 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.  Amounts for years after 2012 are estimates based on information available in determining the amount for 2012.  Actual amounts for years after 2012 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs.  Power commitments consist of commitments for renewable energy under power purchase agreements.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $3.8 million for 2012 and $1.6 million for 2013.  La Cygne environmental project represents contractual commitments related to environmental upgrades at KCP&L’s La Cygne station.  KCP&L owns 50% of the La Cygne station and expects to be reimbursed by the other owner for its 50% share of the costs.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

At December 31, 2011, the total liability for unrecognized tax benefits for Great Plains Energy was $24.0 million, which is not included in the table above.  Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.  See Note 20 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2011, which do not have a definitive cash payout date and are not included in the table above.

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

At December 31, 2011, Great Plains Energy has provided $666.0 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2012,

•	Great Plains Energy letters of credit to GMO counterparties totaling $11.6 million , which expire in 2012, and

•	Great Plains Energy guarantees of GMO long-term debt totaling $613.7 million, which includes debt with maturity dates ranging from 2012-2023.

Great Plains Energy has also guaranteed GMO’s $450 million revolving line of credit with a group of banks as amended December 2011 and expiring in December 2016.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under this credit facility.

None of the guaranteed obligations are subject to default or prepayment as a result of a downgrade of GMO’s credit ratings, although such a downgrade has in the past, and could in the future, increase interest charges under GMO’s 11.875% Senior Notes due 2012 and revolving line of credit.

At December 31, 2011, KCP&L had issued letters of credit totaling $21.5 million as credit support to certain counterparties.

KCP&L has bond insurance policies for its secured 1992 Series EIRR bonds totaling $31.0 million, Series 1993A bonds totaling $40.0 million, EIRR Bond Series 2005 totaling $85.9 million and EIRR Bonds Series 2007B totaling $73.2 million.  The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.  As the insurers’ credit ratings are below KCP&L’s credit ratings, the bonds are rated at KCP&L’s credit ratings.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	2011	2010	2009
	(millions)
Operating revenues	$1,558.3	$1,517.1	$1,318.2
Fuel	(333.5)	(278.8)	(251.3)
Purchased power	(70.8)	(78.9)	(70.8)
Transmission of electricity by others	(18.8)	(15.0)	(12.3)
Gross margin (a)	1,135.2	1,144.4	983.8
Other operating expenses	(611.7)	(576.6)	(522.0)
Voluntary separation program	(9.2)	-	-
Depreciation and amortization	(193.1)	(256.4)	(229.6)
Operating income	321.2	311.4	232.2
Non-operating income and expenses	(1.0)	19.1	28.5
Interest charges	(115.6)	(85.7)	(84.9)
Income tax expense	(69.1)	(81.6)	(46.9)
Net income	$135.5	$163.2	$128.9
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

		%		%
Gross Margin (a)	2011	Change	2010	Change	2009
Retail revenues	(millions)
Residential	$593.0	5	$564.5	20	$472.2
Commercial	637.8	6	604.3	11	542.7
Industrial	121.9	(1)	122.8	13	108.8
Other retail revenues	12.5	5	11.7	9	10.9
Kansas property tax surcharge	3.7	NA	-	NA	-
Provision for rate refund	-	NM	(3.7)	NA	-
Kansas ECA (over) under recovery	11.7	35	8.7	NM	(0.7)
Total retail	1,380.6	6	1,308.3	15	1,133.9
Wholesale revenues	159.4	(16)	188.9	14	166.2
Other revenues	18.3	(8)	19.9	10	18.1
Operating revenues	1,558.3	3	1,517.1	15	1,318.2
Fuel	(333.5)	20	(278.8)	11	(251.3)
Purchased power	(70.8)	(10)	(78.9)	11	(70.8)
Transmission of electricity by others	(18.8)	25	(15.0)	22	(12.3)
Gross margin	$1,135.2	(1)	$1,144.4	16	$983.8
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great
Plains Energy's Results of Operations.

		%		%
MWh Sales	2011	Change	2010	Change	2009
Retail MWh sales	(thousands)
Residential	5,624	(2)	5,719	10	5,203
Commercial	7,614	(1)	7,705	3	7,506
Industrial	1,884	(4)	1,956	4	1,884
Other retail MWh sales	88	1	87	-	88
Total retail	15,210	(2)	15,467	5	14,681
Wholesale MWh sales	5,165	(15)	6,051	12	5,381
Total MWh sales	20,375	(5)	21,518	7	20,062

KCP&L’s gross margin decreased $9.2 million in 2011 compared to 2010 primarily due to:

•	unfavorable weather, with a 6% decrease in cooling degree days;

•	a decrease in weather-normalized retail demand;

•	a $7.5 million increase in coal transportation costs not recovered in KCP&L’s Missouri retail rates where there is no fuel recovery mechanism, prior to new retail rates effective May 4, 2011;

•	an estimated $16 million impact of coal conservation activities due to flooding resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales; and

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

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $35.1 million in 2011 compared to 2010 primarily due to:

•
a $14.6 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively;

•	a $10.4 million increase in general taxes driven by increased property taxes;

•	a $6.4 million increase in amortization of regulatory assets pursuant to rate orders;

•	$3.0 million of expenses related to the impact of flooding; and

•
as a result of disallowances in the 2011 MPSC rate order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and to the Iatan No. 1 environmental project in 2011.  KCP&L also recognized a $2.4 million loss for other disallowed costs in the MPSC rate order. In 2010, KCP&L recognized losses of $13.0 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project.

KCP&L’s other operating expenses increased $54.6 million in 2010 compared to 2009 primarily due to:

•
a $13.6 million increase in plant operating and maintenance expenses primarily driven by planned plant outages, including the impact of outages in 2009 that included capitalizable improvements and therefore did not impact operating and maintenance expenses;

•	a $10.6 million increase in general taxes driven by increased gross receipts taxes on increased retail revenues and increased property taxes; and

•	a $5.4 million increase resulting from the accounting effects of the 2010 KCC rate order.

These increases were partially offset by $7.5 million expensed in September 2009 after KCP&L exercised its option to terminate an agreement for the construction of a wind project.

Accounting rules state that when it becomes probable that part of the cost of a recently completed plant will be disallowed for rate-making purposes and a reasonable estimate of the amount of the disallowance can be made, the estimated amount of the probable disallowance shall be deducted from the reported cost of the plant and recognized as a loss.  As a result of disallowances in the 2010 KCC rate order, KCP&L recognized Kansas jurisdictional losses of $4.4 million for construction costs related to Iatan No. 2 and $2.0 million for construction costs related to the Iatan No. 1 environmental project.  Management determined it was probable that the MPSC would disallow these costs as well in KCP&L’s pending rate case.  Therefore, KCP&L’s Missouri jurisdictional portion of these costs was recognized as a loss in addition to the KCP&L Kansas jurisdictional portion resulting in a $13.0 million loss for KCP&L’s construction costs incurred through December 31, 2010.

KCP&L Voluntary Separation Program
KCP&L recorded expense of $9.2 million during 2011 related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $63.3 million in 2011 compared to 2010 due to a $32.7 million decrease attributable to lower depreciation rates for KCP&L and a $58.2 million decrease in regulatory amortization for KCP&L in Kansas and Missouri.  These decreases were partially offset by $9.4 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.

KCP&L’s depreciation and amortization costs increased $26.8 million in 2010 compared to 2009 primarily due to $14.4 million of additional regulatory amortization pursuant to KCP&L’s 2009 rate cases.  The remaining increase was due to placing in service the Iatan No. 1 environmental equipment during 2009 and commencement of depreciation on Iatan No. 2 during 2010 (Kansas jurisdiction only), as well as increased depreciation expense for other capital additions.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses decreased $20.1 million in 2011 compared to 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.

KCP&L’s non-operating income and expenses decreased $9.4 million in 2010 compared to 2009 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects being placed in service.

KCP&L Interest Charges
KCP&L’s interest charges increased $29.9 million in 2011 compared to 2010 primarily due to a $19.5 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010, a $7.1 million increase to interest expense relating to deferral to a regulatory asset of construction accounting carrying costs for Iatan Nos. 1 and 2 and common facilities and $5.9 million of interest on 5.30% Senior Notes issued in September 2011.

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

KCP&L Income Tax Expense
KCP&L’s income tax expense decreased $12.5 million in 2011 compared to 2010 primarily due to decreased pre-tax income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, Great Plains Energy and KCP&L face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis.  See Item 1A Risk Factors and Item 7 MD&A for further discussion of risk factors.

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

Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination.  At December 31, 2011, less than 1% of Great Plains Energy’s long-term debt was variable rate debt.  KCP&L had no variable rate long-term debt at December 31, 2011.  Interest rates impact the fair value of long-term debt.  A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt.  Great Plains Energy’s and KCP&L’s book values of long-term debt were below fair value by 11% and 15%, respectively, at December 31, 2011.

Great Plains Energy had $22.0 million of notes payable outstanding at December 31, 2011.  The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy’s notes payable interest expense.  Assuming that $22.0 million of notes payable was outstanding for all of 2012, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2012.

Great Plains Energy and KCP&L had $267.0 million and $227.0 million, respectively, of commercial paper outstanding at December 31, 2011.  The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy’s and KCP&L’s commercial paper interest expense.  Assuming that $267.0 million and $227.0 million of commercial paper was outstanding for all of 2012 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2012.   Assuming that $267.0 million and $227.0 million of commercial paper was outstanding for all of 2012 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $2.7 million for Great Plains Energy and $2.3 million for KCP&L in 2012.

Commodity Risk
Great Plains Energy and KCP&L engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.  Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume.  Customers’ electricity usage could also vary from year to year based on the weather or other factors.  Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels.

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

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases.  A hypothetical 10% increase in the market price of power could result in a $0.4 million decrease in operating income for 2012 related to purchased power.  In 2012, approximately 77% of KCP&L’s net MWhs generated are expected to be coal-fired.  KCP&L currently has all of its coal requirements for 2012 under contract.  A hypothetical 10% increase in the market price of coal could result in less than a $2.6 million increase in fuel expense for 2012.  KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices.  A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $0.1 million in fuel expense for 2012.  At December 31, 2011, KCP&L had hedged approximately 66%, 56% and 13% of its 2012, 2013 and 2014, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  KCP&L’s Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers.  KCP&L’s Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel costs create a regulatory lag.

In the GMO regulated electric operations in 2011, approximately 62% of the power sold was generated and the remaining 38% was purchased through long-term contracts or in the open market.  GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates.

Several measures have been taken to mitigate commodity price risk exposure in GMO’s electric utility operations. One of these measures is contracting for a diverse supply of coal to meet approximately 97% and 86% of its 2012 and 2013, respectively, native load fuel requirements of coal-fired generation.  The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using New York Mercantile Exchange (NYMEX) futures contracts and options.  A hypothetical 10% increase in natural gas market prices could result in an increase of $2.5 million in fuel expense for 2012.  At December 31, 2011, GMO had financial contracts in place to hedge approximately 45%, 38% and 38% of expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2012, 2013 and 2014, respectively.  The mark-to-market value of these contracts at December 31, 2011, was a liability of $5.0 million.

Credit Risk – MPS Merchant
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at December 31, 2011, was $13.3 million.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant.  As of December 31, 2011, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets.  The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates.  A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $4.9 million reduction in the value of the decommissioning trust funds at December 31, 2011.  A hypothetical 10% decrease in equity prices would have resulted in an $8.4 million reduction in the fair value of the equity securities at December 31, 2011.  KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income

Year Ended December 31	2011	2010	2009
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,318.0	$2,255.5	$1,965.0
Operating Expenses
Fuel	483.8	430.7	405.5
Purchased power	203.4	213.8	183.7
Transmission of electricity by others	30.2	27.4	26.9
Utility operating and maintenance expenses	658.2	602.5	572.4
Voluntary separation program	12.7	-	-
Depreciation and amortization	273.1	331.6	302.2
General taxes	170.9	155.1	139.8
Other	5.9	22.1	14.4
Total	1,838.2	1,783.2	1,644.9
Operating income	479.8	472.3	320.1
Non-operating income	5.9	43.9	49.5
Non-operating expenses	(8.2)	(19.5)	(6.9)
Interest charges	(218.4)	(184.8)	(180.9)
Income from continuing operations before income tax expense and
loss from equity investments	259.1	311.9	181.8
Income tax expense	(84.8)	(99.0)	(29.5)
Loss from equity investments, net of income taxes	(0.1)	(1.0)	(0.4)
Income from continuing operations	174.2	211.9	151.9
Loss from discontinued operations, net of income taxes (Note 22)	-	-	(1.5)
Net income	174.2	211.9	150.4
Less: Net (income) loss attributable to noncontrolling interest	0.2	(0.2)	(0.3)
Net income attributable to Great Plains Energy	174.4	211.7	150.1
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$172.8	$210.1	$148.5

Average number of basic common shares outstanding	135.6	135.1	129.3
Average number of diluted common shares outstanding	138.7	136.9	129.8

Basic earnings (loss) per common share
Continuing operations	$1.27	$1.55	$1.16
Discontinued operations	-	-	(0.01)
Basic earnings per common share	$1.27	$1.55	$1.15

Diluted earnings (loss) per common share
Continuing operations	$1.25	$1.53	$1.15
Discontinued operations	-	-	(0.01)
Diluted earnings per common share	$1.25	$1.53	$1.14

Cash dividends per common share	$0.835	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.2	$10.8
Funds on deposit	1.4	5.2
Receivables, net	231.2	241.7
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	89.0	85.1
Materials and supplies, at average cost	140.3	132.8
Deferred refueling outage costs	27.5	9.6
Refundable income taxes	0.3	2.1
Deferred income taxes	7.5	14.3
Derivative instruments	1.0	1.1
Prepaid expenses and other assets	19.7	13.9
Total	619.1	611.6
Utility Plant, at Original Cost
Electric	10,924.8	10,536.9
Less-accumulated depreciation	4,235.8	4,031.3
Net utility plant in service	6,689.0	6,505.6
Construction work in progress	287.9	307.5
Nuclear fuel, net of amortization of $132.7 and $131.1	76.6	79.2
Total	7,053.5	6,892.3
Investments and Other Assets
Nuclear decommissioning trust fund	135.3	129.2
Regulatory assets	1,058.2	924.0
Goodwill	169.0	169.0
Derivative instruments	6.8	7.8
Other	76.1	84.3
Total	1,445.4	1,314.3
Total	$9,118.0	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$22.0	$9.5
Collateralized note payable	95.0	95.0
Commercial paper	267.0	263.5
Current maturities of long-term debt	801.4	485.7
Accounts payable	275.6	276.3
Accrued taxes	25.8	26.6
Accrued interest	76.9	75.4
Accrued compensation and benefits	40.8	46.8
Pension and post-retirement liability	4.4	4.1
Derivative instruments	-	20.8
Other	26.0	35.6
Total	1,634.9	1,339.3
Deferred Credits and Other Liabilities
Deferred income taxes	628.6	518.3
Deferred tax credits	131.2	133.4
Asset retirement obligations	149.6	143.3
Pension and post-retirement liability	461.9	427.5
Regulatory liabilities	268.5	258.2
Other	101.1	129.4
Total	1,740.9	1,610.1
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
136,406,306 and 136,113,954 shares issued, stated value	2,330.6	2,324.4
Retained earnings	684.7	626.5
Treasury stock - 264,567 and 400,889 shares, at cost	(5.6)	(8.9)
Accumulated other comprehensive loss	(49.8)	(56.1)
Total	2,959.9	2,885.9
Noncontrolling interest	1.0	1.2
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	2,742.3	2,942.7
Total	5,742.2	5,868.8
Commitments and Contingencies (Note 14)
Total	$9,118.0	$8,818.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

Year Ended December 31	2011	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$174.2	$211.9	$150.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	273.1	331.6	302.2
Amortization of:
Nuclear fuel	21.4	25.1	16.1
Other	12.7	(4.7)	(10.1)
Deferred income taxes, net	111.2	123.8	(3.6)
Investment tax credit amortization	(2.2)	(2.9)	(2.2)
Loss from equity investments, net of income taxes	0.1	1.0	0.4
Other operating activities (Note 2)	(147.5)	(133.7)	(117.8)
Net cash from operating activities	443.0	552.1	335.4
Cash Flows from Investing Activities
Utility capital expenditures	(456.6)	(618.0)	(841.1)
Allowance for borrowed funds used during construction	(5.8)	(28.5)	(37.7)
Payment to Black Hills for asset sale working capital adjustment	-	-	(7.7)
Purchases of nuclear decommissioning trust investments	(18.5)	(83.3)	(99.0)
Proceeds from nuclear decommissioning trust investments	15.1	79.6	95.3
Other investing activities	(19.9)	(7.5)	(7.4)
Net cash from investing activities	(485.7)	(657.7)	(897.6)
Cash Flows from Financing Activities
Issuance of common stock	5.9	6.2	219.9
Issuance of long-term debt	747.1	249.9	700.7
Issuance fees	(10.7)	(12.1)	(22.8)
Repayment of long-term debt	(598.5)	(1.3)	(70.7)
Net change in short-term borrowings	16.0	(165.6)	(145.6)
Net change in collateralized short-term borrowings	-	95.0	-
Dividends paid	(115.1)	(114.2)	(110.5)
Other financing activities	(6.6)	(7.4)	(4.0)
Net cash from financing activities	38.1	50.5	567.0
Net Change in Cash and Cash Equivalents	(4.6)	(55.1)	4.8
Cash and Cash Equivalents at Beginning of Year	10.8	65.9	61.1
Cash and Cash Equivalents at End of Year	$6.2	$10.8	$65.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest

Year Ended December 31	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,113,954	$2,324.4	135,636,538	$2,313.7	119,375,923	$2,118.4
Issuance of common stock	292,352	5.9	347,279	6.6	15,883,948	220.1
Common stock issuance fees		-		-		(7.0)
Issuance of restricted common stock	-	-	130,137	2.3	376,667	5.4
Equity compensation expense, net of forfeitures		0.3		1.0		0.8
Unearned Compensation
Issuance of restricted common stock		(3.5)		(2.3)		(5.4)
Forfeiture of restricted common stock		0.9		0.8		1.1
Compensation expense recognized		2.3		2.2		3.8
Equity Units allocated fees and expenses and the
present value of contract adjustment payments		-		-		(22.5)
Other		0.3		0.1		(1.0)
Ending balance	136,406,306	2,330.6	136,113,954	2,324.4	135,636,538	2,313.7
Retained Earnings
Beginning balance		626.5		529.2		489.3
Net income attributable to Great Plains Energy		174.4		211.7		150.1
Loss on reissuance of treasury stock		(0.7)		-		-
Dividends:
Common stock		(113.5)		(112.6)		(108.9)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.4)		(0.2)		(0.1)
Performance shares amendment		-		-		0.4
Ending balance		684.7		626.5		529.2
Treasury Stock
Beginning balance	(400,889)	(8.9)	(213,423)	(5.5)	(120,677)	(3.6)
Treasury shares acquired	(125,234)	(2.4)	(188,383)	(3.4)	(132,593)	(2.9)
Treasury shares reissued	261,556	5.7	917	-	39,847	1.0
Ending balance	(264,567)	(5.6)	(400,889)	(8.9)	(213,423)	(5.5)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(56.1)		(44.9)		(53.5)
Derivative hedging activity, net of tax		6.8		(10.6)		5.3
Change in unrecognized pension expense, net of tax		(0.5)		(0.6)		3.3
Ending balance		(49.8)		(56.1)		(44.9)
Total Great Plains Energy Common Shareholders' Equity		$2,959.9		$2,885.9		$2,792.5

Noncontrolling Interest
Beginning balance		$1.2		$1.2		$1.0
Net income (loss) attributable to noncontrolling interest		(0.2)		0.2		0.3
Distribution		-		(0.2)		(0.1)
Ending balance		$1.0		$1.2		$1.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2011	2010	2009
	(millions)
Net income	$174.2	$211.9	$150.4
Other comprehensive income (loss)
Loss on derivative hedging instruments	(5.9)	(28.0)	(0.4)
Income tax benefit	2.3	10.8	0.1
Net loss on derivative hedging instruments	(3.6)	(17.2)	(0.3)
Reclassification to expenses, net of tax (Note 18)	10.4	6.6	5.6
Derivative hedging activity, net of tax	6.8	(10.6)	5.3
Defined benefit pension plans
Net gain (loss) arising during period	(1.2)	(1.3)	5.0
Less: amortization of net gain included in net periodic benefit costs	0.4	0.3	0.4
Income tax (expense) benefit	0.3	0.4	(2.1)
Change in unrecognized pension expense, net of tax	(0.5)	(0.6)	3.3
Comprehensive income	180.5	200.7	159.0
Less: comprehensive (income) loss attributable to noncontrolling interest	0.2	(0.2)	(0.3)
Comprehensive income attributable to Great Plains Energy	$180.7	$200.5	$158.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2011	2010	2009
Operating Revenues	(millions)
Electric revenues	$1,558.3	$1,517.1	$1,318.2
Operating Expenses
Fuel	333.5	278.8	251.3
Purchased power	70.8	78.9	70.8
Transmission of electricity by others	18.8	15.0	12.3
Operating and maintenance expenses	470.9	434.3	403.3
Voluntary separation program	9.2	-	-
Depreciation and amortization	193.1	256.4	229.6
General taxes	139.7	129.3	118.7
Other	1.1	13.0	-
Total	1,237.1	1,205.7	1,086.0
Operating income	321.2	311.4	232.2
Non-operating income	2.9	24.7	33.2
Non-operating expenses	(3.9)	(5.6)	(4.7)
Interest charges	(115.6)	(85.7)	(84.9)
Income before income tax expense	204.6	244.8	175.8
Income tax expense	(69.1)	(81.6)	(46.9)
Net income	$135.5	$163.2	$128.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1.9	$3.6
Funds on deposit	0.1	0.4
Receivables, net	172.9	169.4
Accounts receivable pledged as collateral	95.0	95.0
Fuel inventories, at average cost	59.0	44.9
Materials and supplies, at average cost	101.1	94.4
Deferred refueling outage costs	27.5	9.6
Refundable income taxes	5.7	9.0
Deferred income taxes	-	5.6
Prepaid expenses and other assets	16.0	10.0
Total	479.2	441.9
Utility Plant, at Original Cost
Electric	7,829.3	7,540.9
Less-accumulated depreciation	3,243.0	3,104.4
Net utility plant in service	4,586.3	4,436.5
Construction work in progress	203.5	227.6
Nuclear fuel, net of amortization of $132.7 and $131.1	76.6	79.2
Total	4,866.4	4,743.3
Investments and Other Assets
Nuclear decommissioning trust fund	135.3	129.2
Regulatory assets	780.7	679.6
Other	30.6	32.3
Total	946.6	841.1
Total	$6,292.2	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2011	2010
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$95.0	$95.0
Commercial paper	227.0	263.5
Current maturities of long-term debt	12.7	150.3
Accounts payable	214.8	201.7
Accrued taxes	20.6	21.3
Accrued interest	30.0	26.2
Accrued compensation and benefits	40.8	46.8
Pension and post-retirement liability	3.0	2.6
Other	13.7	7.8
Total	657.6	815.2
Deferred Credits and Other Liabilities
Deferred income taxes	772.7	692.0
Deferred tax credits	127.9	129.4
Asset retirement obligations	134.3	129.7
Pension and post-retirement liability	440.9	407.3
Regulatory liabilities	142.8	141.3
Other	68.6	76.7
Total	1,687.2	1,576.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	513.8	478.3
Accumulated other comprehensive loss	(31.4)	(36.4)
Total	2,045.5	2,005.0
Long-term debt (Note 11)	1,901.9	1,629.7
Total	3,947.4	3,634.7
Commitments and Contingencies (Note 14)
Total	$6,292.2	$6,026.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2011	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$135.5	$163.2	$128.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	193.1	256.4	229.6
Amortization of:
Nuclear fuel	21.4	25.1	16.1
Other	29.5	24.2	19.0
Deferred income taxes, net	80.6	83.2	(38.2)
Investment tax credit amortization	(1.5)	(2.1)	(1.4)
Other operating activities (Note 2)	(118.3)	(127.8)	(66.1)
Net cash from operating activities	340.3	422.2	287.9
Cash Flows from Investing Activities
Utility capital expenditures	(336.5)	(463.1)	(626.5)
Allowance for borrowed funds used during construction	(2.9)	(22.4)	(31.1)
Purchases of nuclear decommissioning trust investments	(18.5)	(83.3)	(99.0)
Proceeds from nuclear decommissioning trust investments	15.1	79.6	95.3
Net money pool lending	12.1	(6.1)	(6.0)
Other investing activities	(9.7)	(13.4)	(0.6)
Net cash from investing activities	(340.4)	(508.7)	(667.9)
Cash Flows from Financing Activities
Issuance of long-term debt	397.4	-	413.2
Repayment of long-term debt	(263.1)	(0.2)	-
Net change in short-term borrowings	(36.5)	76.9	(193.6)
Net change in collateralized short-term borrowings	-	95.0	-
Net money pool borrowings	6.7	1.1	0.9
Dividends paid to Great Plains Energy	(100.0)	(95.0)	(72.0)
Equity contribution from Great Plains Energy	-	-	247.5
0Issuance fees	(6.1)	(5.1)	(4.0)
Net cash from financing activities	(1.6)	72.7	392.0
Net Change in Cash and Cash Equivalents	(1.7)	(13.8)	12.0
Cash and Cash Equivalents at Beginning of Year	3.6	17.4	5.4
Cash and Cash Equivalents at End of Year	$1.9	$3.6	$17.4

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,563.1	1	$1,563.1	1	$1,315.6
Equity contribution from Great Plains Energy		-		-		247.5
Ending balance	1	1,563.1	1	1,563.1	1	1,563.1
Retained Earnings
Beginning balance		478.3		410.1		353.2
Net income		135.5		163.2		128.9
Dividends:
Common stock held by Great Plains Energy		(100.0)		(95.0)		(72.0)
Ending balance		513.8		478.3		410.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(36.4)		(41.5)		(46.9)
Derivative hedging activity, net of tax		5.0		5.1		5.4
Ending balance		(31.4)		(36.4)		(41.5)
Total Common Shareholder's Equity		$2,045.5		$2,005.0		$1,931.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2011	2010	2009
	(millions)
Net income	$135.5	$163.2	$128.9
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(0.6)	(0.9)	0.2
Income tax (expense) benefit	0.2	0.3	(0.1)
Net gain (loss) on derivative hedging instruments	(0.4)	(0.6)	0.1
Reclassification to expenses, net of tax (Note 18)	5.4	5.7	5.3
Derivative hedging activity, net of tax	5.0	5.1	5.4
Comprehensive income	$140.5	$168.3	$134.3

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

Great Plains Energy’s sole reportable business segment is electric utility.  See Note 21 for additional information.

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

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Nuclear decommissioning trust fund – KCP&L’s nuclear decommissioning trust fund assets are recorded at fair value.  Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

Rabbi trust – GMO’s rabbi trusts related to its Supplemental Executive Retirement Plan (SERP) are recorded at fair value, which are based on quoted market prices of the investments held by the trusts and/or valuation models.  The rabbi trusts are included in Other – Investments and Other Assets on Great Plains Energy’s consolidated balance sheets.

Long-term debt – Fair value is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices were not available.  At December 31, 2011, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively.  At December 31, 2011, the book value and fair value of KCP&L’s long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.  At December 31, 2010, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, were $3.4 billion and $3.7 billion, respectively.  At December 31, 2010, the book value and fair value of KCP&L’s long-term debt, including current maturities, were $1.8 billion and $1.9 billion, respectively.

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

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception.  Great Plains Energy and KCP&L may elect the NPNS exception, which requires the effects of the derivative to be recorded when the underlying contract settles.  Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value.  In addition, if a derivative instrument is designated as a cash flow hedge, Great Plains Energy and KCP&L document the method of determining hedge effectiveness and measuring ineffectiveness.  See Note 18 for additional information regarding derivative financial instruments and hedging activities.

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

As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction.  AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges.  The rates used to compute gross AFUDC are compounded semi-annually and averaged 0.2% in 2011, 6.8% in 2010 and 7.6% in 2009 for KCP&L and for GMO averaged 5.4% in 2011, 4.6% in 2010 and 5.4% in 2009.

Great Plains Energy’s and KCP&L’s balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2011	2010
Utility Plant, at original cost	(millions)
Generation (20 - 60 years)	$6,594.0	$6,369.4
Transmission (15 - 70 years)	734.8	716.9
Distribution (8 - 66 years)	2,921.1	2,813.4
General (5 - 50 years)	674.9	637.2
Total (a)	$10,924.8	$10,536.9
(a) Includes $105.5 million and $103.0 million at December 31,
2011 and 2010, respectively, of land and other assets that
are not depreciated.

KCP&L
December 31	2011	2010
Utility Plant, at original cost	(millions)
Generation (20 - 60 years)	$5,078.1	$4,886.2
Transmission (15 - 70 years)	412.9	408.7
Distribution (8 - 55 years)	1,840.2	1,776.4
General (5 - 50 years)	498.1	469.6
Total (a)	$7,829.3	$7,540.9
(a) Includes $59.8 million and $59.9 million at December 31,
2011 and 2010, respectively, of land and other assets that
are not depreciated.

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

Great Plains Energy’s depreciation expense was $239.9 million, $243.6 million and $228.9 million for 2011, 2010 and 2009, respectively.  KCP&L’s depreciation expense was $162.0 million, $170.9 million and $158.4 million for 2011, 2010 and 2009, respectively.  Great Plains Energy’s and KCP&L’s depreciation and amortization expense includes $14.4 million, $72.6 million and $58.2 million for 2011, 2010 and 2009, respectively, of additional amortization to help maintain cash flow levels during KCP&L’s Comprehensive Energy Plan pursuant to orders of the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC).  This additional amortization concluded following the December 2010 and May 2011 effective dates of new retail rates for KCP&L in Kansas and Missouri, respectively.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration.  Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek).  Related liabilities for decommissioning are included on Great Plains Energy’s and KCP&L’s balance sheets in Asset Retirement Obligations (AROs).

As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability.  See Note 7 for discussion of AROs including those associated with nuclear plant decommissioning costs.

Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of Wolf Creek’s scheduled refueling outages and amortizes them evenly (monthly) over the unit’s operating cycle of 18 months until the next scheduled outage.  Replacement power costs during an outage are expensed as incurred.

Regulatory Matters
KCP&L and GMO defer items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L and GMO were not regulated.  See Note 5 for additional information concerning regulatory matters.

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

KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments.  These taxes from KCP&L’s Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy’s and KCP&L’s statements of income.  KCP&L’s gross receipts taxes collected from Missouri customers were $55.6 million, $54.3 million, and $46.8 million in 2011, 2010 and 2009, respectively.  These taxes from KCP&L’s Kansas customers and GMO’s customers are recorded net in operating revenues on Great Plains Energy’s statements of income.

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

Property Gains and Losses
Net gains and losses from the sale of assets and businesses and from asset impairments are recorded in operating expenses.

Asset Impairments
Long-lived assets and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements.  The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.

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

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income (loss) attributable to noncontrolling interest are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding.  The loss per share impact of discontinued operations is determined by dividing loss from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2011	2010	2009
Income	(millions, except per share amounts)
Income from continuing operations	$174.2	$211.9	$151.9
Less: net income (loss) attributable to noncontrolling interest	(0.2)	0.2	0.3
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income from continuing operations available for common shareholders	$172.8	$210.1	$150.0
Common Shares Outstanding
Average number of common shares outstanding	135.6	135.1	129.3
Add: effect of dilutive securities	3.1	1.8	0.5
Diluted average number of common shares outstanding	138.7	136.9	129.8
Basic EPS from continuing operations	$1.27	$1.55	$1.16
Diluted EPS from continuing operations	$1.25	$1.53	$1.15

The computation of diluted EPS for 2011 excludes anti-dilutive shares consisting of 50,897 performance shares, 43,641 restricted stock shares and 6,000 stock options.

The computation of diluted EPS for 2010 excludes anti-dilutive shares consisting of 340,690 performance shares, 251,526 restricted stock shares and 196,137 stock options.

The computation of diluted EPS for 2009 excludes anti-dilutive shares consisting of 150,895 performance shares, 438,281 restricted stock shares and 231,670 stock options.

Dividends Declared
In February 2012, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2125 per share on Great Plains Energy’s common stock.  The common dividend is payable March 20, 2012, to shareholders of record as of February 28, 2012.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable March 20, 2012, to shareholders of record as of June 1, 2011.

In February 2012, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on March 19, 2012.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2011	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$3.6	$(12.6)	$7.9
Accounts receivable pledged as collateral	-	(95.0)	-
Fuel inventories	(3.9)	(0.1)	2.0
Materials and supplies	(7.5)	(11.5)	(22.0)
Accounts payable	5.7	12.8	(70.9)
Accrued taxes	1.4	6.7	42.2
Accrued interest	1.5	2.9	2.9
Deferred refueling outage costs	(17.9)	9.9	(7.1)
Fuel adjustment clauses	(1.7)	2.7	7.8
Pension and post-retirement benefit obligations	(56.0)	(10.2)	18.4
Allowance for equity funds used during construction	(1.0)	(26.0)	(39.6)
Write down of affordable housing investments	-	11.2	-
Interest rate hedge settlements	(26.1)	(6.9)	(79.1)
Iatan Nos. 1 and 2 impact of disallowed construction costs	2.3	16.8	-
Uncertain tax positions	(20.8)	(6.1)	10.7
Other	(27.1)	(28.3)	9.0
Total other operating activities	$(147.5)	$(133.7)	$(117.8)
Cash paid during the period:
Interest	$254.4	$237.7	$211.9
Income taxes	$2.8	$0.9	$5.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$39.7	$44.9	$82.8

KCP&L Other Operating Activities
Year Ended December 31	2011	2010	2009
Cash flows affected by changes in:	(millions)
Receivables	$(20.2)	$(4.1)	$(7.6)
Accounts receivable pledged as collateral	-	(95.0)	-
Fuel inventories	(14.1)	0.7	6.1
Materials and supplies	(6.7)	(9.6)	(16.5)
Accounts payable	11.0	0.8	(54.3)
Accrued taxes	2.7	(15.7)	51.8
Accrued interest	3.8	(0.5)	8.6
Deferred refueling outage costs	(17.9)	9.9	(7.1)
Pension and post-retirement benefit obligations	(45.6)	7.9	39.3
Allowance for equity funds used during construction	(0.7)	(21.9)	(30.6)
Kansas Energy Cost Adjustment	(5.8)	(8.8)	2.2
Iatan Nos. 1 and 2 impact of disallowed construction costs	1.5	13.0	-
Interest rate hedge settlements	-	-	(79.1)
Uncertain tax positions	(10.4)	(1.8)	3.3
Other	(15.9)	(2.7)	17.8
Total other operating activities	$(118.3)	$(127.8)	$(66.1)
Cash paid during the period:
Interest	$111.3	$101.1	$77.2
Income taxes	$0.1	$18.2	$31.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$32.0	$37.4	$75.5

Significant Non-Cash Items
On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy’s and KCP&L’s balance sheets.  As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash for the year ended December 31, 2010.

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	December 31
	2011	2010
Great Plains Energy	(millions)
Customer accounts receivable - billed	$69.8	$62.0
Customer accounts receivable - unbilled	82.4	82.3
Allowance for doubtful accounts	(2.5)	(2.7)
Other receivables	81.5	100.1
Total	$231.2	$241.7
KCP&L
Customer accounts receivable - billed	$16.4	$6.5
Customer accounts receivable - unbilled	50.0	50.1
Allowance for doubtful accounts	(1.4)	(1.5)
Intercompany receivables	38.7	43.2
Other receivables	69.2	71.1
Total	$172.9	$169.4

Great Plains Energy’s and KCP&L’s other receivables at December 31, 2011 and 2010 consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on Great Plains Energy’s and KCP&L’s balance sheets at December 31, 2011 and 2010.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in September 2014 and allows for $110 million in aggregate outstanding principal amount at any time.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,415.6)	$1,415.6	$-
Gain (loss) on sale of accounts receivable (a)	(17.9)	17.7	(0.2)
Servicing fees	2.6	(2.6)	-
Fees to outside investor	-	(1.2)	(1.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,412.4)	1,412.4	-
Cash paid to KCP&L for receivables purchased	1,394.7	(1,394.7)	-
Servicing fees	2.6	(2.6)	-
Interest on intercompany note	0.5	(0.5)	-

		Receivables	Consolidated
2010	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,341.0)	$1,341.0	$-
Gain (loss) on sale of accounts receivable (a)	(17.0)	16.8	(0.2)
Servicing fees	3.2	(3.2)	-
Fees to outside investor	-	(1.2)	(1.2)

Cash flows during the period
Cash from customers transferred to Receivables Company	(1,337.4)	1,337.4	-
Cash paid to KCP&L for receivables purchased	1,320.7	(1,320.7)	-
Servicing fees	3.2	(3.2)	-
Interest on intercompany note	0.5	(0.5)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

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

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the Nuclear Regulatory Commission (NRC) to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE’s motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of September 2011 due to a lack of funding.  These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application.  Oral argument to the court is expected later in 2012.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 15 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
In 2011 and 2010, KCP&L contributed approximately $3.4 million and $3.7 million, respectively, to a tax-qualified trust fund to be used to decommission Wolf Creek.  Amounts funded are charged to other operating expense and recovered in customers’ rates.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

December 31	2011	2010
Decommissioning Trust	(millions)
Beginning balance January 1	$129.2	$112.5
Contributions	3.4	3.7
Earned income, net of fees	4.8	2.0
Net realized gains	0.3	6.7
Net unrealized gains (losses)	(2.4)	4.3
Ending balance	$135.3	$129.2

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2011				2010
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$76.5	$12.3	$(4.5)	$84.3	$73.4	$13.1	$(1.0)	$85.5
Debt securities	44.2	4.5	(0.1)	48.6	38.1	2.6	(0.1)	40.6
Other	2.4	-	-	2.4	3.1	-	-	3.1
Total	$123.1	$16.8	$(4.6)	$135.3	$114.6	$15.7	$(1.1)	$129.2

The weighted average maturity of debt securities held by the trust at December 31, 2011, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2011	2010	2009
	(millions)
Realized gains	$1.0	$7.3	$2.8
Realized losses	(0.7)	(0.6)	(8.3)

Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek for nuclear liability, nuclear property and accidental outage.  These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war.  The nuclear property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for acts of terrorism and related losses, including replacement power costs.  There is no industry aggregate limit for liability claims related to terrorism, regardless of the number of acts of terrorism affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place.  An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims related to terrorism, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act.  These limits plus any recoverable reinsurance are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts.  In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred.  Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.  The estimated maximum amount of retrospective assessments under the current policies could total approximately $30.9 million ($14.5 million, KCP&L’s 47% share) per policy year.

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
In November 2010, KCC issued an order, effective December 1, 2010, for KCP&L, authorizing an increase in annual revenues of $21.8 million, a return on equity of 10.0%, an equity ratio of approximately 49.7% and a Kansas jurisdictional rate base of $1.781 billion.  The annual revenue increase was subsequently adjusted by KCC in a January 2011 reconsideration order to $22.0 million.  In February 2011, KCC issued an order granting KCP&L and another party to the case their respective petitions for reconsideration regarding rate case expenses.  In January 2012, KCC issued its order allowing approximately $0.2 million of additional rate case expenses to be included in rates and amortized over three years.  The rates authorized by KCC are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the MPSC to request an increase of its retail rates of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.

On April 12, 2011, the MPSC issued an order and on April 14, 2011, the MPSC Staff filed a report which quantified an authorized revenue increase of approximately $34.8 million on an annual basis, which reflects a wholesale margin offset of approximately $45.9 million and authorizes a return on equity of 10.0%, an equity ratio of approximately 46.3% and a Missouri jurisdictional rate base of approximately $2.0 billion effective May 4, 2011.  If the actual Missouri jurisdiction wholesale margin amount exceeds the $45.9 million level reflected in the MPSC order, the difference will be recorded as a regulatory liability and will be returned, with interest, to KCP&L Missouri customers in a future rate case.  The MPSC order provides the opportunity for KCP&L to retain a larger amount of non-firm wholesale electric sales margin than KCP&L proposed; however, there are no assurances that KCP&L will achieve the $45.9 million wholesale margin offset amount and there are no means for KCP&L to recover any shortfall through its retail rates unless the MPSC authorizes future recovery.

As a result of disallowances in the April 2011 MPSC order, KCP&L recognized losses of $1.5 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project during 2011.  KCP&L also recorded a $2.4 million loss for other disallowed costs in the MPSC order.

In a related order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At December 31, 2011, KCP&L and GMO had $127.9 million and $3.3 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase of its retail rates of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  If approved, the costs would be recovered through a rider mechanism and GMO would reduce its request to increase retail rates that it filed with the MPSC on February 27, 2012.  A decision on the MEEIA request is expected in the second quarter of 2012.

On May 4, 2011, the MPSC issued an order and on May 10, 2011, the MPSC Staff filed a report which quantified authorized revenue increases on an annual basis of $30.1 million for GMO’s Missouri Public Service division and $29.3 million for GMO’s St. Joseph Light & Power (L&P) division.  The MPSC order authorized a return on equity of 10.0%, an equity ratio of approximately 46.6% and a Missouri jurisdictional rate base of $1.76 billion.  In response to applications for clarification and rehearing of the MPSC order, the MPSC on May 27, 2011, issued an order of clarification and modification.  The modified MPSC order revised the authorized annual revenue increases to approximately $35.7 million for GMO’s Missouri Public Service division and approximately $29.8 million for GMO’s L&P division, resulting primarily from a clarification of the amount of fuel costs shifted from GMO’s fuel adjustment clause to base rates.  However, because the MPSC authorized an annual revenue increase that was greater than the amount originally requested by GMO for its L&P division and communicated to GMO’s L&P customers, the modified MPSC order deferred approximately $7.7 million of the L&P division increase, which is the amount over GMO’s requested $22.1 million increase for that division, and will phase in the deferred revenue amount in equal parts over a two-year period, plus carrying costs.  In addition, GMO shall be allowed to recover the revenue which would have been allowed in the absence of a phase in.

As a result of disallowances in the May 2011 MPSC order, GMO recognized losses of $0.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project during 2011.  GMO also recorded a $1.5 million loss for other disallowed costs in the MPSC order.

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

GMO Fuel Adjustment Clause (FAC) Prudence Review
GMO’s electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The MPSC requires prudence reviews of the FAC no less frequently than at 18-month intervals.  On November 28, 2011, the MPSC staff filed its prudence review report for the 18-month prudence review period covering June 1, 2009 through November 30, 2010.  The MPSC staff recommended to the MPSC to order GMO to refund approximately $19 million, plus interest, to customers through an adjustment to its FAC because the MPSC staff asserts that GMO was imprudent in its use of natural gas hedges to mitigate risk associated with its future purchases in the spot power market.  GMO is disputing the MPSC staff’s claim of imprudence and filed its testimony on February 22, 2012.  A hearing is scheduled for May 16 – 17, 2012, with an order expected in June 2012.

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

Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in KCP&L’s and GMO’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Companies; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  The Companies’ continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules.  In the event that the criteria no longer applied to any or all of the Companies’ operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided.  Additionally, these factors could result in an impairment on utility plant assets.   Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
December 31, 2011	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$119.6		$24.6		$144.2
Loss on reacquired debt	9.1	(a)	2.7	(a)	11.8
Cost of removal	4.6		-		4.6
Asset retirement obligations	31.4		13.8		45.2
Pension and post-retirement costs	466.4	(b)	122.0	(b)	588.4
Deferred customer programs	48.2	(c)	20.6		68.8
Rate case expenses	9.6	(d)	3.8	(d)	13.4
Skill set realignment costs	3.4	(e)	-		3.4
Fuel adjustment clauses	14.0	(d)	36.4	(d)	50.4
Acquisition transition costs	24.7	(f )	20.2	(f )	44.9
Derivative instruments	-		7.6	(g)	7.6
Iatan No. 1 and Common facilities depreciation and carrying costs	16.4		6.1		22.5
Iatan No. 2 construction accounting costs	27.9		15.4		43.3
Kansas property tax surcharge	3.7	(d)	-		3.7
Other	1.7	(h)	4.3	(h)	6.0
Total	$780.7		$277.5		$1,058.2
Regulatory Liabilities
Emission allowances	$82.0		$0.2		$82.2
Asset retirement obligations	49.3		-		49.3
Pension	0.7		40.8		41.5
Cost of removal	-		61.9	(i)	61.9
Other	10.8		22.8		33.6
Total	$142.8		$125.7		$268.5

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(c)	$10.4 million not included in rate base and amortized over various periods.
(d)	Not included in rate base and amortized over various periods.
(e)	$2.4 million not included in rate base and amortized through 2017.
(f)	Not included in rate base and amortized through 2016.
(g)	Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO’s FAC.
(h)	Certain insignificant items are not included in rate base and amortized over various periods.
(i)	Estimated cumulative net provision for future removal costs.

			Great
December 31, 2010	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$117.2	$25.3	$142.5
Loss on reacquired debt	5.0	0.7	5.7
Cost of removal	8.5	-	8.5
Asset retirement obligations	27.5	12.8	40.3
Pension and post-retirement costs	386.1	106.7	492.8
Deferred customer programs	44.7	15.6	60.3
Rate case expenses	12.3	3.3	15.6
Skill set realignment costs	4.8	-	4.8
Fuel adjustment clauses	8.4	37.1	45.5
Acquisition transition costs	29.3	22.5	51.8
Derivative instruments	-	3.1	3.1
Iatan No. 1 and Common facilities depreciation and carrying costs	15.1	4.3	19.4
Iatan No. 2 construction accounting costs	17.2	6.5	23.7
Other	3.5	6.5	10.0
Total	$679.6	$244.4	$924.0
Regulatory Liabilities
Emission allowances	$85.9	$0.5	$86.4
Asset retirement obligations	44.9	-	44.9
Pension	-	37.1	37.1
Cost of removal	-	62.8	62.8
Other	10.5	16.5	27.0
Total	$141.3	$116.9	$258.2

6.	GOODWILL AND INTANGIBLE ASSETS

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

	December 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
KCP&L	(millions)
Computer software	$171.7	$(129.9)	$168.2	$(118.0)
Asset improvements	11.7	(0.6)	5.8	-

Great Plains Energy
Computer software	$202.5	$(143.5)	$201.1	$(137.3)
Asset improvements	27.0	(3.7)	27.9	(4.4)

Great Plains Energy’s and KCP&L’s amortization expense related to intangible assets is detailed in the following table.

	2011	2010
	(millions)
Great Plains Energy	$13.5	$13.1
KCP&L	12.6	12.2

The following table provides the estimated amortization expense related to Great Plains Energy’s and KCP&L’s intangible assets for 2012 through 2016 for the intangible assets included in the consolidated balance sheets at December 31, 2011.

	2012	2013	2014	2015	2016
	(millions)
Great Plains Energy	$13.9	$11.2	$8.1	$6.0	$4.7
KCP&L	11.0	8.3	5.3	3.4	2.1

7.	ASSET RETIREMENT OBLIGATIONS

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

GPE and KCP&L have identified an additional asbestos ARO.  Certain wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s AROs.

	Great Plains Energy		KCP&L
	2011	2010	2011	2010
	(millions)
Beginning balance	$143.3	$132.6	$129.7	$119.8
Additions	0.8	2.0	-	2.0
Revision in timing and/or estimates	(3.8)	-	(3.8)	-
Accretion	9.3	8.7	8.4	7.9
Ending balance	$149.6	$143.3	$134.3	$129.7

8.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND VOLUNTARY SEPARATION PROGRAM

Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.  In addition to providing pension benefits, Great Plains Energy provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and WCNOC.

KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension and post-retirement costs under GAAP and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.

During 2011, Great Plains Energy recorded settlement charges of $10.1 million from the voluntary separation program as a result of accelerated pension distributions.  The Companies deferred substantially all of the charges as a regulatory asset and expect to recover it over future periods pursuant to regulatory agreements.  See below for information regarding the voluntary separation program.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs.  For financial reporting purposes, the market value of plan assets is the fair value.  KCP&L uses a five-year smoothing of assets to determine fair value for regulatory reporting purposes.  Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$911.4	$836.3	$143.6	$148.9
Service cost	31.1	30.3	3.1	3.8
Interest cost	49.6	49.3	7.8	8.8
Contribution by participants	-	-	6.6	5.6
Amendments	-	0.5	-	-
Actuarial (gain) loss	83.2	55.1	7.4	(12.5)
Benefits paid	(54.7)	(60.1)	(14.3)	(11.0)
Settlements	(40.0)	-	-	-
PBO at end of plan year	$980.6	$911.4	$154.2	$143.6
Change in plan assets
Fair value of plan assets at beginning of year	$557.6	$488.2	$65.8	$52.0
Actual return on plan assets	(3.7)	62.7	2.5	0.5
Contributions by employer and participants	128.8	64.5	23.0	23.9
Benefits paid	(91.6)	(57.8)	(13.9)	(10.6)
Fair value of plan assets at end of plan year	$591.1	$557.6	$77.4	$65.8
Funded status at end of year	$(389.5)	$(353.8)	$(76.8)	$(77.8)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(3.5)	$(3.1)	$(0.9)	$(1.0)
Noncurrent pension liability and other post-retirement liability	(386.0)	(350.7)	(75.9)	(76.8)
Net amount recognized before regulatory treatment	(389.5)	(353.8)	(76.8)	(77.8)
Accumulated OCI or regulatory asset/liability	491.8	403.2	52.5	54.8
Net amount recognized at December 31	$102.3	$49.4	$(24.3)	$(23.0)
Amounts in accumulated OCI or regulatory asset/liability
not yet recognized as a component of net periodic benefit cost:
Actuarial loss	$295.6	$219.5	$15.7	$8.5
Prior service cost	10.7	15.3	36.9	44.1
Transition obligation	-	-	1.7	3.0
Other	185.5	168.4	(1.8)	(0.8)
Net amount recognized at December 31	$491.8	$403.2	$52.5	$54.8

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit costs	(millions)
Service cost	$31.1	$30.3	$29.1	$3.1	$3.8	$4.1
Interest cost	49.6	49.3	47.3	7.8	8.8	8.3
Expected return on plan assets	(38.0)	(36.6)	(32.4)	(1.8)	(2.1)	(1.6)
Prior service cost	4.6	4.6	4.2	7.2	7.2	6.9
Recognized net actuarial (gain) loss	38.7	37.4	36.3	(0.5)	(0.1)	(0.4)
Transition obligation	-	0.1	0.1	1.3	1.3	1.3
Settlement charges	10.1	-	0.1	-	-	-
Net periodic benefit costs before
regulatory adjustment	96.1	85.1	84.7	17.1	18.9	18.6
Regulatory adjustment	(27.9)	(32.3)	(28.4)	1.1	-	(0.3)
Net periodic benefit costs	68.2	52.8	56.3	18.2	18.9	18.3
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets/liabilities
Current year net (gain) loss	114.8	29.1	(9.2)	6.7	(10.9)	(0.2)
Amortization of gain (loss)	(38.7)	(37.4)	(36.3)	0.5	0.1	0.4
Prior service cost	-	0.5	5.7	-	-	24.8
Amortization of prior service cost	(4.6)	(4.6)	(4.2)	(7.2)	(7.2)	(6.9)
Transition obligation	-	-	-	-	-	1.2
Amortization of transition obligation	-	(0.1)	(0.1)	(1.3)	(1.3)	(1.3)
Other regulatory activity	17.1	29.5	10.1	(1.0)	0.1	(3.1)
Total recognized in OCI or regulatory asset/liability	88.6	17.0	(34.0)	(2.3)	(19.2)	14.9
Total recognized in net periodic benefit costs
and OCI or regulatory asset/liability	$156.8	$69.8	$22.3	$15.9	$(0.3)	$33.2

For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2012 are $4.5 million and $44.5 million, respectively.  For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis.  For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years.  The estimated prior service cost, net gain and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2012 are $7.2 million, $(0.1) million and $1.0 million, respectively.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $852.6 million and $808.8 million at December 31, 2011 and 2010, respectively.  The PBO, ABO and fair value of plan assets at plan year-end are aggregated by funded and underfunded plans in the following table.

	2011	2010
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$980.6	$911.4
Accumulated benefit obligation	852.6	808.8
Fair value of plan assets	591.1	557.6
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$-	$-
Accumulated benefit obligation	-	-
Fair value of plan assets	-	-

The GMO SERP is reflected as an unfunded ABO of $20.6 million.  Great Plains Energy has segregated approximately $20.1 million of assets for this plan as of December 31, 2011, and expects to fund future benefit payments from these assets.

The expected long-term rate of return on plan assets represents Great Plains Energy’s estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolios.  Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes.  Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.  The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2011	2010	2011		2010
Discount rate	5.01%	5.54%	5.03%		5.50%
Rate of compensation increase	4.08%	4.08%	4.07%		4.06%

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended December 31	2011	2010	2011		2010
Discount rate	5.54%	5.92%	5.50%		5.87%
Expected long-term return on plan assets	7.29%	8.00%	2.83	% *	4.25	% *
Rate of compensation increase	4.08%	4.26%	4.06%		4.25%
* after tax

For pension benefits, Great Plains Energy's 2012 projected weighted-average long-term rate of return on plan assets is 7.3%, unchanged from 2011.

Great Plains Energy expects to contribute $94.5 million to the pension plans in 2012 to meet Employee Retirement Income Security Act of 1974 (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L.  Great Plains Energy’s funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions.  Great Plains Energy also expects to contribute $16.7 million to other post-retirement benefit plans in 2012, the majority of which is expected to be paid by KCP&L.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2021.

	Pension	Other
	Benefits	Benefits
	(millions)
2012	$76.6	$8.6
2013	65.5	8.1
2014	67.3	8.3
2015	66.5	8.2
2016	70.1	8.4
2017-2021	381.0	46.3

Pension plan assets are managed in accordance with prudent investor guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk.  The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 27% U.S. large cap and small cap equity securities, 20% international equity securities, 36% fixed income securities, 7% real estate, 6% commodities and 4% hedge funds.  Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. treasury notes and money market funds.

The fair values of Great Plains Energy’s pension plan assets at December 31, 2011 and 2010, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S.(a)	$156.3	$94.6	$61.7	$-
International(b)	117.0	40.9	76.1	-
Real estate(c)	34.7	-	-	34.7
Commodities(d)	34.6	-	34.6	-
Fixed income securities
Fixed income funds(e)	166.5	34.2	132.3	-
U.S. Treasury	4.9	4.9	-	-
U.S. Agency, state and local obligations	17.7	-	17.7	-
U.S. corporate bonds(f)	26.6	-	26.6	-
Foreign corporate bonds	2.6	-	2.6	-
Hedge funds(g)	21.7	-	-	21.7
Total	$582.6	$174.6	$351.6	$56.4
Cash equivalents - money market funds	8.5
Total Pension Plans	$591.1

			Fair Value Measurements Using
Description		December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Pension Plans
	Equity securities
	U.S.(a)	$158.5	$90.5	$68.0	$-
	International(b)	122.4	39.4	83.0	-
	Limited partnerships	0.1	-	-	0.1
	Real estate(c)	30.3	-	-	30.3
	Commodities(d)	37.0	-	37.0	-
	Fixed income securities
	Fixed income funds(e)	148.7	23.0	125.7	-
	U.S. Treasury	1.8	1.8	-	-
	U.S. Agency, state and local obligations	14.8	-	14.8	-
	U.S. corporate bonds(f)	24.2		24.2	-
	Foreign corporate bonds	1.5	-	1.5	-
	Hedge funds(g)	8.4	-	-	8.4
	Total	$547.7	$154.7	$354.2	$38.8
	Cash equivalents - money market funds	9.9
	Total Pension Plans	$557.6

(a)
At December 31, 2011 and 2010, this category is comprised of $94.6 million and $90.5 million, respectively, of traded mutual funds valued at daily listed prices and $61.7 million and $68.0 million, respectively,

	of institutional common/collective trust funds valued at daily Net Asset Values (NAV) per share.
(b)
At December 31, 2011 and 2010, this category is comprised of $40.9 million and $39.4 million, respectively, of traded mutual funds valued at daily listed prices and $76.1 million and $83.0 million, respectively,

	of institutional common/collective trust funds valued at daily NAV per share.
(c)	This category is comprised of institutional common/collective trust funds and a limited partnership valued at NAV on a quarterly basis.
(d)	This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e)
At December 31, 2011 and 2010, this category is comprised of $34.2 million and $23.0 million, respectively, of traded mutual funds valued at daily listed prices and $132.3 million and $125.7 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.

(f)
At December 31, 2011 and 2010, this category is comprised of $18.1 million and $13.9 million, respectively, of corporate bonds, $6.1 million and $8.0 million, respectively, of collateralized mortgage obligations

	and $2.4 million and $2.3 million, respectively, of other asset-backed securities.
(g)	This category is comprised of closely-held limited partnerships valued at NAV on a quarterly basis.

The following tables reconcile the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Real	Hedge	Limited
Description	Estate	Funds	Partnerships	Total
	(millions)
Balance January 1, 2011	$30.3	$8.4	$0.1	$38.8
Actual return on plan assets
Relating to assets still held	3.9	(1.3)	(0.1)	2.5
Relating to assets sold	-	-	-	-
Purchase, sales, and settlements	0.5	14.6	-	15.1
Transfers in and/or out of Level 3	-	-	-	-
Balance December 31, 2011	$34.7	$21.7	$-	$56.4

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Real	Hedge	Limited
Description	Estate	Funds	Partnerships	Total
	(millions)
Balance January 1, 2010	$26.8	$2.4	$0.1	$29.3
Actual return on plan assets
Relating to assets still held	2.5	(0.2)	-	2.3
Relating to assets sold	-	(0.7)	-	(0.7)
Purchase, sales, and settlements	1.0	6.9	-	7.9
Transfers in and/or out of Level 3	-	-	-	-
Balance December 31, 2010	$30.3	$8.4	$0.1	$38.8

Other post-retirement plan assets are also managed in accordance with prudent investor guidelines contained in the ERISA requirements.  The investment strategy supports the objective of the funds, which is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return.  Other post-retirement plan assets are invested primarily in fixed income securities, which may include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds, as well as domestic and international equity funds.

The fair values of Great Plains Energy’s other post-retirement plan assets at December 31, 2011 and 2010, by asset category are in the following tables.

			Fair Value Measurements Using
Description		December 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Other Post-Retirement Benefit Plans
	Equity securities	$1.4	$1.4	$-	$-
	Fixed income
	U.S. Treasury	14.3	14.3	-	-
	U.S. Agency, state and local obligations	27.2	-	27.2	-
	U.S. corporate bonds (a)	14.8	-	14.8	-
	Foreign corporate bonds	1.5	-	1.5	-
	Mutual funds	0.2	0.2	-	-
	Total	$59.4	$15.9	$43.5	$-
	Cash and cash equivalents - money market funds	18.0
	Total Other Post-Retirement Benefit Plans	$77.4

(a)	This category is comprised of $12.7 million of corporate bonds, $0.6 million of collateralized mortgage obligations and $1.5 million
	of other asset-backed securities.

			Fair Value Measurements Using
Description		December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Other Post-Retirement Benefit Plans
	Fixed income
	U.S. Treasury	$12.1	$12.1	$-	$-
	U.S. Agency, state and local obligations	22.2	-	22.2	-
	U.S. corporate bonds (a)	11.4	-	11.4	-
	Foreign corporate bonds	1.0		1.0
	Mutual funds	0.1	0.1	-	-
	Total	$46.8	$12.2	$34.6	$-
	Cash and cash equivalents - money market funds	19.0
	Total Other Post-Retirement Benefit Plans	$65.8

(a)	This category is comprised of $9.2 million of corporate bonds, $0.9 million of collateralized mortgage obligations and $1.3 million
	of other asset-backed securities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The cost trend assumed for 2011 and 2012 was 8.0%, with the rate declining through 2018 to the ultimate cost trend rate of 5%.  The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by Great Plains Energy.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2011, are detailed in the following table.  The results reflect the increase in the Medicare Part D employer subsidy which is assumed to increase with the medical trend and employer caps on post-65 plans.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.5	$(0.4)
Effect on post-retirement benefit obligation	4.0	(3.5)

Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees.  Great Plains Energy matches employee contributions, subject to limits.  The annual cost of the plans was approximately $9.2 million, $8.9 million and $8.8 million in 2011, 2010 and 2009, respectively.  KCP&L’s annual cost of the plans was approximately $6.7 million, $6.5 million and $6.5 million in 2011, 2010 and 2009, respectively.

Voluntary Separation Program
In March 2011, Great Plains Energy and KCP&L announced an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Companies’ retail electric rates and to enhance organizational efficiency.  Savings from the realignment process and voluntary separation program, including approximately $15 million in labor costs on an annual basis, are expected to partially offset projected cost increases.  Under the voluntary separation program, any non-union employee could voluntarily elect to separate and receive a severance payment equal to two weeks of salary for every year of employment, with a minimum severance payment equal to fourteen weeks of salary.  There were 140 employees that made such elections and the majority separated on April 30, 2011.  Great Plains Energy recorded $12.7 million in 2011 related to this voluntary separation program reflecting severance and related payroll taxes to employees who elected to voluntarily separate.  KCP&L recorded $9.2 million in 2011 related to this voluntary separation program.

9.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million.  Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws.  Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, and does not expect to repurchase common shares during 2012 to satisfy performance share payments, stock option exercises and director deferred share unit conversion.  Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2011	2010	2009
Great Plains Energy	(millions)
Compensation expense	$5.2	$4.3	$6.3
Income tax benefits	1.9	1.0	1.6
KCP&L
Compensation expense	3.5	3.0	4.3
Income tax benefits	1.3	0.5	0.8

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of Great Plains Energy’s Board of Directors.  The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy’s performance over stated performance periods.  Compensation expense for performance shares is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered.  Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.

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

Performance share activity for 2011 is summarized in the following table.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	431,784	$18.01
Granted	140,128	26.15
Earned	(68,258)	11.04
Forfeited	(61,612)	22.38
Ending balance	442,042	21.06
* weighted-average

At December 31, 2011, the remaining weighted-average contractual term was 0.9 years.  The weighted-average grant-date fair value of shares granted was $26.15, $23.37, and $15.04 in 2011, 2010 and 2009, respectively.  At December 31, 2011, there was $3.4 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid in 2011 was $0.8 million.  The total fair value of performance shares earned and paid in 2010 was insignificant.  There were no performance shares earned and paid during 2009.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date.  Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions.  Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized over the stated vesting period.  Restricted stock activity for 2011 is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	406,657	$16.23
Granted and issued	182,385	19.03
Vested	(149,688)	17.29
Forfeited	(53,171)	17.25
Ending balance	386,183	17.06
* weighted-average

At December 31, 2011, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted was $19.03, $17.80, and $14.36 during 2011, 2010 and 2009, respectively.  At December 31, 2011, there was $2.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $2.6 million, $7.3 million, and $5.4 million in 2011, 2010 and 2009, respectively.

Stock Options
Stock options were granted under the Long-Term Incentive Plan during 2001-2003 at market value of the shares on the grant date.  The options vested three years after the grant date and expire in ten years if not exercised.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes option-pricing model.  Compensation expense and accrued dividends related to stock options were recognized over the stated vesting period.  GMO stock options outstanding on the July 14, 2008, acquisition date of GMO were converted to Great Plains Energy stock options upon acquisition.  As of December 31, 2011, there are no outstanding GMO converted stock options.

Stock option activity under all plans for 2011 is summarized in the following table.  All stock options are fully vested at December 31, 2011.

		Exercise
Stock Options	Shares	Price*
Beginning balance	198,781	$32.51
Forfeited or expired	(189,428)	32.83
Outstanding and exercisable at December 31, 2011	9,353	25.91
* weighted-average

There were no options exercised in 2011.  The weighted-average grant-date fair value of options exercised for 2010 was $9.21.  The aggregate intrinsic value and cash received for options exercised in 2010 was insignificant.  At December 31, 2011, there were no in the money outstanding and exercisable options.  The weighted-average remaining contractual life for options still outstanding at December 31, 2011 was 0.6 years.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board.  Director Deferred Share Units have a value equal to the market value of Great Plains Energy’s common stock on the grant date with accruing dividends.  Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date.  The total fair value of shares of Director Deferred Share Units issued was insignificant for 2011 and 2010.  Director Deferred Share Units activity for 2011 is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	39,063	$20.04
Issued	15,168	20.57
Ending balance	54,231	20.19
* weighted-average

10.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
In December 2011, Great Plains Energy entered into an amendment to its $200 million revolving credit facility with a group of banks to extend the term to December 2016 from August 2013.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2011, Great Plains Energy was in compliance with this covenant.  At December 31, 2011, Great Plains Energy had $22.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued letters of credit totaling $11.6 million under the credit facility.  At December 31, 2010, Great Plains Energy had $9.5 million of outstanding cash borrowings at a weighted-average interest rate of 3.06% and had issued letters of credit totaling $15.8 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
In December 2011, KCP&L entered into an amendment to its $600 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to December 2016 from August 2013.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2011, KCP&L was in compliance with this covenant.  At December 31, 2011, KCP&L had $227.0 million of commercial paper outstanding, at a weighted-average interest rate of 0.50%, had issued letters of credit totaling $21.5 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2010, KCP&L had $263.5 million of commercial paper outstanding, at a weighted-average interest rate of 0.41%, had issued letters of credit totaling $24.4 million and had no outstanding cash borrowings under the credit facility.

GMO’s $450 Million Revolving Credit Facility and Commercial Paper
In December 2011, GMO entered into an amendment to its $450 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to December 2016 from August 2013.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2011, GMO was in compliance with this covenant.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding, at a weighted-average interest rate of 0.88%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2010, GMO had no outstanding cash borrowings and had issued letters of credit totaling $13.2 million under the credit facility.

11.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2011	2010
KCP&L		(millions)
General Mortgage Bonds
4.87% EIRR bonds(a)(b)	2012-2035	$119.3	$158.8
7.15% Series 2009A (8.59% rate)(c)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
EIRR Series 2007A-1(d)	2035	-	63.3
EIRR Series 2007A-2(d)	2035	-	10.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
6.50% Series		-	150.0
5.85% Series (5.72% rate)(c)	2017	250.0	250.0
6.375% Series (7.49% rate)(c)	2018	350.0	350.0
6.05% Series (5.78% rate)(c)	2035	250.0	250.0
5.30% Series	2041	400.0	-
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other	2012-2018	2.9	3.3
Current maturities		(12.7)	(150.3)
Unamortized discount		(4.2)	(2.0)
Total KCP&L excluding current maturities		1,901.9	1,629.7
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2012-2021	11.2	12.4
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.164% Wamego Series 1996(e)	2026	7.3	7.3
0.353% State Environmental 1993(e)	2028	5.0	5.0
GMO Senior Notes
7.95% Series		-	137.3
7.75% Series		-	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		16.3	49.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(c)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(c)	2017	100.0	100.0
Great Plains Energy 10.00% Equity Units Subordinated Notes	2012	287.5	287.5
Great Plains Energy 4.85% Senior Notes (7.34% rate)(c)	2021	350.0	-
Current maturities		(788.7)	(335.4)
Unamortized discount		(0.7)	(0.5)
Total Great Plains Energy excluding current maturities		$2,742.3	$2,942.7
(a) Weighted-average interest rates at December 31, 2011
(b) December 31, 2011, does not include $39.5 million EIRR Series 1993B bonds because the bonds have been repurchased and are held by KCP&L
(c) Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
(d) December 31, 2011, does not include $63.3 million EIRR Series 2007 A-1and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L
(e) Variable rate

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	2011	2010	2009
	(millions)
KCP&L	$3.6	$2.8	$2.0
Other Great Plains Energy	4.5	3.6	2.4
Total Great Plains Energy	$8.1	$6.4	$4.4

KCP&L General Mortgage Bonds and EIRR Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture).  The Indenture creates a mortgage lien on substantially all of KCP&L’s utility plant.

In April 2011, KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds.  KCP&L opted to purchase rather than remarket the bonds given the poor conditions in the tax-exempt market.  As of December 31, 2011, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L.  KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.

Mortgage bonds totaling $642.5 million and $755.3 million were outstanding at December 31, 2011 and 2010, respectively.

KCP&L Municipal Bond Insurance Policies
KCP&L’s EIRR Bonds Series 2007 A-1, 2007 A-2 and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The policy also restricts the amount of secured debt KCP&L may issue.  In 2009, because KCP&L issued debt secured by liens not permitted by the agreement or resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization, KCP&L was required to issue and deliver collateral to FGIC in the form of $146.5 million of Mortgage Bonds Series 2007 EIRR Issuer due 2035.  The bonds are not incremental debt for KCP&L but collateralize FGIC’s claim on KCP&L if FGIC was required to meet its obligation under the insurance agreement.

KCP&L’s secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora).  The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies.  The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00.  At December 31, 2011, KCP&L was in compliance with this covenant.  KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively.  The insurance agreement covering the unsecured EIRR Bond Series 2005 also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L’s obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization.  The bonds are not incremental debt for KCP&L but collateralize Syncora’s claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement.  In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

KCP&L Senior Notes
In September 2011, KCP&L issued $400.0 million of 5.30% unsecured Senior Notes, maturing in 2041.  In November 2011, KCP&L repaid its $150.0 million 6.5% Senior Notes at maturity.

GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.  The Indenture creates a mortgage lien on substantially all of GMO’s St. Joseph Light & Power division utility plant.  Mortgage bonds totaling $11.2 million and $12.4 million, respectively, were outstanding at December 31, 2011 and 2010.

GMO Senior Notes
The fair value adjustment for GMO represents the $133.3 million purchase accounting adjustment to record GMO’s debt related to the 11.875% and 7.75% Senior Notes that are not fully reflected in electric retail rates as of the July 14, 2008, acquisition date, at estimated fair value, with the offset recorded to goodwill.  The fair value adjustment is being amortized as a reduction to interest expense over the remaining life of the individual debt issues.  Amortization for 2011, 2010 and 2009 was $33.6 million, $34.6 million and $33.0 million, respectively.  The fair value adjustment will be fully amortized in 2012 with amortization of $16.3 million.

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

Great Plains Energy makes quarterly contract adjustment payments at the rate of 2.00% per year of the stated amount of $50 per Equity Unit and interest payments at the rate of 10.00% per year on the subordinated notes.  Great Plains Energy must attempt to remarket the subordinated notes, in whole but not in part, by June 12, 2012.  In connection with a successful remarketing of the notes, Great Plains Energy may elect, without the consent of any of the holders, to modify the notes’ stated maturity to any date on or after June 15, 2014 and earlier than June 15, 2042.  The proceeds from a successful remarketing will be used to satisfy the holders’ obligation under the purchase contract.  If the notes have not been successfully remarketed by June 12, 2012, the holders of all notes will have the right to put their notes to Great Plains Energy on June 15, 2012, in satisfaction of the holders’ obligation under the purchase contracts and Great Plains Energy will issue to the holders newly issued shares of the Company’s common stock equal to the settlement rate.

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

Scheduled Maturities
Great Plains Energy’s and KCP&L’s long-term debt maturities for the next five years are detailed in the following table.

2012		2013	2014	2015	2016
(millions)
Great Plains Energy $	801.4	$263.1	$1.5	$15.5	$1.6
KCP&L	12.7	0.4	0.4	14.4	0.4

At December 31, 2011, Great Plains Energy’s current maturities of long-term debt were $801.4 million.  In January 2012, KCP&L repaid $12.4 million of 4.00% EIRR bonds at maturity.  Great Plains Energy’s $287.5 million of Equity Units subordinated notes mature in 2042 but must be remarketed by June 12, 2012.  GMO’s $500.0 million of 11.875% Senior Notes mature in July 2012 and Great Plains Energy is evaluating alternatives to refinance this long-term debt.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

12.	COMMON SHAREHOLDERS’ EQUITY

Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that was filed and became effective in May 2009.

Great Plains Energy has 5.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan.  The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.  Great Plains Energy can issue new shares or purchase shares on the open market for the plan.  At December 31, 2011, 0.7 million shares remained available for future issuances.

Great Plains Energy has 12.3 million shares of common stock registered with the SEC for a defined contribution savings plan.  Shares issued under the plan may be either newly issued shares or shares purchased in the open market.  At December 31, 2011, 0.4 million shares remained available for future issuances.

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

As of December 31, 2011, all of Great Plains Energy’s and KCP&L’s retained earnings and net income were free of restrictions.  As a result of the above restrictions, Great Plains Energy’s subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2011.  The restrictions are not expected to affect the Companies’ ability to pay dividends at the current level in the foreseeable future.

13.	PREFERRED STOCK

At December 31, 2011, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s articles of incorporation.  All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding.  Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value.  If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices.  If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.

14.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
Great Plains Energy and KCP&L are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  The cost of complying with current and future environmental requirements is expected to be material to Great Plains Energy and KCP&L.  Failure to comply with environmental requirements or to timely recover environmental costs through rates could have a material effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently-effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule and the Mercury and Air Toxics Standards (MATS) rule that would reduce emissions of toxic air pollutants, (all of which are discussed below) is approximately $1 billion.  The actual cost of compliance with any existing, proposed or future rules may be significantly different from the cost estimate provided.

The approximate $1 billion current estimate of capital expenditures reflects the following capital projects:

•	KCP&L’s La Cygne No. 1 scrubber and baghouse installed by June 2015;

•	KCP&L’s La Cygne No. 2 full air quality control system (AQCS) installed by June 2015;

•	KCP&L’s Montrose No. 3 full AQCS installed by approximately 2017; and

•	GMO’s Sibley No. 3 scrubber and baghouse installed by approximately 2017.

In September 2011, KCP&L commenced construction of the La Cygne project.  Other capital projects at KCP&L’s Montrose Nos. 1 and 2 and GMO’s Sibley Nos. 1 and 2 and Lake Road Nos. 4 and 6 are possible but are currently considered less likely.  Any capacity and energy requirements resulting from a decision not to proceed with these less likely projects is currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.

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

In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  The CSAPR requires the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR includes Kansas, Missouri and other states.  Kansas and Missouri are included in the annual SO2 and NOx programs for the control of fine particulate matter in the CSAPR.  In December 2011, the EPA finalized a rulemaking to include Missouri for ozone season control but not Kansas.  The EPA will address the inclusion of Kansas in a separate action and revisit Kansas’ status in the CSAPR at that time.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  There would be additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.  In February 2012, the EPA finalized technical adjustments to the final CSAPR.  The rules amend the assurance penalty provisions, which would further restrict interstate trading of emission allowances, to start in 2014 instead of 2012.  The EPA revised certain unit-level allocations in certain states, including Kansas and Missouri, which would re-allocate allowances to assist KCP&L in compliance with the CSAPR.

Compliance with the CSAPR was to begin in 2012.  Multiple states, utilities and other parties, including KCP&L, filed requests for reconsideration and stays with the EPA and/or the D.C. Circuit Court.  In December 2011, the D.C. Circuit Court issued an order staying the CSAPR pending the Court's resolution of the petitions for review of the rule.  The order requires the EPA to continue administering the CAIR while the CSAPR is stayed.

The CSAPR is complex and Great Plains Energy and KCP&L are evaluating its impacts.  The Companies project that they may not be allocated sufficient SO2 or NOX emissions allowances to cover their currently expected operations when the rule becomes effective.  Any shortfall in allocated allowances is anticipated to be addressed through a combination of permissible allowance trading, installing additional emission control equipment, changes in plant processes, or purchasing additional power in the wholesale market.

Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s La Cygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have submitted BART plans to the EPA. In December 2011, the EPA issued a proposal that would approve the CSAPR as an alternative to determining BART.  As a result, states in the CSAPR would be able to substitute participation in the CSAPR for source-specific BART.  In December 2011, the EPA approved the Kansas BART plan.

Mercury and Air Toxics Standards (MATS) Rule
In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was effective are subject to a new source maximum achievable control technology (MACT) determination on a case-by-case basis.  In July 2009, the EPA sent a letter notifying KCP&L that a MACT determination and schedule of compliance is required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 as an affected EGU.  This was an outcome of the D.C. Circuit Court of Appeals’ vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  It is not currently known how the MACT determination and schedule of compliance will impact the permitting or operating requirements for Iatan No. 2, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits.

In December 2011, the EPA finalized the Mercury and Air Toxics Standards (MATS) Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired EGUs with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan.  Compliance with the rule would need to be addressed by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three years for compliance with authority for state permitting authorities to grant an additional year as needed for technology installation.  The EPA indicated that it expects this option to be broadly available.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration; although in January 2012, the D.C. Circuit Court vacated the stay and remanded the stay to the EPA.  In December 2011, the EPA issued a proposed revised rule and intends to issue a final rule in the spring of 2012.  The proposed revised rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L’s and GMO’s existing units that produce steam other than for the generation of electricity.  The existing boiler rule and its proposed revisions do not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In March 2010, the U.S. District Court in the District of Kansas approved a settlement agreement between Westar and the parties of a lawsuit filed by the Department of Justice on behalf of the EPA.  The lawsuit asserted that certain projects completed at the Jeffrey Energy Center violated certain requirements of the EPA’s New Source Review program.  The Jeffrey Energy Center consists of three coal-fired units located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  The settlement agreement required, among other things, the installation of a selective catalytic reduction (SCR) system at one of the Jeffrey Energy Center units by the end of 2014 and the payment of a $3 million civil penalty.  Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016.  There is no assurance that GMO’s share of these costs would be recovered in rates and failure to recover such costs could have a significant effect on Great Plains Energy’s results of operations, financial position and cash flows.

KCP&L has received requests for information from the Kansas Department of Health and Environment (KDHE) pertaining to a past La Cygne No. 1 scrubber project.  KCP&L is working with the KDHE to resolve this issue and management currently believes the outcome will not have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Collaboration Agreement
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement under which KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and La Cygne generating stations and other initiatives designed to offset CO2 emissions.  Full implementation of the terms of the Collaboration Agreement will necessitate approval from the appropriate authorities, as some of the initiatives in the agreement require regulatory approval.

In 2006, KCP&L installed 100 MWs of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500 MWs in total by the end of 2012 with 100 MWs to be added by the end of 2010 and the remainder added by the end of 2012, subject to regulatory approval.  In 2010, KCP&L completed a 48 MWs wind project adjacent to its existing Spearville wind site with wind turbines it already owned and also secured 52 MWs of renewable energy credits.  During 2011, KCP&L entered into long-term power purchase agreements for approximately 231 MWs of wind generation beginning in 2012 and GMO entered into a long-term power purchase agreement for approximately 100 MWs of wind generation beginning in 2012, which expire in 2032.

KCP&L has a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that, consistent with the Collaboration Agreement, will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L’s predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L’s decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L’s 50% share of the estimated cost is $615 million.  KCP&L began the project in September 2011.

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

Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies’ current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 18 million tons per year for Great Plains Energy and KCP&L, respectively.

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

At the state level, a Kansas law enacted in May 2009 required Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 required at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2MW in 2011 for each of KCP&L and GMO) required to come from solar resources.

KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar requirement, through 2023 for KCP&L and 2018 for GMO.  KCP&L and GMO project that the purchase of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2016.

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

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2.  The EPA revised the primary SO2 standard by establishing a new 1-hour standard at a level of 0.075 ppm.  The EPA revoked the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the MDNR recommended to the EPA that part of Jackson County, Missouri, which is in the Companies’ service territory, be designated a nonattainment area for the new 1-hour SO2 standard.

Montrose Station Notice of Violation
In June 2009, KCP&L received notification from the MDNR alleging that its Montrose Station had excess particulate matter emissions in 2008.  In November 2011, KCP&L and MDNR Executed an Abatement Order on Consent that resolved all claims for the violations alleged without KCP&L admitting the validity or accuracy of such claims.  KCP&L agreed in compromise and satisfaction of MDNR’s claims to complete a supplemental environmental project in the amount of $150,000.

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

Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) hold current and previous owners or operators of real property, and any person who arranges for the disposal or treatment of hazardous substances at a property, liable on a joint and several basis for the costs of cleaning up contamination at or migrating from such real property, even if they did not know of and were not responsible for such contamination.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyl (PCB) contamination, and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At December 31, 2011 and 2010, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At December 31, 2011 and 2010, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at December 31, 2011 and 2010, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB contaminated sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.

GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.4 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

Contractual Commitments
Great Plains Energy’s and KCP&L’s expenses related to lease commitments are detailed in the following table.

	2011	2010	2009
	(millions)
Great Plains Energy	$20.9	$17.2	$23.4
KCP&L	17.0	13.2	19.3

Great Plains Energy’s and KCP&L’s contractual commitments at December 31, 2011, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2012	2013	2014	2015	2016	After 2016	Total
Lease commitments	(millions)
Operating lease	$19.7	$16.3	$14.8	$13.6	$9.8	$119.2	$193.4
Capital lease	0.4	0.4	0.4	0.4	0.4	4.7	6.7
Purchase commitments
Fuel	397.4	360.5	202.0	103.9	83.2	94.1	1,241.1
Power	8.5	29.2	34.8	34.8	34.8	686.3	828.4
Capacity	13.4	12.4	4.5	4.2	2.4	-	36.9
La Cygne environmental project	376.6	300.2	125.4	5.5	-	-	807.7
Non-regulated natural gas
transportation	2.8	3.6	3.6	3.6	3.6	0.9	18.1
Other	54.4	101.7	21.0	25.4	3.7	49.8	256.0
Total contractual commitments	$873.2	$824.3	$406.5	$191.4	$137.9	$955.0	$3,388.3

KCP&L
	2012	2013	2014	2015	2016	After 2016	Total
Lease commitments	(millions)
Operating lease	$16.0	$14.0	$13.0	$12.2	$9.7	$119.2	$184.1
Capital lease	0.2	0.2	0.2	0.2	0.2	2.6	3.6
Purchase commitments
Fuel	336.0	298.8	169.1	91.5	79.1	94.1	1,068.6
Power	8.5	29.2	34.8	34.8	34.8	499.1	641.2
Capacity	4.7	3.7	2.9	3.0	1.2	-	15.5
La Cygne environmental project	376.6	300.2	125.4	5.5	-	-	807.7
Other	40.3	100.9	20.2	24.6	2.9	39.5	228.4
Total contractual commitments	$782.3	$747.0	$365.6	$171.8	$127.9	$754.5	$2,949.1

Great Plains Energy has expected sublease income of $1.2 million for the years 2012-2013.  Lease commitments end in 2048.  Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner.  Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.2 million per year from 2012 to 2015 and then $0.4 million per year from 2016 to 2025, for a total of $13.0 million.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation.  Power commitments consist of commitments for renewable energy under power purchase agreements.  KCP&L and GMO purchase capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $3.8 million for 2012 and $1.6 million for 2013.  La Cygne environmental project represents contractual commitments related to environmental upgrades at KCP&L’s La Cygne station.  KCP&L owns 50% of the La Cygne station and expects to be reimbursed by the other owner for its 50% share of the costs.  Non-regulated natural gas transportation consists of MPS Merchant’s commitments.  Other represents individual commitments entered into in the ordinary course of business.

15.	LEGAL PROCEEDINGS

KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010, and a decision was issued in November 2010, granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  Briefing to the Court was completed in December 2011, and oral argument has been scheduled for March 7, 2012.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market FERC issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, in December 2001, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC for further consideration.  In May 2011, FERC issued an order which clarified the scope of the hearing in the refund proceeding and ruled on requests for rehearing and motions to dismiss.  A hearing is set for April 2012.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

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

16.	GUARANTEES

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

At December 31, 2011, Great Plains Energy has provided $666.0 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2012,

•	Great Plains Energy letters of credit to GMO counterparties totaling $11.6 million, which expire in 2012, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $613.7 million, which includes debt with maturity dates ranging from 2012-2023.

Great Plains Energy has also guaranteed GMO’s $450 million revolving line of credit with a group of banks as amended December 2011 and expiring in December 2016.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under this credit facility.

17.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $108.4 million for 2011, $100.9 million for 2010 and $102.7 million for 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	December 31
	2011	2010
	(millions)
Net receivable from GMO	$24.1	$29.9
Net receivable from Great Plains Energy	9.5	13.3

18.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2011, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

Interest Rate Risk Management
In May 2011, Great Plains Energy issued $350.0 million of long-term debt and settled six FSS simultaneously with the issuance of this long-term fixed rate debt.  Great Plains Energy had entered into the six FSS with notional amounts totaling $350.0 million to hedge against interest rate variability on the debt issuance.  The six FSS were treated as cash flow hedges with no ineffectiveness recorded in 2011 or 2010.  A pre-tax loss of $26.1 million was recorded to OCI and is being reclassified to interest expense over the first three years of the ten-year debt.  In 2011, a $5.4 million loss has been reclassified from OCI to interest expense.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2011, KCP&L had hedged 66%, 56% and 13%, respectively, of the 2012, 2013 and 2014 projected natural gas usage for retail load and firm MWh sales by utilizing futures contracts.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges in 2011, 2010 or 2009.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At December 31, 2011, GMO had financial contracts in place to hedge approximately 45%, 38% and 38%, respectively, of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2012, 2013 and 2014.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant, which has certain long-term natural gas contracts remaining from its former non-regulated trading operations, manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivatives) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of physical trading energy contracts as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.

The notional and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	December 31		December 31
	2011		2010
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$2.0	$(0.5)	$4.0	$-
Non-hedging derivatives	23.6	(5.0)	59.5	(2.5)
Forward contracts
Non-hedging derivatives	97.3	7.8	202.8	8.9
Option contracts
Non-hedging derivatives	0.4	-	0.2	-
Anticipated debt issuance
Forward starting swaps	-	-	350.0	(20.8)
KCP&L
Futures contracts
Cash flow hedges	2.0	(0.5)	4.0	-

The fair values of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.8	5.0
Total Derivatives		$7.8	$5.5

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1
Interest rate contracts	Derivative instruments	-	20.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	9.4	3.0
Total Derivatives		$9.5	$23.9

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2011	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.5

December 31, 2010
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$0.1	$0.1

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)

	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
2011	(millions)		(millions)
Interest rate contracts	$(5.3)	Interest charges	$(16.9)
Commodity contracts	(0.6)	Fuel	(0.1)
Income tax benefit	2.3	Income tax benefit	6.6
Total	$(3.6)	Total	$(10.4)

2010
Interest rate contracts	$(27.1)	Interest charges	$(10.1)
Commodity contracts	(0.9)	Fuel	(0.5)
Income tax benefit	10.8	Income tax benefit	4.0
Total	$(17.2)	Total	$(6.6)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)

	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
2011	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(8.7)
Commodity contracts	(0.6)	Fuel	(0.1)
Income tax benefit	0.2	Income tax benefit	3.4
Total	$(0.4)	Total	$(5.4)

2010
Interest rate contracts	$-	Interest charges	$(8.8)
Commodity contracts	(0.9)	Fuel	(0.5)
Income tax benefit	0.3	Income tax benefit	3.6
Total	$(0.6)	Total	$(5.7)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized on Regulatory
	Account on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
	(millions)		(millions)
2011
Commodity contracts	$(8.3)	Fuel	$(3.8)
Total	$(8.3)	Total	$(3.8)

2010
Commodity contracts	$(8.2)	Fuel	$(7.2)
Total	$(8.2)	Total	$(7.2)

Great Plains Energy’s income statement reflects losses for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $1.1 million for 2011 and $0.2 million for 2010.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2011	2010	2011	2010
	(millions)
Current assets	$11.3	$12.0	$11.3	$12.0
Current liabilities	(89.5)	(101.5)	(62.5)	(71.6)
Noncurrent liabilities	(0.2)	-	(0.2)	-
Deferred income taxes	30.5	34.8	20.0	23.2
Total	$(47.9)	$(54.7)	$(31.4)	$(36.4)

Great Plains Energy’s accumulated OCI in the table above at December 31, 2011, includes $20.5 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $9.1 million that is expected to be reclassified to expense over the next twelve months.

19.	FAIR VALUE MEASUREMENTS

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010.

			Fair Value Measurements Using
Description	December 31 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$84.3	$-	$84.3	$-	$-
Debt securities
U.S. Treasury	15.3	-	15.3	-	-
U.S. Agency	3.6	-	-	3.6	-
State and local obligations	2.6	-	-	2.6	-
Corporate bonds	26.4	-	-	26.4	-
Foreign governments	0.7	-	-	0.7	-
Other	(0.6)	-	-	(0.6)	-
Total nuclear decommissioning trust	132.3	-	99.6	32.7	-
Total	132.3	-	99.6	32.7	-
Liabilities
Derivative instruments (a)	-	(0.5)	0.5	-	-
Total	$-	$(0.5)	$0.5	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.1	-	-	0.1	-
Total SERP rabbi trust	0.3	-	0.2	0.1	-
Total	8.1	-	0.2	4.8	3.1
Liabilities
Derivative instruments (a)	-	(5.0)	5.0	-	-
Total	$-	$(5.0)	$5.0	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
Nuclear decommissioning trust (b)	132.3	-	99.6	32.7	-
SERP rabbi trust (c)	0.3	-	0.2	0.1	-
Total	140.4	-	99.8	37.5	3.1
Liabilities
Derivative instruments (a)	-	(5.5)	5.5	-	-
Total	$-	$(5.5)	$5.5	$-	$-

			Fair Value Measurements Using
Description	December 31 2010	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$-	$(0.1)	$0.1	$-	$-
Nuclear decommissioning trust (b)
Equity securities	85.5	-	85.5	-	-
Debt securities
U.S. Treasury	8.9	-	8.9	-	-
U.S. Agency	4.8	-	-	4.8	-
State and local obligations	2.5	-	-	2.5	-
Corporate bonds	23.7	-	-	23.7	-
Foreign governments	0.7	-	-	0.7	-
Other	0.4	-	-	0.4	-
Total nuclear decommissioning trust	126.5	-	94.4	32.1	-
Total	126.5	(0.1)	94.5	32.1	-
Liabilities
Derivative instruments (a)	-	(0.1)	0.1	-	-
Total	$-	$(0.1)	$0.1	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.5)	$0.5	$5.2	$3.7
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	7.0	-	-	7.0	-
Total SERP rabbi trust	7.2	-	0.2	7.0	-
Total	16.1	(0.5)	0.7	12.2	3.7
Liabilities
Derivative instruments (a)	20.8	(3.0)	3.0	20.8	-
Total	$20.8	$(3.0)	$3.0	$20.8	$-
Great Plains Energy
Assets
Derivative instruments (a)	$8.9	$(0.6)	$0.6	$5.2	$3.7
Nuclear decommissioning trust (b)	126.5	-	94.4	32.1	-
SERP rabbi trust (c)	7.2	-	0.2	7.0	-
Total	142.6	(0.6)	95.2	44.3	3.7
Liabilities
Derivative instruments (a)	20.8	(3.1)	3.1	20.8	-
Total	$20.8	$(3.1)	$3.1	$20.8	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $3.0 million and $2.7 million at December 31, 2011 and 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $20.3 million and $14.6 million at December 31, 2011 and 2010, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At December 31, 2011 and 2010, Great Plains Energy netted $5.5 million and $2.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities, net measured at fair value on a recurring basis for 2011 and 2010.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other
Great
Plains
Energy
Derivative
Instruments
(millions)
Balance January 1, 2011	$3.7
Total realized/unrealized gains
included in non-operating income	10.9
Settlements	(11.5)
Balance December 31, 2011	$3.1

Total unrealized losses included in non-operating
income relating to assets and liabilities still on the
consolidated balance sheet at December 31, 2011	$(0.2)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	State & Local	Derivative
	Obligations	Instruments	Total
	(millions)
Balance January 1, 2010	$0.2	$4.1	$4.3
Total realized/unrealized losses
included in non-operating income	-	(12.5)	(12.5)
Sales	(0.2)	-	(0.2)
Settlements	-	12.1	12.1
Balance December 31, 2010	$-	$3.7	$3.7

Total unrealized gains included in non-operating
income relating to assets and liabilities still
on the consolidated balance sheet at December 31, 2010	$-	$0.1	$0.1

Investments in Affordable Housing Limited Partnerships
Nearly all of Great Plains Energy’s investments in affordable housing limited partnerships were recorded at cost; the equity method was used for the remainder.  Accounting guidance requires entities to evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an impairment indicator).  During 2010, an impairment indicator occurred, which required Great Plains Energy to evaluate if its cost method investments in affordable housing limited partnerships were impaired.  The value of these investments was derived from tax credits and potential cash distributions from the partnerships upon sales of the underlying properties.  All of the tax credits had been received and management did not anticipate receiving any cash distributions from the partnerships; therefore, management concluded that the investments were impaired and that the impairment was other than temporary since the partnerships were in the process of liquidating over the next 2 – 3 years.  As a result of the evaluation, management concluded that the cost method investments had no value and accordingly, Great Plains Energy recorded an $11.2 million pre-tax impairment loss in non-operating expense on the consolidated income statement in 2010.

20.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy	2011	2010	2009
Current income taxes	(millions)
Federal	$2.9	$(7.4)	$(11.1)
State	(6.0)	(4.3)	(0.9)
Foreign	(0.4)	0.1	1.3
Total	(3.5)	(11.6)	(10.7)
Deferred income taxes
Federal	90.5	99.8	(13.6)
State	20.7	24.0	10.0
Total	111.2	123.8	(3.6)
Noncurrent income taxes
Federal	(18.0)	(4.8)	8.3
State	(2.1)	(1.8)	1.1
Foreign	(0.6)	0.5	(1.5)
Total	(20.7)	(6.1)	7.9
Investment tax credit
Deferral	-	(4.2)	37.2
Amortization	(2.2)	(2.9)	(2.2)
Total	(2.2)	(7.1)	35.0
Total income tax expense	84.8	99.0	28.6
Less: taxes on discontinued operations
Current tax benefit	-	-	(1.1)
Deferred tax expense	-	-	0.2
Income tax expense on continuing operations	$84.8	$99.0	$29.5

KCP&L	2011	2010	2009
Current income taxes	(millions)
Federal	$1.0	$5.5	$41.2
State	(0.6)	1.1	4.8
Total	0.4	6.6	46.0
Deferred income taxes
Federal	66.0	69.8	(41.7)
State	14.6	13.4	3.5
Total	80.6	83.2	(38.2)
Noncurrent income taxes
Federal	(9.3)	(1.6)	3.4
State	(1.1)	(0.3)	(0.1)
Total	(10.4)	(1.9)	3.3
Investment tax credit
Deferral	-	(4.2)	37.2
Amortization	(1.5)	(2.1)	(1.4)
Total	(1.5)	(6.3)	35.8
Total	$69.1	$81.6	$46.9

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2011	2010	2009	2011	2010	2009
	(millions)
Federal statutory income tax	$90.7	$108.7	$63.4	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	4.0	(5.2)	(9.9)	1.5	(1.7)	(5.5)
Amortization of investment tax credits	(2.2)	(2.9)	(2.2)	(0.8)	(0.9)	(1.2)
Federal income tax credits	(13.1)	(12.5)	(8.0)	(5.0)	(4.1)	(4.4)
State income taxes	10.5	11.4	7.9	4.0	3.7	4.4
Medicare Part D subsidy legislation	-	2.8	-	-	0.9	-
Changes in uncertain tax positions, net	(4.4)	0.3	(72.1)	(1.7)	0.1	(39.8)
Valuation allowance	(2.2)	(2.7)	55.8	(0.8)	(0.9)	30.8
Other	1.5	(0.9)	(5.4)	0.5	(0.3)	(3.0)
Total	$84.8	$99.0	$29.5	32.7%	31.8%	16.3%

	Income Tax Expense			Income Tax Rate
KCP&L	2011	2010	2009	2011	2010	2009
	(millions)
Federal statutory income tax	$71.6	$85.7	$61.5	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	3.4	(4.5)	(7.7)	1.6	(1.8)	(4.4)
Amortization of investment tax credits	(1.5)	(2.1)	(1.4)	(0.7)	(0.9)	(0.8)
Federal income tax credits	(13.0)	(8.5)	(7.8)	(6.3)	(3.5)	(4.4)
State income taxes	8.1	8.9	5.8	3.9	3.6	3.3
Medicare Part D subsidy legislation	-	2.8	-	-	1.1	-
Changes in uncertain tax positions, net	0.3	-	(0.5)	0.1	-	(0.3)
Other	0.2	(0.7)	(3.0)	0.2	(0.2)	(1.7)
Total	$69.1	$81.6	$46.9	33.8%	33.3%	26.7%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2011	2010	2011	2010
Current deferred income tax asset (liability)	(millions)
Other	$7.9	$14.7	$(0.1)	$5.6
Net current deferred income tax asset (liability) before
valuation allowance	7.9	14.7	(0.1)	5.6
Valuation allowance	(0.4)	(0.4)	-	-
Net current deferred income tax asset (liability)	7.5	14.3	(0.1)	5.6
Noncurrent deferred income taxes
Plant related	(1,193.6)	(975.5)	(861.6)	(711.5)
Income taxes on future regulatory recoveries	(144.3)	(142.6)	(119.6)	(117.2)
Derivative instruments	43.3	46.0	31.1	34.4
Pension and postretirement benefits	(34.2)	(16.3)	(11.7)	2.0
SO2 emission allowance sales	31.1	30.8	31.9	33.4
Fuel clause adjustments	(17.2)	(16.6)	(5.4)	(3.2)
Transition costs	(17.4)	(20.0)	(9.6)	(11.4)
Tax credit carryforwards	213.7	204.3	116.8	101.5
Long-term debt fair value adjustment	6.3	19.2	-	-
Customer demand programs	(26.4)	(23.3)	(18.6)	(17.3)
Net operating loss carryforward	543.7	409.2	77.9	1.1
Other	(10.1)	(7.3)	(3.9)	(3.8)
Net noncurrent deferred income tax liability before
valuation allowance	(605.1)	(492.1)	(772.7)	(692.0)
Valuation allowance	(23.5)	(26.2)	-	-
Net noncurrent deferred income tax liability	(628.6)	(518.3)	(772.7)	(692.0)
Net deferred income tax liability	$(621.1)	$(504.0)	$(772.8)	$(686.4)

	Great Plains Energy		KCP&L
December 31	2011	2010	2011	2010
	(millions)
Gross deferred income tax assets	$1,203.6	$1,140.7	$618.7	$602.4
Gross deferred income tax liabilities	(1,824.7)	(1,644.7)	(1,391.5)	(1,288.8)
Net deferred income tax liability	$(621.1)	$(504.0)	$(772.8)	$(686.4)

Tax Credit Carryforwards
At December 31, 2011 and 2010, Great Plains Energy had $118.0 million and $102.6 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2011 and 2010, KCP&L had $116.8 million and $101.5 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2031.  Approximately $0.5 million of Great Plains Energy’s credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.

At December 31, 2011 and 2010, Great Plains Energy had $91.0 million and $90.0 million, respectively, of federal alternative minimum tax credit carryforwards.  Of this amount, $89.8 million was acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2011 and 2010, Great Plains Energy had $4.7 million and $11.8 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in the years 2012 to 2016.  Management expects that a portion of these credits will expire unutilized and has provided a valuation allowance against $0.3 million of the state income tax benefit.

Net Operating Loss Carryforwards
At December 31, 2011 and 2010, Great Plains Energy had $473.1 million and $353.0 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $315.7 million and $317.5 million, at December 31, 2011 and 2010, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs are $32.6 million originating in 2003, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $23.4 million originating in 2009, $11.6 million originating in 2010, and $122.0 million originating in 2011.  The federal NOL carryforwards expire in years 2023 to 2031.

In addition, Great Plains Energy also had deferred tax benefits of $70.6 million and $56.2 million related to state NOLs as of December 31, 2011 and 2010, respectively.  Approximately $49.9 million and $49.4 million at December 31, 2011 and 2010, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $23.2 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $23.2 million of state tax benefits.

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

During 2011 and 2010, $2.7 million and $3.2 million, respectively, of tax benefit was recorded in continuing operations.  These adjustments are primarily related to a portion of the valuation allowance against federal and state NOL carryforwards.

Uncertain Tax Positions
At December 31, 2011 and 2010, Great Plains Energy had $24.0 million and $42.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $11.8 million and $17.3 million at December 31, 2011 and 2010, respectively, are expected to impact the effective tax rate if recognized.  The $18.0 million decrease in unrecognized tax benefits in 2011 is primarily due to a decrease of $18.4 million of unrecognized tax benefits related to the settlement of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The $18.4 million tax benefit recognized related to the 2006-2008 audit was offset by an increase of $16.4 million in deferred income tax liabilities since a significant portion of the unrecognized tax benefits were related to temporary tax differences, which resulted in an increase to net income of $2.0 million.

At December 31, 2009, Great Plains Energy had $51.4 million of liabilities related to unrecognized tax benefits of which $17.3 million was expected to impact the effective rate if recognized.  The $9.4 million decrease in unrecognized tax benefits in 2010 was primarily due to a decrease of $8.6 million of unrecognized tax benefits related to the sale of certain GMO property during 2010.

At December 31, 2011 and 2010, KCP&L had $8.7 million and $19.1 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.2 million and $0.3 million at December 31, 2011 and 2010, respectively, are expected to impact the effective tax rate if recognized.  The $10.4 million decrease in unrecognized tax benefits in 2011 is primarily due to a decrease of $12.1 million related to the settlements of the IRS audit for Great Plains Energy’s 2006-2008 tax years.  The tax benefit recognized related to the 2006-2008 audit was offset by an increase of deferred income tax liabilities which resulted in an insignificant impact to net income.  At December 31, 2009, KCP&L had $20.9 million of liabilities related to unrecognized tax benefits of which $0.4 million was expected to impact the effective rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy			KCP&L
	2011	2010	2009	2011	2010	2009
	(millions)
Balance at January 1	$42.0	$51.4	$97.3	$19.1	$20.9	$17.6
Additions for current year tax positions	1.4	2.7	13.2	-	1.3	3.9
Additions for prior year tax positions	2.4	2.1	8.2	2.3	1.5	3.0
Additions for GMO prior year tax positions	-	-	11.6	-	-	-
Reductions for prior year tax positions	(20.9)	(10.6)	(1.3)	(12.6)	(1.6)	(0.8)
Settlements	-	(3.8)	(76.7)	-	(2.9)	(2.2)
Statute expirations	(0.7)	(0.3)	(0.7)	(0.1)	(0.1)	(0.6)
Foreign currency translation adjustments	(0.2)	0.5	(0.2)	-	-	-
Balance at December 31	$24.0	$42.0	$51.4	$8.7	$19.1	$20.9

Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2011, 2010 and 2009, accrued interest related to unrecognized tax benefits for Great Plains Energy was $5.7 million, $6.7 million and $5.9 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at December 31, 2011, 2010 and 2009.  In 2011, Great Plains Energy recognized a decrease of $0.9 million of interest expense related to unrecognized tax benefits.  In 2010 and 2009, Great Plains Energy recognized an increase of interest expense related to unrecognized tax benefits of $0.5 million and $1.4 million, respectively.

 KCP&L had accrued interest related to unrecognized tax benefits of $0.2 million, $1.4 million and $1.7 million, at December 31, 2011, 2010 and 2009, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.  In 2011 and 2010, KCP&L recognized a reduction of $1.2 million and $0.3 million of interest expense, respectively.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009-2010 tax years.  The Company estimates that it is reasonably possible that $4.7 million for Great Plains Energy and $0.2 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.

21.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  Other includes GMO activity other than its regulated utility operations, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

	Electric		Great Plains
2011	Utility	Other	Energy
	(millions)
Operating revenues	$2,318.0	$-	$2,318.0
Depreciation and amortization	(273.1)	-	(273.1)
Interest charges	(176.9)	(41.5)	(218.4)
Income tax (expense) benefit	(109.3)	24.5	(84.8)
Net income (loss) attributable to Great Plains Energy	199.9	(25.5)	174.4

	Electric		Great Plains
2010	Utility	Other	Energy
	(millions)
Operating revenues	$2,255.5	$-	$2,255.5
Depreciation and amortization	(331.6)	-	(331.6)
Interest charges	(143.1)	(41.7)	(184.8)
Income tax (expense) benefit	(123.3)	24.3	(99.0)
Net income (loss) attributable to Great Plains Energy	235.3	(23.6)	211.7

	Electric		Great Plains
2009	Utility	Other	Energy
	(millions)
Operating revenues	$1,965.0	$-	$1,965.0
Depreciation and amortization	(302.2)	-	(302.2)
Interest charges	(151.0)	(29.9)	(180.9)
Income tax (expense) benefit	(63.6)	34.1	(29.5)
Discontinued operations	-	(1.5)	(1.5)
Net income (loss) attributable to Great Plains Energy	157.8	(7.7)	150.1

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
2011	(millions)
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures	456.6	-	-	456.6
2010
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures	618.1	-	-	618.1
2009
Assets	$8,765.3	$152.5	$(435.0)	$8,482.8
Capital expenditures	841.3	-	-	841.3

22.	DISCONTINUED OPERATIONS

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy, LLC, to Direct Energy Services, LLC, a subsidiary of Centrica plc.  In 2009, Great Plains Energy had a loss from discontinued operations of Strategic Energy before income taxes of $2.4 million and a loss net of income taxes of $1.5 million relating to gross receipt taxes for periods prior to the sale and the reversal of a reserve that had been established for certain indemnification obligations.

23.	JOINTLY-OWNED ELECTRIC UTILITY PLANTS

Great Plains Energy’s and KCP&L’s share of jointly-owned electric utility plants at December 31, 2011, are detailed in the following tables.

Great Plains Energy
	Wolf Creek	La Cygne	Iatan No. 1	Iatan No. 2	Iatan	Jeffrey
	Unit	Units	Unit	Unit	Common	Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,473.8	$493.6	$667.9	$1,293.0	$364.4	$158.4
Accumulated depreciation	776.3	303.1	252.8	270.0	30.4	75.5
Nuclear fuel, net	76.6	-	-	-	-	-
Construction work in progress	39.4	79.1	6.5	5.9	30.2	5.3
2012 accredited capacity-MWs	547	711	620	641	NA	174

KCP&L
	Wolf Creek	La Cygne	Iatan No. 1	Iatan No. 2	Iatan
	Unit	Units	Unit	Unit	Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,473.8	$493.6	$542.3	$985.1	$287.5
Accumulated depreciation	776.3	303.1	207.9	261.3	26.0
Nuclear fuel, net	76.6	-	-	-	-
Construction work in progress	39.4	79.1	2.6	4.4	9.3
2012 accredited capacity-MWs	547	711	493	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.  KCP&L’s and GMO’s share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy’s and KCP&L’s financial statements.

24.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2011	(millions, except per share amounts)
Operating revenue	$492.9	$565.1	$773.7	$486.3
Operating income	41.2	115.6	262.7	60.3
Net income	2.3	43.4	126.6	1.9
Net income attributable to Great Plains Energy	2.4	43.4	126.5	2.1
Basic earnings per common share	0.02	0.32	0.93	0.01
Diluted earnings per common share	0.01	0.31	0.91	0.01
2010
Operating revenue	$506.9	$552.0	$728.8	$467.8
Operating income	62.0	134.9	243.8	31.6
Net income (loss)	20.3	64.4	132.0	(4.8)
Net income (loss) attributable to Great Plains Energy	20.3	64.3	132.0	(4.9)
Basic earnings (loss) per common share	0.15	0.47	0.97	(0.04)
Diluted earnings (loss) per common share	0.15	0.47	0.96	(0.04)

	Quarter
KCP&L	1st	2nd	3rd	4th
2011	(millions)
Operating revenue	$330.8	$383.4	$506.3	$337.8
Operating income	26.5	77.8	169.2	47.7
Net income	4.0	33.4	85.4	12.7
2010
Operating revenue	$335.6	$372.6	$486.5	$322.4
Operating income	40.5	84.7	163.6	22.6
Net income	19.2	48.2	92.6	3.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, common shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, common shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2012

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

GREAT PLAINS ENERGY

Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2011.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2011, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2012

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2011.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2011, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2012

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2012 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than April 30, 2012:

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

Equity Compensation Plans
Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.

KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy’s Long-Term Incentive Plan.

The following table provides information, as of December 31, 2011, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance.  The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	505,626 (1)	$25.91 (2)	5,528,707
Equity compensation plans not approved by security holders	-	-	-
Total	505,626 (1)	$25.91 (2)	5,528,707
(1)	Includes 442,042 performance shares at target performance levels, options for 9,353 shares of Great Plains Energy common stock and director deferred share units for 54,231 shares of Great Plains Energy common stock outstanding at December 31, 2011.
(2)	The 442,042 performance shares and director deferred share units for 54,231 shares of Great Plains Energy common stock have no exercise price and therefore are not reflected in the weighted average exercise price.

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

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.  The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2011 and 2010 and for other services rendered during 2011 and 2010 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2011	2010
Audit Fees	$1,125,215	$1,098,722
Audit-Related Fees	70,750	104,169
Tax Fees	231,643	112,058
All Other Fees	91,975	-
Total Fees	$1,519,583	$1,314,949

Audit Fees:  Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and reviews of the interim condensed consolidated financial statements included in quarterly reports.  Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

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

All Other Fees:  Consists of fees for all other services other than those described above.  In 2011, these fees included a pension plan review.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
Great Plains Energy		Page No.
a.	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	56
b.	Consolidated Balance Sheets - December 31, 2011 and 2010	57
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	59
d.	Consolidated Statements of Common Shareholders’ Equity and Noncontrolling Interest for the years ended December 31, 2011, 2010 and 2009	60
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	61
f.	Notes to Consolidated Financial Statements	68
g.	Report of Independent Registered Public Accounting Firm	132

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009	62
i.	Consolidated Balance Sheets - December 31, 2011 and 2010	63
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	65
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2011, 2010 and 2009	66
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009	67
m.	Notes to Consolidated Financial Statements	68
n.	Report of Independent Registered Public Accounting Firm	133

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I – Parent Company Financial Statements	157

b.	Schedule II – Valuation and Qualifying Accounts and Reserves	160
	KCP&L
c.	Schedule II – Valuation and Qualifying Accounts and Reserves	161
Exhibits

Exhibit Number		Description of Document	Registrant
2.1	*
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

Great Plains Energy
3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy
3.2	*	By-laws of Great Plains Energy Incorporated, as amended May 4, 2010 (Exhibit 3.1 to Form 8-K filed on May 5, 2010).	Great Plains Energy
3.3	*	Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of October 26, 2010. (Exhibit 3.3 to Form 10-K for the year ended December 31, 2010)	KCP&L
3.4	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008 (Exhibit 3.2 to Form 8-K filed on April 7, 2008).	KCP&L
4.1	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy
4.2	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy
4.3	*
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
Fourth Supplemental Indenture dated as of May 19, 2011 between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2011).

Great Plains Energy
4.6	*
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

Great Plains Energy
4.9	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).

Great Plains Energy
4.10	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as Trustee related to 11.875% Senior Notes due July 1, 2012 (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).

Great Plains Energy
4.11	*
General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

Great Plains Energy KCP&L
4.12	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1992).	Great Plains Energy KCP&L
4.13	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1993).	Great Plains Energy KCP&L

4.14	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).	Great Plains Energy KCP&L
4.15	*
Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).

Great Plains Energy KCP&L
4.16	*
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

Great Plains Energy KCP&L
4.19	*
Fifteenth Supplemental Indenture, dated as of June 30, 2011, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2011).

Great Plains Energy KCP&L
4.20	*	Indenture dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L
4.21	*	Term sheet for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 (Exhibit 4-b to Form 8-K filed on November 19, 2001).	Great Plains Energy KCP&L
4.22	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L
4.23	*
Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).

Great Plains Energy KCP&L

4.24	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L
4.25	*
Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).

Great Plains Energy KCP&L
4.26	*
Supplemental Indenture No. 2 dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).

Great Plains Energy KCP&L
4.27	*+
Supplemental Indenture No. 3 dated as of September 20, 2011 between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).

Great Plains Energy KCP&L
10.1	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L
10.2	*+	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L
10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan adopted as of May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L
10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of May 6, 2008 (Exhibit 10.1.25 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan awards Standards and Performance Criteria effective as of January 1, 2009 (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2010 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L
10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2011 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L
10.8	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).	Great Plains Energy KCP&L

10.9	*+	Form of 2008 Restricted Stock Agreement (Exhibit 10.1.20 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.10	*+	Form of Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.5 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.11	*+	Form of Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy KCP&L
10.12	*+	Form of 2001 and 2002 Nonqualified Stock Option Agreement (Exhibit 10.1.13 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L
10.13	*+	Form of 2003 Nonqualified Stock Option Agreement (Exhibit 10.1.14 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L
10.14	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L
10.15	*+	Form of 2010 three-year Performance Share Agreement (Exhibit 10.1.1 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L
10.16	*+	Form of 2010 Restricted Stock Agreement (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L
10.17	*+	Form of 2011 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L
10.18	*+	Form of 2011 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L
10.19	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy
10.20	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2011 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2011).

Great Plains Energy KCP&L
10.21	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L
10.22	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L
10.23	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L

10.24	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.25	*+	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L
10.26	*+	Form of Change in Control Severance Agreement with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L
10.27	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

Great Plains Energy KCP&L
10.28	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L
10.29	*+
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

Great Plains Energy KCP&L
10.31	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L
10.32	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).

Great Plains Energy KCP&L
10.33	*+	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008 (Exhibit 10.1.23 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L
10.34	*+	Employment offer letters to Michael J. Chesser dated September 10 and September 16, 2003 (Exhibit 10.1.35 to Form 10-K for the year ended December 31, 2008).	Great Plains Energy KCP&L

10.35	*+	Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Michael J. Chesser (Exhibit 10.1.10 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.36	*+	Discretionary Bonus Agreement dated as of May 5, 2009 between Great Plains Energy Incorporated and Terry Bassham (Exhibit 10.1.11 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L
10.37	*+
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and John R. Marshall (Exhibit 10.1 to Form 8-K filed on May 5, 2010).

Great Plains Energy KCP&L
10.38	*+	Consulting Services Assignment and Assumption Agreement between John R. Marshall and Coastal Partners Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010).	Great Plains Energy KCP&L
10.39	*+
Retirement and Consulting Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Barbara B. Curry (Exhibit 10.1 to Form 8-K filed on May 5, 2010).

Great Plains Energy KCP&L
10.40	*+
Retirement and Consulting Agreement dated May 20, 2011 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and William H. Downey (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011).

Great Plains Energy KCP&L
10.41	*+
Agreement among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and William G. Riggins dated as of October 26, 2010. (Exhibit 10.45 to Form 10-K for the year ended December 31, 2010)

Great Plains Energy KCP&L
10.42	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1 to Form 8-K filed on February 8, 2007).

Great Plains Energy
10.43	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K filed on February 8, 2007).

Great Plains Energy
10.44	*
Letter Agreement dated as of June 29, 2007 to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1.1 to Form 10-Q for the quarter ended June 30, 2007).

Great Plains Energy

10.45	*
Letter Agreement dated as of August 31, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.46	*
Letter Agreement dated as of September 28, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.47	*
Letter Agreement dated as of October 3, 2007, to Agreement and Plan of Merger, Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.6 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy
10.48	*
Letter Agreement dated as of November 30, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.40 to Form 10-K for the year ended December 31, 2007).

Great Plains Energy
10.49	*
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.41 to Form 10-K for the year ended December 31, 2007).

Great Plains Energy
10.50	*
Letter Agreement dated as of February 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy
10.51	*
Letter Agreement dated as of March 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy
10.52	*
Letter Agreement dated as of April 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2008).

Great Plains Energy

10.53	*
Letter Agreement dated as of May 29, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.54	*
Letter Agreement dated as of June 19, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.55	*
Letter Agreement dated as of June 27, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.7 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy
10.56	*
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

Great Plains Energy KCP&L
10.57	*
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed on April 2, 2008).

Great Plains Energy
10.58	*
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

Great Plains Energy
10.59
First Amendment to Credit Agreement dated as of December 9, 2011 among Great Plains Energy Incorporated, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy

10.60	*
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

Great Plains Energy KCP&L
10.61
First Amendment to Credit Agreement dated as of December 9, 2011 among Kansas City Power & Light Company, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy KCP&L
10.62	*
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

Great Plains Energy
10.63
First Amendment to Credit Agreement dated as of December 9, 2011 among KCP&L Greater Missouri Operations Company, Great Plains Energy Incorporated, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent,  The Royal Bank of Scotland PLC and BNP Paribas, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy
10.64	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011 (Exhibit 10.4 to Form 8-K filed on July 18, 2008).

Great Plains Energy
10.65	*
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

Great Plains Energy
10.67	*	Sales Agency Financing Agreement dated August 14, 2008 between Great Plains Energy Incorporated and BNY Mellon Capital Markets, LLC (Exhibit 1.1 to Form 8-K filed on August 14, 2008).	Great Plains Energy
10.68	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002 (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L
10.69	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).	Great Plains Energy KCP&L
10.70	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.71	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L
10.72	*
Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2007).

Great Plains Energy KCP&L
10.73	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L
10.74	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L

10.75	*
Amendment No. 1 dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).

Great Plains Energy KCP&L
10.76	*
Amendment No. 2 dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).

Great Plains Energy KCP&L
10.77	*
Amendment dated as of July 9, 2009 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).

Great Plains Energy KCP&L
10.78	*
Amendment and Waiver dated as of September 25, 2009 to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).

Great Plains Energy KCP&L
10.79	*
Amendment dated as of May 5, 2010 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).

Great Plains Energy KCP&L
10.80	*
Amendment dated as of February 23, 2011 to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).

Great Plains Energy KCP&L
10.81	*
Amendment dated as of September 9, 2011 to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).

Great Plains Energy KCP&L

10.82	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).

Great Plains Energy KCP&L
10.83	*
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

Great Plains Energy KCP&L
10.84	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

Great Plains Energy KCP&L
10.85	*
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

Great Plains Energy KCP&L
10.86	*
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

Great Plains Energy KCP&L
10.87	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood
Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).

Great Plains Energy
10.88	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

Great Plains Energy KCP&L

10.89	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).

Great Plains Energy KCP&L
10.90	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy
23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy
23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L
24.1		Powers of Attorney.	Great Plains Energy
24.2		Powers of Attorney.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L
32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L
101.INS	**	XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

Schedule I – Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2011	2010	2009
Operating Expenses	(millions, except per share amounts)
Selling, general and administrative	$0.8	$1.2	$8.8
Maintenance	-	-	0.2
General taxes	0.9	0.9	1.1
Total	1.7	2.1	10.1
Operating loss	(1.7)	(2.1)	(10.1)
Equity in earnings from subsidiaries	200.8	239.3	174.7
Non-operating income	24.7	3.4	-
Interest charges	(66.5)	(44.7)	(28.2)
Income from continuing operations before income taxes	157.3	195.9	136.4
Income tax benefit	17.1	15.8	15.2
Income from continuing operations	174.4	211.7	151.6
Equity in loss from discontinued subsidiary	-	-	(1.5)
Net income	174.4	211.7	150.1
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$172.8	$210.1	$148.5

Average number of basic common shares outstanding	135.6	135.1	129.3
Average number of diluted common shares outstanding	138.7	136.9	129.8

Basic earnings (loss) per common share
Continuing operations	$1.27	$1.55	$1.16
Discontinued operations	-	-	(0.01)
Basic earnings per common share	$1.27	$1.55	$1.15

Diluted earnings (loss) per common share
Continuing operations	$1.25	$1.53	$1.15
Discontinued operations	-	-	(0.01)
Diluted earnings per common share	$1.25	$1.53	$1.14

Cash dividends per common share	$0.835	$0.83	$0.83

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2011	2010
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$-	$0.3
Notes receivable from subsidiaries	0.6	249.4
Money pool receivable	0.9	2.0
Taxes receivable	0.9	7.2
Other	0.6	0.7
Total	3.0	259.6
Investments and Other Assets
Investment in KCP&L	2,045.5	2,005.0
Investments in other subsidiaries	1,377.0	1,360.2
Note receivable from subsidiaries	596.2	-
Deferred income taxes	33.7	7.2
Other	6.4	6.2
Total	4,058.8	3,378.6
Total	$4,061.8	$3,638.2

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$22.0	$9.5
Current maturities of long-term debt	287.5	-
Accounts payable to subsidiaries	31.8	31.1
Accrued taxes	5.1	-
Accrued interest	7.6	6.4
Derivative instruments	-	20.8
Other	2.9	7.1
Total	356.9	74.9
Deferred Credits and Other Liabilities
Other	6.7	1.4
Total	6.7	1.4
Capitalization
Common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
136,406,306 and 136,113,954 shares issued, stated value	2,330.6	2,324.4
Retained earnings	684.7	626.5
Treasury stock - 264,567 and 400,889 shares, at cost	(5.6)	(8.9)
Accumulated other comprehensive loss	(49.8)	(56.1)
Total	2,959.9	2,885.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	699.3	637.0
Total	3,698.2	3,561.9
Commitments and Contingencies
Total	$4,061.8	$3,638.2

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2011	2010	2009
Cash Flows from Operating Activities	(millions)
Net income	$174.4	$211.7	$150.1
Adjustments to reconcile income to net cash from operating activities:
Amortization	11.2	3.9	1.9
Deferred income taxes, net	(18.6)	13.9	(6.1)
Equity in earnings from subsidiaries	(200.8)	(239.3)	(174.7)
Equity in (earnings) loss from discontinued subsidiary	-	-	1.5
Cash flows affected by changes in:
Accounts receivable from subsidiaries	-	(2.6)	3.7
Taxes receivable	6.3	-	4.8
Accounts payable to subsidiaries	(0.3)	2.2	0.2
Other accounts payable	-	(0.1)	0.1
Accrued taxes	5.2	-	-
Accrued interest	1.2	2.7	1.4
Cash dividends from subsidiaries	148.0	138.6	94.0
Interest hedge settlement	(26.1)	(6.9)	-
Other	2.1	(0.9)	8.8
Net cash from operating activities	102.6	123.2	85.7
Cash Flows from Investing Activities
Equity contributions to subsidiaries	-	-	(455.0)
Intercompany lending	(347.4)	(248.8)	-
Net money pool lending	1.1	(1.1)	(0.9)
Net cash from investing activities	(346.3)	(249.9)	(455.9)
Cash Flows from Financing Activities
Issuance of common stock	5.9	6.2	219.9
Issuance of long-term debt	349.7	249.9	287.5
Issuance fees	(3.2)	(3.2)	(18.8)
Net change in short-term borrowings	12.5	(10.5)	(10.0)
Dividends paid	(115.1)	(114.2)	(110.5)
Other financing activities	(6.4)	(7.3)	(3.8)
Net cash from financing activities	243.4	120.9	364.3
Net Change in Cash and Cash Equivalents	(0.3)	(5.8)	(5.9)
Cash and Cash Equivalents at Beginning of Year	0.3	6.1	12.0
Cash and Cash Equivalents at End of Year	$-	$0.3	$6.1

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

Schedule II – Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2011		(millions)
	Allowance for uncollectible accounts	$7.0	$13.7	$6.9	(a)	$20.8	(b)	$6.8
	Legal reserves	10.2	(0.1)	-		3.4	(c)	6.7
	Environmental reserves	2.5	-	-		-		2.5
	Tax valuation allowance	26.6	0.1	-		2.8	(d)	23.9
Year Ended December 31, 2010
	Allowance for uncollectible accounts	$7.1	$9.7	$6.9	(a)	$16.7	(b)	$7.0
	Legal reserves	5.1	7.0	-		1.9	(c)	10.2
	Environmental reserves	2.4	0.1	-		-		2.5
	Tax valuation allowance	29.8	0.2	-		3.4	(d)	26.6
Year Ended December 31, 2009
	Allowance for uncollectible accounts	$6.8	$8.7	$6.0	(a)	$14.4	(b)	$7.1
	Legal reserves	10.2	2.6	-		7.7	(c)	5.1
	Environmental reserves	0.5	2.0	-		0.1		2.4
	Tax valuation allowance	75.8	57.0	-		103.0	(d)	29.8
(a)	Recoveries.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.
(d)	Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009

			Additions
			Charged
		Balance At	To Costs	Charged				Balance
		Beginning	And	To Other				At End
	Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2011		(millions)
	Allowance for uncollectible accounts	$1.5	$8.8	$4.5	(a)	$13.4	(b)	$1.4
	Legal reserves	3.0	1.3	-		0.4	(c)	3.9
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2010
	Allowance for uncollectible accounts	$1.7	$6.2	$4.3	(a)	$10.7	(b)	$1.5
	Legal reserves	2.3	1.9	-		1.2	(c)	3.0
	Environmental reserves	0.3	-	-		-		0.3
Year Ended December 31, 2009
	Allowance for uncollectible accounts	$1.2	$5.5	$3.9	(a)	$8.9	(b)	$1.7
	Legal reserves	2.4	1.2	-		1.3	(c)	2.3
	Environmental reserves	0.3	-	-		-		0.3
(a)	Recoveries.
(b)	Uncollectible accounts charged off.
(c)	Payment of claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 28, 2012                                                                       By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/James C. Shay James C. Shay	Senior Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President – Business Planning and Controller (Principal Accounting Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Director, President and Chief Operating Officer	) ) )
)
David L. Bodde*	Director	) February 28, 2012
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 28, 2012                                                                       By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/James C. Shay James C. Shay	Senior Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Vice President – Business Planning and Controller (Principal Accounting Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Director, President and Chief Operating Officer	) ) )
)
David L. Bodde*	Director	) February 28, 2012
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
*By         /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*