Form 10-Q
period 2012-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2012-05-03
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On April 30, 2012, Great Plains Energy Incorporated had 136,310,442 shares of common stock outstanding. On April 30, 2012,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L.

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

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of

Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Great Plains Energy Incorporated
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Income and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholders’ Equity and Noncontrolling Interest

Kansas City Power & Light Company
Unaudited Consolidated Balance Sheets
Unaudited Consolidated Statements of Income and Comprehensive Income
Unaudited Consolidated Statements of Cash Flows
Unaudited Consolidated Statements of Common Shareholder’s Equity

Combined Notes to Unaudited Consolidated Financial Statements for Great Plains Energy Incorporated and
Kansas City Power & Light Company
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Nuclear Plant
Note 5:	Regulatory Matters
Note 6:	Pension Plans and Other Employee Benefits
Note 7:	Equity Compensation
Note 8:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 9:	Long-Term Debt
Note 10:	Commitments and Contingencies
Note 11:	Legal Proceedings
Note 12:	Related Party Transactions and Relationships
Note 13:	Derivative Instruments
Note 14:	Fair Value Measurements
Note 15:	Taxes
Note 16:	Segments and Related Information

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.2	$6.2
Funds on deposit	1.5	1.4
Receivables, net	176.6	231.2
Accounts receivable pledged as collateral	110.0	95.0
Fuel inventories, at average cost	108.1	89.0
Materials and supplies, at average cost	142.9	140.3
Deferred refueling outage costs	23.0	27.5
Refundable income taxes	-	0.3
Deferred income taxes	11.1	7.5
Derivative instruments	0.8	1.0
Prepaid expenses and other assets	22.1	19.7
Total	602.3	619.1
Utility Plant, at Original Cost
Electric	10,967.0	10,924.8
Less - accumulated depreciation	4,289.2	4,235.8
Net utility plant in service	6,677.8	6,689.0
Construction work in progress	346.7	287.9
Nuclear fuel, net of amortization of $134.1 and $132.7	94.7	76.6
Total	7,119.2	7,053.5
Investments and Other Assets
Nuclear decommissioning trust fund	146.8	135.3
Regulatory assets	1,049.6	1,058.2
Goodwill	169.0	169.0
Derivative instruments	6.1	6.8
Other	69.5	76.1
Total	1,441.0	1,445.4
Total	$9,162.5	$9,118.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$30.0	$22.0
Collateralized note payable	110.0	95.0
Commercial paper	366.8	267.0
Current maturities of long-term debt	507.1	801.4
Accounts payable	221.7	275.6
Accrued taxes	53.3	25.8
Accrued interest	78.0	76.9
Accrued compensation and benefits	37.4	40.8
Pension and post-retirement liability	4.4	4.4
Other	24.2	26.0
Total	1,432.9	1,634.9
Deferred Credits and Other Liabilities
Deferred income taxes	624.0	628.6
Deferred tax credits	130.6	131.2
Asset retirement obligations	151.9	149.6
Pension and post-retirement liability	454.3	461.9
Regulatory liabilities	279.3	268.5
Other	103.0	101.1
Total	1,743.1	1,740.9
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
136,481,474 and 136,406,306 shares issued, stated value	2,330.3	2,330.6
Retained earnings	646.1	684.7
Treasury stock - 185,068 and 264,567 shares, at cost	(3.9)	(5.6)
Accumulated other comprehensive loss	(46.8)	(49.8)
Total	2,925.7	2,959.9
Noncontrolling interest	0.2	1.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,021.6	2,742.3
Total	5,986.5	5,742.2
Commitments and Contingencies (Note 10)
Total	$9,162.5	$9,118.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31	2012	2011
Operating Revenues	(millions, except per share amounts)
Electric revenues	$479.7	$492.9
Operating Expenses
Fuel	119.3	104.9
Purchased power	24.7	54.9
Transmission of electricity by others	7.3	7.5
Utility operating and maintenance expenses	163.1	157.5
Voluntary separation program	-	9.7
Depreciation and amortization	67.4	72.4
General taxes	44.5	42.0
Other	4.4	2.8
Total	430.7	451.7
Operating income	49.0	41.2
Non-operating income	0.9	3.6
Non-operating expenses	(1.8)	(2.2)
Interest charges	(66.9)	(44.9)
Loss before income tax benefit	(18.8)	(2.3)
Income tax benefit	9.5	4.6
Net income (loss)	(9.3)	2.3
Less: Net loss attributable to noncontrolling interest	0.2	0.1
Net income (loss) attributable to Great Plains Energy	(9.1)	2.4
Preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$(9.5)	$2.0

Average number of basic common shares outstanding	135.9	135.4
Average number of diluted common shares outstanding	135.9	138.2

Basic earnings (loss) per common share	$(0.07)	$0.02
Diluted earnings (loss) per common share	$(0.07)	$0.01

Cash dividends per common share	$0.2125	$0.2075

Comprehensive Income
Net income (loss)	$(9.3)	$2.3
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	(0.3)	0.5
Income tax (expense) benefit	0.1	(0.1)
Net gain (loss) on derivative hedging instruments	(0.2)	0.4
Reclassification to expenses, net of tax	3.1	1.7
Derivative hedging activity, net of tax	2.9	2.1
Defined benefit pension plans
Amortization of net gains included in net periodic benefit costs	0.1	-
Change in unrecognized pension expense, net of tax	0.1	-
Total other comprehensive income	3.0	2.1
Comprehensive income (loss)	(6.3)	4.4
Less: comprehensive loss attributable to noncontrolling interest	0.2	0.1
Comprehensive income (loss) attributable to Great Plains Energy	$(6.1)	$4.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2012	2011
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(9.3)	$2.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	67.4	72.4
Amortization of:
Nuclear fuel	1.4	5.8
Other	4.5	(0.3)
Deferred income taxes, net	(9.1)	(7.4)
Investment tax credit amortization	(0.6)	(0.1)
Other operating activities (Note 2)	(0.2)	(35.7)
Net cash from operating activities	54.1	37.0
Cash Flows from Investing Activities
Utility capital expenditures	(126.5)	(99.9)
Allowance for borrowed funds used during construction	(1.5)	(1.3)
Purchases of nuclear decommissioning trust investments	(7.3)	(3.8)
Proceeds from nuclear decommissioning trust investments	6.5	2.9
Other investing activities	(2.0)	(6.1)
Net cash from investing activities	(130.8)	(108.2)
Cash Flows from Financing Activities
Issuance of common stock	1.5	1.5
Issuance fees	(1.9)	-
Repayment of long-term debt	(13.4)	(138.4)
Net change in short-term borrowings	107.8	234.8
Net change in collateralized short-term borrowings	15.0	-
Dividends paid	(29.3)	(28.6)
Other financing activities	(3.0)	(2.3)
Net cash from financing activities	76.7	67.0
Net Change in Cash and Cash Equivalents	-	(4.2)
Cash and Cash Equivalents at Beginning of Year	6.2	10.8
Cash and Cash Equivalents at End of Period	$6.2	$6.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Three Months Ended March 31	2012		2011
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,406,306	$2,330.6	136,113,954	$2,324.4
Issuance of common stock	75,168	1.5	78,266	1.5
Equity compensation expense, net of forfeitures		0.1		-
Unearned Compensation
Issuance of restricted common stock		(2.8)		(2.6)
Forfeiture of restricted common stock		-		0.1
Compensation expense recognized		0.5		0.6
Other		0.4		-
Ending balance	136,481,474	2,330.3	136,192,220	2,324.0
Retained Earnings
Beginning balance		684.7		626.5
Net income (loss) attributable to Great Plains Energy		(9.1)		2.4
Loss on reissuance of treasury stock		(0.2)		(0.5)
Dividends:
Common stock		(28.9)		(28.2)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		-		(0.2)
Ending balance		646.1		599.6
Treasury Stock
Beginning balance	(264,567)	(5.6)	(400,889)	(8.9)
Treasury shares acquired	(63,145)	(1.3)	(58,225)	(1.1)
Treasury shares reissued	142,644	3.0	204,674	4.5
Ending balance	(185,068)	(3.9)	(254,440)	(5.5)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(49.8)		(56.1)
Derivative hedging activity, net of tax		2.9		2.1
Change in unrecognized pension expense, net of tax		0.1		-
Ending balance		(46.8)		(54.0)
Total Great Plains Energy Common Shareholders' Equity		$2,925.7		$2,864.1

Noncontrolling Interest
Beginning balance		$1.0		$1.2
Net loss attributable to noncontrolling interest		(0.2)		(0.1)
Distribution		(0.6)		-
Ending balance		$0.2		$1.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.4	$1.9
Funds on deposit	0.1	0.1
Receivables, net	111.3	172.9
Accounts receivable pledged as collateral	110.0	95.0
Fuel inventories, at average cost	73.3	59.0
Materials and supplies, at average cost	102.8	101.1
Deferred refueling outage costs	23.0	27.5
Refundable income taxes	0.5	5.7
Deferred income taxes	2.9	-
Prepaid expenses and other assets	19.1	16.0
Total	445.4	479.2
Utility Plant, at Original Cost
Electric	7,843.3	7,829.3
Less - accumulated depreciation	3,279.0	3,243.0
Net utility plant in service	4,564.3	4,586.3
Construction work in progress	271.2	203.5
Nuclear fuel, net of amortization of $134.1 and $132.7	94.7	76.6
Total	4,930.2	4,866.4
Investments and Other Assets
Nuclear decommissioning trust fund	146.8	135.3
Regulatory assets	775.5	780.7
Other	24.8	30.6
Total	947.1	946.6
Total	$6,322.7	$6,292.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$95.0
Commercial paper	256.0	227.0
Current maturities of long-term debt	0.4	12.7
Accounts payable	202.4	214.8
Accrued taxes	40.1	20.6
Accrued interest	43.4	30.0
Accrued compensation and benefits	37.4	40.8
Pension and post-retirement liability	3.0	3.0
Other	13.2	13.7
Total	705.9	657.6
Deferred Credits and Other Liabilities
Deferred income taxes	772.2	772.7
Deferred tax credits	127.4	127.9
Asset retirement obligations	136.4	134.3
Pension and post-retirement liability	433.4	440.9
Regulatory liabilities	151.6	142.8
Other	69.9	68.6
Total	1,690.9	1,687.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	491.1	513.8
Accumulated other comprehensive loss	(30.2)	(31.4)
Total	2,024.0	2,045.5
Long-term debt (Note 9)	1,901.9	1,901.9
Total	3,925.9	3,947.4
Commitments and Contingencies (Note 10)
Total	$6,322.7	$6,292.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31	2012	2011
Operating Revenues	(millions)
Electric revenues	$327.0	$330.8
Operating Expenses
Fuel	84.6	68.2
Purchased power	7.0	21.4
Transmission of electricity by others	5.0	4.3
Operating and maintenance expenses	117.9	114.9
Voluntary separation program	-	6.8
Depreciation and amortization	45.7	53.4
General taxes	35.2	33.9
Other	-	1.4
Total	295.4	304.3
Operating income	31.6	26.5
Non-operating income	0.5	0.5
Non-operating expenses	(0.7)	(1.0)
Interest charges	(32.4)	(23.1)
Income (loss) before income tax benefit	(1.0)	2.9
Income tax benefit	3.3	1.1
Net income	$2.3	$4.0

Comprehensive Income
Net income	$2.3	$4.0
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	(0.3)	-
Income tax expense	0.1	-
Net loss on derivative hedging instruments	(0.2)	-
Reclassification to expenses, net of tax	1.4	1.3
Derivative hedging activity, net of tax	1.2	1.3
Total other comprehensive income	1.2	1.3
Comprehensive income	$3.5	$5.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$2.3	$4.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	45.7	53.4
Amortization of:
Nuclear fuel	1.4	5.8
Other	7.2	6.8
Deferred income taxes, net	(3.4)	(3.5)
Investment tax credit amortization	(0.5)	-
Other operating activities (Note 2)	43.9	(20.7)
Net cash from operating activities	96.6	45.8
Cash Flows from Investing Activities
Utility capital expenditures	(100.5)	(75.5)
Allowance for borrowed funds used during construction	(0.7)	(0.8)
Purchases of nuclear decommissioning trust investments	(7.3)	(3.8)
Proceeds from nuclear decommissioning trust investments	6.5	2.9
Net money pool lending	-	12.1
Other investing activities	(2.4)	(3.9)
Net cash from investing activities	(104.4)	(69.0)
Cash Flows from Financing Activities
Repayment of long-term debt	(12.3)	-
Net change in short-term borrowings	29.0	25.3
Net change in collateralized short-term borrowings	15.0	-
Net money pool borrowings	1.6	20.8
Dividends paid to Great Plains Energy	(25.0)	(25.0)
Net cash from financing activities	8.3	21.1
Net Change in Cash and Cash Equivalents	0.5	(2.1)
Cash and Cash Equivalents at Beginning of Year	1.9	3.6
Cash and Cash Equivalents at End of Period	$2.4	$1.5

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2012		2011
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Ending balance	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		513.8		478.3
Net income		2.3		4.0
Dividends:
Common stock held by Great Plains Energy		(25.0)		(25.0)
Ending balance		491.1		457.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(31.4)		(36.4)
Derivative hedging activity, net of tax		1.2		1.3
Ending balance		(30.2)		(35.1)
Total Common Shareholder's Equity		$2,024.0		$1,985.3

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” “KCP&L” and “Companies” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.  “Companies” refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.  The Companies’ interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.

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

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net loss attributable to noncontrolling interest are deducted from net income (loss) before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

Three Months Ended March 31	2012	2011
Income	(millions, except per share amounts)
Net income (loss)	$(9.3)	$2.3
Less: net loss attributable to noncontrolling interest	(0.2)	(0.1)
Less: preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$(9.5)	$2.0
Common Shares Outstanding
Average number of common shares outstanding	135.9	135.4
Add: effect of dilutive securities	-	2.8
Diluted average number of common shares outstanding	135.9	138.2
Basic EPS	$(0.07)	$0.02
Diluted EPS	$(0.07)	$0.01

Great Plains Energy had a net loss for the three months ended March 31, 2012; therefore, no potential common shares are included in the diluted EPS calculation because the effect is always anti-dilutive.  The computation of diluted EPS for the three months ended March 31, 2012, excludes anti-dilutive shares consisting of 390,322 restricted stock shares and 17.1 million shares related to Equity Units.  There were no anti-dilutive shares applicable to performance shares or stock options.

The computation of diluted EPS for the three months ended March 31, 2011, excludes anti-dilutive shares consisting of 213,522 performance shares, 39,722 restricted stock shares and 159,665 stock options.

Dividends Declared
In May 2012, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2125 per share on Great Plains Energy’s common stock.  The common dividend is payable June 20, 2012, to shareholders of record as of May 30, 2012.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2012, to shareholders of record as of August 13, 2012.

In May 2012, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $25 million payable on June 18, 2012.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$54.9	$44.7
Accounts receivable pledged as collateral	(15.0)	-
Fuel inventories	(19.1)	(7.7)
Materials and supplies	(2.6)	(2.4)
Accounts payable	(50.2)	(79.8)
Accrued taxes	27.9	28.2
Accrued interest	1.1	(3.2)
Deferred refueling outage costs	4.5	(9.9)
Fuel adjustment clauses	3.6	(2.0)
Pension and post-retirement benefit obligations	3.3	5.2
Allowance for equity funds used during construction	(0.1)	(0.4)
Iatan Nos. 1 and 2 impact of disallowed construction costs	-	2.0
Other	(8.5)	(10.4)
Total other operating activities	$(0.2)	$(35.7)
Cash paid during the period:
Interest	$67.7	$71.4
Income taxes	$-	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$42.5	$21.2

KCP&L Other Operating Activities
Three Months Ended March 31	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$61.6	$29.8
Accounts receivable pledged as collateral	(15.0)	-
Fuel inventories	(14.3)	(13.2)
Materials and supplies	(1.7)	(2.1)
Accounts payable	(16.1)	(56.3)
Accrued taxes	24.8	21.0
Accrued interest	13.4	12.3
Deferred refueling outage costs	4.5	(9.9)
Pension and post-retirement benefit obligations	4.2	9.1
Kansas Energy Cost Adjustment	(5.8)	(4.9)
Iatan Nos. 1 and 2 impact of disallowed construction costs	-	1.3
Other	(11.7)	(7.8)
Total other operating activities	$43.9	$(20.7)
Cash paid during the period:
Interest	$16.1	$18.3
Income taxes	$-	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$39.2	$18.5

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	March 31	December 31
	2012	2011
Great Plains Energy	(millions)
Customer accounts receivable - billed	$27.1	$69.8
Customer accounts receivable - unbilled	65.8	82.4
Allowance for doubtful accounts	(3.0)	(2.5)
Other receivables	86.7	81.5
Total	$176.6	$231.2
KCP&L
Customer accounts receivable - billed	$-	$16.4
Customer accounts receivable - unbilled	19.3	50.0
Allowance for doubtful accounts	(1.4)	(1.4)
Intercompany receivables	22.4	38.7
Other receivables	71.0	69.2
Total	$111.3	$172.9

Great Plains Energy’s and KCP&L’s other receivables at March 31, 2012, and December 31, 2011, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with $110.0 million and $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on Great Plains Energy’s and KCP&L’s balance sheets at March 31, 2012, and December 31, 2011, respectively.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2012	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(293.5)	$293.5	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	4.1	0.4
Servicing fees	0.5	(0.5)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(327.2)	327.2	-
Cash paid to KCP&L for receivables purchased	323.1	(323.1)	-
Servicing fees	0.5	(0.5)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Three Months Ended March 31, 2011	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(291.9)	$291.9	$-
Gain (loss) on sale of accounts receivable (a)	(3.7)	3.9	0.2
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(308.3)	308.3	-
Cash paid to KCP&L for receivables purchased	304.4	(304.4)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.1	(0.1)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

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

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE’s motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of September 2011 due to a lack of funding.  These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application.  Oral argument to the court is scheduled to occur in May 2012.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

	March 31	December 31
	2012	2011
Decommissioning Trust	(millions)
Beginning balance January 1	$135.3	$129.2
Contributions	0.8	3.4
Earned income, net of fees	0.8	4.8
Net realized gains	0.4	0.3
Net unrealized gains (losses)	9.5	(2.4)
Ending balance	$146.8	$135.3

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31				December 31
	2012				2011
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$77.9	$19.2	$(1.6)	$95.5	$76.5	$12.3	$(4.5)	$84.3
Debt securities	44.0	4.2	(0.1)	48.1	44.2	4.5	(0.1)	48.6
Other	3.2	-	-	3.2	2.4	-	-	2.4
Total	$125.1	$23.4	$(1.7)	$146.8	$123.1	$16.8	$(4.6)	$135.3

The weighted average maturity of debt securities held by the trust at March 31, 2012, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2012	2011
	(millions)
Realized gains	$0.5	$0.1
Realized losses	(0.1)	-

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%.  The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L’s summer peaking business.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.  Testimony from MPSC staff regarding the case is expected in August 2012 with an evidentiary hearing to occur in October 2012.

In a March 2011 order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At March 31, 2012, KCP&L and GMO had $127.4 million and $3.2 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its St. Joseph Light & Power (L&P) division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff regarding the case is expected in August 2012 with an evidentiary hearing to occur in October 2012.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  If approved, the costs would be recovered through a rider mechanism and GMO would reduce its request to increase retail rates that it filed with the MPSC on February 27, 2012.  A decision on the MEEIA request is expected in the third quarter of 2012.

GMO Fuel Adjustment Clause (FAC) Prudence Review
GMO’s electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The MPSC requires prudence reviews of the FAC no less frequently than at 18-month intervals.  On November 28, 2011, the MPSC staff filed its prudence review report for the 18-month prudence review period covering June 1, 2009 through November 30, 2010.  The MPSC staff recommended to the MPSC to order GMO to refund approximately $19 million, plus interest, to customers through an adjustment to its FAC because the MPSC staff asserts that GMO was imprudent in its use of natural gas hedges to mitigate risk associated with its future purchases in the spot power market.  GMO is disputing the MPSC staff’s claim of imprudence and filed its testimony on February 22, 2012.  A hearing is scheduled for June 5-6, 2012, with an order expected in July 2012.

SPP and NERC Inquiries
The Southwest Power Pool, Inc. (SPP) conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  The North American Electric Reliability Corporation (NERC) also investigated the circumstances surrounding this transmission system outage.  GMO was assessed an immaterial penalty related to this matter.

6.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

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

KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension and post-retirement costs under Generally Accepted Accounting Principles (GAAP) and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.

The following table provides Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2012	2011	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$8.9	$7.8	$0.8	$0.8
Interest cost	12.2	12.5	1.9	2.0
Expected return on plan assets	(10.7)	(9.6)	(0.5)	(0.4)
Prior service cost	1.1	1.1	1.8	1.8
Recognized net actuarial loss (gain)	11.1	9.7	-	(0.1)
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	22.6	21.5	4.3	4.4
Regulatory adjustment	(3.9)	(6.4)	0.4	0.2
Net periodic benefit costs	$18.7	$15.1	$4.7	$4.6

7.	EQUITY COMPENSATION

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

Three Months Ended March 31	2012	2011
Great Plains Energy	(millions)
Compensation expense	$1.0	$1.6
Income tax benefits	0.6	0.6
KCP&L
Compensation expense	0.7	1.1
Income tax benefits	0.5	0.4

Performance Shares
Performance share activity for the three months ended March 31, 2012, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over a stated period of time.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	442,042	$21.06
Granted	139,924	18.71
Performance adjustment	(160,717)
Ending balance	421,249	22.57
* weighted-average

At March 31, 2012, the remaining weighted-average contractual term was 1.7 years.  The weighted-average grant-date fair value of shares granted was $18.71 and $22.31 for the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there was $5.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no performance shares earned and paid for the three months ended March 31, 2012.  The total fair value of performance shares earned and paid for the three months ended March 31, 2011, was $0.8 million.

The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates.  Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant.  The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant.  The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date.  For shares granted in 2012, inputs for expected volatility, dividend yield and risk-free rates were 21%, 4.32% and 0.40%, respectively.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2012, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	386,183	$17.06
Granted and issued	139,924	19.66
Vested	(135,785)	14.53
Ending balance	390,322	18.87
* weighted-average

At March 31, 2012, the remaining weighted-average contractual term was 2.1 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2012 and 2011, was $19.66 and $19.14, respectively.  At March 31, 2012, there was $4.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in December 2016.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2012, Great Plains Energy was in compliance with this covenant.  At March 31, 2012, Great Plains Energy had $30.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $4.8 million under the credit facility.  At December 31, 2011, Great Plains Energy had $22.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued letters of credit totaling $11.6 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2012, KCP&L was in compliance with this covenant.  At March 31, 2012, KCP&L had $256.0 million of commercial paper outstanding at a weighted-average interest rate of 0.49%, had issued letters of credit totaling $20.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, KCP&L had $227.0 million of commercial paper outstanding at a weighted-average interest rate of 0.50%, had issued letters of credit totaling $21.5 million and had no outstanding cash borrowings under the credit facility.

GMO’s $450 Million Revolving Credit Facility and Commercial Paper
GMO’s $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2012, GMO was in compliance with this covenant.  At March 31, 2012, GMO had $110.8 million of commercial paper outstanding at a weighted-average interest rate of 0.92%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding at a weighted-average interest rate of 0.88%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2012	2011
KCP&L		(millions)
General Mortgage Bonds
4.97% EIRR bonds(a)	2015-2035	$106.9	$119.3
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other	2012-2018	2.9	2.9
Current maturities		(0.4)	(12.7)
Unamortized discount		(4.1)	(4.2)
Total KCP&L excluding current maturities(c)		1,901.9	1,901.9
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2013-2021	10.1	11.2
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.234% Wamego Series 1996(d)	2026	7.3	7.3
0.401% State Environmental 1993(d)	2028	5.0	5.0
GMO Senior Notes
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		8.1	16.3
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(b)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(b)	2017	100.0	100.0
Great Plains Energy 4.85% Senior Notes (7.34% rate)(b)	2021	350.0	350.0
Great Plains Energy 5.292% Senior Notes	2022	287.5	-
Great Plains Energy 10.00% Equity Units Subordinated Notes		-	287.5
Current maturities		(506.7)	(788.7)
Unamortized discount and premium, net		5.9	(0.7)
Total Great Plains Energy excluding current maturities(c)		$3,021.6	$2,742.3
(a) Weighted-average interest rates at March 31, 2012
(b) Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
(c) Does not include $39.5 million EIRR Series 1993B, $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR
Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L
(d) Variable rate

Fair Value of Long-Term Debt
The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available.  At March 31, 2012, and December 31, 2011, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively.  At March 31, 2012, and December 31, 2011, the book value and fair value of KCP&L’s long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.

Remarketing of Great Plains Energy Equity Units Subordinated Notes
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consisted of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company’s common stock by June 15, 2012 (the settlement date).

In March 2012, Great Plains Energy remarketed $287.4 million of its 10% subordinated notes that were originally issued as components of the Equity Units as senior notes at a new interest rate of 5.292%.  The 5.292% Senior Notes mature in June 2022.

Great Plains Energy did not receive any proceeds from the remarketing.  Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities that is pledged as collateral to secure the Equity Unit holders’ obligation under the purchase contract.  There were also $0.1 million of purchase contracts that settled early and did not participate in the remarketing.  On June 15, 2012, Great Plains Energy will issue to the holders of the Equity Units newly issued shares of common stock equal to the settlement rate.  The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date.

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

Great Plains Energy’s and KCP&L’s current estimate of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with the currently-effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule and the Mercury and Air Toxics Standards (MATS) rule that would reduce emissions of toxic air pollutants, (all of which are discussed below) is approximately $1 billion.  The actual cost of compliance with any existing, proposed or future rules may be significantly different from the cost estimate provided.

The approximate $1 billion current estimate of capital expenditures reflects the following capital projects:

•	KCP&L’s La Cygne No. 1 scrubber and baghouse installed by June 2015;

•	KCP&L’s La Cygne No. 2 full air quality control system (AQCS) installed by June 2015;

•	KCP&L’s Montrose No. 3 full AQCS installed by approximately 2020; and

•	GMO’s Sibley No. 3 scrubber and baghouse installed by approximately 2017.

In September 2011, KCP&L commenced construction of the La Cygne project.  Other capital projects at KCP&L’s Montrose Nos. 1 and 2 and GMO’s Sibley Nos. 1 and 2 and Lake Road No. 4/6 are possible but are currently considered less likely.  In connection with KCP&L’s and GMO’s Integrated Resource Plan (IRP) filings with the MPSC in April 2012, the economics around Montrose No. 2 and Lake Road No. 4/6 have improved.  Pending further evaluation, these projects may move from less likely to more likely but it is not expected to materially impact the overall $1 billion current estimate of capital expenditures.  Any capacity and energy requirements resulting from a decision not to proceed with these less likely projects is currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.

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

In July 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  In December 2008, the court issued an order reinstating CAIR pending EPA’s development of a replacement regulation on remand.

In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  The CSAPR requires the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR includes Kansas, Missouri and other states.  Kansas and Missouri are included in the annual SO2 and NOx programs for the control of fine particulate matter in the CSAPR.  Missouri is included for ozone season NOx control but not Kansas.  The EPA will address the inclusion of Kansas in a separate action and revisit Kansas’ status in the CSAPR at that time.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  There are additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.  In February 2012, the EPA finalized technical adjustments to the final CSAPR.  The rules amend the assurance penalty provisions, which would further restrict interstate trading of emission allowances, to start in 2014 instead of 2012.  The EPA revised certain unit-level allocations in certain states, including Kansas and Missouri, which would re-allocate allowances to assist KCP&L in compliance with the CSAPR.  In April 2012, the EPA indicated it has reviewed the comments submitted in response to one of the February 2012 technical adjustments and intends to withdraw it and take final action in the future.

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

Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s La Cygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have submitted BART plans to the EPA. In December 2011, the EPA issued a proposal that would approve the CSAPR as an alternative to BART.  As a result, states in the CSAPR would be able to substitute participation in the CSAPR for source-specific BART.  In December 2011, the EPA approved the Kansas BART plan.  In February 2012, the EPA proposed a limited approval of the Missouri BART plan.

Mercury and Air Toxics Standards (MATS) Rule
In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was in effect are subject to a new source maximum achievable control technology (MACT) determination on a case-by-case basis.  In July 2009, the EPA sent a letter notifying KCP&L that a MACT determination and schedule of compliance is required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 as an affected EGU.  This was an outcome of the D.C. Circuit Court of Appeals’ vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  It is not currently known how the MACT determination and schedule of compliance will impact the permitting or operating requirements for Iatan No. 2, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits.

In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired EGUs with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan.  Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three years for compliance with authority for state permitting authorities to grant an additional year as needed for technology installation.  The EPA indicated that it expects this option to be broadly available.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration; although in January 2012, the D.C. Circuit Court vacated the stay and remanded the stay to the EPA.  The EPA issued a proposed revised rule in December 2011 and intends to issue a final rule in the spring of 2012.  The proposed revised rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L’s and GMO’s existing units that produce steam other than for the generation of electricity.  The existing boiler rule and its proposed revisions do not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.

New Source Review
The Clean Air Act’s New Source Review program requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.

In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA.  The lawsuit asserted that certain projects completed at the Jeffrey Energy Center violated certain requirements of the New Source Review program.  The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  The settlement agreement required, among other things, the installation of a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014.  Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016.  GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.

KCP&L had received requests for information from the Kansas Department of Health and Environment (KDHE) pertaining to a past La Cygne No. 1 scrubber project.  In April 2012, KCP&L and KDHE agreed to resolve this matter with KCP&L completing supplemental environmental projects in the amount of $800,000 and paying a penalty in the amount of $350,000.

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

In 2006, KCP&L installed 100 MWs of wind generation at its Spearville wind site.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity to 500 MWs in total by the end of 2012, subject to regulatory approval.  KCP&L and GMO have added 379 MWs of wind generation and KCP&L is evaluating options to fulfill the remaining MWs agreed to under the Collaboration Agreement.

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

Also in the Collaboration Agreement, KCP&L agreed to offset an additional 711,000 tons of CO2 by the end of 2012, which it has done.

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

Laws have been passed in Missouri and Kansas, the states in which the Companies’ retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also possible.  While management believes additional requirements addressing these matters will possibly be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or as to the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would likely seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  The timing and effects of any such legislation cannot be determined at this time.  In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.

In March 2012, the EPA proposed new source performance standards for emissions of CO2 for new affected fossil-fuel-fired electric utility generating units.  This action pursuant to the Clean Air Act would, for the first time, set national limits on the amount of CO2 that power plants built in the future can emit.  The proposal would not apply to Great Plains Energy’s and KCP&L’s existing units including modifications to those units.

At the state level, a Kansas law enacted in May 2009 required Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 required at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2MW for each of KCP&L and GMO) required to come from solar resources.

KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar requirement, through 2023 for KCP&L and 2018 for GMO.  KCP&L and GMO project that the purchase of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2015.

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

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the Missouri Department of Natural Resources (MDNR) recommended to the EPA that part of Jackson County, Missouri, which is in the Companies’ service territory, be designated a nonattainment area for the new 1-hour SO2 standard.

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

Additionally, the EPA plans to revise the existing standards for water discharges from coal-fired power plants with a proposal of the rule in November 2012 and final action in April 2014.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes subject to regulation under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), hold current and previous owners or operators of contaminated facilities and persons who arranged for the disposal or treatment of hazardous substances liable for the cost of investigation and cleanup.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyl (PCB) contamination, and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At March 31, 2012, and December 31, 2011, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At March 31, 2012, and December 31, 2011, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at March 31, 2012, and December 31, 2011, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB contaminated sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.

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

KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010 and a decision was issued in November 2010 granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  Briefing to the court was completed in December 2011 and oral argument occurred in March 2012.  The parties are awaiting a decision from the court.

GMO Western Energy Crisis
In response to complaints of manipulation of the California energy market, The Federal Energy Regulatory Commission (FERC) issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.  However, in December 2001, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC for further consideration.  In May 2011, FERC issued an order which clarified the scope of the hearing in the refund proceeding and ruled on requests for rehearing and motions to dismiss.  An evidentiary hearing began on April 11, 2012, and is expected to conclude in May 2012.  If FERC ultimately includes the period prior to October 2, 2000, MPS Merchant could be found to owe refunds.

A separate proceeding was also initiated, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  FERC rejected the refund requests, but its decision was remanded by the Court of Appeals for FERC to consider whether any acts of market manipulation support the imposition of refunds.  Claims against MPS Merchant total $5.1 million for the period addressed under the Pacific Northwest refund proceedings.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $26.2 million and $29.5 million, respectively, for the three months ended March 31, 2012 and 2011.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L’s related party receivables and payables.

	March 31	December 31
	2012	2011
	(millions)
Net receivable (payable) from/to GMO	$(4.9)	$24.1
Net receivable from Great Plains Energy	10.8	9.5

13.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At March 31, 2012, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At March 31, 2012, KCP&L had hedged 36%, 35% and 7%, respectively, of the 2012, 2013 and 2014 projected natural gas usage for retail load and firm MWh sales by utilizing futures contracts.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended March 31, 2012 and 2011.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At March 31, 2012, GMO had financial contracts in place to hedge approximately 81%, 55% and 8%, respectively, of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2012, 2013 and 2014.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	March 31		December 31
	2012		2011
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$2.0	$(0.8)	$2.0	$(0.5)
Non-hedging derivatives	16.8	(3.5)	23.6	(5.0)
Forward contracts
Non-hedging derivatives	77.6	6.9	97.3	7.8
Option contracts
Non-hedging derivatives	-	-	0.4	-
KCP&L
Futures contracts
Cash flow hedges	2.0	(0.8)	2.0	(0.5)

The fair values of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.8
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.9	3.5
Total derivatives		$6.9	$4.3

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$-	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.8	5.0
Total derivatives		$7.8	$5.5

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.8

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$-	$0.5

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)

	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2012	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(5.1)
Commodity contracts	(0.3)	Fuel	-
Income taxes	0.1	Income tax expense	2.0
Total	$(0.2)	Total	$(3.1)

Three Months Ended March 31, 2011
Interest rate contracts	$0.5	Interest charges	$(2.9)
Commodity contracts	-	Fuel	-
Income taxes	(0.1)	Income tax expense	1.2
Total	$0.4	Total	$(1.7)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)

	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2012	(Effective Portion)	Classification	Amount
	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.3)	Fuel	-
Income taxes	0.1	Income tax expense	0.8
Total	$(0.2)	Total	$(1.4)

Three Months Ended March 31, 2011
Interest rate contracts	$-	Interest charges	$(2.2)
Income taxes	-	Income tax expense	0.9
Total	$-	Total	$(1.3)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account

	Amount of Gain (Loss)
	Recognized in Regulatory	Income Statement
Three Months Ended March 31, 2012	Account on Derivatives	Classification	Amount
	(millions)		(millions)
Commodity contracts	$(3.0)	Fuel	$(0.7)
Total	$(3.0)	Total	$(0.7)

Three Months Ended March 31, 2011
Commodity contracts	$(0.3)	Fuel	$(1.9)
Total	$(0.3)	Total	$(1.9)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(0.8) million and $1.9 million, respectively, for the three months ended March 31, 2012 and 2011.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2012	2011	2012	2011
	(millions)
Current assets	$11.1	$11.3	$11.1	$11.3
Current liabilities	(84.4)	(89.5)	(60.3)	(62.5)
Noncurrent liabilities	(0.3)	(0.2)	(0.3)	(0.2)
Deferred income taxes	28.6	30.5	19.3	20.0
Total	$(45.0)	$(47.9)	$(30.2)	$(31.4)

Great Plains Energy’s accumulated OCI in the table above at March 31, 2012, includes $20.7 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI in the table above at March 31, 2012, includes $9.3 million that is expected to be reclassified to expense over the next twelve months.

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

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s and KCP&L’s various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund and GMO’s Supplemental Executive Retirement Plan (SERP) rabbi trust fund.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011.

			Fair Value Measurements Using

Description	March 31 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$95.5	$-	$95.5	$-	$-
Debt securities
U.S. Treasury	14.5	-	14.5	-	-
U.S. Agency	3.5	-	-	3.5	-
State and local obligations	2.6	-	-	2.6	-
Corporate bonds	26.8	-	-	26.8	-
Foreign governments	0.7	-	-	0.7	-
Other	0.5	-	-	0.5	-
Total nuclear decommissioning trust	144.1	-	110.0	34.1	-
Total	144.1	-	110.0	34.1	-
Liabilities
Derivative instruments (a)	-	(0.8)	0.8	-	-
Total	$-	$(0.8)	$0.8	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$6.9	$-	$-	$4.5	$2.4
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.1	-	-	0.1	-
Total SERP rabbi trust	0.3	-	0.2	0.1	-
Total	7.2	-	0.2	4.6	2.4
Liabilities
Derivative instruments (a)	-	(3.5)	3.5	-	-
Total	$-	$(3.5)	$3.5	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$6.9	$-	$-	$4.5	$2.4
Nuclear decommissioning trust (b)	144.1	-	110.0	34.1	-
SERP rabbi trust (c)	0.3	-	0.2	0.1	-
Total	151.3	-	110.2	38.7	2.4
Liabilities
Derivative instruments (a)	-	(4.3)	4.3	-	-
Total	$-	$(4.3)	$4.3	$-	$-

			Fair Value Measurements Using

Description	December 31 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$84.3	$-	$84.3	$-	$-
Debt securities
U.S. Treasury	15.3	-	15.3	-	-
U.S. Agency	3.6	-	-	3.6	-
State and local obligations	2.6	-	-	2.6	-
Corporate bonds	26.4	-	-	26.4	-
Foreign governments	0.7	-	-	0.7	-
Other	(0.6)	-	-	(0.6)	-
Total nuclear decommissioning trust	132.3	-	99.6	32.7	-
Total	132.3	-	99.6	32.7	-
Liabilities
Derivative instruments (a)	-	(0.5)	0.5	-	-
Total	$-	$(0.5)	$0.5	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.1	-	-	0.1	-
Total SERP rabbi trust	0.3	-	0.2	0.1	-
Total	8.1	-	0.2	4.8	3.1
Liabilities
Derivative instruments (a)	-	(5.0)	5.0	-	-
Total	$-	$(5.0)	$5.0	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
Nuclear decommissioning trust (b)	132.3	-	99.6	32.7	-
SERP rabbi trust (c)	0.3	-	0.2	0.1	-
Total	140.4	-	99.8	37.5	3.1
Liabilities
Derivative instruments (a)	-	(5.5)	5.5	-	-
Total	$-	$(5.5)	$5.5	$-	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.7 million and $3.0 million at March 31, 2012, and December 31, 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $20.2 million and $20.3 million at March 31, 2012, and December 31, 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At March 31, 2012, and December 31, 2011, Great Plains Energy netted $4.3 million and $5.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative
	Instruments
	(millions)
Balance at January 1	$3.1	$3.7
Total realized/unrealized gains
included in non-operating income	0.2	5.0
Settlements	(0.9)	(3.0)
Balance at March 31	$2.4	$5.7

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at March 31	$(0.6)	$2.1

15.	TAXES

Components of income tax benefit are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2012	2011
Current income taxes	(millions)
Federal	$-	$1.1
State	(0.1)	0.7
Foreign	-	(0.3)
Total	(0.1)	1.5
Deferred income taxes
Federal	(8.3)	(3.4)
State	(0.8)	(4.0)
Total	(9.1)	(7.4)
Noncurrent income taxes
Federal	-	1.0
State	-	0.1
Foreign	0.3	0.3
Total	0.3	1.4
Investment tax credit amortization	(0.6)	(0.1)
Income tax benefit	$(9.5)	$(4.6)

KCP&L
Three Months Ended March 31	2012	2011
Current income taxes	(millions)
Federal	$0.1	$1.1
State	-	0.3
Total	0.1	1.4
Deferred income taxes
Federal	(3.3)	(3.3)
State	(0.1)	(0.2)
Total	(3.4)	(3.5)
Noncurrent income taxes
Federal	0.4	0.9
State	0.1	0.1
Total	0.5	1.0
Investment tax credit amortization	(0.5)	-
Income tax benefit	$(3.3)	$(1.1)

Income Tax Benefit and Effective Income Tax Rates
Income tax benefit and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Benefit		Income Tax Rate
Three Months Ended March 31	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$(6.5)	$(0.7)	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.1	0.8	(5.7)	(39.1)
Amortization of investment tax credits	(0.6)	(0.1)	3.5	7.1
Federal income tax credits	(2.8)	(3.0)	15.2	140.2
State income taxes	(0.6)	0.4	3.1	(18.1)
Changes in uncertain tax positions, net	0.2	0.3	(1.3)	(13.9)
Valuation allowance	-	(2.4)	-	112.8
Other	(0.3)	0.1	1.7	(9.5)
Total	$(9.5)	$(4.6)	51.5%	214.5%

KCP&L	Income Tax Benefit		Income Tax Rate
Three Months Ended March 31	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$(0.4)	$1.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.9	0.8	(88.5)	26.6
Amortization of investment tax credits	(0.5)	-	48.1	-
Federal income tax credits	(2.8)	(3.0)	279.6	(102.2)
State income taxes	-	0.2	1.3	5.5
Other	(0.5)	(0.1)	53.7	(1.4)
Total	$(3.3)	$(1.1)	329.2%	(36.5	) %

Uncertain Tax Positions
At March 31, 2012, and December 31, 2011, Great Plains Energy had $24.7 million and $24.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $12.0 million and $11.8 million at March 31, 2012, and December 31, 2011, respectively, are expected to impact the effective tax rate if recognized.

At March 31, 2012, and December 31, 2011, KCP&L had $9.2 million and $8.7 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.2 million at March 31, 2012, and December 31, 2011, is expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2012	2011	2012	2011
	(millions)
Beginning balance January 1	$24.0	$42.0	$8.7	$19.1
Additions for current year tax positions	0.7	1.4	0.7	-
Additions for prior year tax positions	-	2.4	-	2.3
Reductions for prior year tax positions	(0.2)	(20.9)	(0.2)	(12.6)
Statute expirations	-	(0.7)	-	(0.1)
Foreign currency translation adjustments	0.2	(0.2)	-	-
Ending balance	$24.7	$24.0	$9.2	$8.7

Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At March 31, 2012, and December 31, 2011, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.1 million and $5.7 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at March 31, 2012, and December 31, 2011.  Amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009-2010 tax years.  The Company estimates that it is reasonably possible that $10.9 million for Great Plains Energy and $5.5 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
March 31, 2012	Utility	Other	Energy
	(millions)
Operating revenues	$479.7	$-	$479.7
Depreciation and amortization	(67.4)	-	(67.4)
Interest charges	(50.7)	(16.2)	(66.9)
Income tax benefit	1.8	7.7	9.5
Net income (loss) attributable to Great Plains Energy	4.5	(13.6)	(9.1)

Three Months Ended	Electric		Great Plains
March 31, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$492.9	$-	$492.9
Depreciation and amortization	(72.4)	-	(72.4)
Interest charges	(34.3)	(10.6)	(44.9)
Income tax (expense) benefit	(0.9)	5.5	4.6
Net income (loss) attributable to Great Plains Energy	7.0	(4.6)	2.4

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
March 31, 2012	(millions)
Assets	$9,547.3	$45.7	$(430.5)	$9,162.5
Capital expenditures (a)	126.5	-	-	126.5
December 31, 2011
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures (a)	456.6	-	-	456.6
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

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 825,800 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

Earnings Overview
For the three months ended March 31, 2012, Great Plains Energy had a loss available for common shareholders of $9.5 million or $0.07 per share compared to earnings of $2.0 million or $0.01 per share for the same period in 2011 due to the following:

•	unfavorable weather driven by a 34% decrease in heating degree days;

•	an estimated $14 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012, along with increased amortization from the 2011 extended refueling outage; and

•
a $22.0 million increase in interest expense with $6.2 million primarily due to recognition of the remaining interest expense related to $287.5 million of subordinated notes underlying Great Plains Energy’s Equity Units due to the early remarketing of the notes and for the three months ended March 31, 2011, $14.3 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs was deferred to a regulatory asset.

These decreases were partially offset by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•
the three months ended March 31, 2011, included $9.7 million of expense relating to a voluntary separation program, a $2.0 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and a $4.9 million loss relating to other accounting effects of the KCP&L 2011 MPSC rate order.

On January 13, 2012, Wolf Creek had a fault in an electrical distribution system resulting in an unscheduled shutdown of the unit.  The unit remained offline to address the issues that caused the power interruption and implement necessary corrective actions.  Wolf Creek returned to service on March 27, 2012.  As a result of the unplanned outage and the extended refueling outage that occurred in 2011, Wolf Creek’s next refueling outage is being delayed from the third quarter of 2012 to the first quarter of 2013.

KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with KCC to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%.  The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L’s summer peaking business.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.  Testimony from MPSC staff regarding the case is expected in August 2012 with an evidentiary hearing to occur in October 2012.

In a March 2011 order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At March 31, 2012, KCP&L and GMO had $127.4 million and $3.2 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff regarding the case is expected in August 2012 with an evidentiary hearing to occur in October 2012.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  If approved, the costs would be recovered through a rider mechanism and GMO would reduce its request to increase retail rates that it filed with the MPSC on February 27, 2012.  A decision on the MEEIA request is expected in the third quarter of 2012.

Transmission Investment Opportunities
In April 2012, Great Plains Energy announced that GPE Transmission Holding Company LLC (GPETHC), a newly-formed wholly-owned subsidiary of Great Plains Energy, and AEP Transmission Holding Company, LLC (AEPTHC) have formed a new company to exclusively pursue, develop, construct, own and operate competitive electric transmission projects.  The new company, Transource Energy, LLC (Transource), is 86.5% owned by AEPTHC, a subsidiary of American Electric Power Company, Inc., and 13.5% owned by GPETHC.  Transource plans to initially pursue competitive regional transmission projects in the PJM Interconnection, Southwest Power Pool (SPP) and Midwest Independent Transmission System Operator transmission regions with plans to pursue competitive electric transmission projects in additional regions as they mature.

GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 175-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an estimated cost of about $380 million for GMO’s portion of the line and an expected 2017 in-service date.  KCP&L and GMO jointly have an SPP-approved regional transmission project for an approximately 30-mile, 345kV transmission line, with estimated construction costs of $54 million and an expected 2015 in-service date, from KCP&L’s and GMO’s Iatan generating station to KCP&L’s Nashua substation.  KCP&L and GMO plan to seek regulatory approvals to novate these two projects to Transource.  Additionally, KCP&L and GMO will seek to transfer certain assets acquired to build the transmission lines and be reimbursed by Transource for the costs of such assets and work performed prior to novation.

ENVIRONMENTAL MATTERS

See Note 10 to the consolidated financial statements for additional information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2012	2011
	(millions)
Operating revenues	$479.7	$492.9
Fuel	(119.3)	(104.9)
Purchased power	(24.7)	(54.9)
Transmission of electricity by others	(7.3)	(7.5)
Gross margin (a)	328.4	325.6
Other operating expenses	(212.0)	(202.3)
Voluntary separation program	-	(9.7)
Depreciation and amortization	(67.4)	(72.4)
Operating income	49.0	41.2
Non-operating income and expenses	(0.9)	1.4
Interest charges	(66.9)	(44.9)
Income tax benefit	9.5	4.6
Net income (loss)	(9.3)	2.3
Less: Net loss attributable to noncontrolling interest	0.2	0.1
Net income (loss) attributable to Great Plains Energy	(9.1)	2.4
Preferred dividends	(0.4)	(0.4)
Earnings (loss) available for common shareholders	$(9.5)	$2.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

For the three months ended March 31, 2012, Great Plains Energy had a loss available for common shareholders of $9.5 million, or $0.07 per share, compared to earnings of $2.0 million, or $0.01 per share, for the same period in 2011.

Electric utility’s net income decreased $2.5 million for the three months ended March 31, 2012, compared to the same period in 2011 due to the following:

•	unfavorable weather driven by a 34% decrease in heating degree days;

•	an estimated $14 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012, along with increased amortization from the 2011 extended refueling outage; and

•	a $16.4 million increase in interest expense primarily due to deferral to a regulatory asset of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs in 2011.

These decreases were partially offset by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•
the three months ended March 31, 2011, included $9.7 million of expense relating to a voluntary separation program, a $2.0 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and a $4.9 million loss relating to other accounting effects of the KCP&L 2011 MPSC rate order.

Great Plains Energy’s corporate and other activities loss increased $9.0 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to $3.8 million of after-tax interest expense to recognize the remaining interest expense related to $287.5 million of subordinated notes underlying Great Plains Energy’s Equity Units due to the early remarketing of the notes and a $1.8 million after-tax loss on the sale of real estate property.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2012	2011
	(millions)
Operating revenues	$479.7	$492.9
Fuel	(119.3)	(104.9)
Purchased power	(24.7)	(54.9)
Transmission of electricity by others	(7.3)	(7.5)
Gross margin (a)	328.4	325.6
Other operating expenses	(207.4)	(201.4)
Voluntary separation program	-	(9.7)
Depreciation and amortization	(67.4)	(72.4)
Operating income	53.6	42.1
Non-operating income and expenses	(0.2)	0.1
Interest charges	(50.7)	(34.3)
Income tax (expense) benefit	1.8	(0.9)
Net income	$4.5	$7.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$190.1	$201.5	(6)	2,056	2,437	(16)
Commercial	188.8	182.3	4	2,463	2,589	(5)
Industrial	42.8	38.5	11	757	746	1
Other retail revenues	5.0	4.5	6	31	31	1
Kansas property tax surcharge	1.5	-	N/A	N/A	N/A	N/A
Provision for rate refund	-	(0.1)	(100)	N/A	N/A	N/A
Fuel recovery mechanism under recovery	6.4	12.8	(49)	N/A	N/A	N/A
Total retail	434.6	439.5	(1)	5,307	5,803	(9)
Wholesale revenues	33.6	41.3	(19)	1,133	1,257	(10)
Other revenues	11.5	12.1	(5)	N/A	N/A	N/A
Operating revenues	479.7	492.9	(3)	6,440	7,060	(9)
Fuel	(119.3)	(104.9)	14
Purchased power	(24.7)	(54.9)	(55)
Transmission of electricity by others	(7.3)	(7.5)	(4)
Gross margin (a)	$328.4	$325.6	1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin increased $2.8 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO, mostly offset by unfavorable weather with a 34% decrease in heating degree days and an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $6.0 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to the following:

•
a $10.2 million increase in operating and maintenance expenses at Wolf Creek with $7.1 million primarily due to an unplanned outage in the first quarter of 2012 and $3.1 million due to increased amortization from the 2011 extended refueling outage;

•	a $2.4 million increase in pension expense corresponding to the resetting of pension trackers with the effective dates of new retail rates at KCP&L and GMO in 2011; and

•	a $2.5 million increase in general taxes driven by higher property taxes.

These increases were partially offset by the deferral to a regulatory asset of $3.0 million relating to solar rebates provided to customers.  Additionally, the three months ended March 31, 2011, included a $2.0 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and a $4.9 million loss relating to other accounting effects of the KCP&L 2011 MPSC rate order.

Electric Utility Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company’s retail electric rates and to enhance organizational efficiency.  Electric utility recorded expense of $9.7 million for the three months ended March 31,

2011, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company through March 31, 2011.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $5.0 million for the three months ended March 31, 2012, compared to the same period in 2011 due to $10.6 million of lower regulatory amortization for KCP&L in Missouri.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri.  This decrease was partially offset by $3.9 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.

Electric Utility Interest Charges
Electric utility’s interest charges increased $16.4 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to deferral to a regulatory asset in 2011 of $14.3 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities.

Electric Utility Income Tax Expense
Electric utility had a $1.8 million income tax benefit for the three months ended March 31, 2012, compared to income tax expense of $0.9 million for the same period in 2011 primarily due to decreased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2012 compared to December 31, 2011)

•	Great Plains Energy’s receivables, net decreased $54.6 million as a result of seasonal decreases in customer accounts receivable.

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable increased $15.0 million due to an increase in KCP&L’s sale of accounts receivable, which is accounted for as a secured borrowing.

•
Great Plains Energy’s fuel inventories increased $19.1 million primarily due to rebuilding of coal inventories following flooding along the Missouri River in 2011, which delayed and suspended coal deliveries.

•	Great Plains Energy’s construction work in progress increased $58.8 million primarily due to environmental upgrades at KCP&L’s La Cygne Station.

•	Great Plains Energy’s nuclear fuel, net of amortization increased $18.1 million primarily due to the capitalization of costs for nuclear fuel enrichment processing.

•	Great Plains Energy’s commercial paper increased $99.8 million primarily due to increased borrowings used to support interest and dividend payments.

•
Great Plains Energy’s current maturities of long-term debt decreased $294.3 million and long-term debt increased $279.3 million due to remarketing of the $287.5 million Equity Units subordinated notes in March 2012, which resulted in reclassification from current maturities to long-term debt.

•	Great Plains Energy’s accounts payable decreased $53.9 million primarily due to the timing of cash payments.

•	Great Plains Energy’s accrued taxes increased $27.5 million primarily due to the timing of property tax payments.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends are dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at March 31, 2012, consisted of $6.2 million of cash and cash equivalents on hand and $815.0 million of unused bank lines of credit.  The unused lines consisted of $165.2 million from Great Plains Energy's revolving credit facility, $323.8 million from KCP&L's credit facilities and $326.0 million from GMO’s revolving credit facility.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

At March 31, 2012, Great Plains Energy’s current maturities of long-term debt were $507.1 million.  Proceeds from the settlement of the Equity Units purchase contracts in June 2012 will be used to redeem a portion of GMO’s $500 million 11.875% Senior Notes that mature in July 2012 and Great Plains Energy is evaluating alternatives to refinance the remaining portion of this GMO maturity.  Based on current market conditions and Great Plains Energy’s unused bank lines of credit, Great Plains Energy expects to have the ability to access the markets to complete the necessary refinancing.

Cash Flows from Operating Activities
The $17.1 million increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2012, compared to the same period in 2011 is primarily due to $29.6 million lower cash outflows related to the change in accounts payable primarily due to the timing of cash payments.  This increase was partially offset by a loss of $9.3 million for the three months ended March 31, 2012, as compared to income of $2.3 million for the same period in 2011.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $26.6 million for the three months ended March 31, 2012, compared to the same period in 2011 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L’s La Cygne Station.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2012 reflect repayment of KCP&L’s $12.4 million of 4.00% EIRR bonds at maturity in January 2012 and additional short-term borrowings primarily to support interest and dividend payments.

Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2011 reflect additional short-term borrowings which were used to repay GMO’s $137.3 million of 7.95% Senior Notes at maturity in February 2011, as well as to support interest and dividend payments.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  KCP&L has not utilized any of this authorization.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012, conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At March 31, 2012, there was $744.0 million available under this authorization.

In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO’s borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2012, there was $639.2 million available under this authorization.

In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  GMO has not utilized any of this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2012, KCP&L had an outstanding payable under the money pool of $1.9 million to Great Plains Energy and $8.3 million to GMO.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of revolving credit facilities.

Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  For the three months ended March 31, 2012, the Company contributed $18.7 million to the pension plans and expects to contribute an additional $77.3 million in 2012 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, with the majority expected to be paid by KCP&L.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $17.3 million under the provisions of these plans in 2012, with the majority paid by KCP&L.

Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2012	2011
	(millions)
Operating revenues	$327.0	$330.8
Fuel	(84.6)	(68.2)
Purchased power	(7.0)	(21.4)
Transmission of electricity by others	(5.0)	(4.3)
Gross margin (a)	230.4	236.9
Other operating expenses	(153.1)	(150.2)
Voluntary separation program	-	(6.8)
Depreciation and amortization	(45.7)	(53.4)
Operating income	31.6	26.5
Non-operating income and expenses	(0.2)	(0.5)
Interest charges	(32.4)	(23.1)
Income tax benefit	3.3	1.1
Net income	$2.3	$4.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$112.6	$120.7	(7)	1,200	1,402	(14)
Commercial	138.1	134.4	3	1,742	1,834	(5)
Industrial	26.9	24.1	12	450	441	2
Other retail revenues	3.2	3.1	4	23	23	1
Kansas property tax surcharge	1.5	-	N/A	N/A	N/A	N/A
Provision for rate refund	-	(0.1)	(100)	N/A	N/A	N/A
Kansas ECA under recovery	7.7	4.6	67	N/A	N/A	N/A
Total retail	290.0	286.8	1	3,415	3,700	(8)
Wholesale revenues	32.3	38.9	(17)	1,089	1,190	(8)
Other revenues	4.7	5.1	(6)	N/A	N/A	N/A
Operating revenues	327.0	330.8	(1)	4,504	4,890	(8)
Fuel	(84.6)	(68.2)	24
Purchased power	(7.0)	(21.4)	(67)
Transmission of electricity by others	(5.0)	(4.3)	17
Gross margin (a)	$230.4	$236.9	(3)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L’s gross margin decreased $6.5 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to new retail rates in Missouri effective May 4, 2011, mostly offset by unfavorable weather with a 34% decrease in heating degree days and an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $2.9 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to a $10.2 million increase in operating and maintenance expenses at Wolf Creek with $7.1 million primarily due to an unplanned outage in the first quarter of 2012 and $3.1 million due to increased amortization from the 2011 extended refueling outage.  This was partially offset by the deferral to a regulatory asset of $1.6 million relating to solar rebates provided to customers.  Additionally, the three months ended March 31, 2011, included a $1.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and a $3.3 million loss relating to other accounting effects of the KCP&L MPSC rate order.

KCP&L Voluntary Separation Program
KCP&L recorded expense of $6.8 million for the three months ended March 31, 2011, related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L through March 31, 2011.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $7.7 million for the three months ended March 31, 2012, compared to the same period in 2011 due to $10.6 million of lower regulatory amortization for KCP&L in Missouri.  The regulatory amortization was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri.  This decrease was partially offset by $2.2 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.

KCP&L Interest Charges
KCP&L’s interest charges increased $9.3 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to deferral to a regulatory asset in 2011 of $8.4 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities.

KCP&L Income Tax Expense
KCP&L’s income tax benefit increased $2.2 million for the three months ended March 31, 2012, compared to the same period in 2011 primarily due to decreased pre-tax income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2011 Form 10-K and therefore are not represented here.

Great Plains Energy’s and KCP&L’s interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk, included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2012, was $10.9 million.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies’ management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	-	$-	-	N/A
February 1 - 29	55,956 (1)	20.77	-	N/A
March 1 - 31	7,189 (1)	20.01	-	N/A
Total	63,145	$20.68	-	N/A
(1) Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On February 21, 2012, Great Plains Energy announced that Michael J. Chesser will be retiring from his position as Chief Executive Officer of Great Plains Energy, KCP&L and GMO effective May 31, 2012.   In connection with his retirement, on May 1, 2012, the Boards of Directors of Great Plains Energy, KCP&L and GMO approved a retirement agreement for Mr. Chesser.  The agreement provides for, among other things: (a) the forfeiture of restricted stock and performance share grants made in 2012 to Mr. Chesser; (b) the vesting of restricted stock grants made to Mr. Chesser prior to 2012 on May 31, 2012; (c) retention of all performance share awards granted prior to 2012 as though he continued employment through the applicable payment dates (with such shares remaining subject to the terms of the applicable performance share objectives under Great Plains Energy’s Long-Term Incentive Plan); (d) the payment of Mr. Chesser’s 2012 annual incentive plan award at target level performance; and (e) a general cross-release of claims.  In addition, the agreement provides for a bonus of $480,000, payable upon Mr. Chesser’s retirement. After retirement, Mr. Chesser will also receive compensation for his service as Chairman of the Board consisting of a one-time payment of $65,000 plus $55,000 in shares of Great Plains Energy common stock in addition to the compensation received by all non-employee directors of Great Plains Energy. A description of the compensation received by all non-employee directors is disclosed in the section titled “Director Compensation” in Great Plains Energy’s 2012 proxy statement and is incorporated herein by reference.

As previously disclosed, Terry Bassham, Director, President and Chief Operating Officer of Great Plains Energy, KCP&L and GMO, was appointed to succeed Mr. Chesser as Chief Executive Officer of Great Plains Energy, KCP&L and GMO, effective June 1, 2012.  In connection with his appointment, Mr. Bassham’s annual incentive plan target award increased, on a prorated basis, to 100% from 70% of base annual salary. Similarly, his target under the 2012-2014 Long-Term Incentive Plan increased to 250% from 200%; consequently, Mr. Bassham will also receive a $123,750 grant of time-based restricted stock, vesting on March 3, 2015, and a $123,750 grant of performance shares, with the same performance objectives as described in Great Plains Energy’s most recent proxy statement.  Mr. Bassham will also receive a $100,000 retention grant of time-based restricted stock, which will vest three years from the grant date, and a $100,000 grant of performance shares for the performance period 2012-2014, with the same performance objectives as described in Great Plains Energy’s most recent proxy statement.  There were no other changes made to Mr. Bassham’s existing compensation arrangements.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Document	Registrant
4.1	*	Supplemental Indenture No. 2 dated as of March 22, 2012 between Great Plains Energy and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on March 23, 2012).	Great Plains Energy
4.2	*
First Supplemental Purchase Contract and Pledge Agreement, dated as of March 19, 2012, among Great Plains Energy, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.2 to Form 8-K filed on March 23, 2012).

Great Plains Energy
10.1	+	Form of 2012 three-year Performance Share Agreement	Great Plains Energy KCP&L
10.2	+	Form of 2012 Restricted Stock Agreement	Great Plains Energy KCP&L
10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2012.	Great Plains Energy KCP&L
10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2012.	Great Plains Energy KCP&L
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certification of Michael J. Chesser.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L
32.1	**	Section 1350 Certifications.	Great Plains Energy
32.2	**	Section 1350 Certifications.	KCP&L
101.INS	**	XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH	**	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

* Filed with the SEC as an exhibit to prior SEC filings and is incorporated by reference and made a part hereof.  The SEC filing and the exhibit number so filed, and incorporated herein by reference, is stated in parenthesis in the description of such exhibit.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 3, 2012	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 3, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 3, 2012	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 3, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)