Form 10-Q
period 2012-06-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2012-08-08
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On August 6, 2012, Great Plains Energy Incorporated had 153,430,889 shares of common stock outstanding. On August 6, 2012,
Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology

Abbreviation or Acronym	Definition

MAP-21	Moving Ahead for Progress in the 21st Century Act
MATS	Mercury and Air Toxics Standards
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
Ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
Transource	Transource Energy, LLC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
Note 1:	Summary of Significant Accounting Policies
Note 2:	Supplemental Cash Flow Information
Note 3:	Receivables
Note 4:	Nuclear Plant
Note 5:	Regulatory Matters
Note 6:	Pension Plans and Other Employee Benefits
Note 7:	Equity Compensation
Note 8:	Short-Term Borrowings and Short-Term Bank Lines of Credit
Note 9:	Long-Term Debt
Note 10:	Commitments and Contingencies
Note 11:	Legal Proceedings
Note 12:	Related Party Transactions and Relationships
Note 13:	Derivative Instruments
Note 14:	Fair Value Measurements
Note 15:	Taxes
Note 16:	Segments and Related Information

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.9	$6.2
Funds on deposit	1.5	1.4
Receivables, net	206.1	231.2
Accounts receivable pledged as collateral	162.0	95.0
Fuel inventories, at average cost	102.7	89.0
Materials and supplies, at average cost	146.0	140.3
Deferred refueling outage costs	18.5	27.5
Refundable income taxes	5.4	0.3
Deferred income taxes	28.5	7.5
Derivative instruments	0.9	1.0
Prepaid expenses and other assets	27.2	19.7
Total	705.7	619.1
Utility Plant, at Original Cost
Electric	11,039.5	10,924.8
Less - accumulated depreciation	4,343.3	4,235.8
Net utility plant in service	6,696.2	6,689.0
Construction work in progress	406.2	287.9
Nuclear fuel, net of amortization of $141.8 and $132.7	87.8	76.6
Total	7,190.2	7,053.5
Investments and Other Assets
Nuclear decommissioning trust fund	144.9	135.3
Regulatory assets	1,029.5	1,058.2
Goodwill	169.0	169.0
Derivative instruments	5.8	6.8
Other	67.8	76.1
Total	1,417.0	1,445.4
Total	$9,312.9	$9,118.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$31.0	$22.0
Collateralized note payable	162.0	95.0
Commercial paper	91.0	267.0
Current maturities of long-term debt	507.1	801.4
Accounts payable	222.5	275.6
Accrued taxes	64.4	25.8
Accrued interest	73.1	76.9
Accrued compensation and benefits	39.4	40.8
Pension and post-retirement liability	4.4	4.4
Other	24.9	26.0
Total	1,219.8	1,634.9
Deferred Credits and Other Liabilities
Deferred income taxes	678.3	628.6
Deferred tax credits	130.0	131.2
Asset retirement obligations	154.3	149.6
Pension and post-retirement liability	452.3	461.9
Regulatory liabilities	276.3	268.5
Other	102.3	101.1
Total	1,793.5	1,740.9
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,655,260 and 136,406,306 shares issued, stated value	2,620.9	2,330.6
Retained earnings	674.7	684.7
Treasury stock - 240,468 and 264,567 shares, at cost	(5.0)	(5.6)
Accumulated other comprehensive loss	(43.6)	(49.8)
Total	3,247.0	2,959.9
Noncontrolling interest	0.2	1.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,013.4	2,742.3
Total	6,299.6	5,742.2
Commitments and Contingencies (Note 10)
Total	$9,312.9	$9,118.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
Operating Revenues	(millions, except per share amounts)
Electric revenues	$603.6	$565.1	$1,083.3	$1,058.0
Operating Expenses
Fuel	138.1	114.4	257.4	219.3
Purchased power	26.9	55.4	51.6	110.3
Transmission of electricity by others	8.8	7.0	16.1	14.5
Utility operating and maintenance expenses	164.1	161.1	327.2	318.6
Voluntary separation program	-	3.0	-	12.7
Depreciation and amortization	67.9	67.6	135.3	140.0
General taxes	45.0	40.3	89.5	82.3
Other	2.8	0.7	7.2	3.5
Total	453.6	449.5	884.3	901.2
Operating income	150.0	115.6	199.0	156.8
Non-operating income	1.6	0.8	2.5	4.4
Non-operating expenses	(5.8)	(2.8)	(7.6)	(5.0)
Interest charges	(55.8)	(50.3)	(122.7)	(95.2)
Income before income tax expense and loss from equity
investments	90.0	63.3	71.2	61.0
Income tax expense	(31.8)	(19.8)	(22.3)	(15.2)
Loss from equity investments, net of income taxes	(0.1)	(0.1)	(0.1)	(0.1)
Net income	58.1	43.4	48.8	45.7
Less: Net loss attributable to noncontrolling interest	-	-	0.2	0.1
Net income attributable to Great Plains Energy	58.1	43.4	49.0	45.8
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$57.7	$43.0	$48.2	$45.0

Average number of basic common shares outstanding	139.6	135.6	137.7	135.5
Average number of diluted common shares outstanding	142.0	138.9	140.6	138.6

Basic earnings per common share	$0.41	$0.32	$0.35	$0.33
Diluted earnings per common share	$0.41	$0.31	$0.34	$0.32

Cash dividends per common share	$0.2125	$0.2075	$0.425	$0.415

Comprehensive Income
Net income	$58.1	$43.4	$48.8	$45.7
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	0.1	(5.9)	(0.2)	(5.4)
Income tax benefit	-	2.2	0.1	2.1
Net gain (loss) on derivative hedging instruments	0.1	(3.7)	(0.1)	(3.3)
Reclassification to expenses, net of tax	3.1	2.5	6.2	4.2
Derivative hedging activity, net of tax	3.2	(1.2)	6.1	0.9
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	0.1	0.2	0.2	0.2
Income tax expense	(0.1)	(0.1)	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	-	0.1	0.1	0.1
Total other comprehensive income (loss)	3.2	(1.1)	6.2	1.0
Comprehensive income	61.3	42.3	55.0	46.7
Less: comprehensive loss attributable to
noncontrolling interest	-	-	0.2	0.1
Comprehensive income attributable to Great Plains Energy	$61.3	$42.3	$55.2	$46.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$48.8	$45.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	135.3	140.0
Amortization of:
Nuclear fuel	9.1	5.9
Other	9.2	1.3
Deferred income taxes, net	26.8	36.3
Investment tax credit amortization	(1.2)	(0.8)
Loss from equity investments, net of income taxes	0.1	0.1
Other operating activities (Note 2)	(62.8)	(157.4)
Net cash from operating activities	165.3	71.1
Cash Flows from Investing Activities
Utility capital expenditures	(263.4)	(193.2)
Allowance for borrowed funds used during construction	(2.7)	(2.1)
Purchases of nuclear decommissioning trust investments	(11.7)	(11.2)
Proceeds from nuclear decommissioning trust investments	10.0	9.4
Other investing activities	(7.5)	(13.6)
Net cash from investing activities	(275.3)	(210.7)
Cash Flows from Financing Activities
Issuance of common stock	290.3	3.0
Issuance of long-term debt	-	349.7
Issuance fees	(2.6)	(2.5)
Repayment of long-term debt	(13.4)	(448.3)
Net change in short-term borrowings	(167.0)	295.7
Net change in collateralized short-term borrowings	67.0	-
Dividends paid	(58.7)	(57.2)
Other financing activities	(4.9)	(3.8)
Net cash from financing activities	110.7	136.6
Net Change in Cash and Cash Equivalents	0.7	(3.0)
Cash and Cash Equivalents at Beginning of Year	6.2	10.8
Cash and Cash Equivalents at End of Period	$6.9	$7.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date June 30	2012		2011
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,406,306	$2,330.6	136,113,954	$2,324.4
Issuance of common stock	17,248,954	290.3	155,345	3.1
Equity compensation expense, net of forfeitures		0.1		0.1
Unearned Compensation
Issuance of restricted common stock		(3.2)		(2.9)
Forfeiture of restricted common stock		1.0		0.8
Compensation expense recognized		1.6		1.2
Other		0.5		0.1
Ending balance	153,655,260	2,620.9	136,269,299	2,326.8
Retained Earnings
Beginning balance		684.7		626.5
Net income attributable to Great Plains Energy		49.0		45.8
Loss on reissuance of treasury stock		(0.3)		(0.5)
Dividends:
Common stock		(57.9)		(56.4)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		-		(0.3)
Ending balance		674.7		614.3
Treasury Stock
Beginning balance	(264,567)	(5.6)	(400,889)	(8.9)
Treasury shares acquired	(145,701)	(2.9)	(88,400)	(2.2)
Treasury shares reissued	169,800	3.5	221,296	4.8
Ending balance	(240,468)	(5.0)	(267,993)	(6.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(49.8)		(56.1)
Derivative hedging activity, net of tax		6.1		0.9
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(43.6)		(55.1)
Total Great Plains Energy Common Shareholders' Equity		$3,247.0		$2,879.7

Noncontrolling Interest
Beginning balance		$1.0		$1.2
Net loss attributable to noncontrolling interest		(0.2)		(0.1)
Distribution		(0.6)		-
Ending balance		$0.2		$1.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.4	$1.9
Funds on deposit	0.1	0.1
Receivables, net	160.8	172.9
Accounts receivable pledged as collateral	106.0	95.0
Fuel inventories, at average cost	71.7	59.0
Materials and supplies, at average cost	105.6	101.1
Deferred refueling outage costs	18.5	27.5
Refundable income taxes	3.8	5.7
Deferred income taxes	4.8	-
Prepaid expenses and other assets	23.6	16.0
Total	497.3	479.2
Utility Plant, at Original Cost
Electric	7,906.2	7,829.3
Less - accumulated depreciation	3,314.0	3,243.0
Net utility plant in service	4,592.2	4,586.3
Construction work in progress	311.3	203.5
Nuclear fuel, net of amortization of $141.8 and $132.7	87.8	76.6
Total	4,991.3	4,866.4
Investments and Other Assets
Nuclear decommissioning trust fund	144.9	135.3
Regulatory assets	760.8	780.7
Other	23.5	30.6
Total	929.2	946.6
Total	$6,417.8	$6,292.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$106.0	$95.0
Commercial paper	91.0	227.0
Current maturities of long-term debt	0.4	12.7
Accounts payable	183.2	209.7
Affiliated payables	251.2	5.1
Accrued taxes	43.7	20.6
Accrued interest	26.5	30.0
Accrued compensation and benefits	39.4	40.8
Pension and post-retirement liability	3.0	3.0
Other	13.0	13.7
Total	757.4	657.6
Deferred Credits and Other Liabilities
Deferred income taxes	797.7	772.7
Deferred tax credits	127.0	127.9
Asset retirement obligations	138.6	134.3
Pension and post-retirement liability	431.5	440.9
Regulatory liabilities	146.9	142.8
Other	72.6	68.6
Total	1,714.3	1,687.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	509.8	513.8
Accumulated other comprehensive loss	(28.8)	(31.4)
Total	2,044.1	2,045.5
Long-term debt (Note 9)	1,902.0	1,901.9
Total	3,946.1	3,947.4
Commitments and Contingencies (Note 10)
Total	$6,417.8	$6,292.2

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
Operating Revenues	(millions)
Electric revenues	$409.1	$383.4	$736.1	$714.2
Operating Expenses
Fuel	98.7	81.5	183.3	149.7
Purchased power	6.6	20.4	13.6	41.8
Transmission of electricity by others	6.1	4.2	11.1	8.5
Operating and maintenance expenses	115.9	115.6	233.8	230.5
Voluntary separation program	-	2.4	-	9.2
Depreciation and amortization	46.0	48.2	91.7	101.6
General taxes	35.9	33.4	71.1	67.3
Other	-	(0.1)	-	1.3
Total	309.2	305.6	604.6	609.9
Operating income	99.9	77.8	131.5	104.3
Non-operating income	0.8	0.5	1.3	1.0
Non-operating expenses	(2.7)	(1.4)	(3.4)	(2.4)
Interest charges	(31.3)	(27.3)	(63.7)	(50.4)
Income before income tax expense	66.7	49.6	65.7	52.5
Income tax expense	(23.0)	(16.2)	(19.7)	(15.1)
Net income	$43.7	$33.4	$46.0	$37.4

Comprehensive Income
Net income	$43.7	$33.4	$46.0	$37.4
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	0.1	(0.1)	(0.2)	(0.1)
Income tax benefit	-	-	0.1	-
Net gain (loss) on derivative hedging instruments	0.1	(0.1)	(0.1)	(0.1)
Reclassification to expenses, net of tax	1.3	1.4	2.7	2.7
Derivative hedging activity, net of tax	1.4	1.3	2.6	2.6
Total other comprehensive income	1.4	1.3	2.6	2.6
Comprehensive income	$45.1	$34.7	$48.6	$40.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$46.0	$37.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	91.7	101.6
Amortization of:
Nuclear fuel	9.1	5.9
Other	14.9	14.1
Deferred income taxes, net	20.2	24.4
Investment tax credit amortization	(0.9)	(0.5)
Other operating activities (Note 2)	(26.1)	(95.1)
Net cash from operating activities	154.9	87.8
Cash Flows from Investing Activities
Utility capital expenditures	(208.6)	(143.0)
Allowance for borrowed funds used during construction	(1.4)	(1.2)
Purchases of nuclear decommissioning trust investments	(11.7)	(11.2)
Proceeds from nuclear decommissioning trust investments	10.0	9.4
Net money pool lending	-	12.1
Other investing activities	(6.3)	(7.8)
Net cash from investing activities	(218.0)	(141.7)
Cash Flows from Financing Activities
Repayment of long-term debt	(12.3)	(112.8)
Net change in short-term borrowings	(136.0)	213.2
Net change in collateralized short-term borrowings	11.0	-
Net money pool borrowings	250.9	2.5
Dividends paid to Great Plains Energy	(50.0)	(50.0)
Other	-	(0.1)
Net cash from financing activities	63.6	52.8
Net Change in Cash and Cash Equivalents	0.5	(1.1)
Cash and Cash Equivalents at Beginning of Year	1.9	3.6
Cash and Cash Equivalents at End of Period	$2.4	$2.5

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2012		2011
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Ending balance	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		513.8		478.3
Net income		46.0		37.4
Dividends:
Common stock held by Great Plains Energy		(50.0)		(50.0)
Ending balance		509.8		465.7
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(31.4)		(36.4)
Derivative hedging activity, net of tax		2.6		2.6
Ending balance		(28.8)		(33.8)
Total Common Shareholder's Equity		$2,044.1		$1,995.0

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one active wholly owned subsidiary, Kansas City Power & Light Receivables Company (KCP&L Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO has two active wholly owned subsidiaries, GMO Receivables Company and MPS Merchant Services, Inc. (MPS Merchant).  MPS Merchant has certain long-term natural gas contracts remaining from its former non-regulated trading operations.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
Income	(millions, except per share amounts)
Net income	$58.1	$43.4	$48.8	$45.7
Less: net loss attributable to noncontrolling interest	-	-	(0.2)	(0.1)
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$57.7	$43.0	$48.2	$45.0
Common Shares Outstanding
Average number of common shares outstanding	139.6	135.6	137.7	135.5
Add: effect of dilutive securities	2.4	3.3	2.9	3.1
Diluted average number of common shares outstanding	142.0	138.9	140.6	138.6
Basic EPS	$0.41	$0.32	$0.35	$0.33
Diluted EPS	$0.41	$0.31	$0.34	$0.32

The computation of diluted EPS for the three months ended and year to date June 30, 2012, excludes anti-dilutive shares consisting of 10,617 restricted stock shares.

The computation of diluted EPS for the three months ended June 30, 2011, excludes anti-dilutive shares consisting of 201,571 performance shares, 12,115 restricted stock shares and 154,096 stock options.

The computation of diluted EPS year to date June 30, 2011, excludes anti-dilutive shares consisting of 201,571 performance shares, 43,641 restricted stock shares and 154,096 stock options.

Dividends Declared
In August 2012, Great Plains Energy’s Board of Directors (Board) declared a quarterly dividend of $0.2125 per share on Great Plains Energy’s common stock.  The common dividend is payable September 20, 2012, to shareholders of record as of August 29, 2012.  The Board also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2012, to shareholders of record as of November 7, 2012.

In August 2012, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on September 19, 2012.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$27.3	$(14.1)
Accounts receivable pledged as collateral	(67.0)	-
Fuel inventories	(13.7)	3.2
Materials and supplies	(5.7)	(3.1)
Accounts payable	(53.7)	(67.2)
Accrued taxes	33.8	33.6
Accrued interest	(3.6)	(4.5)
Deferred refueling outage costs	9.0	(31.0)
Fuel adjustment clauses	10.5	(11.0)
Pension and post-retirement benefit obligations	13.5	7.2
Allowance for equity funds used during construction	(0.1)	(0.3)
Interest rate hedge settlements	-	(26.1)
Iatan Nos. 1 and 2 impact of disallowed construction costs	-	2.3
Uncertain tax positions	(0.3)	(19.6)
Other	(12.8)	(26.8)
Total other operating activities	$(62.8)	$(157.4)
Cash paid during the period:
Interest	$130.5	$138.4
Income taxes	$3.3	$0.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$48.9	$31.5

KCP&L Other Operating Activities
Year to Date June 30	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$13.8	$(9.7)
Accounts receivable pledged as collateral	(11.0)	-
Fuel inventories	(12.7)	(4.1)
Materials and supplies	(4.5)	(3.3)
Accounts payable	(36.5)	(47.1)
Accrued taxes	25.2	30.6
Accrued interest	(3.5)	(3.0)
Deferred refueling outage costs	9.0	(31.0)
Pension and post-retirement benefit obligations	14.9	14.1
Kansas Energy Cost Adjustment	(4.4)	(10.8)
Iatan Nos. 1 and 2 impact of disallowed construction costs	-	1.5
Uncertain tax positions	0.1	(11.8)
Other	(16.5)	(20.5)
Total other operating activities	$(26.1)	$(95.1)
Cash paid during the period:
Interest	$61.3	$62.2
Income taxes	$-	$0.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$44.3	$22.4

3.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	June 30	December 31
	2012	2011
Great Plains Energy	(millions)
Customer accounts receivable - billed	$4.2	$69.8
Customer accounts receivable - unbilled	120.1	82.4
Allowance for doubtful accounts	(3.5)	(2.5)
Other receivables	85.3	81.5
Total	$206.1	$231.2
KCP&L
Customer accounts receivable - billed	$-	$16.4
Customer accounts receivable - unbilled	74.6	50.0
Allowance for doubtful accounts	(2.0)	(1.4)
Intercompany receivables	13.4	38.7
Other receivables	74.8	69.2
Total	$160.8	$172.9

Great Plains Energy’s and KCP&L’s other receivables at June 30, 2012, and December 31, 2011, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L and GMO
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, KCP&L Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  On May 31, 2012, GMO entered into an agreement to sell all of its retail electric and steam service accounts receivable to its wholly owned subsidiary, GMO Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation.

Each of KCP&L Receivables Company’s and GMO Receivables Company’s sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2012, and December 31, 2011, Great Plains Energy’s accounts receivable pledged as collateral and the corresponding short-term collateralized note payable was $162.0 million and $95.0 million, respectively.  At June 30, 2012, and December 31, 2011, KCP&L’s accounts receivable pledged as collateral and the corresponding short-term collateralized note payable was $106.0 million and $95.0 million, respectively.

KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s and GMO’s loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company.  KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L’s agreement expires in September 2014 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO’s agreement expires in September 2014 and allows for $80 million in aggregate outstanding principal during the period of June 1 through October 31 and $65 million in aggregate outstanding principal during the period of November 1 through May 31 of each year.

Information regarding KCP&L’s sale of accounts receivable to KCP&L Receivables Company and GMO’s sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

		KCP&L			GMO	Consolidated
		Receivables	Consolidated		Receivables	Great Plains
Three Months Ended June 30, 2012	KCP&L	Company	KCP&L	GMO	Company	Energy
	(millions)
Receivables (sold) purchased	$(368.6)	$368.6	$-	$(91.7)	$91.7	$-
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.0	(0.7)	(1.2)	0.8	(1.1)
Servicing fees received (paid)	0.6	(0.6)	-	0.1	(0.1)	-
Fees paid to outside investor	-	(0.3)	(0.3)	-	(0.1)	(0.4)
Cash from customers (transferred) received	(319.4)	319.4	-	(64.7)	64.7	-
Cash received from (paid for) receivables
purchased	315.3	(315.3)	-	63.9	(63.9)	-

		KCP&L			GMO	Consolidated
		Receivables	Consolidated		Receivables	Great Plains
Year to Date June 30, 2012	KCP&L	Company	KCP&L	GMO	Company	Energy
	(millions)
Receivables (sold) purchased	$(662.1)	$662.1	$-	$(91.7)	$91.7	$-
Gain (loss) on sale of accounts receivable (a)	(8.4)	8.1	(0.3)	(1.2)	0.8	(0.7)
Servicing fees received (paid)	1.1	(1.1)	-	0.1	(0.1)	-
Fees paid to outside investor	-	(0.6)	(0.6)	-	(0.1)	(0.7)
Cash from customers (transferred) received	(646.6)	646.6	-	(64.7)	64.7	-
Cash received from (paid for) receivables
purchased	638.4	(638.4)	-	63.9	(63.9)	-
Interest on intercompany note received (paid)	0.1	(0.1)	-	-	-	-

	Three Months Ended June 30, 2011			Year to Date June 30, 2011

		KCP&L			KCP&L
		Receivables	Consolidated		Receivables	Consolidated
	KCP&L	Company	KCP&L	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(347.7)	$347.7	$-	$(639.6)	$639.6	$-
Gain (loss) on sale of accounts receivable (a)	(4.4)	3.9	(0.5)	(8.1)	7.8	(0.3)
Servicing fees received (paid)	0.5	(0.5)	-	1.1	(1.1)	-
Fees paid to outside investor	-	(0.3)	(0.3)	-	(0.6)	(0.6)
Cash from customers (transferred) received	(309.9)	309.9	-	(618.2)	618.2	-
Cash received from (paid for) receivables
purchased	306.0	(306.0)	-	610.4	(610.4)	-
Interest on intercompany note received (paid)	0.1	(0.1)	-	0.2	(0.2)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4.	NUCLEAR PLANT

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

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE’s motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE’s application by the end of September 2011 due to a lack of funding.  These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application.  The court has not yet issued a final decision in the case, but in August 2012, the court ordered the parties to report to it, no later than December 14, 2012, on whether Congress by then had provided funding for the NRC to proceed on the license application.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy’s and KCP&L’s nuclear decommissioning trust fund.

	June 30	December 31
	2012	2011
Decommissioning Trust	(millions)
Beginning balance January 1	$135.3	$129.2
Contributions	1.7	3.4
Earned income, net of fees	1.4	4.8
Net realized gains	0.5	0.3
Net unrealized gains (losses)	6.0	(2.4)
Ending balance	$144.9	$135.3

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30				December 31
	2012				2011
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(millions)
Equity securities	$77.9	$17.2	$(3.8)	$91.3	$76.5	$12.3	$(4.5)	$84.3
Debt securities	46.0	4.9	(0.1)	50.8	44.2	4.5	(0.1)	48.6
Other	2.8	-	-	2.8	2.4	-	-	2.4
Total	$126.7	$22.1	$(3.9)	$144.9	$123.1	$16.8	$(4.6)	$135.3

The weighted average maturity of debt securities held by the trust at June 30, 2012, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
	(millions)
Realized gains	$0.2	$0.7	$0.7	$0.8
Realized losses	(0.1)	(0.7)	(0.2)	(0.7)

5.	REGULATORY MATTERS

KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%.  The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L’s summer peaking business.  Testimony from KCC staff and other parties regarding the case is expected in late August 2012, with an evidentiary hearing to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.  Testimony from MPSC staff and other parties regarding the case was filed on August 2, 2012.  The MPSC staff’s testimony recommended a return on equity range of 8.0% to 9.0% and a revenue increase range of approximately $16.5 million to $33.7 million.  The outcome of the KCP&L Missouri rate case will likely be different from either of the positions of KCP&L or MPSC staff, though the decision of the MPSC cannot be predicted.  An evidentiary hearing is scheduled to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

In a March 2011 order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At June 30, 2012, KCP&L and GMO had $127.0 million and $3.0 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its St. Joseph Light & Power (L&P) division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff and other parties regarding the case is expected in mid-August 2012, with an evidentiary hearing to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  A decision on the MEEIA request is anticipated in the third quarter of 2012.

GMO Fuel Adjustment Clause (FAC) Prudence Review
GMO’s electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO’s customers.  The MPSC requires prudence reviews of the FAC no less frequently than at 18-month intervals.  On November 28, 2011, the MPSC staff filed its prudence review report for the 18-month prudence review period covering June 1, 2009 through November 30, 2010.  The MPSC staff recommended to the MPSC to order GMO to refund approximately $19 million, plus interest, to customers through an adjustment to its FAC because the MPSC staff asserts that GMO was imprudent in its use of natural gas hedges to mitigate risk associated with its future purchases in the spot power market.  In May 2012, the MPSC staff revised their recommended refund amount to $14.9 million, plus interest.  GMO is disputing the MPSC staff’s claim of imprudence and filed its testimony on February 22, 2012.  An evidentiary hearing was held June 5-6, 2012, and an order is expected in the third quarter of 2012.

SPP and NERC Inquiries
The Southwest Power Pool, Inc. (SPP) conducted a compliance inquiry regarding a transmission system outage that occurred in the St. Joseph, Missouri area in the summer of 2009.  The North American Electric Reliability Corporation (NERC) also investigated the circumstances surrounding this transmission system outage.  GMO was assessed an immaterial penalty in 2012 resolving this matter.

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

The following tables provide Great Plains Energy’s components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2012	2011	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$8.8	$7.8	$0.8	$0.8
Interest cost	12.3	12.6	2.0	1.9
Expected return on plan assets	(10.7)	(9.7)	(0.4)	(0.5)
Prior service cost	1.1	1.2	1.8	1.8
Recognized net actuarial (gain) loss	11.2	9.5	-	(0.2)
Transition obligation	-	-	0.2	0.4
Settlement charge	-	0.2	-	-
Net periodic benefit costs before
regulatory adjustment	22.7	21.6	4.4	4.2
Regulatory adjustment	(3.8)	(5.9)	0.3	0.1
Net periodic benefit costs	$18.9	$15.7	$4.7	$4.3

	Pension Benefits		Other Benefits
Year to Date June 30	2012	2011	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$17.7	$15.6	$1.6	$1.6
Interest cost	24.5	25.1	3.9	3.9
Expected return on plan assets	(21.4)	(19.3)	(0.9)	(0.9)
Prior service cost	2.2	2.3	3.6	3.6
Recognized net actuarial (gain) loss	22.3	19.2	-	(0.3)
Transition obligation	-	-	0.5	0.7
Settlement charge	-	0.2	-	-
Net periodic benefit costs before
regulatory adjustment	45.3	43.1	8.7	8.6
Regulatory adjustment	(7.7)	(12.3)	0.7	0.3
Net periodic benefit costs	$37.6	$30.8	$9.4	$8.9

7.	EQUITY COMPENSATION

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and the associated income tax benefit.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
Great Plains Energy	(millions)
Compensation expense	$1.8	$1.7	$2.8	$3.3
Income tax benefit	0.7	0.8	1.3	1.4
KCP&L
Compensation expense	$1.4	$1.2	$2.1	$2.3
Income tax benefit	0.5	0.6	1.0	1.0

Performance Shares
Performance share activity year to date June 30, 2012, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance over a stated period of time.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	442,042	$21.06
Granted	161,627	19.01
Forfeited	(50,685)	18.71
Performance adjustment	(160,717)
Ending balance	392,267	22.98
* weighted-average

At June 30, 2012, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted was $20.99 and $19.01 for the three months ended and year to date June 30, 2012, respectively.  The weighted-average grant-date fair value of shares granted was $26.28 and $22.48 for the three months ended and year to date June 30, 2011, respectively.  At June 30, 2012, there was $3.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no performance shares earned and paid year to date June 30, 2012.  The total fair value of performance shares earned and paid year to date June 30, 2011, was $0.8 million.

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

Restricted Stock
Restricted stock activity year to date June 30, 2012, is summarized in the following table.

	Nonvested	Grant Date
	Restricted Stock	Fair Value*
Beginning balance	386,183	$17.06
Granted and issued	162,129	19.69
Vested	(204,838)	15.76
Forfeited	(50,685)	19.66
Ending balance	292,789	18.97
* weighted-average

At June 30, 2012, the remaining weighted-average contractual term was 2.0 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2012, was $19.89 and $19.69, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2011, was $20.26 and $19.26, respectively.  At June 30, 2012, there was $3.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date June 30, 2012, was $1.3 million and $3.2 million, respectively.  The total fair value of shares vested for the three months ended and year to date June 30, 2011, was $0.6 million and $2.6 million, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $200 Million Revolving Credit Facility
Great Plains Energy’s $200 million revolving credit facility with a group of banks expires in December 2016.  The facility’s terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2012, Great Plains Energy was in compliance with this covenant.  At June 30, 2012, Great Plains Energy had $31.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.0% and had issued letters of credit totaling $4.8 million under the credit facility.  At December 31, 2011, Great Plains Energy had $22.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued letters of credit totaling $11.6 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility and Commercial Paper
KCP&L’s $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy’s and KCP&L’s facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2012, KCP&L was in compliance with this covenant.  At June 30, 2012, KCP&L had $91.0 million of commercial paper outstanding at a weighted-average interest rate of 0.46%, had issued letters of credit totaling $18.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, KCP&L had $227.0 million of commercial paper outstanding at a weighted-average interest rate of 0.50%, had issued letters of credit totaling $21.5 million and had no outstanding cash borrowings under the credit facility.

GMO’s $450 Million Revolving Credit Facility and Commercial Paper
GMO’s $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy’s and GMO’s facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2012, GMO was in compliance with this covenant.  At June 30, 2012, GMO had issued letters of credit totaling $13.2 million and had no outstanding commercial paper or cash borrowings under the credit facility.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding at a weighted-average interest rate of 0.88%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2012	2011
KCP&L		(millions)
General Mortgage Bonds
4.97% EIRR bonds(a)	2015-2035	$106.9	$119.3
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other	2012-2018	2.9	2.9
Current maturities		(0.4)	(12.7)
Unamortized discount		(4.0)	(4.2)
Total KCP&L excluding current maturities(c)		1,902.0	1,901.9
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2013-2021	10.1	11.2
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.341% Wamego Series 1996(d)	2026	7.3	7.3
0.341% State Environmental 1993(d)	2028	5.0	5.0
GMO Senior Notes
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		-	16.3
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(b)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(b)	2017	100.0	100.0
Great Plains Energy 4.85% Senior Notes (7.34% rate)(b)	2021	350.0	350.0
Great Plains Energy 5.292% Senior Notes	2022	287.5	-
Great Plains Energy 10.00% Equity Units Subordinated Notes		-	287.5
Current maturities		(506.7)	(788.7)
Unamortized discount and premium, net		5.7	(0.7)
Total Great Plains Energy excluding current maturities(c)		$3,013.4	$2,742.3
(a) Weighted-average interest rates at June 30, 2012
(b) Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments
(c) Does not include $39.5 million EIRR Series 1993B, $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L
(d) Variable rate

Fair Value of Long-Term Debt
The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available.  At June 30, 2012, and December 31, 2011, the book value and fair value of Great Plains Energy’s long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively.  At June 30, 2012, and December 31, 2011, the book value and fair value of KCP&L’s long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.

GMO Senior Notes
GMO repaid its $500 million 11.875% Senior Notes that matured in July 2012.

Great Plains Energy Equity Units
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

Great Plains Energy did not receive any proceeds from the remarketing.  Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities that were pledged as collateral to secure the Equity Unit holders’ obligation under the purchase contract.  There were also $0.1 million of purchase contracts that settled early and did not participate in the remarketing.

In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million, which had been raised through the remarketing completed in March 2012.  The settlement rate of 2.9762 was determined according to the applicable market value of the Company’s common stock at the settlement date.  The applicable market value of $20.05 was measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding June 15, 2012.

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

The $1 billion current estimate of capital expenditures does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to current or future environmental laws.  The Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted.  The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies’ environmental reputation.

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

In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  In December 2008, the court issued an order reinstating CAIR pending EPA’s development of a replacement regulation on remand.

In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  The CSAPR requires the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR includes Kansas, Missouri and other states.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies’ Kansas and Missouri power plants.  There are additional reductions in SO2 allowances allocable to the Companies’ Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies’ Kansas power plants.  In February and June 2012, the EPA finalized technical adjustments to the final CSAPR.  The rules amend the assurance penalty provisions, which would further restrict interstate trading of emission allowances, to start in 2014 instead of 2012.  The EPA revised certain unit-level allocations in certain states, including Kansas and Missouri, which would re-allocate allowances to assist KCP&L in compliance with the CSAPR.

Compliance with the CSAPR was scheduled to begin in 2012.  Multiple states, utilities and other parties, including KCP&L, filed requests for reconsideration and stays with the EPA and/or the D.C. Circuit Court.  In December 2011, the D.C. Circuit Court issued an order staying the CSAPR pending the Court's resolution of the petitions for review of the rule.  The order requires the EPA to continue administering the CAIR while the CSAPR is stayed.

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

Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s La Cygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an 18% interest, and KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.’s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have submitted BART plans to the EPA.  In December 2011, the EPA approved the Kansas BART plan.

In May 2012, the EPA finalized a rule that approves the CSAPR as an alternative to BART.  As a result, states in the CSAPR will be able to substitute participation in the CSAPR for source-specific BART.  In addition, the EPA finalized a limited disapproval of the BART plan that had been submitted by Missouri because it relied on requirements of the CAIR to satisfy certain regional haze requirements.  To address deficiencies in a CAIR-dependent BART plan, the EPA promulgated a Federal Implementation Plan (FIP) to replace reliance on CAIR with reliance on the CSAPR in the BART plan for Missouri.  In June 2012, the EPA finalized a limited approval of the Missouri BART plan that does not include the FIP-approved component of the BART plan.

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

In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired EGUs with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan.  Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three years for compliance with authority for state permitting authorities to grant an additional year as needed for technology installation.  The EPA indicated that it expects this option to be broadly available.  The Missouri Department of Natural Resources (MDNR) has granted an extension at KCP&L’s Montrose Station and at GMO’s Lake Road and Sibley Stations.  The Kansas Department of Health and Environment (KDHE) has granted an extension at KCP&L’s La Cygne Station.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration; although in January 2012, the D.C. Circuit Court vacated the stay and remanded the stay to the EPA.  The EPA issued a proposed revised rule in December 2011 and intends to issue a final rule in 2012.  The proposed revised rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases), and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L’s and GMO’s existing units that produce steam other than for the generation of electricity.  The existing boiler rule and its proposed revisions do not apply to KCP&L’s and GMO’s electricity generating boilers, but would apply to most of GMO’s Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.

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

KCP&L had received requests for information from the KDHE pertaining to a past La Cygne No. 1 scrubber project.  In April 2012, KCP&L and KDHE agreed to resolve this matter with KCP&L completing supplemental environmental projects in the amount of $800,000 and paying a penalty in the amount of $350,000.

Collaboration Agreement
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement under which KCP&L agreed to pursue a set of initiatives designed to offset CO2 emissions.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 400 MWs by the end of 2012.  KCP&L and GMO have added 379 MWs of wind generation and have also added the equivalent CO2 offset of 21 MWs of wind through solar, landfill gas and other projects that were not required under the Collaboration Agreement.

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

SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the MDNR recommended to the EPA that part of Jackson County, Missouri, which is in the Companies’ service territory, be designated a nonattainment area for the new 1-hour SO2 standard.  In April 2012, the EPA announced it is seeking additional input from states, tribes, and other interested parties to refine the agency's approach for implementing the SO2 standard.

Particulate Matter (PM) NAAQS
In June 2012, the EPA proposed to strengthen the NAAQS for fine particulate matter (PM2.5).  The proposal strengthens the annual primary standard and seeks comment on alternative levels of the annual primary standard.  The proposal retains the existing 24‐hour PM2.5 primary standard, coarse particle matter (PM10) primary standard, and secondary standards for PM2.5 and PM10 identical to the primary standards.  The proposal also includes a separate PM2.5 standard to improve visibility.  The EPA is proposing two visibility options for this 24‐hour standard and is seeking comment on alternative levels. The EPA agreed to finalize the rule by December 2012.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment).  The EPA agreed to finalize the rule by June 2013.  Although the impact on Great Plains Energy’s and KCP&L’s operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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

Additionally, the EPA plans to revise the existing standards for water discharges from coal-fired power plants with a proposed rule in November 2012 and final action in April 2014.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.

Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

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

At June 30, 2012, and December 31, 2011, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At June 30, 2012, and December 31, 2011, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.4 million accrual above, at June 30, 2012, and December 31, 2011, Great Plains Energy had $2.1 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB contaminated sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.

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

KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010 and a decision was issued in November 2010 granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  On July 12, 2012, a three-judge panel of the Court of Appeals issued a decision reversing in part the trial court’s decision and directing that the original award be increased by $2.1 million ($1.0 million KCP&L share).  The parties have until late August 2012 to request a rehearing of that decision.

GMO Western Energy Crisis
In response to complaints of manipulation of the California energy market, The Federal Energy Regulatory Commission (FERC) issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.

In December 2001, various parties appealed the July 2001 FERC order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking review of a number of issues, including expansion of the refund period to include periods prior to October 2, 2000 (the Summer Period).  MPS Merchant was a net seller of power during the Summer Period.  On August 2, 2006, the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the Summer Period.  The court remanded the matter to FERC for further consideration.  In May 2011, FERC issued an order which clarified the scope of the hearing regarding spot-market transactions during the Summer Period and ruled on requests for rehearing and motions to dismiss.  An evidentiary hearing before a FERC administrative law judge concluded on July 19, 2012.  An initial decision by the FERC administrative law judge is due February 2013.  If FERC determines that MPS Merchant violated then-existing tariffs or laws during the Summer Period and that such violations affected market clearing prices in California, MPS Merchant could be found to owe refunds.

A separate proceeding was also initiated, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted in the Pacific Northwest between December 25, 2000, and June 20, 2001.  Refund claims brought against MPS Merchant were $5.1 million.  FERC initially rejected the refund requests, but its decision was remanded by the Ninth Circuit for FERC to consider whether any specific acts of market manipulation support the imposition of refunds for particular bilateral contracts.  Formal claims against MPS Merchant must be identified by August 17, 2012, and an evidentiary hearing on transactions in the Pacific Northwest has been scheduled to begin April 15, 2013.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $26.7 million and $52.9 million, respectively, for the three months ended and year to date June 30, 2012.  These costs totaled $27.7 million and $57.2 million, respectively, for the same periods in 2011.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2012, KCP&L had a $256.9 million money pool payable to GMO, which it repaid in July 2012.  The following table summarizes KCP&L’s related party receivables and payables.

	June 30	December 31
	2012	2011
	(millions)
Net receivable from (payable to) GMO	$(246.6)	$24.1
Net receivable from Great Plains Energy	8.8	9.5

13.	DERIVATIVE INSTRUMENTS

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

Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2012, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At June 30, 2012, KCP&L had fully hedged 2012 and had hedged 38% and 6%, respectively, of the 2013 and 2014 projected natural gas usage for retail load and firm MWh sales by utilizing futures contracts.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date June 30, 2012 and 2011.

GMO’s risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At June 30, 2012, GMO had financial contracts in place to hedge approximately 99%, 59% and 8%, respectively, of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2012, 2013 and 2014.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	June 30		December 31
	2012		2011
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$1.6	$(0.5)	$2.0	$(0.5)
Non-hedging derivatives	16.2	(3.0)	23.6	(5.0)
Forward contracts
Non-hedging derivatives	69.5	6.7	97.3	7.8
Option contracts
Non-hedging derivatives	-	-	0.4	-
KCP&L
Futures contracts
Cash flow hedges	$1.6	$(0.5)	$2.0	$(0.5)

The fair values of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.7	3.0
Total Derivatives		$6.7	$3.5

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$-	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.8	5.0
Total Derivatives		$7.8	$5.5

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$-	$0.5

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$-	$0.5

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2012	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(5.0)
Commodity contracts	0.1	Fuel	-
Income tax benefit	-	Income tax benefit	1.9
Total	$0.1	Total	$(3.1)
Year to Date June 30, 2012
Interest rate contracts	$-	Interest charges	$(10.1)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit	0.1	Income tax benefit	3.9
Total	$(0.1)	Total	$(6.2)
Three Months Ended June 30, 2011
Interest rate contracts	$(5.8)	Interest charges	$(3.9)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit	2.2	Income tax benefit	1.4
Total	$(3.7)	Total	$(2.5)
Year to Date June 30, 2011
Interest rate contracts	$(5.3)	Interest charges	$(6.8)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit	2.1	Income tax benefit	2.6
Total	$(3.3)	Total	$(4.2)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
	(Effective Portion)	Classification	Amount
Three Months Ended June 30, 2012	(millions)		(millions)
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	0.1	Fuel	-
Income tax benefit	-	Income tax benefit	0.9
Total	$0.1	Total	$(1.3)
Year to Date June 30, 2012
Interest rate contracts	$-	Interest charges	$(4.4)
Commodity contracts	(0.2)	Fuel	-
Income tax benefit	0.1	Income tax benefit	1.7
Total	$(0.1)	Total	$(2.7)
Three Months Ended June 30, 2011
Interest rate contracts	$-	Interest charges	$(2.2)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit	-	Income tax benefit	0.8
Total	$(0.1)	Total	$(1.4)
Year to Date June 30, 2011
Interest rate contracts	$-	Interest charges	$(4.4)
Commodity contracts	(0.1)	Fuel	-
Income tax benefit	-	Income tax benefit	1.7
Total	$(0.1)	Total	$(2.7)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss)
	Recognized on Regulatory	Income Statement
	Account on Derivatives	Classification	Amount
Three Months Ended June 30, 2012	(millions)		(millions)
Commodity contracts	$0.3	Fuel	$(2.0)
Total	$0.3	Total	$(2.0)
Year to Date June 30, 2012
Commodity contracts	$(2.7)	Fuel	$(2.7)
Total	$(2.7)	Total	$(2.7)
Three Months Ended June 30, 2011
Commodity contracts	$(1.0)	Fuel	$(1.0)
Total	$(1.0)	Total	$(1.0)
Year to Date June 30, 2011
Commodity contracts	$(1.3)	Fuel	$(2.9)
Total	$(1.3)	Total	$(2.9)

Great Plains Energy’s income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $(0.3) million and $(1.1) million, respectively, for the three months ended and year to date June 30, 2012, and $(0.9) million and $1.0 million, respectively, for the same periods in 2011.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2012	2011	2012	2011
	(millions)
Current assets	$10.9	$11.3	$10.9	$11.3
Current liabilities	(79.1)	(89.5)	(57.8)	(62.5)
Noncurrent liabilities	(0.3)	(0.2)	(0.3)	(0.2)
Deferred income taxes	26.7	30.5	18.4	20.0
Total	$(41.8)	$(47.9)	$(28.8)	$(31.4)

Great Plains Energy’s accumulated OCI in the table above at June 30, 2012, includes $20.6 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI in the table above at June 30, 2012, includes $9.1 million that is expected to be reclassified to expense over the next twelve months.

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

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011.

			Fair Value Measurements Using

Description	June 30 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$91.3	$-	$91.3	$-	$-
Debt securities
U.S. Treasury	16.2	-	16.2	-	-
U.S. Agency	4.3	-	-	4.3	-
State and local obligations	2.7	-	-	2.7	-
Corporate bonds	26.9	-	-	26.9	-
Foreign governments	0.7	-	-	0.7	-
Other	0.5	-	-	0.5	-
Total nuclear decommissioning trust	142.6	-	107.5	35.1	-
Total	142.6	-	107.5	35.1	-
Liabilities
Derivative instruments (a)	-	(0.5)	0.5	-	-
Total	$-	$(0.5)	$0.5	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$6.7	$-	$-	$4.5	$2.2
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.1	-	-	0.1	-
Total SERP rabbi trust	0.3	-	0.2	0.1	-
Total	7.0	-	0.2	4.6	2.2
Liabilities
Derivative instruments (a)	-	(3.0)	3.0	-	-
Total	$-	$(3.0)	$3.0	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$6.7	$-	$-	$4.5	$2.2
Nuclear decommissioning trust (b)	142.6	-	107.5	35.1	-
SERP rabbi trust (c)	0.3	-	0.2	0.1	-
Total	149.6	-	107.7	39.7	2.2
Liabilities
Derivative instruments (a)	-	(3.5)	3.5	-	-
Total	$-	$(3.5)	$3.5	$-	$-

			Fair Value Measurements Using

Description	December 31 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$84.3	$-	$84.3	$-	$-
Debt securities
U.S. Treasury	15.3	-	15.3	-	-
U.S. Agency	3.6	-	-	3.6	-
State and local obligations	2.6	-	-	2.6	-
Corporate bonds	26.4	-	-	26.4	-
Foreign governments	0.7	-	-	0.7	-
Other	(0.6)	-	-	(0.6)	-
Total nuclear decommissioning trust	132.3	-	99.6	32.7	-
Total	132.3	-	99.6	32.7	-
Liabilities
Derivative instruments (a)	-	(0.5)	0.5	-	-
Total	$-	$(0.5)	$0.5	$-	$-
Other Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
SERP rabbi trust (c)
Equity securities	0.2	-	0.2	-	-
Debt securities	0.1	-	-	0.1	-
Total SERP rabbi trust	0.3	-	0.2	0.1	-
Total	8.1	-	0.2	4.8	3.1
Liabilities
Derivative instruments (a)	-	(5.0)	5.0	-	-
Total	$-	$(5.0)	$5.0	$-	$-
Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$-	$-	$4.7	$3.1
Nuclear decommissioning trust (b)	132.3	-	99.6	32.7	-
SERP rabbi trust (c)	0.3	-	0.2	0.1	-
Total	140.4	-	99.8	37.5	3.1
Liabilities
Derivative instruments (a)	-	(5.5)	5.5	-	-
Total	$-	$(5.5)	$5.5	$-	$-

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.
(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.3 million and $3.0 million at June 30, 2012, and December 31, 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $20.2 million and $20.3 million at June 30, 2012, and December 31, 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.  At June 30, 2012, and December 31, 2011, Great Plains Energy netted $3.4 million and $5.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date June 30, 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative
	Instruments
	(millions)
Balance at April 1	$2.4	$5.7
Total realized/unrealized gains
included in non-operating income	0.9	2.1
Settlements	(1.1)	(2.9)
Balance at June 30	$2.2	$4.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30	$(0.1)	$(0.6)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative
	Instruments
	(millions)
Balance at January 1	$3.1	$3.7
Total realized/unrealized gains
included in non-operating income	1.1	7.1
Settlements	(2.0)	(5.9)
Balance at June 30	$2.2	$4.9

Total unrealized gains and (losses) included in non-operating income relating to assets and liabilities still on the
consolidated balance sheet at June 30	$(0.7)	$1.5

15.	TAXES

Components of income tax expense are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
Great Plains Energy	2012	2011	2012	2011
Current income taxes	(millions)
Federal	$(3.3)	$2.7	$(3.3)	$3.8
State	0.4	(4.7)	0.3	(4.0)
Foreign	-	(0.1)	-	(0.4)
Total	(2.9)	(2.1)	(3.0)	(0.6)
Deferred income taxes
Federal	30.8	32.3	22.5	28.9
State	5.1	11.4	4.3	7.4
Total	35.9	43.7	26.8	36.3
Noncurrent income taxes
Federal	(0.2)	(19.0)	(0.2)	(18.0)
State	-	(2.0)	-	(1.9)
Foreign	(0.4)	(0.1)	(0.1)	0.2
Total	(0.6)	(21.1)	(0.3)	(19.7)
Investment tax credit amortization	(0.6)	(0.7)	(1.2)	(0.8)
Income tax expense	$31.8	$19.8	$22.3	$15.2

	Three Months Ended		Year to Date
	June 30		June 30
KCP&L	2012	2011	2012	2011
Current income taxes	(millions)
Federal	$0.1	$1.3	$0.2	$2.4
State	0.1	0.2	0.1	0.5
Total	0.2	1.5	0.3	2.9
Deferred income taxes
Federal	19.4	23.2	16.1	19.9
State	4.2	4.7	4.1	4.5
Total	23.6	27.9	20.2	24.4
Noncurrent income taxes
Federal	(0.3)	(11.5)	0.1	(10.6)
State	(0.1)	(1.2)	-	(1.1)
Total	(0.4)	(12.7)	0.1	(11.7)
Investment tax credit amortization	(0.4)	(0.5)	(0.9)	(0.5)
Income tax expense	$23.0	$16.2	$19.7	$15.1

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$31.5	$22.1	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.0	1.1	1.2	1.6
Amortization of investment tax credits	(0.6)	(0.7)	(0.7)	(1.1)
Federal income tax credits	(3.3)	(3.8)	(3.6)	(6.0)
State income taxes	3.5	2.6	3.9	4.1
Changes in uncertain tax positions, net	(0.3)	(1.6)	(0.4)	(2.5)
Valuation allowance	0.1	0.2	0.1	0.3
Other	(0.1)	(0.1)	-	-
Total	$31.8	$19.8	35.5%	31.4%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date June 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$25.0	$21.4	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.1	1.9	3.0	3.0
Amortization of investment tax credits	(1.2)	(0.8)	(1.8)	(1.4)
Federal income tax credits	(6.1)	(6.8)	(8.6)	(11.1)
State income taxes	2.9	3.0	4.1	4.9
Changes in uncertain tax positions, net	(0.1)	(1.3)	(0.1)	(2.2)
Valuation allowance	0.1	(2.2)	0.1	(3.6)
Other	(0.4)	-	(0.4)	0.4
Total	$22.3	$15.2	31.3%	25.0%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$23.4	$17.4	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.9	0.8	1.3	1.6
Amortization of investment tax credits	(0.4)	(0.5)	(0.7)	(1.0)
Federal income tax credits	(3.3)	(3.7)	(4.9)	(7.6)
State income taxes	2.6	1.8	4.0	3.8
Changes in uncertain tax positions, net	-	0.4	-	0.9
Other	(0.2)	-	(0.2)	(0.2)
Total	$23.0	$16.2	34.5%	32.5%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date June 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$23.0	$18.4	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.8	1.6	2.7	3.0
Amortization of investment tax credits	(0.9)	(0.5)	(1.4)	(0.9)
Federal income tax credits	(6.1)	(6.7)	(9.3)	(12.9)
State income taxes	2.6	2.0	4.1	3.9
Changes in uncertain tax positions, net	-	0.4	-	0.8
Other	(0.7)	(0.1)	(1.1)	(0.3)
Total	$19.7	$15.1	30.0%	28.6%

Uncertain Tax Positions
At June 30, 2012, and December 31, 2011, Great Plains Energy had $24.0 million of liabilities related to unrecognized tax benefits.  Of these amounts, $11.7 million and $11.8 million at June 30, 2012, and December 31, 2011, respectively, are expected to impact the effective tax rate if recognized.

At June 30, 2012, and December 31, 2011, KCP&L had $8.8 million and $8.7 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.2 million at June 30, 2012, and December 31, 2011, is expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2012	2011	2012	2011
	(millions)
Beginning balance January 1	$24.0	$42.0	$8.7	$19.1
Additions for current year tax positions	1.5	1.4	1.4	-
Additions for prior year tax positions	-	2.4	-	2.3
Reductions for prior year tax positions	(1.4)	(20.9)	(1.3)	(12.6)
Statute expirations	-	(0.7)	-	(0.1)
Foreign currency translation adjustments	(0.1)	(0.2)	-	-
Ending balance	$24.0	$24.0	$8.8	$8.7

Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At June 30, 2012, and December 31, 2011, accrued interest related to unrecognized tax benefits for Great Plains Energy was $6.1 million and $5.7 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $1.1 million at June 30, 2012, and December 31, 2011.  Amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009-2010 tax years.  The Company estimates that it is reasonably possible that $9.3 million for Great Plains Energy and $4.1 million for KCP&L of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

16.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO’s regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric		Great Plains
June 30, 2012	Utility	Other	Energy
	(millions)
Operating revenues	$603.6	$-	$603.6
Depreciation and amortization	(67.9)	-	(67.9)
Interest charges	(50.4)	(5.4)	(55.8)
Income tax (expense) benefit	(35.9)	4.1	(31.8)
Net income (loss) attributable to Great Plains Energy	63.8	(5.7)	58.1

Year to Date	Electric		Great Plains
June 30, 2012	Utility	Other	Energy
	(millions)
Operating revenues	$1,083.3	$-	$1,083.3
Depreciation and amortization	(135.3)	-	(135.3)
Interest charges	(101.1)	(21.6)	(122.7)
Income tax (expense) benefit	(34.1)	11.8	(22.3)
Net income (loss) attributable to Great Plains Energy	68.3	(19.3)	49.0

Three Months Ended	Electric		Great Plains
June 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$565.1	$-	$565.1
Depreciation and amortization	(67.6)	-	(67.6)
Interest charges	(40.3)	(10.0)	(50.3)
Income tax (expense) benefit	(26.0)	6.2	(19.8)
Net income (loss) attributable to Great Plains Energy	49.0	(5.6)	43.4

Year to Date	Electric		Great Plains
June 30, 2011	Utility	Other	Energy
	(millions)
Operating revenues	$1,058.0	$-	$1,058.0
Depreciation and amortization	(140.0)	-	(140.0)
Interest charges	(74.6)	(20.6)	(95.2)
Income tax (expense) benefit	(26.9)	11.7	(15.2)
Net income (loss) attributable to Great Plains Energy	56.0	(10.2)	45.8

	Electric			Great Plains
	Utility	Other	Eliminations	Energy
June 30, 2012	(millions)
Assets	$9,907.8	$66.1	$(661.0)	$9,312.9
Capital expenditures (a)	263.4	-	-	263.4
December 31, 2011
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures (a)	456.6	-	-	456.6
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

Electric utility consists of KCP&L, a regulated utility, GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 826,100 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

Earnings Overview
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2012, increased to $57.7 million or $0.41 per share from $43.0 million or $0.31 per share for the same period in 2011 driven by:

•	favorable weather with a 30% increase in cooling degree days;

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•	the three months ended June 30, 2011, included $3.0 million of expense relating to a voluntary separation program and an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•	a $6.8 million increase in operating and maintenance expenses at Wolf Creek; and

•
a $5.5 million increase in interest expense primarily due to deferral to a regulatory asset of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during the three months ended June 30, 2011.

Great Plains Energy’s earnings available for common shareholders year to date June 30, 2012, increased to $48.2 million or $0.34 per share from $45.0 million or $0.32 per share for the same period in 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•
year to date June 30, 2011 included $12.7 million of expense relating to a voluntary separation program, a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2, $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders and an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•
unfavorable weather, with a 34% decrease or 1,214 fewer heating degree days during the first quarter of 2012 more than offsetting the impact of a 30% increase or 184 more cooling degree days during the second quarter of 2012;

•	a decrease in weather-normalized retail demand;

•	an estimated $21 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012 and increased amortization from the 2011 extended refueling outage; and

•
a $27.5 million increase in interest expense primarily due to deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs year to date June 30, 2011, and $2.7 million of additional interest expense resulting from the early remarketing in March 2012 of subordinated notes underlying Great Plains Energy’s $287.5 million Equity Units.

Wolf Creek Regulation and Operating Costs
On January 13, 2012, Wolf Creek experienced a loss of off-site power resulting in an unplanned shutdown of the unit.  Wolf Creek returned to service on March 27, 2012.  The NRC conducted an investigation and increased its oversight of Wolf Creek following the loss of off-site power.  Operating costs at Wolf Creek increased year to date June 30, 2012, due to the unplanned outage.  Further increases in the NRC's oversight and involvement in Wolf Creek's operations are expected to occur in the future.  Great Plains Energy is planning to expend more resources at Wolf Creek that will result in future increases in operating costs due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC earlier this year after a review of U.S. nuclear power plant safety prompted by Japan's Fukushima Daiichi nuclear power plant event in 2011.

As a result of the 2012 unplanned outage and the extended refueling outage that occurred in 2011, Wolf Creek’s next refueling outage is being delayed from the third quarter of 2012 to the first quarter of 2013.

KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with KCC to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%.  The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L’s summer peaking business.  Testimony from KCC staff and other parties regarding the case is expected in late August 2012, with an evidentiary hearing to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L’s annual non-firm wholesale electric sales margin (wholesale margin offset).  KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to a decline in wholesale power prices, which is being driven by low natural gas prices.  Testimony from MPSC staff and other parties regarding the case was filed on August 2, 2012.  The MPSC staff’s testimony recommended a return on equity range of 8.0% to 9.0% and a revenue increase range of approximately $16.5 million to $33.7 million.  The outcome of the KCP&L Missouri rate case will likely be different from either of the positions of KCP&L or MPSC staff, though the decision of the MPSC cannot be predicted.  An evidentiary hearing is scheduled to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

In a March 2011 order, the MPSC required KCP&L and GMO to apply to the IRS to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L’s and GMO’s request.  The MPSC has indicated it will consider the ratemaking treatment of the tax credits in a future rate case.  Certain ratemaking treatments that may be pursued by the MPSC could trigger the loss or repayment to the IRS of a portion of unamortized deferred investment tax credits.  At June 30, 2012, KCP&L and GMO had $127.0 million and $3.0 million, respectively, of unamortized deferred investment tax credits.

GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff and other parties regarding the case is expected in mid-August 2012, with an evidentiary hearing to occur in October 2012.  The increase to retail revenues is anticipated to be effective in January 2013.

In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  A decision on the MEEIA request is anticipated in the third quarter of 2012.

Transmission Investment Opportunities
In April 2012, Great Plains Energy announced that GPE Transmission Holding Company LLC (GPETHC), a newly-formed wholly-owned subsidiary of Great Plains Energy, and AEP Transmission Holding Company, LLC (AEPTHC) have formed a new company to exclusively pursue, develop, construct, own and operate competitive electric transmission projects.  The new company, Transource Energy, LLC (Transource), is 86.5% owned by AEPTHC, a subsidiary of American Electric Power Company, Inc., and 13.5% owned by GPETHC.  Transource plans to initially pursue competitive regional transmission projects in the PJM Interconnection, SPP and Midwest Independent Transmission System Operator transmission regions with plans to pursue competitive electric transmission projects in additional regions as they mature.

GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 175-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an estimated cost of $380 million for GMO’s portion of the line and an expected 2017 in-service date.  KCP&L and GMO jointly have an SPP-approved regional transmission project for an approximately 30-mile, 345kV transmission line, with estimated construction costs of $65 million and an expected 2015 in-service date, from KCP&L’s and GMO’s Iatan generating station to KCP&L’s Nashua substation.  KCP&L and GMO plan to seek regulatory approvals to novate these two projects to Transource.  Additionally, KCP&L and GMO will seek to transfer certain development costs and assets acquired to build the transmission lines and be reimbursed by Transource for the costs of such assets and work performed prior to novation.

ENVIRONMENTAL MATTERS

See Note 10 to the consolidated financial statements for additional information regarding environmental matters.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$603.6	$565.1	$1,083.3	$1,058.0
Fuel	(138.1)	(114.4)	(257.4)	(219.3)
Purchased power	(26.9)	(55.4)	(51.6)	(110.3)
Transmission of electricity by others	(8.8)	(7.0)	(16.1)	(14.5)
Gross margin (a)	429.8	388.3	758.2	713.9
Other operating expenses	(211.9)	(202.1)	(423.9)	(404.4)
Voluntary separation program	-	(3.0)	-	(12.7)
Depreciation and amortization	(67.9)	(67.6)	(135.3)	(140.0)
Operating income	150.0	115.6	199.0	156.8
Non-operating income and expenses	(4.2)	(2.0)	(5.1)	(0.6)
Interest charges	(55.8)	(50.3)	(122.7)	(95.2)
Income tax expense	(31.8)	(19.8)	(22.3)	(15.2)
Loss from equity investments	(0.1)	(0.1)	(0.1)	(0.1)
Net income	58.1	43.4	48.8	45.7
Less: Net loss attributable to noncontrolling interest	-	-	0.2	0.1
Net income attributable to Great Plains Energy	58.1	43.4	49.0	45.8
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$57.7	$43.0	$48.2	$45.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended June 30, 2012 Compared to June 30, 2011
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2012, increased to $57.7 million or $0.41 per share from $43.0 million or $0.31 per share for the same period in 2011.

Electric utility’s net income increased $14.8 million for the three months ended June 30, 2012, compared to the same period in 2011 driven by:

•	favorable weather with a 30% increase in cooling degree days;

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•	the three months ended June 30, 2011, included $3.0 million of expense relating to a voluntary separation program and an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•
a $10.1 million increase in interest expense primarily due to deferral to a regulatory asset of $7.8 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during the three months ended June 30, 2011; and

•	a $6.8 million increase in operating and maintenance expenses at Wolf Creek.

Year to Date June 30, 2012 Compared to June 30, 2011
Great Plains Energy’s earnings available for common shareholders year to date June 30, 2012, increased to $48.2 million or $0.34 per share from $45.0 million or $0.32 per share for the same period in 2011.

Electric utility’s net income increased $12.3 million year to date June 30, 2012, compared to the same period in 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•
year to date June 30, 2011, included $12.7 million of expense relating to a voluntary separation program, a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2, $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders and an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•
unfavorable weather, with a 34% decrease or 1,214 fewer heating degree days during the first quarter of 2012 more than offsetting the impact of a 30% increase or 184 more cooling degree days during the second quarter of 2012;

•	a decrease in weather-normalized retail demand;

•	an estimated $21 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012 and increased amortization from the 2011 extended refueling outage; and

•	a $26.5 million increase in interest expense driven by deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction carrying costs year to date June 30, 2011.

Great Plains Energy’s corporate and other activities loss increased $9.1 million year to date June 30, 2012, compared to the same period in 2011 primarily due to:

•	a $1.8 million after-tax loss on the sale of real estate property;

•	an additional $1.6 million of after-tax interest expense resulting from the early remarketing in March 2012 of subordinated notes underlying Great Plains Energy’s $287.5 million Equity Units; and

•
year to date June 30, 2011 included a $2.2 million tax benefit from the reversal of tax valuation allowances and a $2.0 million tax benefit recognized on the settlement of the Company’s 2006-2008 federal tax audit.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$603.6	$565.1	$1,083.3	$1,058.0
Fuel	(138.1)	(114.4)	(257.4)	(219.3)
Purchased power	(26.9)	(55.4)	(51.6)	(110.3)
Transmission of electricity by others	(8.8)	(7.0)	(16.1)	(14.5)
Gross margin (a)	429.8	388.3	758.2	713.9
Other operating expenses	(208.8)	(201.2)	(416.2)	(402.6)
Voluntary separation program	-	(3.0)	-	(12.7)
Depreciation and amortization	(67.9)	(67.6)	(135.3)	(140.0)
Operating income	153.1	116.5	206.7	158.6
Non-operating income and expenses	(3.0)	(1.2)	(3.2)	(1.1)
Interest charges	(50.4)	(40.3)	(101.1)	(74.6)
Income tax expense	(35.9)	(26.0)	(34.1)	(26.9)
Net income	$63.8	$49.0	$68.3	$56.0
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$236.7	$217.2	9	2,060	1,976	4
Commercial	242.5	222.9	9	2,790	2,630	6
Industrial	55.4	53.2	4	853	848	1
Other retail revenues	4.9	4.8	5	29	28	2
Kansas property tax surcharge	1.4	-	N/A	N/A	N/A	N/A
Provision for rate refund	-	0.1	N/M	N/A	N/A	N/A
Fuel recovery mechanism	3.8	18.8	N/M	N/A	N/A	N/A
Total retail	544.7	517.0	5	5,732	5,482	5
Wholesale revenues	48.6	37.8	29	2,146	1,132	90
Other revenues	10.3	10.3	-	N/A	N/A	N/A
Operating revenues	603.6	565.1	7	7,878	6,614	19
Fuel	(138.1)	(114.4)	21
Purchased power	(26.9)	(55.4)	(51)
Transmission of electricity by others	(8.8)	(7.0)	27
Gross margin (a)	$429.8	$388.3	11
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$426.8	$418.7	2	4,116	4,413	(7)
Commercial	431.3	405.2	6	5,253	5,219	1
Industrial	98.2	91.7	7	1,610	1,594	1
Other retail revenues	9.9	9.3	5	60	59	1
Kansas property tax surcharge	2.9	-	N/A	N/A	N/A	N/A
Fuel recovery mechanism	10.2	31.6	N/M	N/A	N/A	N/A
Total retail	979.3	956.5	2	11,039	11,285	(2)
Wholesale revenues	82.2	79.1	4	3,279	2,389	37
Other revenues	21.8	22.4	(3)	N/A	N/A	N/A
Operating revenues	1,083.3	1,058.0	2	14,318	13,674	5
Fuel	(257.4)	(219.3)	17
Purchased power	(51.6)	(110.3)	(53)
Transmission of electricity by others	(16.1)	(14.5)	11
Gross margin (a)	$758.2	$713.9	6
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility’s gross margin increased $41.5 million for the three months ended June 30, 2012, compared to the same period in 2011 primarily due to:

•	favorable weather with a 30% increase in cooling degree days;

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•	the three months ended June 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek.

Electric utility’s gross margin increased $44.3 million year to date June 30, 2012, compared to the same period in 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO; and

•	year to date June 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•
unfavorable weather, with a 34% decrease or 1,214 fewer heating degree days during the first quarter of 2012 more than offsetting the impact of a 30% increase or 184 more cooling degree days during the second quarter of 2012;

•	a decrease in weather-normalized retail demand; and

•	an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility’s other operating expenses increased $7.6 million for the three months ended June 30, 2012, compared to the same period in 2011 primarily due to:

•
a $6.8 million increase in operating and maintenance expenses at Wolf Creek driven by $3.7 million of additional amortization from the 2011 extended refueling outage, along with other increased operating and maintenance expenses; and

•	a $4.7 million increase in general taxes driven by higher property taxes.

These increases were partially offset by a $3.8 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012.

Electric utility’s other operating expenses increased $13.6 million year to date June 30, 2012, compared to the same period in 2011 primarily due to:

•
a $17.0 million increase in operating and maintenance expenses at Wolf Creek driven by $6.8 million of additional amortization from the 2011 extended refueling outage, along with other increased operating and maintenance expenses including an unplanned outage in the first quarter of 2012;

•	a $7.2 million increase in general taxes driven by higher property taxes; and

•	a $4.0 million increase in pension expense resulting from the resetting of pension trackers with the effective dates of new retail rates at KCP&L and GMO in 2011.

These increases were partially offset by:

•	a $7.2 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012;

•	deferral to a regulatory asset of $3.0 million relating to solar rebates provided to customers for recovery in future rates; and

•
year to date June 30, 2011, included a $2.3 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

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

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs decreased $4.7 million year to date June 30, 2012, compared to the same period in 2011 due to $14.1 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri, and a $5.4 million decrease attributable to lower depreciation rates for KCP&L Missouri effective May 4, 2011.  These decreases were partially offset by $6.3 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.

Electric Utility Interest Charges
Electric utility’s interest charges increased $10.1 million and $26.5 million for the three months ended and year to date June 30, 2012, respectively, compared to the same periods in 2011 primarily due to deferral to a regulatory asset of $7.8 million and $22.1 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities for the three months ended and year to date June 30, 2011, respectively.

Electric Utility Income Tax Expense
Electric utility’s income tax expense increased $9.9 million and $7.2 million for the three months ended and year to date June 30, 2012, respectively, compared to the same periods in 2011 primarily due to increased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2012 compared to December 31, 2011)

•
Great Plains Energy’s receivables, net decreased $25.1 million due to an $11 million increase in KCP&L’s sale of accounts receivable and GMO’s $56 million sale of accounts receivable, partially offset by seasonal increases in customer accounts receivable.

•
Great Plains Energy’s accounts receivable pledged as collateral and collateralized note payable increased $67.0 million due to an $11 million increase in KCP&L’s sale of accounts receivable and GMO’s $56 million sale of accounts receivable, which are accounted for as secured borrowings.

•
Great Plains Energy’s deferred income taxes – current assets increased $21.0 million primarily due to the reclassification from deferred income taxes – deferred credits and other liabilities of $15.6 million of net operating losses driven by the expected timing of their utilization.

•	Great Plains Energy’s construction work in progress increased $118.3 million primarily due to environmental upgrades at KCP&L’s La Cygne Station.

•	Great Plains Energy’s commercial paper decreased $176.0 million due to the repayment of commercial paper with proceeds from settlement of Great Plains Energy’s Equity Units purchase contracts.

•
Great Plains Energy’s current maturities of long-term debt decreased $294.3 million and long-term debt increased $271.1 million due to the March 2012 remarketing of subordinated notes underlying Great Plains Energy’s $287.5 million Equity Units, which resulted in reclassification from current maturities to long-term debt.

•	Great Plains Energy’s accounts payable decreased $53.1 million primarily due to the timing of cash payments.

•	Great Plains Energy’s accrued taxes increased $38.6 million primarily due to the timing of property tax payments.

•
Great Plains Energy’s deferred income taxes – deferred credits and other liabilities increased $49.7 million due to an increase in temporary differences mostly as a result of bonus depreciation partially offset by the reclassification of net operating losses to deferred income taxes – current assets.

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

Great Plains Energy's liquid resources at June 30, 2012, consisted of $6.9 million of cash and cash equivalents on hand and $1.1 billion of unused bank lines of credit.  The unused lines consisted of $164.2 million from Great Plains Energy's revolving credit facility, $494.8 million from KCP&L's credit facilities and $460.8 million from GMO’s credit facilities.  At July 31, 2012, Great Plains Energy’s unused bank lines of credit decreased $497.3 million from the amount at June 30, 2012, due to a $251.3 million decrease from KCP&L's credit facilities and a $246.0 million decrease from GMO’s credit facilities.  See Cash Flows from Financing Activities below for more information.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.

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

Cash Flows from Operating Activities
The $94.2 million increase in cash flows from operating activities for Great Plains Energy year to date June 30, 2012, compared to the same period in 2011 is primarily due to the payment in 2011 of $26.1 million for the settlement of forward starting swaps upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011 and a decrease in deferred refueling outage costs.  Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $70.2 million year to date June 30, 2012, compared to the same period in 2011 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L’s La Cygne Station.

Cash Flows from Financing Activities
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO.  GMO used the proceeds to make an intercompany loan to KCP&L under the Great Plains Energy money pool, which KCP&L used to repay short-term borrowings.  In July 2012, KCP&L repaid its $256.9 million money pool payable to GMO with increased short-term borrowings.  GMO used the proceeds from the money pool repayment along with increased short-term borrowings to repay its $500 million 11.875% Senior Notes at maturity in July 2012.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2012 also reflect repayment of KCP&L’s $12.4 million of 4.00% EIRR bonds at maturity in January 2012.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2011, reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  Short-term borrowings increased with the proceeds used for KCP&L’s purchase in lieu of redemption of its EIRR Series 1993B bonds totaling $39.5 million and EIRR Series 2007A-1 and 2007A-2 totaling $73.3 million.  Additional short-term borrowings were used to support interest and dividend payments.

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

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012, conditioned on KCP&L’s borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At June 30, 2012, there was $909.0 million available under this authorization.

In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO’s borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2012, there was $750.0 million available under this authorization.

In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At June 30, 2012, there was $562.5 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2012, KCP&L had an outstanding payable under the money pool of $2.5 million to Great Plains Energy and $256.9 million to GMO.  In July 2012, KCP&L repaid the $256.9 million money pool payable to GMO.

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

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into federal law.  The new law contains provisions offering funding relief for defined benefit plans by stabilizing interest rates used in determining required ERISA contributions.  The new law should stabilize the fluctuation of interest rates from year to year and is expected to lower the 2012 funding requirements from the amount disclosed in the 2011 Form 10-K.  Year to date June 30, 2012, Great Plains Energy contributed $32.3 million to the pension plans.  Great Plains Energy’s estimate of additional contributions in 2012 is approximately $46.7 million under the new law to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

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

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$409.1	$383.4	$736.1	$714.2
Fuel	(98.7)	(81.5)	(183.3)	(149.7)
Purchased power	(6.6)	(20.4)	(13.6)	(41.8)
Transmission of electricity by others	(6.1)	(4.2)	(11.1)	(8.5)
Gross margin (a)	297.7	277.3	528.1	514.2
Other operating expenses	(151.8)	(148.9)	(304.9)	(299.1)
Voluntary separation program	-	(2.4)	-	(9.2)
Depreciation and amortization	(46.0)	(48.2)	(91.7)	(101.6)
Operating income	99.9	77.8	131.5	104.3
Non-operating income and expenses	(1.9)	(0.9)	(2.1)	(1.4)
Interest charges	(31.3)	(27.3)	(63.7)	(50.4)
Income tax expense	(23.0)	(16.2)	(19.7)	(15.1)
Net income	$43.7	$33.4	$46.0	$37.4
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L’s gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$147.7	$138.1	7	1,288	1,231	5
Commercial	172.6	161.9	7	1,949	1,855	5
Industrial	32.5	33.6	(3)	483	499	(3)
Other retail revenues	3.1	3.0	2	21	20	2
Kansas property tax surcharge	1.4	-	N/A	N/A	N/A	N/A
Provision for rate refund	-	0.1	N/M	N/A	N/A	N/A
Fuel recovery mechanism	1.3	7.6	N/M	N/A	N/A	N/A
Total retail	358.6	344.3	4	3,741	3,605	4
Wholesale revenues	46.4	35.1	32	2,056	1,046	96
Other revenues	4.1	4.0	2	N/A	N/A	N/A
Operating revenues	409.1	383.4	7	5,797	4,651	25
Fuel	(98.7)	(81.5)	21
Purchased power	(6.6)	(20.4)	(68)
Transmission of electricity by others	(6.1)	(4.2)	43
Gross margin (a)	$297.7	$277.3	7
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$260.3	$258.8	1	2,488	2,633	(5)
Commercial	310.7	296.3	5	3,691	3,689	-
Industrial	59.4	57.7	3	933	940	(1)
Other retail revenues	6.3	6.1	3	44	43	2
Kansas property tax surcharge	2.9	-	N/A	N/A	N/A	N/A
Fuel recovery mechanism	9.0	12.2	N/M	N/A	N/A	N/A
Total retail	648.6	631.1	3	7,156	7,305	(2)
Wholesale revenues	78.7	74.0	6	3,145	2,236	41
Other revenues	8.8	9.1	(2)	N/A	N/A	N/A
Operating revenues	736.1	714.2	3	10,301	9,541	8
Fuel	(183.3)	(149.7)	22
Purchased power	(13.6)	(41.8)	(67)
Transmission of electricity by others	(11.1)	(8.5)	30
Gross margin (a)	$528.1	$514.2	3
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L’s gross margin increased $20.4 million for the three months ended June 30, 2012, compared to the same period in 2011 primarily due to:

•	favorable weather with a 30% increase in cooling degree days;

•	new retail rates in Missouri effective May 4, 2011; and

•	the three months ended June 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek.

KCP&L’s gross margin increased $13.9 million year to date June 30, 2012, compared to the same period in 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011; and

•	year to date June 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek.

These increases were partially offset by:

•
unfavorable weather, with a 34% decrease or 1,214 fewer heating degree days during the first quarter of 2012 more than offsetting the impact of a 30% increase or 184 more cooling degree days during the second quarter of 2012;

•	a decrease in weather-normalized retail demand; and

•	an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L’s other operating expenses increased $2.9 million for the three months ended June 30, 2012, compared to the same period in 2011 primarily due to a $6.8 million increase in operating and maintenance expenses at Wolf Creek driven by $3.7 million of additional amortization from the 2011 extended refueling outage, along with other increased operating and maintenance expenses.  This increase was partially offset by a $2.3 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012.

KCP&L’s other operating expenses increased $5.8 million year to date June 30, 2012, compared to the same period in 2011 primarily due to a $17.0 million increase in operating and maintenance expenses at Wolf Creek driven by $6.8 million of additional amortization from the 2011 extended refueling outage, along with increased other operating and maintenance expenses including an unplanned outage in the first quarter of 2012.  This increase was partially offset by a $6.9 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012 and deferral to a regulatory asset of $1.6 million relating to solar rebates provided to customers for recovery in future rates.  Additionally, year to date June 30, 2011, included $1.5 million of losses related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $2.4 million of expenses related to other accounting effects of the KCP&L 2011 MPSC rate order.

KCP&L Voluntary Separation Program
KCP&L recorded expense of $2.4 million and $9.2 million for the three months ended and year to date June 30, 2011, respectively, related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs decreased $9.9 million year to date June 30, 2012, compared to the same period in 2011 due to $14.1 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L’s Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri, and a $5.4 million decrease attributable to lower depreciation rates for KCP&L Missouri effective May 4, 2011.  These decreases were partially offset by $2.9 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.

KCP&L Interest Charges
KCP&L’s interest charges increased $4.0 million and $13.3 million for the three months ended and year to date June 30, 2012, respectively, compared to the same periods in 2011 primarily due to deferral to a regulatory asset of $2.3 million and $10.7 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities for the three months ended and year to date June 30, 2011, respectively.

KCP&L Income Tax Expense
KCP&L’s income tax expense increased $6.8 million and $4.6 million for the three months ended and year to date June 30, 2012, respectively, compared to the same periods in 2011 primarily due to increased pre-tax income.

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

Great Plains Energy’s and KCP&L’s interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk, included in the 2011 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant’s counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2012 was $19.3 million.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies’ management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended June 30, 2012.

Issuer Purchases of Equity Securities
Maximum Number
				Total Number of	(or Approximate
				Shares (or Units)	Dollar Value) of
	Total			Purchased as	Shares (or Units)
	Number of		Average	Part of Publicly	that May Yet Be
	Shares		Price Paid	Announced	Purchased Under
	(or Units)		per Share	Plans or	the Plans or
Month	Purchased		(or Unit)	Programs	Programs
April 1 - 30	-		$-	-	N/A
May 1 - 31	82,043	(1)(2)	19.78	-	N/A
June 1- 30	513	(2)	21.00	-	N/A
Total	82,556		$19.79	-	N/A
(1) Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
(2) Represents common shares surrendered to the Company following the resignation of a certain officer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	+	Retirement Agreement dated May 22, 2012, among Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Michael J. Chesser.	Great Plains Energy KCP&L
10.2		Purchase and Sale Agreement dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer.	Great Plains Energy
10.3
Receivables Sale Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation.

Great Plains Energy
12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy
12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L
31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy
31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy
31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L
31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L
32.1	*	Section 1350 Certifications.	Great Plains Energy
32.2	*	Section 1350 Certifications.	KCP&L
101.INS		XBRL Instance Document.	Great Plains Energy KCP&L
101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

+ Indicates management contract or compensatory plan or arrangement.

* Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: August 8, 2012	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated: August 8, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 8, 2012	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated: August 8, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)