Form 10-Q
period 2012-09-30
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2012-11-08
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

On October 31, 2012, Great Plains Energy Incorporated had 153,475,437 shares of common stock outstanding.  On October 31, 2012, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy's other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L's debt securities and holders of such securities should not consider Great Plains Energy's or its other subsidiaries' financial resources or results of operations in making a decision with respect to KCP&L's debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology

Abbreviation or Acronym	Definition

MAP-21	Moving Ahead for Progress in the 21st Century Act
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
Ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee Inc.
Transource	Transource Energy, LLC
Transource Missouri	Transource Missouri, LLC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30 2012	December 31 2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.9	$6.2
Funds on deposit	1.6	1.4
Receivables, net	218.6	231.2
Accounts receivable pledged as collateral	190.0	95.0
Fuel inventories, at average cost	94.4	89.0
Materials and supplies, at average cost	148.1	140.3
Deferred refueling outage costs	14.1	27.5
Refundable income taxes	7.0	0.3
Deferred income taxes	116.3	7.5
Derivative instruments	1.0	1.0
Prepaid expenses and other assets	23.1	19.7
Total	821.1	619.1
Utility Plant, at Original Cost
Electric	11,112.4	10,924.8
Less - accumulated depreciation	4,390.9	4,235.8
Net utility plant in service	6,721.5	6,689.0
Construction work in progress	468.0	287.9
Nuclear fuel, net of amortization of $149.6 and $132.7	80.8	76.6
Total	7,270.3	7,053.5
Investments and Other Assets
Nuclear decommissioning trust fund	152.1	135.3
Regulatory assets	1,012.8	1,058.2
Goodwill	169.0	169.0
Derivative instruments	5.8	6.8
Other	71.3	76.1
Total	1,411.0	1,445.4
Total	$9,502.4	$9,118.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30 2012	December 31 2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$31.0	$22.0
Collateralized note payable	190.0	95.0
Commercial paper	427.0	267.0
Current maturities of long-term debt	257.1	801.4
Accounts payable	222.4	275.6
Accrued taxes	97.5	25.8
Accrued interest	60.1	76.9
Accrued compensation and benefits	42.3	40.8
Pension and post-retirement liability	4.4	4.4
Other	24.7	26.0
Total	1,356.5	1,634.9
Deferred Credits and Other Liabilities
Deferred income taxes	854.1	628.6
Deferred tax credits	129.4	131.2
Asset retirement obligations	156.6	149.6
Pension and post-retirement liability	449.5	461.9
Regulatory liabilities	282.7	268.5
Other	106.3	101.1
Total	1,978.6	1,740.9
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,717,021 and 136,406,306 shares issued, stated value	2,622.9	2,330.6
Retained earnings	787.8	684.7
Treasury stock - 254,226 and 264,567 shares, at cost	(5.2)	(5.6)
Accumulated other comprehensive loss	(40.1)	(49.8)
Total	3,365.4	2,959.9
Noncontrolling interest	—	1.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	2,762.9	2,742.3
Total	6,167.3	5,742.2
Commitments and Contingencies (Note 10)
Total	$9,502.4	$9,118.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
Operating Revenues	(millions, except per share amounts)
Electric revenues	$746.2	$773.7	$1,829.5	$1,831.7
Operating Expenses
Fuel	164.7	146.5	422.1	365.8
Purchased power	17.9	68.1	69.5	178.4
Transmission of electricity by others	9.8	8.6	25.9	23.1
Utility operating and maintenance expenses	156.8	169.1	484.0	487.7
Voluntary separation program	—	—	—	12.7
Depreciation and amortization	68.9	65.9	204.2	205.9
General taxes	50.8	52.3	140.3	134.6
Other	0.3	0.5	7.5	4.0
Total	469.2	511.0	1,353.5	1,412.2
Operating income	277.0	262.7	476.0	419.5
Non-operating income	2.1	1.4	4.6	5.8
Non-operating expenses	(1.9)	(1.3)	(9.5)	(6.3)
Interest charges	(48.1)	(60.8)	(170.8)	(156.0)
Income before income tax expense and loss from equity investments	229.1	202.0	300.3	263.0
Income tax expense	(82.6)	(75.4)	(104.9)	(90.6)
Loss from equity investments, net of income taxes	(0.1)	—	(0.2)	(0.1)
Net income	146.4	126.6	195.2	172.3
Less: Net income attributable to noncontrolling interest	(0.2)	(0.1)	—	—
Net income attributable to Great Plains Energy	146.2	126.5	195.2	172.3
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$145.8	$126.1	$194.0	$171.1

Average number of basic common shares outstanding	153.2	135.7	142.9	135.6
Average number of diluted common shares outstanding	153.4	138.3	145.0	138.5

Basic earnings per common share	$0.95	$0.93	$1.36	$1.26
Diluted earnings per common share	$0.95	$0.91	$1.34	$1.24

Cash dividends per common share	$0.2125	$0.2075	$0.6375	$0.6225
Comprehensive Income
Net income	$146.4	$126.6	$195.2	$172.3
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	0.1	(0.1)	(0.1)	(5.5)
Income tax (expense) benefit	(0.1)	0.1	—	2.2
Net loss on derivative hedging instruments	—	—	(0.1)	(3.3)
Reclassification to expenses, net of tax	3.4	3.1	9.6	7.3
Derivative hedging activity, net of tax	3.4	3.1	9.5	4.0
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs	0.1	—	0.3	0.2
Income tax expense	—	—	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	0.1	—	0.2	0.1
Total other comprehensive income	3.5	3.1	9.7	4.1
Comprehensive income	149.9	129.7	204.9	176.4
Less: comprehensive income attributable to noncontrolling interest	(0.2)	(0.1)	—	—
Comprehensive income attributable to Great Plains Energy	$149.7	$129.6	$204.9	$176.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$195.2	$172.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	204.2	205.9
Amortization of:
Nuclear fuel	16.9	13.5
Other	22.6	7.5
Deferred income taxes, net	115.8	124.0
Investment tax credit amortization	(1.8)	(1.5)
Loss from equity investments, net of income taxes	0.2	0.1
Other operating activities (Note 2)	(66.8)	(154.3)
Net cash from operating activities	486.3	367.5
Cash Flows from Investing Activities
Utility capital expenditures	(409.5)	(317.8)
Allowance for borrowed funds used during construction	(3.9)	(3.1)
Purchases of nuclear decommissioning trust investments	(20.4)	(15.5)
Proceeds from nuclear decommissioning trust investments	17.9	13.0
Other investing activities	(12.1)	(17.4)
Net cash from investing activities	(428.0)	(340.8)
Cash Flows from Financing Activities
Issuance of common stock	291.6	4.5
Issuance of long-term debt	—	747.1
Issuance fees	(2.6)	(6.2)
Repayment of long-term debt	(513.8)	(448.5)
Net change in short-term borrowings	169.0	(234.5)
Net change in collateralized short-term borrowings	95.0	—
Dividends paid	(91.7)	(85.9)
Other financing activities	(5.1)	(5.1)
Net cash from financing activities	(57.6)	(28.6)
Net Change in Cash and Cash Equivalents	0.7	(1.9)
Cash and Cash Equivalents at Beginning of Year	6.2	10.8
Cash and Cash Equivalents at End of Period	$6.9	$8.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date September 30	2012		2011
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,406,306	$2,330.6	136,113,954	$2,324.4
Issuance of common stock	17,310,715	291.6	226,691	4.5
Equity compensation expense, net of forfeitures		0.2		0.2
Unearned Compensation
Issuance of restricted common stock		(3.2)		(3.5)
Forfeiture of restricted common stock		1.3		0.9
Compensation expense recognized		1.9		1.7
Other		0.5		0.3
Ending balance	153,717,021	2,622.9	136,340,645	2,328.5
Retained Earnings
Beginning balance		684.7		626.5
Net income attributable to Great Plains Energy		195.2		172.3
Loss on reissuance of treasury stock		(0.2)		(0.7)
Dividends:
Common stock		(90.5)		(84.7)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.2)		(0.3)
Ending balance		787.8		711.9
Treasury Stock
Beginning balance	(264,567)	(5.6)	(400,889)	(8.9)
Treasury shares acquired	(164,454)	(3.3)	(125,024)	(2.3)
Treasury shares reissued	174,795	3.7	259,024	5.6
Ending balance	(254,226)	(5.2)	(266,889)	(5.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(49.8)		(56.1)
Derivative hedging activity, net of tax		9.5		4.0
Change in unrecognized pension expense, net of tax		0.2		0.1
Ending balance		(40.1)		(52.0)
Total Great Plains Energy Common Shareholders' Equity		$3,365.4		$2,982.8

Noncontrolling Interest
Beginning balance		$1.0		$1.2
Distribution		(1.0)		—
Ending balance		$—		$1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30 2012	December 31 2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.8	$1.9
Funds on deposit	0.2	0.1
Receivables, net	207.1	172.9
Accounts receivable pledged as collateral	110.0	95.0
Fuel inventories, at average cost	65.2	59.0
Materials and supplies, at average cost	107.2	101.1
Deferred refueling outage costs	14.1	27.5
Refundable income taxes	—	5.7
Deferred income taxes	7.3	—
Prepaid expenses and other assets	20.7	16.0
Total	534.6	479.2
Utility Plant, at Original Cost
Electric	7,939.8	7,829.3
Less - accumulated depreciation	3,342.7	3,243.0
Net utility plant in service	4,597.1	4,586.3
Construction work in progress	381.5	203.5
Nuclear fuel, net of amortization of $149.6 and $132.7	80.8	76.6
Total	5,059.4	4,866.4
Investments and Other Assets
Nuclear decommissioning trust fund	152.1	135.3
Regulatory assets	743.9	780.7
Other	27.3	30.6
Total	923.3	946.6
Total	$6,517.3	$6,292.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30 2012	December 31 2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$95.0
Commercial paper	256.0	227.0
Current maturities of long-term debt	0.4	12.7
Accounts payable	193.1	214.8
Accrued taxes	91.1	20.6
Accrued interest	39.8	30.0
Accrued compensation and benefits	42.3	40.8
Pension and post-retirement liability	3.0	3.0
Other	12.7	13.7
Total	748.4	657.6
Deferred Credits and Other Liabilities
Deferred income taxes	825.5	772.7
Deferred tax credits	126.5	127.9
Asset retirement obligations	140.6	134.3
Pension and post-retirement liability	428.7	440.9
Regulatory liabilities	151.4	142.8
Other	81.6	68.6
Total	1,754.3	1,687.2
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	577.0	513.8
Accumulated other comprehensive loss	(27.1)	(31.4)
Total	2,113.0	2,045.5
Long-term debt (Note 9)	1,901.6	1,901.9
Total	4,014.6	3,947.4
Commitments and Contingencies (Note 10)
Total	$6,517.3	$6,292.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
Operating Revenues	(millions)
Electric revenues	$508.0	$506.3	$1,244.1	$1,220.5
Operating Expenses
Fuel	114.5	99.3	297.8	249.0
Purchased power	10.1	24.9	23.7	66.7
Transmission of electricity by others	6.3	5.7	17.4	14.2
Operating and maintenance expenses	110.5	120.2	344.3	350.7
Voluntary separation program	—	—	—	9.2
Depreciation and amortization	46.9	45.4	138.6	147.0
General taxes	41.9	41.6	113.0	108.9
Other	—	—	—	1.3
Total	330.2	337.1	934.8	947.0
Operating income	177.8	169.2	309.3	273.5
Non-operating income	1.0	0.8	2.3	1.8
Non-operating expenses	(1.3)	(1.0)	(4.7)	(3.4)
Interest charges	(32.4)	(30.8)	(96.1)	(81.2)
Income before income tax expense	145.1	138.2	210.8	190.7
Income tax expense	(54.9)	(52.8)	(74.6)	(67.9)
Net income	$90.2	$85.4	$136.2	$122.8
Comprehensive Income
Net income	$90.2	$85.4	$136.2	$122.8
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	0.1	(0.1)	(0.1)	(0.2)
Income tax (expense) benefit	(0.1)	0.1	—	0.1
Net loss on derivative hedging instruments	—	—	(0.1)	(0.1)
Reclassification to expenses, net of tax	1.7	1.3	4.4	4.0
Derivative hedging activity, net of tax	1.7	1.3	4.3	3.9
Total other comprehensive income	1.7	1.3	4.3	3.9
Comprehensive income	$91.9	$86.7	$140.5	$126.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$136.2	$122.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	138.6	147.0
Amortization of:
Nuclear fuel	16.9	13.5
Other	23.1	22.3
Deferred income taxes, net	47.4	87.2
Investment tax credit amortization	(1.4)	(1.0)
Other operating activities (Note 2)	23.4	(74.3)
Net cash from operating activities	384.2	317.5
Cash Flows from Investing Activities
Utility capital expenditures	(324.5)	(236.7)
Allowance for borrowed funds used during construction	(2.3)	(1.6)
Purchases of nuclear decommissioning trust investments	(20.4)	(15.5)
Proceeds from nuclear decommissioning trust investments	17.9	13.0
Net money pool lending	—	(18.8)
Other investing activities	(8.2)	(9.3)
Net cash from investing activities	(337.5)	(268.9)
Cash Flows from Financing Activities
Issuance of long-term debt	—	397.4
Issuance fees	—	(3.7)
Repayment of long-term debt	(12.7)	(113.1)
Net change in short-term borrowings	29.0	(253.0)
Net change in collateralized short-term borrowings	15.0	—
Net money pool borrowings	(4.2)	(1.6)
Dividends paid to Great Plains Energy	(73.0)	(75.0)
Other	0.1	—
Net cash from financing activities	(45.8)	(49.0)
Net Change in Cash and Cash Equivalents	0.9	(0.4)
Cash and Cash Equivalents at Beginning of Year	1.9	3.6
Cash and Cash Equivalents at End of Period	$2.8	$3.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2012		2011
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		513.8		478.3
Net income		136.2		122.8
Dividends:
Common stock held by Great Plains Energy		(73.0)		(75.0)
Ending balance		577.0		526.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(31.4)		(36.4)
Derivative hedging activity, net of tax		4.3		3.9
Ending balance		(27.1)		(32.5)
Total Common Shareholder's Equity		$2,113.0		$2,056.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms "Great Plains Energy," "Company," "KCP&L" and "Companies" are used throughout this report.  "Great Plains Energy" and the "Company" refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries. "Companies" refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.  The Companies' interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

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

Each of Great Plains Energy's and KCP&L's consolidated financial statements includes the accounts of their subsidiaries.  Intercompany transactions have been eliminated.
Great Plains Energy's sole reportable business segment is electric utility.  See Note 16 for additional information.

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

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
Income	(millions, except per share amounts)
Net income	$146.4	$126.6	$195.2	$172.3
Less: net income attributable to noncontrolling interest	0.2	0.1	—	—
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$145.8	$126.1	$194.0	$171.1
Common Shares Outstanding
Average number of common shares outstanding	153.2	135.7	142.9	135.6
Add: effect of dilutive securities	0.2	2.6	2.1	2.9
Diluted average number of common shares outstanding	153.4	138.3	145.0	138.5
Basic EPS	$0.95	$0.93	$1.36	$1.26
Diluted EPS	$0.95	$0.91	$1.34	$1.24
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
Performance shares	192,723	102,032	209,000	102,032
Restricted stock shares	2,531	22,818	2,531	45,648
Stock options	—	80,140	—	80,140
Dividends Declared
In November 2012, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2175 per share on Great Plains Energy's common stock.  The common dividend is payable December 20, 2012, to shareholders of record as of November 29, 2012.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable March 1, 2013, to shareholders of record as of February 7, 2013.
In November 2012, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on December 19, 2012.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$12.5	$(41.2)
Accounts receivable pledged as collateral	(95.0)	—
Fuel inventories	(5.4)	12.9
Materials and supplies	(7.8)	(4.8)
Accounts payable	(49.4)	(71.5)
Accrued taxes	65.4	52.5
Accrued interest	(16.6)	(6.1)
Deferred refueling outage costs	13.4	(23.8)
Fuel adjustment clauses	13.1	(27.3)
Pension and post-retirement benefit obligations	21.9	22.0
Allowance for equity funds used during construction	(0.3)	(0.3)
Interest rate hedge settlements	—	(26.1)
Iatan Nos. 1 and 2 impact of disallowed construction costs	—	2.3
Uncertain tax positions	(4.4)	(20.2)
Other	(14.2)	(22.7)
Total other operating activities	$(66.8)	$(154.3)
Cash paid during the period:
Interest	$185.4	$195.1
Income taxes	$3.3	$2.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$52.2	$34.8

KCP&L Other Operating Activities
Year to Date September 30	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$(35.1)	$(39.5)
Accounts receivable pledged as collateral	(15.0)	—
Fuel inventories	(6.2)	2.9
Materials and supplies	(6.1)	(4.3)
Accounts payable	(18.0)	(43.2)
Accrued taxes	76.5	40.3
Accrued interest	9.8	7.9
Deferred refueling outage costs	13.4	(23.8)
Pension and post-retirement benefit obligations	24.7	32.1
Kansas Energy Cost Adjustment	(0.9)	(22.0)
Iatan Nos. 1 and 2 impact of disallowed construction costs	—	1.5
Uncertain tax positions	1.2	(10.1)
Other	(20.9)	(16.1)
Total other operating activities	$23.4	$(74.3)
Cash paid during the period:
Interest	$77.3	$74.6
Income taxes	$—	$0.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$48.0	$30.7

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30 2012	December 31 2011
Great Plains Energy	(millions)
Customer accounts receivable - billed	$27.7	$69.8
Customer accounts receivable - unbilled	77.8	82.4
Allowance for doubtful accounts	(4.6)	(2.5)
Other receivables	117.7	81.5
Total	$218.6	$231.2
KCP&L
Customer accounts receivable - billed	$28.9	$16.4
Customer accounts receivable - unbilled	50.8	50.0
Allowance for doubtful accounts	(2.5)	(1.4)
Intercompany receivables	26.9	38.7
Other receivables	103.0	69.2
Total	$207.1	$172.9
Great Plains Energy's and KCP&L's other receivables at September 30, 2012, and December 31, 2011, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
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
Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2012, and December 31, 2011, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable was $190.0 million and $95.0 million, respectively.  At September 30, 2012, and December 31, 2011, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable was $110.0 million and $95.0 million, respectively.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2014 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2014 and allows for $80 million in aggregate outstanding principal during the period of June 1 through October 31 and $65 million in aggregate outstanding principal during the period of November 1 through May 31 of each year.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

	Three Months Ended September 30, 2012
	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(472.6)	$472.6	$—	$(341.7)	$341.7	$—
Gain (loss) on sale of accounts receivable (a)	(6.0)	5.8	(0.2)	(4.3)	3.4	(1.1)
Servicing fees received (paid)	0.8	(0.8)	—	0.5	(0.5)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.3)	(0.6)
Cash from customers (transferred) received	(466.1)	466.1	—	(267.8)	267.8	—
Cash received from (paid for) receivables purchased	460.4	(460.4)	—	264.4	(264.4)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.1	(0.1)	—

	Year to Date September 30, 2012
	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,134.7)	$1,134.7	$—	$(433.4)	$433.4	$—
Gain (loss) on sale of accounts receivable (a)	(14.4)	13.9	(0.5)	(5.5)	4.2	(1.8)
Servicing fees received (paid)	1.9	(1.9)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.4)	(1.3)
Cash from customers (transferred) received	(1,112.7)	1,112.7	—	(332.5)	332.5	—
Cash received from (paid for) receivables purchased	1,098.8	(1,098.8)	—	328.3	(328.3)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—

	Three Months Ended September 30, 2011			Year to Date September 30, 2011
	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	KCP&L	KCP&L Receivables Company	Consolidated KCP&L
	(millions)
Receivables (sold) purchased	$(468.8)	$468.8	$—	$(1,108.4)	$1,108.4	$—
Gain (loss) on sale of accounts receivable (a)	(5.9)	5.8	(0.1)	(14.0)	13.6	(0.4)
Servicing fees received (paid)	0.9	(0.9)	—	2.0	(2.0)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.9)	(0.9)
Cash from customers (transferred) received	(463.4)	463.4	—	(1,081.6)	1,081.6	—
Cash received from (paid for) receivables purchased	457.6	(457.6)	—	1,068.0	(1,068.0)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.4	(0.4)	—
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

4. NUCLEAR PLANT
KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek's operating license expires in 2045.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and also ordered the licensing board to close out its work on the DOE's application by the end of September 2011 due to a lack of funding.  These agency actions prompted the states of Washington and South Carolina, and a county in South Carolina, to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its license review and to issue a decision on the license application.  The court has not yet issued a final decision in the case, but in August 2012, the court ordered the parties to report to it, no later than December 14, 2012, on whether Congress by then had provided funding for the NRC to proceed on the license application.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.  See Note 11 for a related legal proceeding.
Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and store in another state most of the remainder of Wolf Creek's low-level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years' generation of Classes B and C waste and believes it will be able to expand that storage capacity as needed if it becomes necessary to do so.
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30 2012	December 31 2011
Decommissioning Trust	(millions)
Beginning balance January 1	$135.3	$129.2
Contributions	2.5	3.4
Earned income, net of fees	2.0	4.8
Net realized gains	0.9	0.3
Net unrealized gains (losses)	11.4	(2.4)
Ending balance	$152.1	$135.3

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30 2012				December 31 2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$79.5	$20.9	$(2.5)	$97.9	$76.5	$12.3	$(4.5)	$84.3
Debt securities	45.9	5.2	—	51.1	44.2	4.5	(0.1)	48.6
Other	3.1	—	—	3.1	2.4	—	—	2.4
Total	$128.5	$26.1	$(2.5)	$152.1	$123.1	$16.8	$(4.6)	$135.3
The weighted average maturity of debt securities held by the trust at September 30, 2012, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
	(millions)
Realized gains	$0.5	$0.2	$1.2	$1.0
Realized losses	(0.1)	—	(0.3)	(0.7)

5. REGULATORY MATTERS
KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%. In September 2012, KCP&L revised its requested return on equity to 10.3%. The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L's summer peaking business.  Testimony from KCC staff and other parties regarding the case was filed on August 22, 2012. The KCC staff's testimony recommended a return on equity of 9.2% and a revenue increase of approximately $27.5 million.

In October 2012, KCP&L adjusted its requested increase to retail revenues to $56.4 million as the net result of updates to the case, which includes a non-unanimous stipulation and agreement filed in September 2012 by KCP&L and KCC staff to settle a number of issues in the case. The stipulation and agreement is pending KCC approval. The outcome of the KCP&L Kansas rate case will likely be different than either of the positions of KCP&L or KCC staff. The decision of the KCC cannot be predicted.  The increase to retail revenues is anticipated to be effective in January 2013.
KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%. In September 2012, KCP&L revised its requested return on equity to 10.3%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L's annual non-firm wholesale electric sales margin (wholesale margin offset). KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to transmission congestion, regional demand and low wholesale power prices.

Testimony from MPSC staff and other parties regarding the case was filed on August 2, 2012.  The MPSC staff's testimony recommended a return on equity range of 8.0% to 9.0% and a revenue increase range of approximately $16.5 million to $33.7 million.
In November 2012, the MPSC issued an order approving multiple stipulation and agreements to settle a number of the issues in the case. An order on the remaining issues in the case is anticipated to be received to accommodate the increase to retail revenues to be effective in late January 2013. The final outcome of the KCP&L Missouri rate case will likely be different than either of the positions of KCP&L or MPSC staff. The final decision of the MPSC cannot be predicted.
In a March 2011 order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L's and GMO's request. In November 2012, the MPSC issued an order that does not require a reallocation of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.
GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its St. Joseph Light & Power (L&P) division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%. In September 2012, GMO revised its requested return on equity to 10.3% for both its Missouri Public Service and L&P divisions.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff and other parties regarding the case was filed on August 9, 2012. The MPSC staff's testimony recommended a return on equity range of 8.0% to 9.0%, with a revenue increase of $0.4 million to $11.9 million for GMO's Missouri Public Service division and $0.7 million to $4.6 million for its L&P division.
In November 2012, the MPSC issued an order approving multiple stipulation and agreements to settle a number of the issues in the case. An order on the remaining issues in the case is anticipated to be received to accommodate the increase to retail revenues to be effective in late January 2013. The final outcome of the GMO Missouri rate case will likely be different than either of the positions of GMO or MPSC staff. The final decision of the MPSC cannot be predicted.
In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA).  In November 2012, the MPSC issued an order approving a stipulation and agreement to settle all of the issues in the MEEIA request.
GMO Fuel Adjustment Clause (FAC) Prudence Review
GMO's electric retail rates contain an FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO's customers.  The MPSC requires prudence reviews of the FAC no less frequently than at 18-month intervals.  On November 28, 2011, the MPSC staff filed its prudence review report for the 18-month prudence review period covering June 1, 2009 through November 30, 2010.  The MPSC staff recommended to the MPSC to order GMO to refund approximately $19 million, plus interest, (subsequently revised to $14.9 million) to customers through an adjustment to its FAC because the MPSC staff asserted that GMO was imprudent in its use of natural gas hedges to mitigate risk associated with its future purchases in the spot power market. On September 4, 2012, the MPSC issued an order denying the MPSC staff's request for refund and the time frame for appeal of the MPSC order has passed.

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
6. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees' compensation, years of service and age at retirement.  In addition to providing pension benefits, Great Plains Energy provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and WCNOC.
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
The following tables provide Great Plains Energy's components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended September 30	2012	2011	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$8.9	$7.8	$0.8	$0.7
Interest cost	12.2	12.4	1.9	2.0
Expected return on plan assets	(10.7)	(9.5)	(0.4)	(0.4)
Prior service cost	1.1	1.1	1.8	1.8
Recognized net actuarial (gain) loss	11.1	9.7	—	(0.1)
Transition obligation	—	—	0.3	0.3
Settlement charge	—	10.0	—	—
Net periodic benefit costs before regulatory adjustment	22.6	31.5	4.4	4.3
Regulatory adjustment	(3.9)	(12.8)	0.3	0.4
Net periodic benefit costs	$18.7	$18.7	$4.7	$4.7

	Pension Benefits		Other Benefits
Year to Date September 30	2012	2011	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$26.6	$23.4	$2.4	$2.3
Interest cost	36.7	37.5	5.8	5.9
Expected return on plan assets	(32.1)	(28.8)	(1.3)	(1.3)
Prior service cost	3.3	3.4	5.4	5.4
Recognized net actuarial (gain) loss	33.4	28.9	—	(0.4)
Transition obligation	—	—	0.8	1.0
Settlement charge	—	10.2	—	—
Net periodic benefit costs before regulatory adjustment	67.9	74.6	13.1	12.9
Regulatory adjustment	(11.6)	(25.1)	1.0	0.7
Net periodic benefit costs	$56.3	$49.5	$14.1	$13.6

7. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
Great Plains Energy	(millions)
Compensation expense	$1.2	$1.2	$4.0	$4.5
Income tax benefit	0.4	0.4	1.7	1.8
KCP&L
Compensation expense	$0.8	$0.8	$2.9	$3.1
Income tax benefit	0.3	0.2	1.3	1.2
Performance Shares
Performance share activity year to date September 30, 2012, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance	442,042	$21.06
Granted	164,158	19.02
Forfeited	(74,923)	20.06
Performance adjustment	(160,717)
Ending balance	370,560	22.97
* weighted-average
At September 30, 2012, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2012, was $18.12 and $19.02, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2011, was $26.30 and $26.15, respectively.  At September 30, 2012, there was $3.0 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no performance shares earned and paid for the three months ended and year to date September 30, 2012. There were no performance shares earned and paid for the three months ended September 30, 2011.  The total fair value of performance shares earned and paid year to date September 30, 2011, was $0.8 million.

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
Restricted Stock
Restricted stock activity year to date September 30, 2012, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance	386,183	$17.06
Granted and issued	164,660	19.73
Vested	(206,838)	15.78
Forfeited	(67,816)	19.49
Ending balance	276,189	19.01
* weighted-average
At September 30, 2012, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2012, was $22.18 and $19.73, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2011, was $17.89 and $19.03, respectively.  At September 30, 2012, there was $2.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date September 30, 2012, was insignificant and $3.3 million, respectively. There were no shares vested for the three months ended September 30, 2011. The total fair value of shares vested year to date September 30, 2011, was $2.6 million.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in December 2016.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2012, Great Plains Energy was in compliance with this covenant.  At September 30, 2012, Great Plains Energy had $31.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.  At December 31, 2011, Great Plains Energy had $22.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued letters of credit totaling $11.6 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2012, KCP&L was in compliance with this covenant.  At September 30, 2012, KCP&L had $256.0 million of commercial paper outstanding at a weighted-average interest rate of 0.49%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, KCP&L had $227.0 million of commercial paper outstanding at a weighted-average interest rate of 0.50%, had issued letters of credit totaling $21.5 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2012, GMO was in compliance with this covenant.  At September 30, 2012, GMO had $171.0 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding at a weighted-average interest rate of 0.88%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.

9. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

	Year Due	September 30 2012	December 31 2011
KCP&L		(millions)
General Mortgage Bonds
4.97% EIRR bonds(a)	2015-2035	$106.9	$119.3
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other	2013-2018	2.6	2.9
Current maturities		(0.4)	(12.7)
Unamortized discount		(4.1)	(4.2)
Total KCP&L excluding current maturities(c)		1,901.6	1,901.9
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2013-2021	10.1	11.2
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.318% Wamego Series 1996(d)	2026	7.3	7.3
0.316% State Environmental 1993(d)	2028	5.0	5.0
GMO Senior Notes
11.875% Series	2012	—	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		—	16.3
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(b)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(b)	2017	100.0	100.0
Great Plains Energy 4.85% Senior Notes (7.34% rate)(b)	2021	350.0	350.0
Great Plains Energy 5.292% Senior Notes	2022	287.5	—
Great Plains Energy 10.00% Equity Units Subordinated Notes		—	287.5
Current maturities		(256.7)	(788.7)
Unamortized discount and premium, net		5.6	(0.7)
Total Great Plains Energy excluding current maturities(c)		$2,762.9	$2,742.3

(a)	Weighted-average interest rates at September 30, 2012

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Does not include $39.5 million EIRR Series 1993B, $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L

(d)	Variable rate

Fair Value of Long-Term Debt
The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available.  At September 30, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At December 31, 2011, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively.  At September 30, 2012, and December 31, 2011, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.
GMO Senior Notes
GMO repaid its $500 million 11.875% Senior Notes at maturity in July 2012.
Great Plains Energy Equity Units
In May 2009, Great Plains Energy issued $287.5 million of Equity Units.  Equity Units, each with a stated amount of $50, initially consisted of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company's common stock by June 15, 2012 (the settlement date).
In March 2012, Great Plains Energy remarketed $287.4 million of its 10% subordinated notes that were originally issued as components of the Equity Units as senior notes at a new interest rate of 5.292%.  The 5.292% Senior Notes mature in June 2022. Great Plains Energy did not receive any proceeds from the remarketing.  Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities that were pledged as collateral to secure the Equity Unit holders' obligation under the purchase contract.  There were also $0.1 million of purchase contracts that settled early and did not participate in the remarketing.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million, which had been raised through the remarketing completed in March 2012.  The settlement rate of 2.9762 shares of common stock for each Equity Unit was determined according to the applicable market value of the Company's common stock at the settlement date.  The applicable market value of $20.05 was measured by the average of the closing price per share of the Company's common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding June 15, 2012.

10. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Great Plains Energy and KCP&L are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  The cost of complying with current and future environmental requirements is expected to be material to Great Plains Energy and KCP&L.  Failure to comply with environmental requirements or to timely recover environmental costs through rates could have a material effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
The following discussion groups environmental and certain associated matters into the broad categories of air and climate change, water, solid waste and remediation.
Air and Climate Change Overview
The Clean Air Act and associated regulations enacted by the Environmental Protection Agency (EPA) form a comprehensive program to preserve air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.

Great Plains Energy's and KCP&L's current estimate of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with the currently-effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule and the Mercury and Air Toxics Standards (MATS) rule that would reduce emissions of toxic air pollutants, (all of which are discussed below) is approximately $1 billion.  The actual cost of compliance with any existing, proposed or future rules may be significantly different from the cost estimate provided.
The approximate $1 billion current estimate of capital expenditures reflects the following capital projects:

•	KCP&L's La Cygne No. 1 scrubber and baghouse installed by June 2015;

•	KCP&L's La Cygne No. 2 full air quality control system (AQCS) installed by June 2015;

•	KCP&L's Montrose No. 3 full AQCS installed by approximately 2020; and

•	GMO's Sibley No. 3 scrubber and baghouse installed by approximately 2017.
In September 2011, KCP&L commenced construction of the La Cygne project.  Other capital projects at KCP&L's Montrose Nos. 1 and 2 and GMO's Sibley Nos. 1 and 2 and Lake Road No. 4/6 are possible but are currently considered less likely.  In connection with KCP&L's and GMO's Integrated Resource Plan (IRP) filings with the MPSC in April 2012, the economics around Montrose No. 2 and Lake Road No. 4/6 have improved.  Pending further evaluation, these projects may move from less likely to more likely but it is not expected to materially impact the overall $1 billion current estimate of capital expenditures.  Any capacity and energy requirements resulting from a decision not to proceed with these less likely projects is currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.
The $1 billion current estimate of capital expenditures does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to current or future environmental laws.  The Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted. The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies' environmental reputation.
Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR)
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reductions in SO2 and NOx emissions are accomplished through statewide caps for NOx and SO2.  Great Plains Energy's and KCP&L's fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.
In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  In December 2008, the court issued an order reinstating CAIR pending EPA's development of a replacement regulation on remand. In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR.  Compliance with the CSAPR was scheduled to begin in 2012.  Multiple states, utilities and other parties, including KCP&L, filed requests for reconsideration and stays with the EPA and/or the D.C. Circuit Court. In August 2012, the D.C. Circuit Court issued its opinion in which it vacated the CSAPR and remanded the rule to the EPA to revise in accordance with its opinion. The court directed the EPA to continue to administer the CAIR until a valid replacement is promulgated. The EPA and other parties have requested rehearing of this decision by the D.C. Circuit Court.
The CSAPR requires the states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  The geographical scope of the CSAPR includes Kansas, Missouri and other states.  In the CSAPR, the EPA set an emissions budget for each of the affected states.  The CSAPR allows limited interstate emissions allowance trading among power plants; however, it does not permit trading of SO2 allowances between the Companies' Kansas and Missouri power plants.  There are additional reductions in SO2 allowances allocable to the Companies' Missouri power plants taking effect in 2014.  There is no such 2014 additional reduction in SO2 allowances allocable to the Companies' Kansas power plants.
Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L's La Cygne Nos. 1 and 2 in Kansas, KCP&L's Iatan No. 1, in which GMO has an 18% interest, and KCP&L's Montrose No. 3 in Missouri, GMO's Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar Energy, Inc.'s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have submitted BART plans to the EPA.  In December 2011, the EPA approved the Kansas BART plan.
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
Mercury and Air Toxics Standards (MATS) Rule
In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was in effect are subject to a new source maximum achievable control technology (MACT) determination on a case-by-case basis.  In July 2009, the EPA sent a letter notifying KCP&L that a MACT determination and schedule of compliance is required for coal and oil-fired EGUs that began actual construction or reconstruction after December 15, 2000, and identified Iatan No. 2 as an affected EGU.  This was an outcome of the D.C. Circuit Court of Appeals' vacatur of both the CAMR and the contemporaneously promulgated rule removing EGUs from MACT requirements.  It is not currently known how the MACT determination and schedule of compliance will impact the permitting or operating requirements for Iatan No. 2, but it is possible a MACT determination may ultimately require additional emission control equipment and permit limits.
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired EGUs with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three years for compliance with authority for state permitting authorities to grant an additional year as needed for technology installation.  The EPA indicated that it expects this option to be broadly available.  The Missouri Department of Natural Resources (MDNR) has granted an extension at KCP&L's Montrose Station and at GMO's Lake Road and Sibley Stations.  The Kansas Department of Health and Environment (KDHE) has granted an extension at KCP&L's La Cygne Station.

Industrial Boiler Rule
In February 2011, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  In May 2011, the EPA announced it would stay the effective date of the final rule during reconsideration; although in January 2012, the D.C. Circuit Court vacated the stay and remanded the stay to the EPA.  The EPA issued a proposed revised rule in December 2011 and intends to issue a final rule in 2012.  The proposed revised rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The existing boiler rule and its proposed revisions do not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities.
New Source Review
The Clean Air Act's New Source Review program requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA.  The lawsuit asserted that certain projects completed at the Jeffrey Energy Center violated certain requirements of the New Source Review program.  The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures.  The settlement agreement required, among other things, the installation of a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014.  Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016.  GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
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
KCP&L has a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that, consistent with the Collaboration Agreement, will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L's 50% share of the estimated cost is $615 million.  KCP&L began the project in September 2011.
Also in the Collaboration Agreement, KCP&L agreed to offset an additional 711,000 tons of CO2 by the end of 2012, which it has done.
Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 18 million tons per year for Great Plains Energy and KCP&L, respectively.
Laws have been passed in Missouri and Kansas, the states in which the Companies' retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also possible.  While management believes additional requirements addressing these matters will possibly be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  In addition, certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and monetary or other damages.  While the Companies are not a party to any climate change tort suit, there is no assurance that such suits may not be filed in the future or as to the outcome if such suits are filed.  Such requirements or litigation outcomes could have the potential for a significant financial and operational impact on Great Plains Energy and KCP&L.  The Companies would likely seek recovery of capital costs and expenses for compliance through rate increases; however, there can be no assurance that such rate increases would be granted.
Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  The timing and effects of any such legislation cannot be determined at this time.  In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
In March 2012, the EPA proposed new source performance standards for emissions of CO2 for new affected fossil-fuel-fired electric utility generating units.  This action pursuant to the Clean Air Act would, for the first time, set national limits on the amount of CO2 that power plants built in the future can emit.  The proposal would not apply to Great Plains Energy's and KCP&L's existing units including modifications to those units.
At the state level, a Kansas law enacted in May 2009 required Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011.  The percentage increases to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 required at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO) required to come from solar resources.
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
Particulate Matter (PM) NAAQS
In June 2012, the EPA proposed to strengthen the NAAQS for fine particulate matter (PM2.5).  The proposal strengthens the annual primary standard and seeks comment on alternative levels of the annual primary standard.  The proposal retains the existing 24-hour PM2.5 primary standard, coarse particle matter (PM10) primary standard, and secondary standards for PM2.5 and PM10 identical to the primary standards.  The proposal also includes a separate PM2.5 standard to improve visibility.  The EPA is proposing two visibility options for this 24-hour standard and is seeking comment on alternative levels. The EPA agreed to finalize the rule by December 2012.  Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  Like the Clean Air Act, states are required to establish regulations and programs to address all requirements of the Clean Water Act, and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment).  The EPA agreed to finalize the rule by June 2013.  Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.
Additionally, the EPA plans to revise the existing standards for water discharges from coal-fired power plants with a proposed rule in December 2012 and final action in May 2014.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.
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
At September 30, 2012, and December 31, 2011, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  At September 30, 2012, and December 31, 2011, Great Plains Energy had $0.4 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.
In addition to the $0.4 million accrual above, at September 30, 2012, and December 31, 2011, Great Plains Energy had $3.0 million and $2.1 million, respectively, accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB contaminated sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.

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

11. LEGAL PROCEEDINGS
KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government's failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010 and a decision was issued in November 2010 granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  On July 12, 2012, a three-judge panel of the Court of Appeals issued a decision reversing in part the trial court's decision and directing that the original award be increased by $2.1 million ($1.0 million KCP&L share).  The United States requested a rehearing of that decision, but on October 1, 2012, the court denied the rehearing request.  On November 1, 2012, the trial court amended its judgment to comply with the Court of Appeals decision.
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
In December 2001, various parties appealed the July 2001 FERC order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking review of a number of issues, including expansion of the refund period to include periods prior to October 2, 2000 (the Summer Period).  MPS Merchant was a net seller of power during the Summer Period.  On August 2, 2006, the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the Summer Period.  The court remanded the matter to FERC for further consideration.  In May 2011, FERC issued an order which clarified the scope of the hearing regarding spot-market transactions during the Summer Period and ruled on requests for rehearing and motions to dismiss.  An evidentiary hearing before a FERC administrative law judge concluded on July 19, 2012.  An initial decision by the FERC administrative law judge is due by February 2013.  If FERC determines that MPS Merchant violated then-existing tariffs or laws during the Summer Period and that such violations affected market clearing prices in California, MPS Merchant could be found to owe refunds.
A separate proceeding was also initiated, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted in the Pacific Northwest between December 25, 2000, and June 20, 2001.  Refund claims brought against MPS Merchant were $5.1 million.  MPS Merchant expects to settle these claims for an immaterial amount in the fourth quarter of 2012.

12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost.  These costs totaled $23.9 million and $76.8 million, respectively, for the three months ended and year to date September 30, 2012.  These costs totaled $25.0 million and $82.2 million, respectively, for the same periods in 2011.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L's related party receivables and payables.

	September 30 2012	December 31 2011
	(millions)
Net receivable from GMO	$15.9	$24.1
Net receivable from Great Plains Energy	6.7	9.5
13. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management's interest rate risk management strategy uses derivative instruments to adjust Great Plains Energy's and KCP&L's liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, Great Plains Energy and KCP&L use derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At September 30, 2012, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.
Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At September 30, 2012, KCP&L had hedged 89% and 16%, respectively, of the 2013 and 2014 projected natural gas usage for retail load and firm MWh sales by utilizing futures contracts.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges for the three months ended and year to date September 30, 2012 and 2011.

GMO's risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At September 30, 2012, GMO had financial contracts in place to hedge approximately 93% for the remainder of 2012, 71% for 2013 and 10% for 2014 of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO's FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	September 30 2012		December 31 2011
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$1.0	$(0.2)	$2.0	$(0.5)
Non-hedging derivatives	16.3	(1.9)	23.6	(5.0)
Forward contracts
Non-hedging derivatives	70.3	6.8	97.3	7.8
Option contracts
Non-hedging derivatives	—	—	0.4	—
KCP&L
Futures contracts
Cash flow hedges	$1.0	$(0.2)	$2.0	$(0.5)

The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.2	2.3
Total Derivatives		$7.2	$2.5

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.8	5.0
Total Derivatives		$7.8	$5.5

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$0.2

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.5

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended September 30, 2012	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(5.0)
Commodity contracts	0.1	Fuel	(0.5)
Income tax expense	(0.1)	Income tax benefit	2.1
Total	$—	Total	$(3.4)
Year to Date September 30, 2012
Interest rate contracts	$—	Interest charges	$(15.1)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	6.0
Total	$(0.1)	Total	$(9.6)
Three Months Ended September 30, 2011
Interest rate contracts	$—	Interest charges	$(5.1)
Commodity contracts	(0.1)	Fuel	(0.1)
Income tax benefit	0.1	Income tax benefit	2.1
Total	$—	Total	$(3.1)
Year to Date September 30, 2011
Interest rate contracts	$(5.3)	Interest charges	$(11.9)
Commodity contracts	(0.2)	Fuel	(0.1)
Income tax benefit	2.2	Income tax benefit	4.7
Total	$(3.3)	Total	$(7.3)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended September 30, 2012	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(2.2)
Commodity contracts	0.1	Fuel	(0.5)
Income tax expense	(0.1)	Income tax benefit	1.0
Total	$—	Total	$(1.7)
Year to Date September 30, 2012
Interest rate contracts	$—	Interest charges	$(6.6)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	2.7
Total	$(0.1)	Total	$(4.4)
Three Months Ended September 30, 2011
Interest rate contracts	$—	Interest charges	$(2.1)
Commodity contracts	(0.1)	Fuel	(0.1)
Income tax benefit	0.1	Income tax benefit	0.9
Total	$—	Total	$(1.3)
Year to Date September 30, 2011
Interest rate contracts	$—	Interest charges	$(6.5)
Commodity contracts	(0.2)	Fuel	(0.1)
Income tax benefit	0.1	Income tax benefit	2.6
Total	$(0.1)	Total	$(4.0)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss) Recognized in Regulatory Account on Derivatives	Income Statement Classification	Amount
Three Months Ended September 30, 2012	(millions)		(millions)
Commodity contracts	$0.9	Fuel	$(2.8)
Total	$0.9	Total	$(2.8)
Year to Date September 30, 2012
Commodity contracts	$(1.8)	Fuel	$(5.5)
Total	$(1.8)	Total	$(5.5)
Three Months Ended September 30, 2011
Commodity contracts	$(2.2)	Fuel	$(0.6)
Total	$(2.2)	Total	$(0.6)
Year to Date September 30, 2011
Commodity contracts	$(3.5)	Fuel	$(3.5)
Total	$(3.5)	Total	$(3.5)
Great Plains Energy's income statement reflects gains (losses) for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $0.1 million and $(1.0) million, respectively, for the three months ended and year to date September 30, 2012, and $(0.6) million and $0.4 million, respectively, for the same periods in 2011.
The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30 2012	December 31 2011	September 30 2012	December 31 2011
	(millions)
Current assets	$10.8	$11.3	$10.8	$11.3
Current liabilities	(73.6)	(89.5)	(55.1)	(62.5)
Noncurrent liabilities	(0.1)	(0.2)	(0.1)	(0.2)
Deferred income taxes	24.5	30.5	17.3	20.0
Total	$(38.4)	$(47.9)	$(27.1)	$(31.4)
Great Plains Energy's accumulated OCI in the table above at September 30, 2012, includes $20.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at September 30, 2012, includes $8.9 million that is expected to be reclassified to expenses over the next twelve months.

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
Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets and liabilities categorized within this level consist of Great Plains Energy's and KCP&L's various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L's decommissioning trust fund and GMO's Supplemental Executive Retirement Plan (SERP) rabbi trust fund.
Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets categorized within this level consist of Great Plains Energy's and KCP&L's various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities within KCP&L's decommissioning trust fund and GMO's SERP rabbi trust fund.
Level 3 – Unobservable inputs, reflecting Great Plains Energy's and KCP&L's own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy's various non-exchange traded derivative instruments traded in over-the-counter markets for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011.

			Fair Value Measurements Using
Description	September 30 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$97.9	$—	$97.9	$—	$—
Debt securities
U.S. Treasury	18.6	—	18.6	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	2.7	—	—	2.7	—
Corporate bonds	26.4	—	—	26.4	—
Foreign governments	0.6	—	—	0.6	—
Other	0.2	—	—	0.2	—
Total nuclear decommissioning trust	149.2	—	116.5	32.7	—
Total	149.2	—	116.5	32.7	—
Liabilities
Derivative instruments (a)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (a)	$6.8	$(0.4)	$0.4	$4.4	$2.4
SERP rabbi trust (c)
Equity securities	0.1	—	0.1	—	—
Debt securities	0.1	—	—	0.1	—
Total SERP rabbi trust	0.2	—	0.1	0.1	—
Total	7.0	(0.4)	0.5	4.5	2.4
Liabilities
Derivative instruments (a)	—	(2.3)	2.3	—	—
Total	$—	$(2.3)	$2.3	$—	$—
Great Plains Energy
Assets
Derivative instruments (a)	$6.8	$(0.4)	$0.4	$4.4	$2.4
Nuclear decommissioning trust (b)	149.2	—	116.5	32.7	—
SERP rabbi trust (c)	0.2	—	0.1	0.1	—
Total	156.2	(0.4)	117.0	37.2	2.4
Liabilities
Derivative instruments (a)	—	(2.5)	2.5	—	—
Total	$—	$(2.5)	$2.5	$—	$—

			Fair Value Measurements Using
Description	December 31 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$84.3	$—	$84.3	$—	$—
Debt securities
U.S. Treasury	15.3	—	15.3	—	—
U.S. Agency	3.6	—	—	3.6	—
State and local obligations	2.6	—	—	2.6	—
Corporate bonds	26.4	—	—	26.4	—
Foreign governments	0.7	—	—	0.7	—
Other	(0.6)	—	—	(0.6)	—
Total nuclear decommissioning trust	132.3	—	99.6	32.7	—
Total	132.3	—	99.6	32.7	—
Liabilities
Derivative instruments (a)	—	(0.5)	0.5	—	—
Total	$—	$(0.5)	$0.5	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$—	$—	$4.7	$3.1
SERP rabbi trust (c)
Equity securities	0.2	—	0.2	—	—
Debt securities	0.1	—	—	0.1	—
Total SERP rabbi trust	0.3	—	0.2	0.1	—
Total	8.1	—	0.2	4.8	3.1
Liabilities
Derivative instruments (a)	—	(5.0)	5.0	—	—
Total	$—	$(5.0)	$5.0	$—	$—
Great Plains Energy
Assets
Derivative instruments (a)	$7.8	$—	$—	$4.7	$3.1
Nuclear decommissioning trust (b)	132.3	—	99.6	32.7	—
SERP rabbi trust (c)	0.3	—	0.2	0.1	—
Total	140.4	—	99.8	37.5	3.1
Liabilities
Derivative instruments (a)	—	(5.5)	5.5	—	—
Total	$—	$(5.5)	$5.5	$—	$—

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.

(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.9 million and $3.0 million at September 30, 2012, and December 31, 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include $20.3 million at September 30, 2012, and December 31, 2011, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty. At September 30, 2012, and December 31, 2011, Great Plains Energy netted $2.1 million and $5.5 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities, net, measured at fair value on a recurring basis for the three months ended and year to date September 30, 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative Instruments
	(millions)
Balance at July 1	$2.2	$4.9
Total realized/unrealized gains included in non-operating income	3.7	4.0
Settlements	(3.5)	(4.4)
Balance at September 30	$2.4	$4.5
Total unrealized gains and (losses) included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at September 30	$0.3	$(0.3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative Instruments
	(millions)
Balance at January 1	$3.1	$3.7
Total realized/unrealized gains included in non-operating income	4.8	11.1
Settlements	(5.5)	(10.3)
Balance at September 30	$2.4	$4.5
Total unrealized gains and (losses) included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at September 30	$(0.4)	$1.2

15. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2012	2011	2012	2011
Current income taxes	(millions)
Federal	$(1.4)	$(10.2)	$(4.7)	$(6.4)
State	(0.3)	(0.8)	—	(4.8)
Foreign	—	—	—	(0.4)
Total	(1.7)	(11.0)	(4.7)	(11.6)
Deferred income taxes
Federal	75.1	74.7	97.6	103.6
State	13.9	13.0	18.2	20.4
Total	89.0	87.7	115.8	124.0
Noncurrent income taxes
Federal	—	—	(0.2)	(18.0)
State	—	—	—	(1.9)
Foreign	(4.1)	(0.6)	(4.2)	(0.4)
Total	(4.1)	(0.6)	(4.4)	(20.3)
Investment tax credit amortization	(0.6)	(0.7)	(1.8)	(1.5)
Income tax expense	$82.6	$75.4	$104.9	$90.6

	Three Months Ended September 30		Year to Date September 30
KCP&L	2012	2011	2012	2011
Current income taxes	(millions)
Federal	$22.9	$(10.2)	$23.1	$(7.8)
State	4.1	(0.9)	4.2	(0.4)
Total	27.0	(11.1)	27.3	(8.2)
Deferred income taxes
Federal	22.7	53.5	38.8	73.4
State	4.5	9.3	8.6	13.8
Total	27.2	62.8	47.4	87.2
Noncurrent income taxes
Federal	1.0	1.5	1.1	(9.1)
State	0.2	0.1	0.2	(1.0)
Total	1.2	1.6	1.3	(10.1)
Investment tax credit amortization	(0.5)	(0.5)	(1.4)	(1.0)
Income tax expense	$54.9	$52.8	$74.6	$67.9

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$80.0	$70.6	35.0%	35.0%
Differences between book and tax depreciation not
normalized	1.3	1.8	0.5	0.9
Amortization of investment tax credits	(0.6)	(0.7)	(0.3)	(0.3)
Federal income tax credits	(2.2)	(2.9)	(1.0)	(1.4)
State income taxes	8.8	8.1	3.8	4.0
Changes in uncertain tax positions, net	(4.1)	(2.7)	(1.8)	(1.3)
Other	(0.6)	1.2	(0.1)	0.4
Total	$82.6	$75.4	36.1%	37.3%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date September 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$105.0	$92.0	35.0%	35.0%
Differences between book and tax depreciation not
normalized	3.4	3.7	1.1	1.4
Amortization of investment tax credits	(1.8)	(1.5)	(0.6)	(0.6)
Federal income tax credits	(8.3)	(9.7)	(2.8)	(3.7)
State income taxes	11.7	11.1	3.9	4.2
Changes in uncertain tax positions, net	(4.2)	(4.0)	(1.4)	(1.5)
Valuation allowance	0.1	(2.2)	—	(0.8)
Other	(1.0)	1.2	(0.3)	0.5
Total	$104.9	$90.6	34.9%	34.5%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended September 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$50.8	$48.3	35.0%	35.0%
Differences between book and tax depreciation not
normalized	1.0	1.7	0.7	1.2
Amortization of investment tax credits	(0.5)	(0.5)	(0.3)	(0.4)
Federal income tax credits	(2.2)	(2.9)	(1.5)	(2.1)
State income taxes	5.8	5.7	3.9	4.1
Other	—	0.5	—	0.4
Total	$54.9	$52.8	37.8%	38.2%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date September 30	2012	2011	2012	2011
	(millions)
Federal statutory income tax	$73.8	$66.7	35.0%	35.0%
Differences between book and tax depreciation not
normalized	2.8	3.3	1.3	1.7
Amortization of investment tax credits	(1.4)	(1.0)	(0.6)	(0.5)
Federal income tax credits	(8.3)	(9.6)	(4.0)	(5.1)
State income taxes	8.4	7.7	4.0	4.0
Changes in uncertain tax positions, net	—	0.4	—	0.2
Other	(0.7)	0.4	(0.3)	0.3
Total	$74.6	$67.9	35.4%	35.6%
Uncertain Tax Positions
At September 30, 2012, and December 31, 2011, Great Plains Energy had $21.0 million and $24.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $7.6 million and $11.8 million at September 30, 2012, and December 31, 2011, respectively, are expected to impact the effective tax rate if recognized.  The $3.0 million decrease in unrecognized tax benefits is primarily due to a $4.5 million decrease of unrecognized tax benefits related to former GMO non-regulated operations.
At September 30, 2012, and December 31, 2011, KCP&L had $9.9 million and $8.7 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.2 million at September 30, 2012, and December 31, 2011, is expected to impact the effective tax rate if recognized.
The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	September 30 2012	December 31 2011	September 30 2012	December 31 2011
	(millions)
Beginning balance January 1	$24.0	$42.0	$8.7	$19.1
Additions for current year tax positions	2.8	1.4	2.7	—
Additions for prior year tax positions	—	2.4	—	2.3
Reductions for prior year tax positions	(6.1)	(20.9)	(1.5)	(12.6)
Statute expirations	—	(0.7)	—	(0.1)
Foreign currency translation adjustments	0.3	(0.2)	—	—
Ending balance	$21.0	$24.0	$9.9	$8.7
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At September 30, 2012, and December 31, 2011, accrued interest related to unrecognized tax benefits for Great Plains Energy was $3.5 million and $5.7 million, respectively. The $2.2 million decrease in accrued interest was primarily related to former GMO non-regulated operations. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.7 million and $1.1 million at September 30, 2012, and December 31, 2011, respectively.  Amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L are insignificant.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  The Company estimates that it is reasonably possible that $4.8 million and $4.0 million for Great Plains Energy and KCP&L, respectively, of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

16. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2012	Electric Utility	Other	Great Plains Energy
	(millions)
Operating revenues	$746.2	$—	$746.2
Depreciation and amortization	(68.9)	—	(68.9)
Interest (charges) income	(48.4)	0.3	(48.1)
Income tax (expense) benefit	(86.5)	3.9	(82.6)
Net income attributable to Great Plains Energy	141.9	4.3	146.2

Year to Date September 30, 2012	Electric Utility	Other	Great Plains Energy
	(millions)
Operating revenues	$1,829.5	$—	$1,829.5
Depreciation and amortization	(204.2)	—	(204.2)
Interest charges	(149.5)	(21.3)	(170.8)
Income tax (expense) benefit	(120.6)	15.7	(104.9)
Net income (loss) attributable to Great Plains Energy	210.2	(15.0)	195.2

Three Months Ended September 30, 2011	Electric Utility	Other	Great Plains Energy
	(millions)
Operating revenues	$773.7	$—	$773.7
Depreciation and amortization	(65.9)	—	(65.9)
Interest charges	(50.2)	(10.6)	(60.8)
Income tax (expense) benefit	(82.9)	7.5	(75.4)
Net income (loss) attributable to Great Plains Energy	133.9	(7.4)	126.5

Year to Date September 30, 2011	Electric Utility	Other	Great Plains Energy
	(millions)
Operating revenues	$1,831.7	$—	$1,831.7
Depreciation and amortization	(205.9)	—	(205.9)
Interest charges	(124.8)	(31.2)	(156.0)
Income tax (expense) benefit	(109.8)	19.2	(90.6)
Net income (loss) attributable to Great Plains Energy	189.9	(17.6)	172.3

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2012	(millions)
Assets	$9,765.3	$152.5	$(415.4)	$9,502.4
Capital expenditures (a)	409.5	—	—	409.5
December 31, 2011
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures (a)	456.6	—	—	456.6

(a)	Capital expenditures reflect year to date amounts for the periods presented.
17. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2012. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's direct subsidiaries with operations or active subsidiaries are KCP&L and GMO.  Great Plains Energy's sole reportable business segment is electric utility for the periods presented.
Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and L&P divisions, and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 826,800 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are below the national average of investor-owned utilities.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2012, increased to $145.8 million or $0.95 per share from $126.1 million or $0.91 per share for the same period in 2011 driven by:

•	favorable weather, with a 6% increase in cooling degree days;

•
a $12.7 million decrease in interest expense primarily due to a $6.9 million decrease related to GMO's $500.0 million 11.875% Senior Notes, which were repaid at maturity in July 2012, a $3.5 million decrease due to lower interest rate debt, and a $2.6 million decrease related to the release of uncertain tax positions; and

•
the three months ended September 30, 2011, included the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million.

These increases were partially offset by a decrease in weather-normalized retail demand. In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.09.
Great Plains Energy's earnings available for common shareholders year to date September 30, 2012, increased to $194.0 million or $1.34 per share from $171.1 million or $1.24 per share for the same period in 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 16% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•	year to date September 30, 2011, included:

•	the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million;

•	an estimated $11 million decrease in gross margin from the impact of an extended refueling outage at Wolf Creek;

•	$12.7 million of expense relating to a voluntary separation program; and

•
a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
an estimated $20 million impact at Wolf Creek due to an unplanned outage in the first quarter of 2012, increased amortization from the 2011 extended refueling outage and increased other operating expenses; and

•
a $14.8 million increase in interest expense primarily due to the deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during 2011, partially offset by a $5.3 million decrease related to GMO's $500.0 million 11.875% Senior Notes, which were repaid at maturity in July 2012, and a $2.6 million decrease related to the release of uncertain tax positions.

In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.06.
Wolf Creek Regulation and Operating Costs
On January 13, 2012, Wolf Creek experienced a loss of off-site power resulting in an unplanned shutdown of the unit.  Wolf Creek returned to service on March 27, 2012.  The NRC conducted an investigation and increased its oversight of Wolf Creek following the loss of off-site power.  Operating costs at Wolf Creek increased year to date September 30, 2012, due to the unplanned outage.  Great Plains Energy is planning to expend more resources at Wolf Creek that will result in future increases in operating costs due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC earlier this year after a review of U.S. nuclear power plant safety prompted by Japan's Fukushima Daiichi nuclear power plant event in 2011.
As a result of the 2012 unplanned outage and the extended refueling outage that occurred in 2011, Wolf Creek's next refueling outage was rescheduled from the third quarter of 2012 to the first quarter of 2013.
KCP&L Kansas Rate Case Proceedings
On April 20, 2012, KCP&L filed an application with KCC to request an increase to its retail revenues of $63.6 million, with a return on equity of 10.4% and a rate-making equity ratio of 51.8%. In September 2012, KCP&L revised its requested return on equity to 10.3%.  The request includes recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L is also requesting that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L's summer peaking business.  Testimony from KCC staff and other parties regarding the case was filed on August 22, 2012. The KCC staff's testimony recommended a return on equity of 9.2% and a revenue increase of approximately $27.5 million.
In October 2012, KCP&L adjusted its requested increase to retail revenues to $56.4 million as the net result of updates to the case, which includes a non-unanimous stipulation and agreement filed in September 2012 by KCP&L and KCC staff to settle a number of issues in the case. The stipulation and agreement is pending KCC approval. The outcome of the KCP&L Kansas rate case will likely be different than either of the positions of KCP&L or KCC staff. The decision of the KCC cannot be predicted.  The increase to retail revenues is anticipated to be effective in January 2013.
KCP&L Missouri Rate Case Proceedings
On February 27, 2012, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%. In September 2012, KCP&L revised its requested return on equity to 10.3%.  The request includes recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also includes a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L's annual non-firm wholesale electric sales margin (wholesale margin offset). KCP&L currently expects that it will not be able to achieve the $45.9 million wholesale margin offset currently reflected in its retail rates due to transmission congestion, regional demand and low wholesale power prices.  Testimony from MPSC staff and other parties regarding the case was filed on August 2, 2012.  The MPSC staff's testimony recommended a return on equity range of 8.0% to 9.0% and a revenue increase range of approximately $16.5 million to $33.7 million.
In November 2012, the MPSC issued an order approving multiple stipulation and agreements to settle a number of the issues in the case. An order on the remaining issues in the case is anticipated to be received to accommodate the increase to retail revenues to be effective in late January 2013. The final outcome of the KCP&L Missouri rate case will likely be different than either of the positions of KCP&L or MPSC staff. The final decision of the MPSC cannot be predicted.
In a March 2011 order, the MPSC required KCP&L and GMO to apply to the Internal Revenue Service (IRS) to reallocate approximately $26.5 million of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.  KCP&L and GMO did apply to the IRS but in September 2011, the IRS denied KCP&L's and GMO's request.  In November 2012, the MPSC issued an order that does not require a reallocation of Iatan No. 2 qualifying advance coal project tax credits from KCP&L to GMO.
GMO Missouri Rate Case Proceedings
On February 27, 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% and a rate-making equity ratio of 52.5%. In September 2012, GMO revised its requested return on equity to 10.3% for both its Missouri Public Service and L&P divisions.  The requests include recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.  Testimony from MPSC staff and other parties regarding the case was filed on August 9, 2012. The MPSC staff's testimony recommended a return on equity range of 8.0% to 9.0%, with a revenue increase of $0.4 million to $11.9 million for GMO's Missouri Public Service division and $0.7 million to $4.6 million for its L&P division.
In November 2012, the MPSC issued an order approving multiple stipulation and agreements to settle a number of the issues in the case. An order on the remaining issues in the case is anticipated to be received to accommodate the increase to retail revenues to be effective in late January 2013. The final outcome of the GMO Missouri rate case will likely be different than either of the positions of GMO or MPSC staff. The final decision of the MPSC cannot be predicted.
In December 2011, GMO filed a request with the MPSC seeking to recover costs for new and enhanced energy efficiency and demand side management programs under MEEIA.  In November 2012, the MPSC issued an order approving a stipulation and agreement to settle all of the issues in the MEEIA request.
Transmission Investment Opportunities
In April 2012, Great Plains Energy announced that GPE Transmission Holding Company LLC (GPETHC), a newly-formed wholly-owned subsidiary of Great Plains Energy, and AEP Transmission Holding Company, LLC (AEPTHC) formed a new company to exclusively pursue, develop, construct, own and operate competitive electric transmission projects.  The new company, Transource Energy, LLC (Transource), is 86.5% owned by AEPTHC, a subsidiary of American Electric Power Company, Inc., and 13.5% owned by GPETHC.  Transource plans to initially pursue competitive regional transmission projects in the PJM Interconnection, SPP and Midwest Independent Transmission System Operator transmission regions with plans to pursue competitive electric transmission projects in additional regions as they mature.
GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 175-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an estimated cost of $380 million for GMO's portion of the line and an expected 2017 in-service date.  KCP&L and GMO jointly have an SPP-

approved regional transmission project for an approximately 30-mile, 345kV transmission line, with estimated construction costs of $65 million and an expected 2015 in-service date, from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation.
On August 31, 2012, KCP&L and GMO filed a request with the MPSC to authorize the transfer at cost of certain transmission property related to the two SPP-approved regional transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly-owned subsidiary of Transource. On August 31, 2012, Transource Missouri filed a request with the MPSC seeking a Certificate of Convenience and Necessity (CCN) to construct, finance, own, operate and maintain the projects. MPSC approval is anticipated in the third quarter of 2013. Also on August 31, 2012, Transource Missouri filed a request with FERC seeking incentive rate treatment and acceptance of a formula transmission rate to recover the cost of current and future projects. In October 2012, FERC issued an order approving certain incentive rate treatments and conditionally accepting the formula transmission rate for Transource Missouri, subject to the outcome of an administrative hearing or settlement expected during 2013. Following approvals from FERC and the MPSC, KCP&L and GMO must also seek approval from the SPP to novate the projects to Transource Missouri. The SPP will then submit its approval of the novation to FERC for final approval. Great Plains Energy expects that final approval will be obtained so that the projects can be transferred by the fourth quarter of 2013.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for additional information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$746.2	$773.7	$1,829.5	$1,831.7
Fuel	(164.7)	(146.5)	(422.1)	(365.8)
Purchased power	(17.9)	(68.1)	(69.5)	(178.4)
Transmission of electricity by others	(9.8)	(8.6)	(25.9)	(23.1)
Gross margin (a)	553.8	550.5	1,312.0	1,264.4
Other operating expenses	(207.9)	(221.9)	(631.8)	(626.3)
Voluntary separation program	—	—	—	(12.7)
Depreciation and amortization	(68.9)	(65.9)	(204.2)	(205.9)
Operating income	277.0	262.7	476.0	419.5
Non-operating income and expenses	0.2	0.1	(4.9)	(0.5)
Interest charges	(48.1)	(60.8)	(170.8)	(156.0)
Income tax expense	(82.6)	(75.4)	(104.9)	(90.6)
Loss from equity investments	(0.1)	—	(0.2)	(0.1)
Net income	146.4	126.6	195.2	172.3
Less: Net income attributable to noncontrolling interest	(0.2)	(0.1)	—	—
Net income attributable to Great Plains Energy	146.2	126.5	195.2	172.3
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$145.8	$126.1	$194.0	$171.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended September 30, 2012 Compared to September 30, 2011
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2012, increased to $145.8 million or $0.95 per share from $126.1 million or $0.91 per share for the same period in 2011.
Electric utility's net income increased $8.0 million for the three months ended September 30, 2012, compared to the same period in 2011 driven by favorable weather, with a 6% increase in cooling degree days, and the three months ended September 30, 2011, included the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million. These increases were partially offset by a decrease in weather-normalized retail demand.
Great Plains Energy's corporate and other activities had earnings of $3.9 million for the three months ended September 30, 2012, compared to a loss of $7.8 million for the same period in 2011 primarily due to a $2.1 million decrease in after-tax interest expense as a result of lower interest rate debt, a $1.6 million decrease in after-tax interest expense related to the release of uncertain tax positions, and a $1.5 million increase in income tax benefits relating to the release of uncertain tax positions. In addition, the three months ended September 30, 2011, included expenses of $2.3 million from the resolution of certain general tax related matters.
Year to Date September 30, 2012 Compared to September 30, 2011
Great Plains Energy's earnings available for common shareholders year to date September 30, 2012, increased to $194.0 million or $1.34 per share from $171.1 million or $1.24 per share for the same period in 2011.
Electric utility's net income increased $20.3 million year to date September 30, 2012, compared to the same period in 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 16% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•	year to date September 30, 2011, included:

•	the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.4 million;

•	an estimated $11 million impact from an extended refueling outage at Wolf Creek;

•	$12.7 million of expense relating to a voluntary separation program; and

•
a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
an estimated $20 million impact at Wolf Creek due to an unplanned outage in the first quarter of 2012, increased amortization from the 2011 extended refueling outage and increased other operating expenses; and

•
a $24.7 million increase in interest expense primarily due to the deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during 2011, partially offset by a $5.3 million decrease related to GMO's $500.0 million 11.875% Senior Notes, which were repaid at maturity in July 2012.

Great Plains Energy's corporate and other activities loss decreased $2.6 million year to date September 30, 2012, compared to the same period in 2011 primarily due to a $1.6 million decrease in after-tax interest expense related to the release of uncertain tax positions and expenses of $2.3 million included in the three months ended

September 30, 2011, related to the resolution of certain general tax related matters. These decreases were partially offset by a $1.8 million after-tax loss on the sale of real estate property in 2012 and a $2.2 million tax benefit in 2011 from the reversal of tax valuation allowances.
Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission of electricity by others.  Expenses for fuel, purchased power and transmission of electricity by others, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$746.2	$773.7	$1,829.5	$1,831.7
Fuel	(164.7)	(146.5)	(422.1)	(365.8)
Purchased power	(17.9)	(68.1)	(69.5)	(178.4)
Transmission of electricity by others	(9.8)	(8.6)	(25.9)	(23.1)
Gross margin (a)	553.8	550.5	1,312.0	1,264.4
Other operating expenses	(207.6)	(218.2)	(623.8)	(620.8)
Voluntary separation program	—	—	—	(12.7)
Depreciation and amortization	(68.9)	(65.9)	(204.2)	(205.9)
Operating income	277.3	266.4	484.0	425.0
Non-operating income and expenses	(0.5)	0.6	(3.7)	(0.5)
Interest charges	(48.4)	(50.2)	(149.5)	(124.8)
Income tax expense	(86.5)	(82.9)	(120.6)	(109.8)
Net income	$141.9	$133.9	$210.2	$189.9

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$358.5	$354.3	1	2,999	3,018	(1)
Commercial	272.8	271.2	1	2,934	2,990	(2)
Industrial	54.9	57.9	(5)	791	828	(5)
Other retail revenues	4.9	5.1	(1)	29	29	—
Kansas property tax surcharge	1.7	—	N/A	N/A	N/A	N/A
Fuel recovery mechanism	10.5	32.2	(67)	N/A	N/A	N/A
Total retail	703.3	720.7	(2)	6,753	6,865	(2)
Wholesale revenues	31.8	41.9	(24)	1,429	1,206	19
Other revenues	11.1	11.1	—	N/A	N/A	N/A
Operating revenues	746.2	773.7	(4)	8,182	8,071	1
Fuel	(164.7)	(146.5)	12
Purchased power	(17.9)	(68.1)	(74)
Transmission of electricity by others	(9.8)	(8.6)	14
Gross margin (a)	$553.8	$550.5	1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$785.3	$773.0	2	7,115	7,431	(4)
Commercial	704.1	676.4	4	8,187	8,209	—
Industrial	153.1	149.6	2	2,401	2,422	(1)
Other retail revenues	14.8	14.4	3	89	88	1
Kansas property tax surcharge	4.6	—	N/A	N/A	N/A	N/A
Fuel recovery mechanism	20.7	63.8	(68)	N/A	N/A	N/A
Total retail	1,682.6	1,677.2	—	17,792	18,150	(2)
Wholesale revenues	114.0	121.0	(6)	4,708	3,595	31
Other revenues	32.9	33.5	(2)	N/A	N/A	N/A
Operating revenues	1,829.5	1,831.7	—	22,500	21,745	3
Fuel	(422.1)	(365.8)	15
Purchased power	(69.5)	(178.4)	(61)
Transmission of electricity by others	(25.9)	(23.1)	12
Gross margin (a)	$1,312.0	$1,264.4	4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric utility's gross margin increased $3.3 million for the three months ended September 30, 2012, compared to the same period in 2011 primarily due to favorable weather, with a 6% increase in cooling degree days, and the three months ended September 30, 2011, included the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation. These increases were mostly offset by a decrease in weather-normalized retail demand.
Electric utility's gross margin increased $47.6 million year to date September 30, 2012, compared to the same period in 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 16% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•
year to date September 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek and the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation.

These increases were partially offset by a decrease in weather-normalized retail demand and an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $10.6 million for the three months ended September 30, 2012, compared to the same period in 2011 primarily due to fewer plant outages in 2012 and $3.4 million of expenses related to the impact of flooding in 2011.
Electric utility's other operating expenses increased $3.0 million year to date September 30, 2012, compared to the same period in 2011 primarily due to:

•
a $15.9 million increase in operating and maintenance expenses at Wolf Creek driven by $4.7 million of additional amortization from the 2011 extended refueling outage, along with other increased operating and maintenance expenses including an unplanned outage in the first quarter of 2012; and

•	an $8.7 million increase in general taxes driven by increased property taxes.
These increases were mostly offset by:

•	a $9.4 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012;

•	the deferral to a regulatory asset of $3.0 million relating to solar rebates provided to customers for recovery in future rates; and

•
year to date September 30, 2011, included $3.4 million of expenses related to the impact of flooding, a $2.3 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

Electric Utility Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company's retail electric rates and to enhance organizational efficiency.  Electric utility recorded expense of $12.7 million year to date September 30, 2011, related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization costs increased $3.0 million for the three months ended September 30, 2012, primarily due to increased depreciation expense for capital additions.
Electric utility's depreciation and amortization costs decreased $1.7 million year to date September 30, 2012, primarily due to $14.1 million of lower regulatory amortization for KCP&L in Missouri compared to the same period in 2011, which was in effect during KCP&L's Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri. This decrease was mostly offset by $6.3 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.

Electric Utility Interest Charges
Electric utility's interest charges increased $24.7 million year to date September 30, 2012, compared to the same period in 2011 primarily due to the deferral to a regulatory asset of $22.1 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities in 2011 partially offset by a $5.3 million decrease related to GMO's $500.0 million 11.875% Senior Notes, which were repaid at maturity in July 2012.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $3.6 million and $10.8 million for the three months ended and year to date September 30, 2012, respectively, compared to the same period in 2011 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2012 compared to December 31, 2011)

•
Great Plains Energy's accounts receivable pledged as collateral and collateralized note payable increased $95.0 million due to a $15 million increase in KCP&L's sale of accounts receivable and GMO's $80 million sale of accounts receivable, which are accounted for as secured borrowings.

•
Great Plains Energy's deferred income taxes - current assets increased $108.8 million primarily due to the reclassification from deferred income taxes - deferred credits and other liabilities of $101.1 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization.

•	Great Plains Energy's construction work in progress increased $180.1 million primarily due to environmental upgrades at KCP&L's La Cygne Station.

•	Great Plains Energy's commercial paper increased $160.0 million primarily due to borrowings for the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.

•	Great Plains Energy's current maturities of long-term debt decreased $544.3 million primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.

•	Great Plains Energy's accounts payable decreased $53.2 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $71.7 million primarily due to the timing of property tax payments.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $225.5 million primarily due to the reclassification to deferred income taxes - current assets of $101.1 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization and an increase in temporary differences mostly as a result of bonus depreciation.

CAPITAL REQUIREMENTS AND LIQUIDITY
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends are dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.
Great Plains Energy's liquid resources at September 30, 2012, consisted of $6.9 million of cash and cash equivalents on hand and $761.2 million of unused bank lines of credit.  The unused lines consisted of $167.2 million from Great Plains Energy's revolving credit facility, $330.1 million from KCP&L's credit facilities and $263.9 million from GMO's credit facilities.  See Note 8 to the consolidated financial statements for more information on these credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy's intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.
Cash Flows from Operating Activities
The $118.8 million increase in cash flows from operating activities for Great Plains Energy year to date September 30, 2012, compared to the same period in 2011 is primarily due to an increase in net income, the payment in 2011 of $26.1 million for the settlement of forward starting swaps upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011 and a decrease in deferred refueling outage costs. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $91.7 million year to date September 30, 2012, compared to the same period in 2011 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L's La Cygne Station.
Cash Flows from Financing Activities
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO.  GMO used the proceeds from the intercompany loan along with increased short-term borrowings to repay its $500 million 11.875% Senior Notes at maturity in July 2012.
Great Plains Energy's cash flows from financing activities year to date September 30, 2012 also reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012.
Great Plains Energy's cash flows from financing activities year to date September 30, 2011, reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  Also reflected is KCP&L's issuance, at a discount, of $400.0 million of 5.30% Senior Notes that mature in 2041. KCP&L used a portion of the proceeds to repay short-term borrowings.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  KCP&L has not utilized any of this authorization.

In December 2010, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2012, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 4.25% over LIBOR; (ii) the greater of 2.25% over the prime rate, 2.75% over the federal funds rate, and 3.25% over LIBOR; or (iii) 4.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At September 30, 2012, there was $744.0 million available under this authorization.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments from December 2012 through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to the same four restrictions as the currently effective KCP&L FERC short-term authorization discussed in the preceeding paragraph.
In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2012, there was $579.0 million available under this authorization.
In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At September 30, 2012, there was $562.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2012, KCP&L had an outstanding payable under the money pool of $4.4 million to Great Plains Energy.
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
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into federal law. The new law contains provisions offering funding relief for defined benefit plans by stabilizing interest rates used in determining minimum required ERISA contributions. Year to date September 30, 2012, Great Plains Energy contributed $46.8 million to the pension plans. Great Plains Energy's estimate of additional contributions in 2012 is approximately $18.6 million to satisfy minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2012	2011	2012	2011
	(millions)
Operating revenues	$508.0	$506.3	$1,244.1	$1,220.5
Fuel	(114.5)	(99.3)	(297.8)	(249.0)
Purchased power	(10.1)	(24.9)	(23.7)	(66.7)
Transmission of electricity by others	(6.3)	(5.7)	(17.4)	(14.2)
Gross margin (a)	377.1	376.4	905.2	890.6
Other operating expenses	(152.4)	(161.8)	(457.3)	(460.9)
Voluntary separation program	—	—	—	(9.2)
Depreciation and amortization	(46.9)	(45.4)	(138.6)	(147.0)
Operating income	177.8	169.2	309.3	273.5
Non-operating income and expenses	(0.3)	(0.2)	(2.4)	(1.6)
Interest charges	(32.4)	(30.8)	(96.1)	(81.2)
Income tax expense	(54.9)	(52.8)	(74.6)	(67.9)
Net income	$90.2	$85.4	$136.2	$122.8

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$225.4	$222.5	1	1,875	1,884	(1)
Commercial	192.7	191.8	—	2,062	2,113	(2)
Industrial	31.2	34.4	(9)	452	488	(8)
Other retail revenues	3.1	3.2	(2)	22	22	—
Kansas property tax surcharge	1.7	—	N/A	N/A	N/A	N/A
Fuel recovery mechanism	0.4	13.8	(97)	N/A	N/A	N/A
Total retail	454.5	465.7	(2)	4,411	4,507	(2)
Wholesale revenues	48.2	35.5	36	2,011	1,081	86
Other revenues	5.3	5.1	1	N/A	N/A	N/A
Operating revenues	508.0	506.3	—	6,422	5,588	15
Fuel	(114.5)	(99.3)	15
Purchased power	(10.1)	(24.9)	(59)
Transmission of electricity by others	(6.3)	(5.7)	12
Gross margin (a)	$377.1	$376.4	—

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2012	2011	Change	2012	2011	Change
Retail revenues	(millions)			(thousands)
Residential	$485.7	$481.3	1	4,363	4,517	(3)
Commercial	503.4	488.1	3	5,753	5,802	(1)
Industrial	90.6	92.1	(2)	1,385	1,428	(3)
Other retail revenues	9.4	9.3	1	66	65	1
Kansas property tax surcharge	4.6	—	N/A	N/A	N/A	N/A
Fuel recovery mechanism	9.4	26.0	(64)	N/A	N/A	N/A
Total retail	1,103.1	1,096.8	1	11,567	11,812	(2)
Wholesale revenues	126.9	109.5	16	5,156	3,317	55
Other revenues	14.1	14.2	(1)	N/A	N/A	N/A
Operating revenues	1,244.1	1,220.5	2	16,723	15,129	11
Fuel	(297.8)	(249.0)	20
Purchased power	(23.7)	(66.7)	(64)
Transmission of electricity by others	(17.4)	(14.2)	23
Gross margin (a)	$905.2	$890.6	2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $0.7 million for the three months ended September 30, 2012, compared to the same period in 2011 primarily due to favorable weather, with a 6% increase in cooling degree days, and the three months ended September 30, 2011, included the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation. These increases were mostly offset by a decrease in weather-normalized retail demand.

KCP&L's gross margin increased $14.6 million year to date September 30, 2012, compared to the same period in 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011;

•	favorable weather, with a 16% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•
year to date September 30, 2011, included an estimated $11 million impact from an extended refueling outage at Wolf Creek and the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation.

These increases were partially offset by a decrease in weather-normalized retail demand and an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $3.6 million year to date September 30, 2012, compared to the same period in 2011 primarily due to:

•	an $8.1 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, in 2011 with longer durations than in 2012;

•	the deferral to a regulatory asset of $1.6 million relating to solar rebates provided to customers for recovery in future rates; and

•
year to date September 30, 2011, included $3.2 million of expenses related to the impact of flooding, a $1.5 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $2.4 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These decreases were partially offset by a $15.9 million increase in operating and maintenance expenses at Wolf Creek driven by $4.7 million of additional amortization from the 2011 extended refueling outage, along with increased other operating and maintenance expenses including an unplanned outage in the first quarter of 2012.
KCP&L Voluntary Separation Program
KCP&L recorded expense of $9.2 million year to date September 30, 2011 related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization costs decreased $8.4 million year to date September 30, 2012, compared to the same period in 2011 due to $14.1 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L's Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri.  This decrease was partially offset by $2.9 million of depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.
KCP&L Interest Charges
KCP&L's interest charges increased $14.9 million year to date September 30, 2012, compared to the same period in 2011 primarily due to the deferral to a regulatory asset of $10.7 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities during 2011.

KCP&L Income Tax Expense
KCP&L's income tax expense increased $6.7 million year to date September 30, 2012, compared to the same period in 2011 primarily due to increased pre-tax income.

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
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2011 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2012 was $19.7 million.
ITEM 4. CONTROLS AND PROCEDURES
GREAT PLAINS ENERGY
Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy's management, including the chief executive officer and chief financial officer, and Great Plains Energy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
KCP&L
Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of KCP&L's management, including the chief executive officer and chief financial officer, and KCP&L's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2011 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—		$—	—	N/A
August 1 - 31	8,142	(1)	19.02	—	N/A
September 1 - 30	10,611	(1)(2)	19.28	—	N/A
Total	18,753		$19.17	—	N/A

(1)	Represents common shares surrendered to the Company following the resignation of a certain officer.

(2)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 8, 2012	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 8, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 8, 2012	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 8, 2012	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)