Form 10-K
period 2012-12-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2013-02-28
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2012) was approximately $3,273,153,264. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 26, 2013, Great Plains Energy Incorporated had 153,552,798 shares of common stock outstanding.
On February 26, 2013, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2013 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including, but not limited to, possible further deterioration in economic conditions and the timing and extent of economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services including transportation and labor agreements; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guarantee Insurance Company
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MAP-21	Moving Ahead for Progress in the 21st Century Act

Abbreviation or Acronym	Definition

MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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

•
GMO is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri. GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area. GMO has two active wholly owned subsidiaries, GMO Receivables Company and MPS Merchant Services, Inc. (MPS Merchant).  MPS Merchant has certain long-term natural gas contracts remaining from its former non-regulated trading operations.

Great Plains Energy's sole reportable business segment is electric utility. For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 21 to the consolidated financial statements. Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
The electric utility segment consists of KCP&L, a regulated utility, GMO's regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power (L&P) divisions and GMO Receivables Company. Electric utility serves approximately 825,300 customers located in western Missouri and eastern Kansas. Customers include approximately 726,100 residences, 96,600 commercial firms and 2,600 industrials, municipalities and other electric utilities. Electric utility's retail revenues averaged approximately 90% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility's revenues. Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric utility's net income accounted for approximately 108%, 115% and 111% of Great Plains Energy's net income in 2012, 2011 and 2010, respectively.
Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC) and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L and GMO are also subject to regulation by The Federal Energy Regulatory

Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC). KCP&L has a 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
Missouri and Kansas jurisdictional retail revenues averaged approximately 71% and 29%, respectively, of electric utility's total retail revenues over the last three years. See Item 7 MD&A, Critical Accounting Policies section, and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.
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
Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory. In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price. Electric utility's wholesale revenues averaged approximately 8% of its total revenues over the last three years.
Power Supply
Electric utility has over 6,600 MWs of generating capacity. The projected peak summer demand for 2013 is approximately 5,700 MWs. Electric utility expects to meet its projected capacity requirements through 2018 with its generation assets, capacity purchases or new capacity additions.
KCP&L and GMO are members of the SPP. The SPP is a Regional Transmission Organization (RTO) mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity. As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12% of their projected peak summer demand. This net positive supply of capacity and energy is maintained through their generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.
Fuel
The principal fuel sources for electric utility's electric generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 97% of 2013 generation will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2012 and estimated 2013 fuel mix and delivered cost in cents per net kWh generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2013	2012	2013	2012
Coal	81%	83%	2.15	2.10
Nuclear	16	14	0.72	0.74
Natural gas and oil	1	2	8.56	6.20
Wind	2	1	—	—
Total Generation	100%	100%	1.97	1.93
(a) Fuel mix based on percent of net MWhs generated.

GMO's retail rates and KCP&L's retail rates in Kansas contain certain fuel recovery mechanisms. KCP&L's Missouri retail rates do not contain a fuel recovery mechanism. To the extent the price of fuel or purchased power increases significantly, or if electric utility's lower cost units do not meet anticipated availability levels, Great Plains Energy's net income may be adversely affected unless and until the increased cost could be reflected in KCP&L's Missouri retail rates.
Coal
During 2013, electric utility's generating units, including jointly owned units, are projected to burn approximately 14 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 95% of the projected coal requirements for 2013, approximately 70% for 2014 and 20% for 2015. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases. KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2013 and beyond.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy approximately 90% of the projected transportation requirements for 2013 and approximately 20% for each of 2014, 2015 and 2016. The contract rates adjust for changes in railroad costs. KCP&L and GMO are currently in negotiations with the railroads for transportation services beyond 2013.
Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through January 2015 and approximately 70% after that date through March 2021. The owners also have under contract all of the uranium enrichment and fabrication required to operate Wolf Creek through March 2027 and September 2025, respectively.
See Note 4 to the consolidated financial statements for additional information regarding nuclear plant.
Natural Gas
At December 31, 2012, KCP&L had fully hedged 2013 and had hedged approximately 81% of 2014 projected natural gas usage for generation requirements to serve retail load and firm MWh sales. At December 31, 2012, GMO had hedged approximately 84%, 17% and 2% of its 2013, 2014 and 2015, respectively, expected on-peak natural gas usage and natural gas equivalent purchased power.
Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas. As a result, KCP&L and GMO do not joint-dispatch their respective generation. KCP&L purchases power to meet its customers' needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L's cost of generation or to satisfy firm power commitments or renewable energy standards. KCP&L has long-term power purchase agreements for approximately 231 MWs of wind generation which expire in 2032. GMO has long-term power purchase and capacity agreements for approximately 234 MWs, which expire in 2014 through 2032. Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand. Electric utility's purchased power, as a percentage of MWh requirements, averaged approximately 15% over the last three years.

Environmental Matters
See Note 14 to the consolidated financial statements for information regarding environmental matters.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 511,800 customers located in western Missouri and eastern Kansas. Customers include approximately 451,500 residences, 58,200 commercial firms, and 2,100 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 88% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2012, Great Plains Energy and KCP&L had 3,090 employees, including 1,949 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2013), with Local 1464, representing transmission and distribution workers (expires March 31, 2013), and with Local 412, representing power plant workers (expires March 31, 2013). All three labor agreements allow for extension of the expiration date and are currently under negotiation.
Executive Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company in the positions noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2013, to hold such positions until their resignation, removal or the appointment of their successors.  There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	52	President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Scott H. Heidtbrink (b)	51	Executive Vice President and Chief Operating Officer - KCP&L	2008
James C. Shay (c)	49	Senior Vice President - Finance and Strategic Development and Chief Financial Officer - Great Plains Energy and KCP&L	2010
Kevin E. Bryant (d)	37	Vice President - Investor Relations and Strategic Planning and Treasurer - Great Plains Energy and KCP&L	2006
Charles A. Caisley (e)	40	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Michael L. Deggendorf (f)	51	Senior Vice President - Corporate Services - KCP&L	2005
Ellen E. Fairchild (g)	51	Vice President, Corporate Secretary and Chief Compliance Officer - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (h)	42	General Counsel and Senior Vice President - Human Resources - Great Plains Energy and KCP&L	2010
Lori A. Wright (i)	50	Vice President - Business Planning and Controller - Great Plains Energy and KCP&L	2002

(a)
Mr. Bassham was appointed Chief Executive Officer of Great Plains Energy, KCP&L and GMO in 2012. He has served as President of each company since 2011. He previously served as President and Chief Operating Officer of Great Plains Energy, KCP&L and GMO (2011-2012) and as Executive Vice President - Utility Operations of KCP&L and GMO (2010-2011).  He was Executive Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of KCP&L and GMO (2009-2010).  He was Chief Financial Officer of KCP&L (2005-2008) and GMO (2008).

(b)
Mr. Heidtbrink was appointed Executive Vice President and Chief Operating Officer of KCP&L and GMO in 2012. He previously served as Senior Vice President - Supply of KCP&L and GMO (2009-2012).  He was Senior Vice President - Corporate Services of KCP&L and GMO (2008), and Vice President - Power Generation & Energy Resources (2006-2008) of GMO.

(c)
Mr. Shay was appointed Senior Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2010.  He was Chief Financial Officer, with responsibilities for finance, accounting and information technology, at Northern Power Systems, Inc., a wind turbine manufacturing business (2009-2010); Managing Director, with responsibilities for business development, transaction execution and advisory work, at Frontier Investment Banc Corporation (2007-2008); and Chief Financial Officer, with responsibilities for finance, accounting, human resources, information technology and procurement, at Machine Laboratory LLC, a manufacturer of machined parts for the automotive industry (2006-2007).  Prior to that, Mr. Shay was Chief Financial Officer, with responsibilities for finance and accounting, at General Electric Co. Environmental Services (2004-2006) after its acquisition of BHA Group Holdings, Inc., a supplier of aftermarket parts and service for industrial air pollution equipment.

(d)
Mr. Bryant was appointed Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO in 2013. He previously served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions (2006-2011) of KCP&L and GMO.

(e)
Mr. Caisley was appointed Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011. He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs (2007-2008). Prior to that, he was the president of the Missouri Energy Development Association (2005-2007).

(f)
Mr. Deggendorf was appointed Senior Vice President - Corporate Services in 2012. He previously served as Senior Vice President - Delivery of KCP&L and GMO (2008-2012).  He was Vice President - Public Affairs of Great Plains Energy (2005-2008).

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

(h)
Ms. Humphrey was appointed General Counsel in 2010 and Senior Vice President - Human Resources of Great Plains Energy, KCP&L and GMO in 2012.  She previously served as Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).  Prior to that, she was a shareholder of the law firm of Shughart Thomson & Kilroy (1996-2006).

(i)
Ms. Wright was appointed Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO in 2012.  She previously served as Vice President and Controller of Great Plains Energy, KCP&L and GMO (2009-2012). She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

Available Information
Great Plains Energy's website is www.greatplainsenergy.com and KCP&L's website is www.kcpl.com. Information contained on these websites is not incorporated herein. The Companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the Companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

The public may read and copy any materials that the Companies file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding the Companies.
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
Utility Regulatory Risks:
Complex utility regulation could adversely affect the Companies' results of operations, financial position and cash flows.
The Companies are subject to, or affected by, extensive federal and state utility regulation, including regulation by the MPSC, KCC, FERC, NRC, SPP and NERC.  The Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the Companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, deterioration of the Companies' relationship with regulators and increased compliance costs and potential non-compliance consequences may materially affect the Companies' results of operations, financial position and cash flows.  Additionally, regulators may impose burdensome restrictions and conditions on the Companies' transactions and ventures, rendering them less attractive from a financial or operational perspective. Certain of these risks are addressed in greater detail below.
The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Companies' control.
The rates that KCP&L and GMO are allowed to charge their customers significantly influence the Companies' results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of the Companies' control, including the MPSC, KCC and FERC.
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
As discussed in the “Environmental Risks” and “Financial Risks” sections below, the Companies' capital expenditures are expected to be substantial over the next several years for environmental projects, as well as other projects, and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.

The Companies are also exposed to cost-recovery shortfalls due to the inherent “regulatory lag” in the rate-setting process, especially during periods of significant cost inflation or declining retail usage, as KCP&L's and GMO's utility rates are generally based on historical information and are not subject to adjustment between rate cases, other than principally for fuel and purchased power for KCP&L in Kansas and for GMO.  These and other factors may result in under-recovery of costs, failure to earn the authorized return on investment, or both.
There are mandatory renewable energy standards in Missouri and Kansas.  There is the potential for future federal or state mandatory energy efficiency requirements. KCP&L has implemented certain energy efficiency programs, and currently the recovery of these program expenses are on a deferred basis with no recovery mechanism for associated lost revenues.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception (including, but not limited to, the Companies' environmental reputation) and regulatory pressures, the Companies may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investment or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.
Regulatory requirements regarding utility operations may increase costs and may expose the Companies to compliance penalties or adverse rate consequences.
The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cyber security and critical infrastructure protection standards that apply to public utilities, including KCP&L and GMO.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, the Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under “Operational Risks,” the NRC extensively regulates nuclear power plants, including Wolf Creek. The costs of existing, new or modified regulations, standards and other requirements could have an adverse effect on the Companies' results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, cyber security, critical infrastructure protection, operational or other standards and requirements could expose the Companies to penalties, additional compliance costs, or adverse rate consequences.
Environmental Risks:
The Companies are subject to current and potential environmental requirements and the incurrence of environmental liabilities, any or all of which may adversely affect their business and financial results.
The Companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the Companies' operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, creation of a public nuisance or other matters, and seeking injunctions or monetary or other damages. Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.

Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the Companies' results of operations, financial position and cash flows.
KCP&L and GMO periodically seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that recovery of these costs would be granted.
As discussed above, KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies' environmental reputation.  The costs of compliance or noncompliance with environmental requirements, remediation costs, adverse outcomes of lawsuits, or failure to timely recover environmental costs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 14 to the consolidated financial statements for additional information regarding certain significant environmental matters.
Air and Climate Change
Management believes it is likely that additional federal or relevant regional, state or local laws or regulations could be enacted to address global climate change.  While the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such laws or regulations could require the control or reduction of emissions of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards.  The Companies' generation is predominantly coal-fired, and is estimated to produce about one ton of CO2 per MWh generated.  Great Plains Energy and KCP&L produce about 25 million and 19 million tons of CO2 per year, respectively.
The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases and has proposed other regulations under the existing Clean Air Act.  The EPA has established thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.  Most of the Companies' generating facilities are affected by these existing rules and would be affected by the proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the future.  Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (such as for additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.
Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, NOX, SO2 and particulates are also in a state of flux. Some of these rules have been overturned by the courts and remanded to the EPA to be revised consistent with the courts' orders while others have been stayed pending judicial review or are otherwise subject to revision. The Companies' current estimate of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with the currently effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule, and the Mercury and Air

Toxics Standards (MATS) rule is approximately $1 billion. However, it is unknown what requirements and standards will be imposed in the future, when the Companies may have to comply or what costs may ultimately be required.
Missouri law requires at least 2% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources, increasing to 5% by 2014, 10% by 2018 and 15% by 2021.  Kansas law requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand, increasing to 15% by 2016 and 20% by 2020. Management believes that national renewable energy standards are also possible. The timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have a significant financial and operational impact on the Companies.
Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to preserve water quality.  All of the Companies' generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
Previously issued EPA regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures have been suspended; however, the EPA has proposed revised rulemaking on this matter.  At this time, the Companies are unable to predict how the EPA will respond or how that response will impact the Companies' operations.
KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) authorizing KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River at its Hawthorn Station.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.  Additionally, the EPA plans to revise the existing standards for water discharges from coal-fired power plants with a proposed rule in April 2013 and final action in May 2014.  Until a rule is proposed and finalized, the financial and operational impacts cannot be determined.  Further, the possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the current and final permit requirements.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  The Companies principally use coal in generating electricity and dispose of coal combustion residuals (CCRs) in both on-site facilities and facilities owned by third parties.  The EPA has proposed regulations regarding the handling and disposal of CCRs, which include alternative proposals to regulate CCRs as special or hazardous waste or as non-hazardous waste.  If enacted, any new laws and regulations, especially if CCRs are classified as hazardous waste, could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
Remediation
Under current law, the Companies are also generally responsible for any liabilities associated with the environmental condition of their properties and other properties at which the Companies arranged for the disposal or treatment of hazardous substances, including properties that they have previously owned or operated, such as manufactured gas plants (MGP), regardless of whether they were responsible for the contamination or whether the liabilities arose before, during or after the time they owned or operated the properties or arranged for the disposal or treatment of hazardous substances.
Due to all of the above, the Companies' projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the emissions limits imposed by such requirements and the types and costs of the compliance alternatives selected by the Companies.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  New environmental laws and regulations affecting the operations of the Companies may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to the Companies or their facilities, any of which may materially adversely affect the Companies' business, adversely affect the Companies' ability to continue operating its power plants as currently done and substantially increase their environmental expenditures or liabilities in the future.
Financial Risks:
Financial market disruptions and declines in credit ratings may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
The Companies' capital requirements are expected to be substantial over the next several years.  The Companies rely on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Companies also rely on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for operations varies and is impacted by a number of factors.
Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the Companies' cost of funds and Great Plains Energy's ability to provide credit support for its subsidiaries.  The interest rates on borrowings under the Companies' revolving credit agreements and on a portion of Great Plains Energy's debt are subject to increase as their respective credit ratings decrease.  The amount of collateral or other credit support required under power supply and certain other agreements is also dependent on credit ratings.
Although the United States capital and credit markets have generally stabilized after an extended period of volatility and disruption, there is no assurance that conditions will not deteriorate in the future due to instability in Europe, political uncertainty in the United States or other unforeseen events both in the United States and around the world.  Adverse market conditions or decreases in Great Plains Energy's, KCP&L's or GMO's credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L's or GMO's costs of capital; reductions in or delays of capital expenditures; or reductions in Great Plains Energy's ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies' results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies' lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Great Plains Energy has guaranteed substantially all of the outstanding debt of GMO and payments under these guarantees may adversely affect Great Plains Energy's liquidity.
Great Plains Energy has issued guarantees covering substantially all of the outstanding debt of GMO and has guaranteed GMO's current $450 million revolving credit facility.  The guarantees are a factor in GMO maintaining investment-grade ratings and the guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.

The inability of Great Plains Energy's subsidiaries to provide sufficient dividends to Great Plains Energy, or the inability otherwise of Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  The ability of Great Plains Energy's subsidiaries to pay dividends or make other distributions, and accordingly, Great Plains Energy's ability to pay dividends on its common stock and meet its financial obligations principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.
In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors.  Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  While these corporate and regulatory restrictions and financial covenants are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future, there is no assurance that adverse financial results would not trigger such restrictions or covenants and reduce or eliminate the Companies' ability to pay dividends.
Market performance, increased retirements and retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of the Companies' and WCNOC's employees participate in defined benefit retirement and post-retirement plans.  Former employees also have accrued benefits in defined benefit retirement and post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations, and the Companies' required or voluntary contributions to the plans.  The Companies currently have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, or if these plans experience adverse market returns on investments, or if interest rates materially fall, the Companies' contributions to the plans could rise substantially over historical levels.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant impact on the Companies' results of operations, financial position and cash flows.
The use of derivative contracts in the normal course of business could result in losses that could negatively impact the Companies' results of operations, financial position and cash flows.
The Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or the use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

As a service provider to GMO, KCP&L may have exposure to GMO's financial performance and operations.
GMO has no employees of its own.  KCP&L employees operate and manage GMO's properties, and KCP&L charges GMO for the cost of these services.  These arrangements may pose risks to KCP&L, including possible claims arising from actions of KCP&L employees in operating GMO's properties and providing other services to GMO.  KCP&L's claims for reimbursement for services provided to GMO are unsecured and rank equally with other unsecured obligations of GMO.  KCP&L's ability to be reimbursed for the costs incurred for the benefit of GMO depends on the financial ability of GMO to make such payments.
Customer and Weather-Related Risks:
Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, or other factors may adversely affect the Companies' results of operations, financial position and cash flows.
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
Weather is a major driver of the Companies' results of operations, financial position and cash flow.
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain, flooding and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  KCP&L's and GMO's rates may not always be adjusted timely and adequately to reflect these increased costs. Some of the Companies' generating stations utilize water from the Missouri River for cooling purposes.  Low water and flow levels, which are currently being experienced in the Midwest, can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, increase the frequency and impact of severe weather, increase the frequency of flooding or decrease water and flow levels.
Operational Risks:
Operations risks may adversely affect the Companies' results of operations, financial position and cash flows.
The operation of the Companies' electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or continued operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism, cyber threats, severe weather or other similar occurrences.  An equipment or system outage or constraint can, among other things:

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

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, and Iatan No. 2, which was completed in 2010, all of KCP&L's and GMO's coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  The age of these generating units increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the Companies' generation facilities or increased maintenance expense.
The Companies currently have general liability and property insurance in place to cover their facilities in amounts that management considers appropriate.  These policies, however, do not cover the Companies' transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect the Companies' results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of the Companies' facilities may not be sufficient to restore the loss or damage.
These and other operating events may reduce the Companies' revenues, increase their costs, or both, and may materially affect their results of operations, financial position and cash flows.
The cost and schedule of construction projects may materially change and expected performance may not be achieved.
Great Plains Energy's and KCP&L's businesses are capital intensive.  The Companies currently have significant construction projects pending and may also have significant construction projects in the future. The risks of any construction project include: that actual costs may exceed estimated costs due to inflation or other factors; risks associated with the incurrence of additional debt or the issuance of additional equity to fund such projects; delays that may occur in obtaining permits and materials; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of equipment, materials or qualified craft labor; delays related to inclement weather; the scope, cost and timing of projects may change due to new or changed environmental requirements, health and safety laws or other factors; and other events beyond the Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
These and other risks could materially increase the estimated costs of construction projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require the Companies to purchase additional electricity to supply their respective retail customers until the projects are completed.  Thus, these risks may significantly affect the Companies' results of operations, financial position and cash flows.
Failure of one or more generation plant co-owners to pay their share of construction or operations and maintenance costs could increase the Companies' costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of La Cygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs.
While the ownership agreements provide that a defaulting co-owner's share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  Occurrence of these or other events could materially increase the Companies' costs and capital requirements.
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
KCP&L and GMO operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures, employee error or malfeasance, or unauthorized access. Such failures or breaches of the systems could impact the reliability of the utilities' generation and transmission and distribution systems, result in legal claims and proceedings, damage the Companies' reputation and also subject the Companies to financial harm. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on the Companies' results of operations, financial condition and cash flows.
KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies' business and financial results.
KCP&L owns 47% of Wolf Creek.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Additionally, the non-compliance of other nuclear facility operators with applicable regulations or the occurrence of a serious nuclear incident anywhere in the world could result in increased regulation of the nuclear industry as a whole.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.
Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
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
Commodity Price Risks:
Changes in commodity prices could have an adverse effect on the Companies' results of operations, financial position and cash flows.
The Companies engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  To the extent that exposure to the price of electricity is not successfully hedged, the Companies could experience losses associated with the changing market price for electricity.

Increases in fuel, fuel transportation and purchased power prices could have an adverse impact on the Companies' costs.
KCP&L's Kansas retail rates and GMO's retail electric and steam rates contain fuel recovery mechanisms.  KCP&L's Missouri retail rates do not contain a similar provision.  As a result, the Companies are exposed to varying degrees of risk from changes in the market prices of fuel for generation of electricity and purchased power.  Changes in the Companies' fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect the Companies' fuel and purchased power costs.
The Companies do not hedge their respective entire exposures from fuel and transportation price volatility.  Consequently, the Companies' results of operations, financial position and cash flows may be materially impacted by changes in these prices unless and until increased costs are recovered in KCP&L's Missouri retail rates.
Wholesale electricity sales affect revenues, creating earnings volatility.
The levels of the Companies' wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus the Companies have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices. Conversely, wholesale power prices generally decrease in times of low regional demand and low natural gas prices.  While wholesale sales are reflected in KCP&L's Kansas and GMO's fuel recovery mechanisms, KCP&L's Missouri rates are set on an estimated amount of wholesale sales.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri rates. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce the Companies' wholesale sales and may materially affect the Companies' results of operations, financial conditions and cash flows.
Litigation Risks:
The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2013		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	547	(a)	Nuclear
	Iatan No. 1	Missouri	1980	493	(a)	Coal
	La Cygne No. 2	Kansas	1977	343	(a)	Coal
	La Cygne No. 1	Kansas	1973	368	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose No. 3	Missouri	1964	176		Coal
	Montrose No. 2	Missouri	1960	164		Coal
	Montrose No. 1	Missouri	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	310		Natural Gas
	Osawatomie	Kansas	2003	75		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	232		Natural Gas
	Hawthorn No. 8	Missouri	2000	77		Natural Gas
	Hawthorn No. 7	Missouri	2000	77		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	97		Oil
	Northeast Nos. 13 and 14	Missouri	1976	91		Oil
	Northeast Nos. 15 and 16	Missouri	1975	89		Oil
	Northeast Nos. 11 and 12	Missouri	1972	96		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	4		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	8		Wind
Total KCP&L				4,465
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	127	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	172	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	458		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	119		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	317		Natural Gas
	Crossroads Energy Center	Mississippi	2002	307		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	253		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	67		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	33		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	19		Oil
Total GMO				2,144
Total Great Plains Energy				6,609
(a)    Share of a jointly owned unit.

(b)	The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.

(c)	The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 4 MW pursuant to SPP reliability standards.

(d)	The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 8 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek. GMO owns 18% of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 6,700 circuit miles of underground distribution lines in Missouri and Kansas. Electric utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric utility's transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
Electric Utility General
Electric utility's generating plants are located on property owned (or co-owned) by KCP&L or GMO, except the Spearville Wind Energy Facilities which are located on easements and the Crossroads Energy Center and South Harper which are contractually controlled. Electric utility's service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by electric utility. Electric utility's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Electric utility believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest. Great Plains Energy's and KCP&L's headquarters are located in leased office space.
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented. Mortgage bonds totaling $630.1 million were outstanding at December 31, 2012.

Substantially all of the fixed property and franchises of GMO's L&P division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $10.1 million were outstanding at December 31, 2012.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol “GXP”. At February 26, 2013, Great Plains Energy's common stock was held by 19,356 shareholders of record. Information relating, to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2012		2011		Dividends Declared
Quarter	High	Low	High	Low	2013		2012	2011
First	$21.60	$19.60	$20.08	$18.94	$0.2175	(b)	$0.2125	$0.2075
Second	21.41	19.54	21.17	19.70			0.2125	0.2075
Third	22.48	21.26	21.24	16.53			0.2125	0.2075
Fourth	22.81	19.80	21.97	18.68			0.2175	0.2125
(a)    Based on closing stock prices.
(b)    Declared February 12, 2013, and payable March 20, 2013, to shareholders of record as of February 27, 2013.
Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.
Purchases of Equity Securities
Great Plains Energy had no purchases of its equity securities during the three months ended December 31, 2012.
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2012	2011	2010	2009	2008
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,310	$2,318	$2,256	$1,965	$1,670
Income from continuing operations (b)	$200	$174	$212	$152	$120
Net income attributable to Great Plains Energy	$200	$174	$212	$150	$155
Basic earnings per common
share from continuing operations	$1.36	$1.27	$1.55	$1.16	$1.16
Basic earnings per common share	$1.36	$1.27	$1.55	$1.15	$1.51
Diluted earnings per common
share from continuing operations	$1.35	$1.25	$1.53	$1.15	$1.16
Diluted earnings per common share	$1.35	$1.25	$1.53	$1.14	$1.51
Total assets at year end	$9,647	$9,118	$8,818	$8,483	$7,869
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,020	$3,544	$3,428	$3,214	$2,627
Cash dividends per common share	$0.855	$0.835	$0.83	$0.83	$1.66
SEC ratio of earnings to fixed charges	2.31	2.03	2.28	1.81	2.26

KCP&L
Operating revenues	$1,580	$1,558	$1,517	$1,318	$1,343
Net income	$142	$136	$163	$129	$125
Total assets at year end	$6,704	$6,292	$6,026	$5,702	$5,229
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,902	$1,915	$1,780	$1,780	$1,377
SEC ratio of earnings to fixed charges	2.58	2.52	2.86	2.44	2.87
(a)    Great Plains Energy's results include GMO only from the July 14, 2008, acquisition date.

(b)	This amount is before income (loss) from discontinued operations, net of income taxes, of $(1.5) million and $35.0 million in 2009 and 2008, respectively.
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
Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and L&P divisions, and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 825,300 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.

2012 Earnings Overview
Great Plains Energy's 2012 earnings available for common shareholders increased to $198.3 million or $1.35 per share from $172.8 million or $1.25 per share in 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•	2011 included:

•	the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.3 million;

•	an estimated $11 million decrease in gross margin from an extended refueling outage at Wolf Creek;

•	$12.7 million of expense relating to a voluntary separation program; and

•
a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism; and

•
an estimated $17 million impact at Wolf Creek due to an unplanned outage in the first quarter of 2012, increased amortization from the 2011 extended refueling outage and increased other operating expenses.

In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.07.
Gross margin is a financial measure that is not calculated in accordance with Generally Accepted Accounting Principles (GAAP). See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.
Wolf Creek Regulation and Operating Costs
On January 13, 2012, Wolf Creek experienced a loss of off-site power resulting in an unplanned shutdown of the unit.  Wolf Creek returned to service on March 27, 2012.  The NRC conducted an investigation and increased its oversight of Wolf Creek following the loss of off-site power.  Operating costs at Wolf Creek increased during 2012 due to the unplanned outage.  Great Plains Energy is expecting operating costs at Wolf Creek during 2013 to remain at these increased levels due to increased NRC oversight and efforts to comply with new industry-wide regulations adopted by the NRC in 2012 after a review of U.S. nuclear power plant safety prompted by Japan's Fukushima Daiichi nuclear power plant event in 2011.
Wolf Creek began a refueling outage on February 4, 2013, and the station is expected to return to service in April 2013.
KCP&L Kansas Rate Case Proceedings
In April 2012, KCP&L filed an application with KCC to request an increase to its retail revenues of $63.6 million (subsequently adjusted to $56.4 million), with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 51.8%. The request included recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L also requested that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L's summer peaking business.

In December 2012, KCC issued an order for KCP&L authorizing an increase in annual revenues of $33.2 million, a return on equity of 9.5% and a rate-making equity ratio of 51.8%. The rates established by the order took effect on January 1, 2013, and are effective unless and until modified by KCC or stayed by a court.
KCP&L Missouri Rate Case Proceedings
In February 2012, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 52.5%.  The request included recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also included a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L's annual non-firm wholesale electric sales margin (wholesale margin offset).
In January 2013, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $67.4 million, a return on equity of 9.7% and a rate-making equity ratio of 52.6% (or approximately 52.3% after including other comprehensive income). The rates established by the order took effect on January 26, 2013, and are effective unless and until modified by the MPSC or stayed by a court.
GMO Missouri Rate Case Proceedings
In February 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 52.5%. The requests included recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.
In January 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its L&P division, a return on equity of 9.7% and a rate-making equity ratio of 52.6% (or approximately 52.3% after including other comprehensive income). Included in the increase is recovery of costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The rates established by the order took effect on January 26, 2013, and are effective unless and until modified by the MPSC or stayed by a court.
Transmission Investment Opportunities
In April 2012, Great Plains Energy announced that GPE Transmission Holding Company LLC (GPETHC), a newly-formed wholly owned subsidiary of Great Plains Energy, and AEP Transmission Holding Company, LLC (AEPTHC) formed a new company to exclusively pursue, develop, construct, own and operate competitive electric transmission projects.  The new company, Transource Energy, LLC (Transource), is 86.5% owned by AEPTHC, a subsidiary of American Electric Power Company, Inc., and 13.5% owned by GPETHC.  Transource plans to initially pursue competitive regional transmission projects in the PJM Interconnection, SPP and Midwest Independent Transmission System Operator transmission regions with plans to pursue competitive electric transmission projects in additional regions as they mature.
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
On August 31, 2012, KCP&L and GMO filed a request with the MPSC to authorize the transfer at cost of certain transmission property related to the two SPP-approved regional transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource. On August 31, 2012, Transource Missouri filed a request with the MPSC seeking a Certificate of Convenience and Necessity (CCN) to construct, finance, own, operate and maintain the projects. An MPSC order is anticipated in the third quarter of 2013. Also on August 31, 2012, Transource Missouri filed a request with FERC seeking incentive rate treatment and acceptance of a formula transmission rate to recover the cost of current and future projects. In October 2012, FERC issued an order approving certain incentive rate treatments and conditionally accepting the formula transmission rate for Transource Missouri, subject to the outcome of an administrative hearing or settlement expected during 2013. On February 27, 2013, Transource Missouri and another party to the case filed a settlement with FERC that includes a base return on equity of 9.8% for the formula transmission rate. The settlement is subject to FERC approval. Following approvals from FERC and the MPSC, KCP&L and GMO must also seek approval from the SPP to novate the projects to Transource Missouri. The SPP will then submit its approval of the novation to FERC for final approval. Great Plains Energy expects that final approval will be obtained so that the projects can be transferred within three to six months following the MPSC order.
ENVIRONMENTAL MATTERS
See Note 14 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 17 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Great Plains Energy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Great Plains Energy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Great Plains Energy Board of Directors (Board).
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
The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan. The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation. These assumptions, updated annually at the measurement date, are based on management's best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 8 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2012
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(75.5)	$(5.7)
Rate of return on plan assets	0.5%	increase	—	(3.3)
Discount rate	0.5%	decrease	81.1	5.9
Rate of return on plan assets	0.5%	decrease	—	3.3
Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate. The impact on 2012 pension expense in the table above reflects the impact on GAAP pension costs. Under the Companies' rate agreements, any increase or decrease would be deferred in a regulatory asset or liability for future ratemaking treatment. KCP&L recorded 2012 pension expense of $41.3 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the MPSC and KCC rate orders. GMO records pension expense in accordance with rate orders from the MPSC. The difference between this expense and GAAP expense is recorded as a regulatory asset or liability. See Note 8 to the consolidated financial statements for additional discussion of the accounting for pensions.
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
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in electric utility's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Electric utility's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of electric utility's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 5 to the consolidated financial statements for additional information.
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
The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of electric and gas company regulated peers. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.
The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows. Management determined the appropriate discount rate to be based on the reporting unit's weighted average cost of capital (WACC). The WACC takes into account both the return on equity authorized by the MPSC and KCC and after-tax cost of debt. Estimated future cash flows are based on Great Plains Energy's internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated earnings/returns related to future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operations, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Great Plains Energy's reporting unit under the income approach to be significantly different in future periods and could result in a future impairment charge to goodwill.
The market approach analysis is most significantly impacted by management's selection of relevant electric and gas company regulated peers as well as the determination of an appropriate control premium to be added to the calculated invested capital of the reporting unit, as control premiums associated with a controlling interest are not reflected in the quoted market price of a single share of stock. Management determined an appropriate control premium by using an average of control premiums for recent acquisitions in the industry. Changes in results of peer companies, selection of different peer companies and future acquisitions with significantly different control premiums could result in a significantly different fair value of Great Plains Energy's reporting unit.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company's consolidated financial statements or tax returns. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Additionally, the Company establishes reserves for uncertain tax positions based upon management's judgment regarding potential future challenges to those positions. The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company's consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See Note 20 to the consolidated financial statements for additional information.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2012	2011	2010
	(millions)
Operating revenues	$2,309.9	$2,318.0	$2,255.5
Fuel	(539.5)	(483.8)	(430.7)
Purchased power	(94.0)	(203.4)	(213.8)
Transmission of electricity by others	(35.4)	(30.2)	(27.4)
Gross margin (a)	1,641.0	1,600.6	1,583.6
Other operating expenses	(834.1)	(835.0)	(779.7)
Voluntary separation program	4.3	(12.7)	—
Depreciation and amortization	(272.3)	(273.1)	(331.6)
Operating income	538.9	479.8	472.3
Non-operating income and expenses	(13.2)	(2.3)	24.4
Interest charges	(220.8)	(218.4)	(184.8)
Income tax expense	(104.6)	(84.8)	(99.0)
Loss from equity investments	(0.4)	(0.1)	(1.0)
Net income	199.9	174.2	211.9
Less: Net (income) loss attributable to noncontrolling interest	—	0.2	(0.2)
Net income attributable to Great Plains Energy	199.9	174.4	211.7
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$198.3	$172.8	$210.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2012 Compared to 2011
Great Plains Energy's 2012 earnings available for common shareholders increased to $198.3 million or $1.35 per share from $172.8 million or $1.25 per share in 2011.
Electric utility's net income increased $16.7 million in 2012 compared to 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•	2011 included:

•	the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.3 million;

•	an estimated $11 million decrease in gross margin from an extended refueling outage at Wolf Creek;

•	$12.7 million of expense relating to a voluntary separation program; and

•
a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism;

•
an estimated $17 million impact at Wolf Creek due to an unplanned outage in the first quarter of 2012, increased amortization from the 2011 extended refueling outage and increased other operating expenses; and

•
a $20.4 million increase in interest expense primarily due to the deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during 2011.

Great Plains Energy's corporate and other activities loss decreased $8.8 million in 2012 compared to 2011 primarily due to a $4.3 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt that was underlying the Equity Units; a $1.6 million decrease in after-tax interest expense related to the release of uncertain tax positions; and expenses of $2.3 million included in 2011 related to the resolution of certain general tax related matters. These decreases were partially offset by a $1.8 million after-tax loss on the sale of real estate property in 2012 and a $2.2 million tax benefit from the reversal of tax valuation allowances in 2011.
2011 Compared to 2010
Great Plains Energy's 2011 earnings available for common shareholders decreased to $172.8 million or $1.25 per share from $210.1 million or $1.53 per share in 2010.
Electric utility's net income decreased $35.4 million in 2011 compared to 2010. Flooding along the Missouri River in 2011 decreased gross margin by an estimated $16 million due to coal conservation activities and increased other operating expenses $3.3 million. Gross margin also decreased due to unfavorable weather and demand, an estimated $11 million expense from the impact of an extended refueling outage at Wolf Creek and $7.5 million from increased coal transportation costs not recovered in KCP&L's Missouri retail rates. Also in 2011, electric utility recognized $12.7 million of expense related to a voluntary separation program and general taxes increased $13.1 million driven by higher property taxes. Partially offsetting these decreases were new retail rates in Kansas effective December 1, 2010, and Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO. In 2010, electric utility recognized a $16.8 million pre-tax loss representing KCP&L's and GMO's combined share of construction costs for the Iatan No. 1 environmental equipment and the Iatan No. 2 construction project.
Great Plains Energy's corporate and other activities loss increased $1.9 million in 2011 compared to 2010.
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

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	2012	2011	2010
	(millions)
Operating revenues	$2,309.9	$2,318.0	$2,255.5
Fuel	(539.5)	(483.8)	(430.7)
Purchased power	(94.0)	(203.4)	(213.8)
Transmission of electricity by others	(35.4)	(30.2)	(27.4)
Gross margin (a)	1,641.0	1,600.6	1,583.6
Other operating expenses	(825.9)	(828.7)	(773.4)
Voluntary separation program	4.3	(12.7)	—
Depreciation and amortization	(272.3)	(273.1)	(331.6)
Operating income	547.1	486.1	478.6
Non-operating income and expenses	(11.2)	—	23.1
Interest charges	(197.3)	(176.9)	(143.1)
Income tax expense	(122.0)	(109.3)	(123.3)
Net income	$216.6	$199.9	$235.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2012	Change	2011	Change	2010
Retail revenues	(millions)
Residential	$965.5	1	$955.8	4	$915.8
Commercial	907.6	3	878.8	5	838.0
Industrial	197.8	1	196.7	2	193.5
Other retail revenues	19.9	3	19.5	11	17.5
Kansas property tax surcharge	4.8	32	3.7	N/A	—
Provision for rate refund	0.1	N/M	(2.9)	(23)	(3.7)
Fuel recovery mechanism	17.8	(65)	50.6	18	42.9
Total retail	2,113.5	1	2,102.2	5	2,004.0
Wholesale revenues	152.9	(11)	172.4	(16)	205.9
Other revenues	43.5	—	43.4	(5)	45.6
Operating revenues	2,309.9	—	2,318.0	3	2,255.5
Fuel	(539.5)	12	(483.8)	12	(430.7)
Purchased power	(94.0)	(54)	(203.4)	(5)	(213.8)
Transmission of electricity by others	(35.4)	17	(30.2)	10	(27.4)
Gross margin	$1,641.0	3	$1,600.6	1	$1,583.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

		%		%
MWh Sales	2012	Change	2011	Change	2010
Retail MWh sales	(thousands)
Residential	8,930	(4)	9,285	(2)	9,459
Commercial	10,767	—	10,782	(2)	10,950
Industrial	3,174	(1)	3,218	(2)	3,286
Other retail MWh sales	121	—	119	8	111
Total retail	22,992	(2)	23,404	(2)	23,806
Wholesale MWh sales	6,283	14	5,491	(16)	6,534
Total MWh sales	29,275	1	28,895	(5)	30,340
Electric utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit, purchased power and transmission availability, fuel costs, and requirements of other electric systems. Electric utility's revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L's Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff. The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin. These projected amounts are subject to quarterly re-forecasts. Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO's electric retail rates contain a Fuel Adjustment Clause (FAC) tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO's customers. The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's electric retail customers.

•
GMO's steam rates contain a Quarterly Cost Adjustment (QCA) under which 85% of the difference between actual fuel costs and base fuel costs is passed along to GMO's steam customers. The QCA is recorded as an increase to or reduction of other revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's steam customers.

KCP&L's Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel and purchased power costs will not be reflected in rates until new rates are authorized by the MPSC, creating a regulatory lag between the time costs change and when they are reflected in rates. This regulatory lag applies to all costs not included in fuel recovery mechanisms as described above. In the current rising cost environment, regulatory lag can be expected to have an adverse impact, which could be material, on Great Plains Energy's results of operations. KCP&L's retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin. KCP&L does not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri retail rates. For the periods presented, any amount of margin above the level reflected in Missouri retail rates was to be returned to KCP&L Missouri retail customers in a future rate case. Beginning with new retail rates effective in January 2013, KCP&L will no longer return wholesale sales margin above the level reflected in rates to KCP&L Missouri retail customers.
Electric utility's gross margin increased $40.4 million in 2012 compared to 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•
2011 included an estimated $11 million impact from an extended refueling outage at Wolf Creek and the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism; and

•	an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.
Electric utility's gross margin increased $17.0 million in 2011 compared to 2010 primarily due to new retail rates effective December 1, 2010, and May 4, 2011, for KCP&L in Kansas and Missouri, respectively, and June 25, 2011, for GMO. This increase was partially offset by:

•	unfavorable weather, with a 6% decrease in cooling degree days;

•	a decrease in weather-normalized retail demand;

•	a $7.5 million increase in coal transportation costs not recovered in KCP&L's Missouri retail rates where there is no fuel recovery mechanism, prior to new retail rates effective May 4, 2011;

•	an estimated $16 million impact of coal conservation activities due to flooding in 2011 resulting in increased fuel expenses and purchased power expenses and reduced wholesale sales; and

•	an estimated $11 million impact from an extended refueling outage at Wolf Creek in 2011.
The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at the Kansas City International Airport. CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

		%		%
	2012	Change	2011	Change	2010

CDD	1,839	15	1,598	(6)	1,705

HDD	4,028	(23)	5,220	1	5,160

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $2.8 million in 2012 compared to 2011 primarily due to:

•	a $14.1 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, with longer durations in 2011 than in 2012;

•	2011 included expense of $2.7 million relating to solar rebates provided to customers and in 2012, $3.0 million was deferred to a regulatory asset for recovery in future rates; and

•
2011 included $3.3 million of expenses related to the impact of flooding, a $2.3 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These decreases were mostly offset by a $12.8 million increase in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012, along with increased amortization from the 2011 extended refueling outage and increased other operating expenses, and an $11.3 million increase in general taxes driven by increased property taxes.

Electric utility's other operating expenses increased $55.3 million in 2011 compared to 2010 primarily due to the following:

•
a $23.4 million increase in plant operating and maintenance expenses primarily due to Iatan No. 2 expenses being recognized with Kansas and Missouri rates effective December 1, 2010, and May 4, 2011, respectively, for KCP&L and Missouri rates effective June 25, 2011, for GMO;

•	a $13.1 million increase in general taxes driven by increased property taxes;

•	a $13.1 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective dates of new retail rates at KCP&L and GMO;

•	a $6.8 million increase in amortization of regulatory assets pursuant to rate orders;

•	$3.3 million of expenses in 2011 related to the impact of flooding; and

•
a $2.3 million loss in 2011 relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders. In 2010, KCP&L and GMO recognized combined losses of $16.8 million for construction costs related to Iatan No. 2 and the Iatan No. 1 environmental project.

Electric Utility Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company's retail electric rates and to enhance organizational efficiency.  Electric utility recorded expense of $12.7 million in 2011 related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company. In 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization costs decreased $0.8 million in 2012 compared to 2011 primarily due to $14.4 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L's Comprehensive Energy Program but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri. This decrease was mostly offset by a $6.4 million increase in depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.
Electric utility's depreciation and amortization costs decreased $58.5 million in 2011 compared to 2010 primarily due to a $32.7 million decrease attributable to lower depreciation rates for KCP&L and a $58.2 million decrease in regulatory amortization for KCP&L in Kansas and Missouri. These decreases were partially offset by $13.0 million of depreciation for Iatan No. 2, as well as increased depreciation expense for other capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $11.2 million in 2012 compared to 2011 driven by $4.2 million of expense recorded in 2012 related to accounting effects of the GMO January 2013 rate order as well as other increased expenses from non-regulated activities.
Electric utility's non-operating income and expenses decreased $23.1 million in 2011 compared to 2010 primarily due to a decrease in the equity component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010.
Electric Utility Interest Charges
Electric utility's interest charges increased $20.4 million in 2012 compared to 2011 primarily due to the deferral to a regulatory asset of $22.1 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities in 2011.

Electric utility's interest charges increased $33.8 million in 2011 compared to 2010 primarily due to a $22.7 million decrease in the debt component of AFUDC resulting from a lower average construction work in progress balance due to Iatan No. 2 being placed in service in the third quarter of 2010, $21.9 million of interest on intercompany notes from Great Plains Energy to GMO issued in August 2010 and May 2011 and $5.9 million of interest on 5.30% Senior Notes issued in September 2011. These items were partially offset by repayment of 7.95% Senior Notes, 7.75% Senior Notes and 6.50% Senior Notes in February 2011, June 2011 and November 2011, respectively.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $12.7 million in 2012 compared to 2011 primarily due to increased pre-tax income. Electric utility's income tax expense decreased $14.0 million in 2011 compared to 2010 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2012 compared to December 31, 2011)

•	Great Plains Energy's receivables, net decreased $76.7 million due to the reclassification of customer accounts receivable to accounts receivable pledged as collateral.

•
Great Plains Energy's accounts receivable pledged as collateral and collateralized note payable increased $79.0 million due to a $15.0 million increase in KCP&L’s sale of accounts receivable and GMO’s $64.0 million sale of accounts receivable, which are accounted for as secured borrowings.

•
Great Plains Energy's deferred income taxes - current assets increased $81.0 million primarily due to the reclassification from deferred income taxes - deferred credits and other liabilities of $77.8 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization.

•
Great Plains Energy's construction work in progress increased $296.6 million primarily due to a $177.9 million increase for environmental upgrades at KCP&L's La Cygne station, in addition to normal plant activity.

•
Great Plains Energy's commercial paper increased $263.1 million primarily due to increased borrowings used for the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012 and to support interest and dividend payments.

•	Great Plains Energy's current maturities of long-term debt decreased $538.3 million primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.

•
Great Plains Energy's accounts payable increased $54.6 million primarily due to a $28.4 million increase in payables related to environmental upgrades at KCP&L's La Cygne station and the timing of cash payments.

•	Great Plains Energy's accrued interest decreased $35.4 million due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $203.8 million due to the reclassification to deferred income taxes - current assets of $77.8 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization and an increase in temporary differences mostly as a result of bonus depreciation.

•
Great Plains Energy's pension and post-retirement liability - deferred credits and other liabilities increased $95.6 million due to an increase in actuarial loss driven by a decrease in the discount rate assumption used to determine benefit obligations.

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
Great Plains Energy's liquid resources at December 31, 2012, consisted of $9.3 million of cash and cash equivalents on hand and $678.1 million of unused bank lines of credit.  The unused lines consisted of $186.2 million from Great Plains Energy's revolving credit facility, $225.1 million from KCP&L's credit facilities and $266.8 million from GMO's credit facilities.  See Note 10 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $220.8 million increase in cash flows from operating activities for Great Plains Energy in 2012 compared to 2011 is primarily due to an increase in net income, a decrease in pension and post-retirement benefit funding as a result of revised funding requirements, a decrease in deferred refueling outage costs and the payment in 2011 of $26.1 million for the settlement of forward starting swaps (FSS) upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011.
The $109.1 million decrease in cash flows from operating activities for Great Plains Energy in 2011 compared to 2010 is primarily due to a reduction in net income, the payment of $26.1 million for the settlement of FSS upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011, an increase in pension and post-retirement benefit funding and an increase in deferred refueling outage costs, partially offset by the adoption of new accounting rules in 2010. On January 1, 2010, Great Plains Energy adopted new accounting rules for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy's balance sheet at December 31, 2010. As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash in 2010.
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
Great Plains Energy's utility capital expenditures increased $153.6 million in 2012 compared to 2011 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L's La Cygne Station, in addition to normal plant activity.
Great Plains Energy's utility capital expenditures decreased $161.4 million in 2011 compared to 2010 due to a decrease in cash utility capital expenditures primarily related to Iatan No. 2.

Cash Flows from Financing Activities
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO.  GMO used the proceeds from the intercompany loan along with increased short-term borrowings to repay its $500 million 11.875% Senior Notes at maturity in July 2012. Great Plains Energy's cash flows from financing activities in 2012 also reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012.
Great Plains Energy's cash flows from financing activities in 2011 reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds. Also reflected is KCP&L's issuance, at a discount, of $400.0 million of 5.30% Senior Notes that mature in 2041. KCP&L used the proceeds to repay short-term borrowings and its $150.0 million of 6.50% Senior Notes at maturity.
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
Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy's, KCP&L's and GMO's securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets. The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy's, KCP&L's or GMO's debt, it could increase interest charges under Great Plains Energy's 6.875% Senior Notes due 2017 or Great Plains Energy's, KCP&L's and GMO's revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy's, KCP&L's and GMO's access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy's ability to provide credit support for its subsidiaries.

As of February 28, 2013, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba2	BB+
Senior Unsecured Debt	Baa3	BBB-

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A3	A-
Senior Unsecured Debt	Baa2	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Senior Unsecured Debt (a)	Baa3	BBB
Commercial Paper (a)	P-3	A-2

(a)	Reflects Great Plains Energy guarantee.
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
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At December 31, 2012, there was $639.0 million available under this authorization.
In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2012, there was $580.9 million available under this authorization.

In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At December 31, 2012, there was $562.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2012, KCP&L and GMO had outstanding payables under the money pool of $3.8 million and $0.2 million, respectively, to Great Plains Energy.
Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that was filed and became effective in March 2012.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million.  See Note 11 to the consolidated financial statements for additional information on the Equity Units.
In May 2011, Great Plains Energy issued $350.0 million of 4.85% unsecured Senior Notes, maturing in 2021. Great Plains Energy settled six FSS simultaneously with the issuance of the debt and paid $26.1 million in cash for the settlement.
In August 2010, Great Plains Energy issued $250.0 million of 2.75% Senior Notes, maturing in 2013. Great Plains Energy settled two FSS simultaneously with the issuance of the debt and paid $6.9 million in cash for the settlement.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that was filed and became effective in March 2012.
In September 2011, KCP&L issued $400.0 million of 5.30% unsecured Senior Notes, maturing in 2041.
Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.
Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding AFUDC to finance construction, were $610.2 million, $456.6 million and $618.0 million in 2012, 2011 and 2010, respectively. Utility capital expenditures projected for the next three years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2013	2014	2015
	(millions)
Generating facilities	$245.4	$230.2	$230.2
Distribution and transmission facilities (a)	192.3	199.1	204.4
SPP-approved regional transmission projects	73.6	76.0	97.7
General facilities	45.7	54.9	53.3
Nuclear fuel	5.5	1.6	47.9
Environmental	162.4	148.8	82.0
Total utility capital expenditures	$724.9	$710.6	$715.5

(a)	Excludes SPP-approved regional transmission projects.
As discussed under the heading "Transmission Investment Opportunities" included within this Item 7 MD&A, KCP&L and GMO will be seeking approval from the SPP to novate their SPP-approved regional transmission projects to Transource Missouri. After approval is received, Great Plains Energy expects that its 2014 and 2015 projected utility capital expenditures will decrease by the amounts included in the table above for the SPP-approved regional transmission projects and it expects to make capital contributions to Transource for its 13.5% ownership share in Transource.
Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into federal law. The new law contains provisions offering funding relief for defined benefit plans by stabilizing interest rates used in determining minimum required ERISA contributions. In 2012 and 2011, the Company contributed $60.4 million and $128.8 million to the pension plans, respectively, and in 2013 the Company expects to contribute $76.4 million to the plans to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2013 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $18.7 million under the provisions of these plans in 2013, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.
Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2013	2014	2015	2016	2017	After 2017	Total
Long-term debt	(millions)
Principal	$263.1	$1.5	$15.5	$1.6	$382.6	$2,354.2	$3,018.5
Interest	169.7	162.0	161.6	161.2	152.9	1,158.1	1,965.5
Lease commitments
Operating leases	16.8	14.9	13.7	9.9	9.6	146.5	211.4
Capital leases	0.4	0.4	0.4	0.4	0.4	4.9	6.9
Pension and other post-retirement plans (a)	95.1	95.1	95.1	95.1	95.1	N/A	475.5
Purchase commitments
Fuel	323.2	209.9	104.9	66.7	36.7	85.4	826.8
Power	39.3	44.9	44.9	44.9	43.5	651.5	869.0
Capacity	11.3	3.3	3.0	1.2	—	—	18.8
La Cygne environmental project	329.0	129.6	4.4	—	—	—	463.0
Non-regulated natural gas transportation	3.2	3.6	3.6	3.6	0.9	—	14.9
Other	124.7	34.0	27.2	15.2	6.3	43.3	250.7
Total contractual commitments (a)	$1,375.8	$699.2	$474.3	$399.8	$728.0	$4,443.9	$8,121.0

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2017 but the amounts are not yet determined. Amounts for years after 2013 are estimates based on information available in determining the amount for 2013. Actual amounts for years after 2013 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $1.4 million of net premiums on senior notes. Variable rate interest obligations are based on rates as of December 31, 2012.

Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.0 million per year from 2013 to 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $10.3 million.
The Company expects to contribute $95.1 million to the pension and other post-retirement plans in 2013, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2017 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2013 are estimates based on information available in determining the amount for 2013. Actual amounts for years after 2013 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.9 million for 2013 and $4.3 million per year from 2014 to 2016. La Cygne environmental project represents 100% of the contractual commitments related to environmental upgrades at KCP&L's La Cygne Station. KCP&L owns 50% of the La Cygne Station and expects to be reimbursed by the other owner for its 50% share of the costs. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.
At December 31, 2012, the total liability for unrecognized tax benefits for Great Plains Energy was $21.4 million, which is not included in the table above. Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. See Note 20 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.
Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2012, which do not have a definitive cash payout date and are not included in the table above.
Off-Balance Sheet Arrangements
In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. The majority of these agreements guarantee the Company's own future performance, so a liability for the fair value of the obligation is not recorded.
At December 31, 2012, Great Plains Energy has provided $155.1 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2014;

•	Great Plains Energy letters of credit to GMO counterparties totaling $1.8 million, which expire in 2013; and

•	Great Plains Energy guarantees of GMO long-term debt totaling $112.6 million, which includes debt with maturity dates ranging from 2013-2023.
Great Plains Energy has also guaranteed GMO's $450 million revolving line of credit with a group of banks expiring in December 2016. At December 31, 2012, GMO had $169.1 million of commercial paper outstanding, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under this credit facility.
None of the guaranteed obligations are subject to default or prepayment as a result of a downgrade of GMO's credit ratings, although such a downgrade has in the past, and could in the future, increase interest charges under GMO's revolving line of credit.

At December 31, 2012, KCP&L had issued letters of credit totaling $13.9 million as credit support to certain counterparties.
KCP&L has bond insurance policies for its secured 1992 Series EIRR bonds totaling $31.0 million, Series 1993A bonds totaling $40.0 million, EIRR Bond Series 2005 totaling $85.9 million and EIRR Bonds Series 2007B totaling $73.2 million. The insurance agreements between KCP&L and the issuers of the bond insurance policies provide for reimbursement by KCP&L for any amounts the insurers pay under the bond insurance policies. As the insurers' credit ratings are below KCP&L's credit ratings, the bonds are rated at KCP&L's credit ratings.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2012	2011
	(millions)
Operating revenues	$1,579.9	$1,558.3
Fuel	(384.8)	(333.5)
Purchased power	(35.5)	(70.8)
Transmission of electricity by others	(24.0)	(18.8)
Gross margin (a)	1,135.6	1,135.2
Other operating expenses	(605.6)	(611.7)
Voluntary separation program	4.3	(9.2)
Depreciation and amortization	(185.6)	(193.1)
Operating income	348.7	321.2
Non-operating income and expenses	(4.2)	(1.0)
Interest charges	(127.6)	(115.6)
Income tax expense	(75.3)	(69.1)
Net income	$141.6	$135.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L's gross margin and MWhs sold.

		%
Gross Margin (a)	2012	Change	2011
Retail revenues	(millions)
Residential	$594.0	—	$593.0
Commercial	652.6	2	637.8
Industrial	117.0	(4)	121.9
Other retail revenues	12.5	—	12.5
Kansas property tax surcharge	4.8	32	3.7
Provision for rate refund	0.1	N/M	—
Fuel recovery mechanism	6.1	(48)	11.7
Total retail	1,387.1	—	1,380.6
Wholesale revenues	174.5	9	159.4
Other revenues	18.3	—	18.3
Operating revenues	1,579.9	1	1,558.3
Fuel	(384.8)	15	(333.5)
Purchased power	(35.5)	(50)	(70.8)
Transmission of electricity by others	(24.0)	28	(18.8)
Gross margin	$1,135.6	—	$1,135.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

		%
MWh Sales	2012	Change	2011
Retail MWh sales	(thousands)
Residential	5,440	(3)	5,624
Commercial	7,565	(1)	7,614
Industrial	1,818	(3)	1,884
Other retail MWh sales	89	—	88
Total retail	14,912	(2)	15,210
Wholesale MWh sales	7,067	37	5,165
Total MWh sales	21,979	8	20,375
KCP&L's gross margin increased $0.4 million in 2012 compared to 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011;

•	favorable weather, with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•
2011 included an estimated $11 million impact from an extended refueling outage at Wolf Creek and the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation.

These increases were mostly offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism; and

•	an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $6.1 million in 2012 compared to 2011 primarily due to:

•	an $8.8 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, with longer durations in 2011 than in 2012;

•	2011 included expense of $1.3 million relating to solar rebates provided to customers and in 2012, $1.6 million was deferred to a regulatory asset for recovery in future rates; and

•
2011 included $3.0 million of expenses related to the impact of flooding, a $1.5 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $2.4 million of expenses related to other accounting effects of the KCP&L 2011 MPSC rate order.

These decreases were partially offset by a $12.8 million increase in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012, along with increased amortization from the 2011 extended refueling outage and increased other operating expenses.
KCP&L Voluntary Separation Program
KCP&L recorded expense of $9.2 million in 2011 related to the voluntary separation program reflecting severance and related payroll taxes provided by KCP&L to employees who elected to voluntarily separate from KCP&L. In December 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization costs decreased $7.5 million in 2012 compared to 2011 primarily due to $14.4 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L's Comprehensive Energy Plan but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri. This decrease was partially offset by a $3.0 million increase in depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.
KCP&L Interest Charges
KCP&L's interest charges increased $12.0 million in 2012 compared to 2011 primarily due to the deferral to a regulatory asset of $10.7 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities during 2011.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $6.2 million in 2012 compared to 2011 primarily due to increased pre-tax income.
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
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. During the ordinary course of business, under the direction and control of an internal commodity risk committee, Great Plains Energy's and KCP&L's hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on their results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
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
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2012, less than 1% of Great Plains Energy's long-term debt was variable rate debt. KCP&L had no variable rate long-term debt at December 31, 2012. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 13% and 15%, respectively, at December 31, 2012.
Great Plains Energy had $12.0 million of notes payable outstanding at December 31, 2012. The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy's notes payable interest expense. Assuming that $12.0 million of notes payable was outstanding for all of 2013, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2013.
Great Plains Energy and KCP&L had $530.1 million and $361.0 million, respectively, of commercial paper outstanding at December 31, 2012. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming that $530.1 million and $361.0 million of commercial paper was outstanding for all of 2013 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2013. Assuming that $530.1 million and $361.0 million of commercial paper was outstanding for all of 2013 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $5.3 million for Great Plains Energy and $3.6 million for KCP&L in 2013.
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
KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity. KCP&L also enters into additional power purchase transactions with the objective of obtaining the most economical energy to meet its physical delivery obligations to customers. KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through KCP&L's generation assets and capacity and power purchase agreements to protect KCP&L from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.
KCP&L's sales include the sale of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, the availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% increase in the market price of power could result in a $0.5 million decrease in operating income for 2013 related to purchased power. In 2013, approximately 75% of KCP&L's net MWhs generated are expected to be coal-fired. KCP&L currently has all of its coal requirements for 2013 under contract. A hypothetical 10% increase in the market price of coal could result in less than a $2.4 million increase in fuel expense for 2013. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an immaterial increase in fuel expense for 2013. At December 31, 2012, KCP&L had fully hedged 2013 and had hedged approximately 81% of 2014 projected natural gas usage for generation requirements to serve KCP&L Missouri retail load and firm MWh sales. KCP&L's Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers. KCP&L's Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel costs create a regulatory lag.
In GMO's regulated electric operations in 2012, approximately 66% of the power sold was generated and the remaining 34% was purchased through long-term contracts or in the open market. GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates.
Several measures have been taken to mitigate commodity price risk exposure in GMO's electric utility operations. One of these measures is contracting for a diverse supply of coal to meet approximately 91% and 51% of its 2013 and 2014, respectively, native load fuel requirements of coal-fired generation. The price risk associated with natural gas and on-peak spot market purchased power requirements is also mitigated through a hedging plan using New York Mercantile Exchange (NYMEX) futures contracts and options. A hypothetical 10% increase in natural gas market prices could result in an increase of $0.4 million in fuel expense for 2013. At December 31, 2012, GMO had financial contracts in place to hedge approximately 84%, 17% and 2% of expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2013, 2014 and 2015, respectively. The fair value of these contracts at December 31, 2012, was a liability of $2.8 million.
Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2012, was $20.3 million.
Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2012, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $5.1 million reduction in the value of the decommissioning trust funds at December 31, 2012. A hypothetical 10% decrease in equity prices would have resulted in a $10.0 million reduction in the fair value of the equity securities at December 31, 2012. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income

Year Ended December 31	2012	2011	2010
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,309.9	$2,318.0	$2,255.5
Operating Expenses
Fuel	539.5	483.8	430.7
Purchased power	94.0	203.4	213.8
Transmission of electricity by others	35.4	30.2	27.4
Utility operating and maintenance expenses	647.3	658.2	602.5
Voluntary separation program	(4.3)	12.7	—
Depreciation and amortization	272.3	273.1	331.6
General taxes	179.3	170.9	155.1
Other	7.5	5.9	22.1
Total	1,771.0	1,838.2	1,783.2
Operating income	538.9	479.8	472.3
Non-operating income	7.3	5.9	43.9
Non-operating expenses	(20.5)	(8.2)	(19.5)
Interest charges	(220.8)	(218.4)	(184.8)
Income before income tax expense and loss from equity investments	304.9	259.1	311.9
Income tax expense	(104.6)	(84.8)	(99.0)
Loss from equity investments, net of income taxes	(0.4)	(0.1)	(1.0)
Net income	199.9	174.2	211.9
Less: Net (income) loss attributable to noncontrolling interest	—	0.2	(0.2)
Net income attributable to Great Plains Energy	199.9	174.4	211.7
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$198.3	$172.8	$210.1

Average number of basic common shares outstanding	145.5	135.6	135.1
Average number of diluted common shares outstanding	147.2	138.7	136.9

Basic earnings per common share	$1.36	$1.27	$1.55
Diluted earnings per common share	$1.35	$1.25	$1.53

Cash dividends per common share	$0.855	$0.835	$0.83
Comprehensive Income
Net income	$199.9	$174.2	$211.9
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	(0.1)	(5.9)	(28.0)
Income tax benefit	—	2.3	10.8
Net loss on derivative hedging instruments	(0.1)	(3.6)	(17.2)
Reclassification to expenses, net of tax	12.6	10.4	6.6
Derivative hedging activity, net of tax	12.5	6.8	(10.6)
Defined benefit pension plans
Net loss arising during period	(2.3)	(1.2)	(1.3)
Amortization of net losses included in net periodic benefit costs	0.5	0.4	0.3
Income tax benefit	0.7	0.3	0.4
Change in unrecognized pension expense, net of tax	(1.1)	(0.5)	(0.6)
Total other comprehensive income (loss)	11.4	6.3	(11.2)
Comprehensive income	211.3	180.5	200.7
Less: comprehensive (income) loss attributable to noncontrolling interest	—	0.2	(0.2)
Comprehensive income attributable to Great Plains Energy	$211.3	$180.7	$200.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$9.3	$6.2
Funds on deposit	1.0	1.4
Receivables, net	154.5	231.2
Accounts receivable pledged as collateral	174.0	95.0
Fuel inventories, at average cost	95.1	89.0
Materials and supplies, at average cost	151.3	140.3
Deferred refueling outage costs	11.9	27.5
Refundable income taxes	9.5	0.3
Deferred income taxes	88.5	7.5
Derivative instruments	1.0	1.0
Prepaid expenses and other assets	27.6	19.7
Total	723.7	619.1
Utility Plant, at Original Cost
Electric	11,160.5	10,924.8
Less - accumulated depreciation	4,424.2	4,235.8
Net utility plant in service	6,736.3	6,689.0
Construction work in progress	584.5	287.9
Nuclear fuel, net of amortization of $157.4 and $132.7	81.3	76.6
Total	7,402.1	7,053.5
Investments and Other Assets
Nuclear decommissioning trust fund	154.7	135.3
Regulatory assets	1,120.9	1,058.2
Goodwill	169.0	169.0
Derivative instruments	5.5	6.8
Other	71.4	76.1
Total	1,521.5	1,445.4
Total	$9,647.3	$9,118.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$12.0	$22.0
Collateralized note payable	174.0	95.0
Commercial paper	530.1	267.0
Current maturities of long-term debt	263.1	801.4
Accounts payable	330.2	275.6
Accrued taxes	27.1	25.8
Accrued interest	41.5	76.9
Accrued compensation and benefits	44.8	40.8
Pension and post-retirement liability	2.8	4.4
Other	23.9	26.0
Total	1,449.5	1,634.9
Deferred Credits and Other Liabilities
Deferred income taxes	832.4	628.6
Deferred tax credits	128.8	131.2
Asset retirement obligations	149.3	149.6
Pension and post-retirement liability	557.5	461.9
Regulatory liabilities	283.8	268.5
Other	110.2	101.1
Total	2,062.0	1,740.9
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,779,806 and 136,406,306 shares issued, stated value	2,624.7	2,330.6
Retained earnings	758.8	684.7
Treasury stock - 250,236 and 264,567 shares, at cost	(5.1)	(5.6)
Accumulated other comprehensive loss	(38.4)	(49.8)
Total	3,340.0	2,959.9
Noncontrolling interest	—	1.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	2,756.8	2,742.3
Total	6,135.8	5,742.2
Commitments and Contingencies (Note 14)
Total	$9,647.3	$9,118.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2012	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$199.9	$174.2	$211.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	272.3	273.1	331.6
Amortization of:
Nuclear fuel	24.7	21.4	25.1
Other	36.0	12.7	(4.7)
Deferred income taxes, net	121.2	111.2	123.8
Investment tax credit amortization	(2.4)	(2.2)	(2.9)
Loss from equity investments, net of income taxes	0.4	0.1	1.0
Other operating activities (Note 2)	11.7	(147.5)	(133.7)
Net cash from operating activities	663.8	443.0	552.1
Cash Flows from Investing Activities
Utility capital expenditures	(610.2)	(456.6)	(618.0)
Allowance for borrowed funds used during construction	(5.3)	(5.8)	(28.5)
Purchases of nuclear decommissioning trust investments	(24.2)	(18.5)	(83.3)
Proceeds from nuclear decommissioning trust investments	20.9	15.1	79.6
Other investing activities	(19.6)	(19.9)	(7.5)
Net cash from investing activities	(638.4)	(485.7)	(657.7)
Cash Flows from Financing Activities
Issuance of common stock	293.0	5.9	6.2
Issuance of long-term debt	—	747.1	249.9
Issuance fees	(2.9)	(10.7)	(12.1)
Repayment of long-term debt	(513.8)	(598.5)	(1.3)
Net change in short-term borrowings	253.1	16.0	(165.6)
Net change in collateralized short-term borrowings	79.0	—	95.0
Dividends paid	(125.5)	(115.1)	(114.2)
Other financing activities	(5.2)	(6.6)	(7.4)
Net cash from financing activities	(22.3)	38.1	50.5
Net Change in Cash and Cash Equivalents	3.1	(4.6)	(55.1)
Cash and Cash Equivalents at Beginning of Year	6.2	10.8	65.9
Cash and Cash Equivalents at End of Period	$9.3	$6.2	$10.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest

Year Ended December 31	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	136,406,306	$2,330.6	136,113,954	$2,324.4	135,636,538	$2,313.7
Issuance of common stock	17,373,500	293.0	292,352	5.9	347,279	6.6
Issuance of restricted common stock	—	—	—	—	130,137	2.3
Equity compensation expense, net of forfeitures		0.3		0.3		1.0
Unearned Compensation
Issuance of restricted common stock		(3.3)		(3.5)		(2.3)
Forfeiture of restricted common stock		1.3		0.9		0.8
Compensation expense recognized		2.3		2.3		2.2
Other		0.5		0.3		0.1
Ending balance	153,779,806	2,624.7	136,406,306	2,330.6	136,113,954	2,324.4
Retained Earnings
Beginning balance		684.7		626.5		529.2
Net income attributable to Great Plains Energy		199.9		174.4		211.7
Loss on reissuance of treasury stock		(0.2)		(0.7)		—
Dividends:
Common stock ($0.855, $0.835 and $0.83 per share)		(123.9)		(113.5)		(112.6)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.1)		(0.4)		(0.2)
Ending balance		758.8		684.7		626.5
Treasury Stock
Beginning balance	(264,567)	(5.6)	(400,889)	(8.9)	(213,423)	(5.5)
Treasury shares acquired	(164,454)	(3.3)	(125,234)	(2.4)	(188,383)	(3.4)
Treasury shares reissued	178,785	3.8	261,556	5.7	917	—
Ending balance	(250,236)	(5.1)	(264,567)	(5.6)	(400,889)	(8.9)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(49.8)		(56.1)		(44.9)
Derivative hedging activity, net of tax		12.5		6.8		(10.6)
Change in unrecognized pension expense, net of tax		(1.1)		(0.5)		(0.6)
Ending balance		(38.4)		(49.8)		(56.1)
Total Great Plains Energy Common Shareholders' Equity		$3,340.0		$2,959.9		$2,885.9

Noncontrolling Interest
Beginning balance		$1.0		$1.2		$1.2
Net income (loss) attributable to noncontrolling interest		—		(0.2)		0.2
Distribution		(1.0)		—		(0.2)
Ending balance		$—		$1.0		$1.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income

Year Ended December 31	2012	2011	2010
Operating Revenues	(millions)
Electric revenues	$1,579.9	$1,558.3	$1,517.1
Operating Expenses
Fuel	384.8	333.5	278.8
Purchased power	35.5	70.8	78.9
Transmission of electricity by others	24.0	18.8	15.0
Operating and maintenance expenses	460.1	470.9	434.3
Voluntary separation program	(4.3)	9.2	—
Depreciation and amortization	185.6	193.1	256.4
General taxes	145.5	139.7	129.3
Other	—	1.1	13.0
Total	1,231.2	1,237.1	1,205.7
Operating income	348.7	321.2	311.4
Non-operating income	4.4	2.9	24.7
Non-operating expenses	(8.6)	(3.9)	(5.6)
Interest charges	(127.6)	(115.6)	(85.7)
Income before income tax expense	216.9	204.6	244.8
Income tax expense	(75.3)	(69.1)	(81.6)
Net income	$141.6	$135.5	$163.2
Comprehensive Income
Net income	$141.6	$135.5	$163.2
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	(0.1)	(0.6)	(0.9)
Income tax benefit	—	0.2	0.3
Net loss on derivative hedging instruments	(0.1)	(0.4)	(0.6)
Reclassification to expenses, net of tax	5.7	5.4	5.7
Derivative hedging activity, net of tax	5.6	5.0	5.1
Total other comprehensive income	5.6	5.0	5.1
Comprehensive income	$147.2	$140.5	$168.3
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$5.2	$1.9
Funds on deposit	0.1	0.1
Receivables, net	163.2	172.9
Accounts receivable pledged as collateral	110.0	95.0
Fuel inventories, at average cost	63.6	59.0
Materials and supplies, at average cost	110.1	101.1
Deferred refueling outage costs	11.9	27.5
Refundable income taxes	9.1	5.7
Deferred income taxes	4.6	—
Prepaid expenses and other assets	23.8	16.0
Total	501.6	479.2
Utility Plant, at Original Cost
Electric	7,971.4	7,829.3
Less - accumulated depreciation	3,374.4	3,243.0
Net utility plant in service	4,597.0	4,586.3
Construction work in progress	486.5	203.5
Nuclear fuel, net of amortization of $157.4 and $132.7	81.3	76.6
Total	5,164.8	4,866.4
Investments and Other Assets
Nuclear decommissioning trust fund	154.7	135.3
Regulatory assets	853.2	780.7
Other	29.5	30.6
Total	1,037.4	946.6
Total	$6,703.8	$6,292.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2012	2011
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$95.0
Commercial paper	361.0	227.0
Current maturities of long-term debt	0.4	12.7
Accounts payable	254.0	214.8
Accrued taxes	21.9	20.6
Accrued interest	27.7	30.0
Accrued compensation and benefits	44.8	40.8
Pension and post-retirement liability	1.4	3.0
Other	12.8	13.7
Total	834.0	657.6
Deferred Credits and Other Liabilities
Deferred income taxes	836.4	772.7
Deferred tax credits	126.1	127.9
Asset retirement obligations	133.2	134.3
Pension and post-retirement liability	534.5	440.9
Regulatory liabilities	153.0	142.8
Other	88.2	68.6
Total	1,871.4	1,687.2
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	559.4	513.8
Accumulated other comprehensive loss	(25.8)	(31.4)
Total	2,096.7	2,045.5
Long-term debt (Note 11)	1,901.7	1,901.9
Total	3,998.4	3,947.4
Commitments and Contingencies (Note 14)
Total	$6,703.8	$6,292.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2012	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$141.6	$135.5	$163.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	185.6	193.1	256.4
Amortization of:
Nuclear fuel	24.7	21.4	25.1
Other	30.1	29.5	24.2
Deferred income taxes, net	60.2	80.6	83.2
Investment tax credit amortization	(1.8)	(1.5)	(2.1)
Other operating activities (Note 2)	27.9	(118.3)	(127.8)
Net cash from operating activities	468.3	340.3	422.2
Cash Flows from Investing Activities
Utility capital expenditures	(482.0)	(336.5)	(463.1)
Allowance for borrowed funds used during construction	(3.7)	(2.9)	(22.4)
Purchases of nuclear decommissioning trust investments	(24.2)	(18.5)	(83.3)
Proceeds from nuclear decommissioning trust investments	20.9	15.1	79.6
Net money pool lending	—	12.1	(6.1)
Other investing activities	(11.7)	(9.7)	(13.4)
Net cash from investing activities	(500.7)	(340.4)	(508.7)
Cash Flows from Financing Activities
Issuance of long-term debt	—	397.4	—
Repayment of long-term debt	(12.7)	(263.1)	(0.2)
Net change in short-term borrowings	134.0	(36.5)	76.9
Net change in collateralized short-term borrowings	15.0	—	95.0
Net money pool borrowings	(4.7)	6.7	1.1
Dividends paid to Great Plains Energy	(96.0)	(100.0)	(95.0)
Issuance fees	—	(6.1)	(5.1)
Other	0.1	—	—
Net cash from financing activities	35.7	(1.6)	72.7
Net Change in Cash and Cash Equivalents	3.3	(1.7)	(13.8)
Cash and Cash Equivalents at Beginning of Year	1.9	3.6	17.4
Cash and Cash Equivalents at End of Period	$5.2	$1.9	$3.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		513.8		478.3		410.1
Net income		141.6		135.5		163.2
Dividends:
Common stock held by Great Plains Energy		(96.0)		(100.0)		(95.0)
Ending balance		559.4		513.8		478.3
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(31.4)		(36.4)		(41.5)
Derivative hedging activity, net of tax		5.6		5.0		5.1
Ending balance		(25.8)		(31.4)		(36.4)
Total Common Shareholder's Equity		$2,096.7		$2,045.5		$2,005.0
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
Use of Estimates
The process of preparing financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
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
Nuclear decommissioning trust fund - KCP&L's nuclear decommissioning trust fund assets are recorded at fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Rabbi trust - GMO's rabbi trusts related to its Supplemental Executive Retirement Plan (SERP) are recorded at fair value based on quoted market prices and/or valuation models for equity and debt securities and Net Asset Value (NAV) per share for fixed income funds held by the trusts. The rabbi trusts are included in Other - Investments and Other Assets on Great Plains Energy's consolidated balance sheets.
Long-term debt - The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At December 31, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At December 31, 2011, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively. At December 31, 2012 and 2011, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.
Derivative instruments - The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among fuel prices, net of estimated credit risk.
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value. For regulatory reporting purposes, a five-year smoothing of assets is used to determine fair value.
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
Utility Plant
Great Plains Energy's and KCP&L's utility plant is stated at historical cost. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all of KCP&L's utility plant is pledged as collateral for KCP&L's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated

December 1, 1986, as supplemented. Substantially all of GMO's St. Joseph Light & Power (L&P) division utility plant is pledged as collateral for GMO's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually and averaged 0.2% in 2012 and 2011 and 6.8% in 2010 for KCP&L. The rates used to compute gross AFUDC for GMO averaged 2.4% in 2012, 5.4% in 2011 and 4.6% in 2010.
Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2012	2011
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$6,697.1	$6,594.0
Transmission (15 - 70 years)	754.0	734.8
Distribution (8 - 66 years)	3,019.6	2,921.1
General (5 - 50 years)	689.8	674.9
Total (a)	$11,160.5	$10,924.8
(a) Includes $104.5 million and $105.5 million at December 31, 2012 and 2011, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2012	2011
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$5,140.0	$5,078.1
Transmission (15 - 70 years)	414.7	412.9
Distribution (8 - 55 years)	1,893.8	1,840.2
General (5 - 50 years)	522.9	498.1
Total (a)	$7,971.4	$7,829.3
(a) Includes $54.7 million and $59.8 million at December 31, 2012 and 2011, respectively, of land and other assets that are not depreciated.
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
Great Plains Energy's depreciation expense was $251.4 million, $239.9 million and $243.6 million for 2012, 2011 and 2010, respectively. KCP&L's depreciation expense was $168.0 million, $162.0 million and $170.9 million for 2012, 2011 and 2010, respectively. Great Plains Energy's and KCP&L's depreciation and amortization expense includes $14.4 million and $72.6 million for 2011 and 2010, respectively, of additional amortization to help maintain cash flow levels during KCP&L's Comprehensive Energy Plan pursuant to orders of the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC).
Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek). Related liabilities for decommissioning are included on Great Plains Energy's and KCP&L's balance sheets in Asset Retirement Obligations (AROs).
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 7 for discussion of AROs including those associated with nuclear plant decommissioning costs.
Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of Wolf Creek's scheduled refueling outages and amortizes them evenly (monthly) over the unit's operating cycle, which is approximately 18 months, until the next scheduled outage. Replacement power costs during an outage are expensed as incurred.
Regulatory Matters
KCP&L and GMO defer items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L and GMO were not regulated. See Note 5 for additional information concerning regulatory matters.
Revenue Recognition
Great Plains Energy and KCP&L recognize revenues on sales of electricity when the service is provided. Revenues recorded include electric services provided but not yet billed by KCP&L and GMO. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. KCP&L's and GMO's estimate is based on net system kWh usage less actual billed kWhs. KCP&L's and GMO's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates.
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of income. KCP&L's gross receipts taxes collected from Missouri customers were $55.8 million, $55.6 million and $54.3 million in 2012, 2011 and 2010, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of income.
Great Plains Energy and KCP&L collect sales taxes from customers and remit to state and local governments. These taxes are presented on a net basis on Great Plains Energy's and KCP&L's statements of income.
Great Plains Energy and KCP&L record sale and purchase activity on a net basis in wholesale revenue or purchased power when transacting with Regional Transmission Organization (RTO)/Independent System Operator (ISO) markets.
Allowance for Doubtful Accounts
This reserve represents estimated uncollectible accounts receivable and is based on management's judgment considering historical loss experience and the characteristics of existing accounts. Provisions for losses on receivables are expensed to maintain the allowance at a level considered adequate to cover expected losses. Receivables are charged off against the reserve when they are deemed uncollectible.
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
Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. KCP&L's income tax provision includes taxes allocated based on its separate company income or loss.
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
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2012	2011	2010
Income	(millions, except per share amounts)
Net income	$199.9	$174.2	$211.9
Less: net income (loss) attributable to noncontrolling interest	—	(0.2)	0.2
Less: preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$198.3	$172.8	$210.1
Common Shares Outstanding
Average number of common shares outstanding	145.5	135.6	135.1
Add: effect of dilutive securities	1.7	3.1	1.8
Diluted average number of common shares outstanding	147.2	138.7	136.9
Basic EPS	$1.36	$1.27	$1.55
Diluted EPS	$1.35	$1.25	$1.53
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	2012	2011	2010
Performance shares	—	50,897	340,690
Restricted stock shares	3,781	43,641	251,526
Stock options	—	6,000	196,137
Dividends Declared
In February 2013, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2175 per share on Great Plains Energy's common stock.  The common dividend is payable March 20, 2013, to shareholders of record as of February 27, 2013.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable June 1, 2013, to shareholders of record as of May 10, 2013.
In February 2013, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on March 20, 2013.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2012	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$76.8	$3.6	$(12.6)
Accounts receivable pledged as collateral	(79.0)	—	(95.0)
Fuel inventories	(6.1)	(3.9)	(0.1)
Materials and supplies	(11.0)	(7.5)	(11.5)
Accounts payable	57.3	5.7	12.8
Accrued taxes	(7.8)	1.4	6.7
Accrued interest	(35.2)	1.5	2.9
Deferred refueling outage costs	15.6	(17.9)	9.9
Fuel recovery mechanism	22.5	(1.7)	2.7
Pension and post-retirement benefit obligations	14.4	(56.0)	(10.2)
Allowance for equity funds used during construction	(1.3)	(1.0)	(26.0)
Write down of affordable housing investments	—	—	11.2
Interest rate hedge settlements	—	(26.1)	(6.9)
Iatan Nos. 1 and 2 impact of disallowed construction costs	—	2.3	16.8
Uncertain tax positions	(4.7)	(20.8)	(6.1)
Other	(29.8)	(27.1)	(28.3)
Total other operating activities	$11.7	$(147.5)	$(133.7)
Cash paid during the period:
Interest	$247.9	$254.4	$237.7
Income taxes	$3.3	$2.8	$0.9
Non-cash investing activities:
Liabilities accrued for capital expenditures	$57.5	$39.7	$44.9

KCP&L Other Operating Activities
Year Ended December 31	2012	2011	2010
Cash flows affected by changes in:	(millions)
Receivables	$8.8	$(20.2)	$(4.1)
Accounts receivable pledged as collateral	(15.0)	—	(95.0)
Fuel inventories	(4.6)	(14.1)	0.7
Materials and supplies	(9.0)	(6.7)	(9.6)
Accounts payable	48.3	11.0	0.8
Accrued taxes	(2.0)	2.7	(15.7)
Accrued interest	(2.3)	3.8	(0.5)
Deferred refueling outage costs	15.6	(17.9)	9.9
Pension and post-retirement benefit obligations	18.0	(45.6)	7.9
Allowance for equity funds used during construction	(1.3)	(0.7)	(21.9)
Fuel recovery mechanism	5.1	(5.8)	(8.8)
Iatan Nos. 1 and 2 impact of disallowed construction costs	—	1.5	13.0
Uncertain tax positions	1.8	(10.4)	(1.8)
Other	(35.5)	(15.9)	(2.7)
Total other operating activities	$27.9	$(118.3)	$(127.8)
Cash paid during the period:
Interest	$118.0	$111.3	$101.1
Income taxes	$18.0	$0.1	$18.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$48.4	$32.0	$37.4
Significant Non-Cash Items
On January 1, 2010, Great Plains Energy and KCP&L adopted new accounting guidance for transfers of financial assets, which resulted in the recognition of $95.0 million of accounts receivable pledged as collateral and a corresponding short-term collateralized note payable on Great Plains Energy's and KCP&L's balance sheets. As a result, cash flows from operating activities were reduced by $95.0 million and cash flows from financing activities were raised by $95.0 million with no impact to the net change in cash for the year ended December 31, 2010.
3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2012	2011
Great Plains Energy	(millions)
Customer accounts receivable - billed	$—	$69.8
Customer accounts receivable - unbilled	58.3	82.4
Allowance for doubtful accounts - customer accounts receivable	(2.6)	(2.5)
Other receivables	98.8	81.5
Total	$154.5	$231.2
KCP&L
Customer accounts receivable - billed	$—	$16.4
Customer accounts receivable - unbilled	42.9	50.0
Allowance for doubtful accounts - customer accounts receivable	(1.5)	(1.4)
Intercompany receivables	40.0	38.7
Other receivables	81.8	69.2
Total	$163.2	$172.9

Great Plains Energy's and KCP&L's other receivables at December 31, 2012 and 2011 consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2012 and 2011, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $174.0 million and $95.0 million, respectively.  At December 31, 2012 and 2011, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million and $95.0 million, respectively.
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

2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,436.0)	$1,436.0	$—	$(597.8)	$597.8	$—
Gain (loss) on sale of accounts receivable (a)	(18.2)	18.3	0.1	(7.6)	6.6	(0.9)
Servicing fees received (paid)	2.5	(2.5)	—	0.9	(0.9)	—
Fees paid to outside investor	—	(1.2)	(1.2)	—	(0.5)	(1.7)
Cash from customers (transferred) received	(1,452.4)	1,452.4	—	(524.0)	524.0	—
Cash received from (paid for) receivables purchased	1,434.2	(1,434.2)	—	517.5	(517.5)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—

2011	KCP&L	KCP&L Receivables Company	Consolidated KCP&L
	(millions)
Receivables (sold) purchased	$(1,415.6)	$1,415.6	$—
Gain (loss) on sale of accounts receivable (a)	(17.9)	17.7	(0.2)
Servicing fees received (paid)	2.6	(2.6)	—
Fees paid to outside investor	—	(1.2)	(1.2)
Cash from customers (transferred) received	(1,412.4)	1,412.4	—
Cash received from (paid for) receivables purchased	1,394.7	(1,394.7)	—
Interest on intercompany note received (paid)	0.5	(0.5)	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and ordered the licensing board to close out its work on the DOE's application due to a lack of funding.  These agency actions prompted multiple states and a municipality to file a lawsuit in a federal Court of Appeals asking the court to compel the NRC to resume its review and to issue a decision on the license application. The court has not yet issued a final decision in the case.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.  See Note 15 for a related legal proceeding.
Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and dispose in another state most of the remainder of Wolf Creek's low-level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years' generation of Classes B and C waste and believes it will be able to expand that storage capacity as needed if it becomes necessary to do so.

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

	Total Station	KCP&L's 47% Share
	(millions)
Current cost of decommissioning (in 2011 dollars)	$630	$296
Future cost of decommissioning (in 2045-2053 dollars) (a)	1,788	840

Annual escalation factor	2.85%
Annual return on trust assets (b)	5.46%
(a) Total future cost over an eight year decommissioning period
(b) The 5.46% rate of return is through 2025. The rate then systematically decreases through 2053 to 0.76% based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.
Nuclear Decommissioning Trust Fund
In 2012 and 2011, KCP&L contributed approximately $3.3 million and $3.4 million, respectively, to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers' rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2012	2011
Decommissioning Trust	(millions)
Beginning balance January 1	$135.3	$129.2
Contributions	3.3	3.4
Earned income, net of fees	3.0	4.8
Net realized gains	1.0	0.3
Net unrealized gains (losses)	12.1	(2.4)
Ending balance December 31	$154.7	$135.3
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2012				2011
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$80.6	$21.1	$(1.6)	$100.1	$76.5	$12.3	$(4.5)	$84.3
Debt securities	46.6	4.9	(0.1)	51.4	44.2	4.5	(0.1)	48.6
Other	3.2	—	—	3.2	2.4	—	—	2.4
Total	$130.4	$26.0	$(1.7)	$154.7	$123.1	$16.8	$(4.6)	$135.3

The weighted average maturity of debt securities held by the trust at December 31, 2012, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2012	2011	2010
	(millions)
Realized gains	$1.7	$1.0	$7.3
Realized losses	(0.7)	(0.7)	(0.6)
Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek for nuclear liability, nuclear property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. The nuclear property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for acts of terrorism and related losses, including replacement power costs. There is no industry aggregate limit for liability claims related to terrorism, regardless of the number of acts of terrorism affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners' insurance provider, exists for property claims related to terrorism, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits plus any recoverable reinsurance are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.
In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $12.6 billion. This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $12.2 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $117.5 million ($55.2 million, KCP&L's 47% share) per incident at any commercial reactor in the country, payable at no more than $17.5 million ($8.2 million, KCP&L's 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance from NEIL for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. KCP&L's share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.
Accidental Nuclear Outage Insurance
The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $30.2 million ($14.2 million, KCP&L's 47% share) per policy year.
5. REGULATORY MATTERS
KCP&L Kansas Rate Case Proceedings
In April 2012, KCP&L filed an application with KCC to request an increase to its retail revenues of $63.6 million (subsequently adjusted to $56.4 million), with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 51.8%. The request included recovery of costs related to significant upgrades at its generating facilities, including environmental upgrades at the La Cygne Station; investments in additional wind generation; and increased investments in electrical infrastructure.  KCP&L also requested that KCC approve a change to depreciation rates to reflect the increase in plant in service as well as a change to the current method of allocating costs between its Kansas and Missouri jurisdictions to better reflect KCP&L's summer peaking business.

In December 2012, KCC issued an order for KCP&L authorizing an increase in annual revenues of $33.2 million, a return on equity of 9.5% and a rate-making equity ratio of 51.8%. The rates established by the order took effect on January 1, 2013, and are effective unless and until modified by KCC or stayed by a court.
KCP&L Missouri Rate Case Proceedings
In February 2012, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $105.7 million, with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 52.5%.  The request included recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service and also included a lower annual offset to the revenue requirement for the Missouri jurisdictional portion of KCP&L's annual non-firm wholesale electric sales margin (wholesale margin offset).
In January 2013, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $67.4 million, a return on equity of 9.7% and a rate-making equity ratio of 52.6% (or approximately 52.3% after including other comprehensive income). The rates established by the order took effect on January 26, 2013, and are effective unless and until modified by the MPSC or stayed by a court.
GMO Missouri Rate Case Proceedings
In February 2012, GMO filed an application with the MPSC to request an increase to its retail revenues of $58.3 million for its Missouri Public Service division and $25.2 million for its L&P division, with a return on equity of 10.4% (subsequently adjusted to 10.3%) and a rate-making equity ratio of 52.5%. The requests included recovery of costs related to improving and maintaining infrastructure to continue to be able to provide reliable electric service, costs related to energy efficiency and demand side management programs, and increased fuel costs.
In January 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its L&P division, a return on equity of 9.7% and a rate-making equity ratio of 52.6% (or approximately 52.3% after including other comprehensive income). Included in the increase is recovery of costs for new and enhanced energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The rates established by the order took effect on January 26, 2013, and are effective unless and until modified by the MPSC or stayed by a court.

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
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in KCP&L's and GMO's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Companies; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. The Companies' continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to any or all of the Companies' operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2012					2011
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$114.7		$23.7		$138.4	$119.6	$24.6	$144.2
Loss on reacquired debt	8.1	(a)	2.0	(a)	10.1	9.1	2.7	11.8
Cost of removal	2.8		—		2.8	4.6	—	4.6
Asset retirement obligations	31.5		14.9		46.4	31.4	13.8	45.2
Pension and post-retirement costs	541.2	(b)	129.7	(b)	670.9	466.4	122.0	588.4
Deferred customer programs	49.8	(c)	24.6	(d)	74.4	48.2	20.6	68.8
Rate case expenses	7.5	(e)	1.7	(f)	9.2	9.6	3.8	13.4
Fuel recovery mechanisms	8.9	(e)	16.9	(e)	25.8	14.0	36.4	50.4
Acquisition transition costs	18.7	(g)	15.5	(g)	34.2	24.7	20.2	44.9
Derivative instruments	—		3.7	(h)	3.7	—	7.6	7.6
Iatan No. 1 and common facilities depreciation and carrying costs	15.9	(i)	5.9	(i)	21.8	16.4	6.1	22.5
Iatan No. 2 construction accounting costs	30.6	(j)	16.2	(j)	46.8	27.9	15.4	43.3
Kansas property tax surcharge	5.4	(e)	—		5.4	3.7	—	3.7
Solar rebates	5.8	(k)	10.0	(k)	15.8	—	—	—
Voluntary separation program	4.3	(l)	—		4.3	—	—	—
Other	8.0	(e)	2.9	(e)	10.9	5.1	4.3	9.4
Total	$853.2		$267.7		$1,120.9	$780.7	$277.5	$1,058.2
Regulatory Liabilities
Emission allowances	$78.0		$0.1		$78.1	$82.0	$0.2	$82.2
Asset retirement obligations	63.1		—		63.1	49.3	—	49.3
Pension	1.5		44.6		46.1	0.7	40.8	41.5
Cost of removal	—		64.0	(m)	64.0	—	61.9	61.9
Other	10.4		22.1		32.5	10.8	22.8	33.6
Total	$153.0		$130.8		$283.8	$142.8	$125.7	$268.5
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $526.5 million and $127.1 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $5.0 million not included in rate base and amortized over various periods.
(d) Included in rate base and amortized through 2019.
(e) Not included in rate base and amortized over various periods.
(f) Not included in rate base and amortized through 2014.
(g) Not included in rate base and amortized through 2016.
(h) Represents the fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in fuel expense and included in GMO's Fuel Adjustment Clause (FAC).
(i) Included in rate base and amortized through 2038.
(j) Included in rate base and amortized through 2058.
(k) Not included in rate base and amortized through 2015.
(l) Not included in rate base and amortized through 2017.
(m) Estimated cumulative net provision for future removal costs.

6. GOODWILL AND INTANGIBLE ASSETS
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2012. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of electric and gas company regulated peers. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
Great Plains Energy's and KCP&L's intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$211.2	$(152.9)	$202.5	$(143.5)
Asset improvements	26.5	(4.2)	27.0	(3.7)

KCP&L
Computer software	$189.9	$(142.9)	$171.7	$(129.9)
Asset improvements	11.2	(0.8)	11.7	(0.6)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2012	2011
	(millions)
Great Plains Energy	$15.6	$13.5
KCP&L	13.2	12.6

The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2013 through 2017 for the intangible assets included in the consolidated balance sheets at December 31, 2012.

	2013	2014	2015	2016	2017
	(millions)
Great Plains Energy	$14.5	$11.1	$8.8	$7.4	$4.1
KCP&L	11.9	8.6	6.5	5.2	3.6
7. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement and removal of storage tanks, an ash pond and landfill. GMO has AROs related to asbestos abatement and removal of storage tanks, an ash pond and landfill.
Additionally, certain wiring used in Great Plains Energy's and KCP&L's generating stations include asbestos insulation, which would require special handling if disturbed. Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, the fair value of this ARO cannot be reasonably estimated at this time. Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2012	2011	2012	2011
	(millions)
Beginning balance	$149.6	$143.3	$134.3	$129.7
Additions	—	0.8	—	—
Revision in timing and/or estimates	(7.7)	(3.8)	(7.7)	(3.8)
Settlements	(1.8)	—	(1.8)	—
Accretion	9.2	9.3	8.4	8.4
Ending balance	$149.3	$149.6	$133.2	$134.3
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

During 2011, Great Plains Energy recorded pension settlement charges of $10.1 million from the voluntary separation program as a result of accelerated pension distributions. The Companies deferred substantially all of the charges as a regulatory asset and will recover it over future periods pursuant to regulatory agreements. See below for information regarding the voluntary separation program.
The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. For financial reporting purposes, the market value of plan assets is the fair value. For regulatory reporting purposes, a five-year smoothing of assets is used to determine fair value. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$980.6	$911.4	$154.2	$143.6
Service cost	35.4	31.1	3.3	3.1
Interest cost	48.9	49.6	7.8	7.8
Contribution by participants	—	—	6.7	6.6
Amendments	1.1	—	—	—
Actuarial loss	127.0	83.2	26.7	7.4
Benefits paid	(58.1)	(54.7)	(12.2)	(14.3)
Settlements	(4.4)	(40.0)	—	—
PBO at end of plan year	$1,130.5	$980.6	$186.5	$154.2
Change in plan assets
Fair value of plan assets at beginning of year	$591.1	$557.6	$77.4	$65.8
Actual return on plan assets	71.2	(3.7)	1.4	2.5
Contributions by employer and participants	60.4	128.8	23.7	23.0
Benefits paid	(56.3)	(91.6)	(12.2)	(13.9)
Fair value of plan assets at end of plan year	$666.4	$591.1	$90.3	$77.4
Funded status at end of year	$(464.1)	$(389.5)	$(96.2)	$(76.8)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(1.9)	$(3.5)	$(0.9)	$(0.9)
Noncurrent pension liability and other post-retirement liability	(462.2)	(386.0)	(95.3)	(75.9)
Net amount recognized before regulatory treatment	(464.1)	(389.5)	(96.2)	(76.8)
Accumulated OCI or regulatory asset/liability	559.5	491.8	70.4	52.5
Net amount recognized at December 31	$95.4	$102.3	$(25.8)	$(24.3)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial loss	$349.0	$295.6	$43.0	$15.7
Prior service cost	7.3	10.7	29.8	36.9
Transition obligation	—	—	0.6	1.7
Other	203.2	185.5	(3.0)	(1.8)
Net amount recognized at December 31	$559.5	$491.8	$70.4	$52.5

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit costs	(millions)
Service cost	$35.4	$31.1	$30.3	$3.3	$3.1	$3.8
Interest cost	48.9	49.6	49.3	7.8	7.8	8.8
Expected return on plan assets	(42.9)	(38.0)	(36.6)	(1.8)	(1.8)	(2.1)
Prior service cost	4.5	4.6	4.6	7.1	7.2	7.2
Recognized net actuarial (gain) loss	44.5	38.7	37.4	(0.2)	(0.5)	(0.1)
Transition obligation	—	—	0.1	1.1	1.3	1.3
Settlement charges	0.8	10.1	—	—	—	—
Net periodic benefit costs before regulatory adjustment	91.2	96.1	85.1	17.3	17.1	18.9
Regulatory adjustment	(15.5)	(27.9)	(32.3)	1.5	1.1	—
Net periodic benefit costs	75.7	68.2	52.8	18.8	18.2	18.9
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	97.9	114.8	29.1	27.1	6.7	(10.9)
Amortization of gain (loss)	(44.5)	(38.7)	(37.4)	0.2	0.5	0.1
Prior service cost	1.1	—	0.5	—	—	—
Amortization of prior service cost	(4.5)	(4.6)	(4.6)	(7.1)	(7.2)	(7.2)
Amortization of transition obligation	—	—	(0.1)	(1.1)	(1.3)	(1.3)
Other regulatory activity	17.7	17.1	29.5	(1.2)	(1.0)	0.1
Total recognized in OCI or regulatory asset/liability	67.7	88.6	17.0	17.9	(2.3)	(19.2)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$143.4	$156.8	$69.8	$36.7	$15.9	$(0.3)
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2013 are $2.0 million and $54.9 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated prior service cost, net gain and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2013 are $7.2 million, $1.7 million and $0.2 million, respectively.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $985.8 million and $852.6 million at December 31, 2012 and 2011, respectively. The PBO, ABO and fair value of plan assets at year-end are aggregated by funded and underfunded plans in the following table.

	2012	2011
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$1,130.5	$980.6
Accumulated benefit obligation	985.8	852.6
Fair value of plan assets	666.4	591.1
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of plan assets	—	—

The GMO SERP is reflected as an unfunded ABO of $24.0 million. Great Plains Energy has approximately $19.9 million of assets in a non-qualified trust for this plan as of December 31, 2012, and expects to fund future benefit payments from these assets.
The expected long-term rate of return on plan assets represents Great Plains Energy's estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans' investment portfolios. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions. The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted-average assumptions used to determine the benefit obligation at plan year-end	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.17%	5.01%	4.13%	5.03%
Rate of compensation increase	3.69%	4.08%	3.50%	4.07%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2012	2011	2012		2011
Discount rate	5.01%	5.54%	5.03%		5.50%
Expected long-term return on plan assets	7.29%	7.29%	2.59%	*	2.83%	*
Rate of compensation increase	4.08%	4.08%	4.07%		4.06%
*after tax
Great Plains Energy expects to contribute $76.4 million to the pension plans in 2013 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $18.7 million to other post-retirement benefit plans in 2013, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2022.

	Pension Benefits	Other Benefits
	(millions)
2013	$84.6	$8.6
2014	72.5	8.5
2015	73.8	8.6
2016	73.5	8.9
2017	76.0	9.3
2018-2022	407.9	51.1
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
The fair values of Great Plains Energy's pension plan assets at December 31, 2012 and 2011, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$169.6	$69.7	$99.9	$—
International (b)	151.2	36.6	114.6	—
Real estate (c)	43.4	—	5.0	38.4
Commodities (d)	37.3	—	37.3	—
Fixed income securities
Fixed income funds (e)	182.1	35.0	147.1	—
U.S. Treasury	4.5	4.5	—	—
U.S. Agency, state and local obligations	19.6	—	19.6	—
U.S. corporate bonds (f)	28.9	—	28.9	—
Foreign corporate bonds	2.6	—	2.6	—
Hedge funds (g)	21.6	—	—	21.6
Total	$660.8	$145.8	$455.0	$60.0
Cash equivalents - money market funds	5.6
Total Pension Plans	$666.4

		Fair Value Measurements Using
Description	December 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$156.3	$94.6	$61.7	$—
International (b)	117.0	40.9	76.1	—
Real estate (c)	34.7	—	—	34.7
Commodities (d)	34.6	—	34.6	—
Fixed income securities
Fixed income funds (e)	166.5	34.2	132.3	—
U.S. Treasury	4.9	4.9	—	—
U.S. Agency, state and local obligations	17.7	—	17.7	—
U.S. corporate bonds (f)	26.6	—	26.6	—
Foreign corporate bonds	2.6	—	2.6	—
Hedge funds (g)	21.7	—	—	21.7
Total	$582.6	$174.6	$351.6	$56.4
Cash equivalents - money market funds	8.5
Total Pension Plans	$591.1
(a) At December 31, 2012 and 2011, this category is comprised of $69.7 million and $94.6 million, respectively, of traded mutual funds valued at daily listed prices and $99.9 million and $61.7 million, respectively, of institutional common/collective trust funds valued at NAV per share.
(b) At December 31, 2012 and 2011, this category is comprised of $36.6 million and $40.9 million, respectively, of traded mutual funds valued at daily listed prices and $114.6 million and $76.1 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.
(c) This category is comprised of institutional common/collective trust funds and a limited partnership valued at NAV on a quarterly basis.
(d) This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e) At December 31, 2012 and 2011, this category is comprised of $35.0 million and $34.2 million, respectively, of traded mutual funds valued at daily listed prices and $147.1 million and $132.3 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.
(f) At December 31, 2012 and 2011, this category is comprised of $21.5 million and $18.1 million, respectively, of corporate bonds, $5.2 million and $6.1 million, respectively, of collateralized mortgage obligations and $2.2 million and $2.4 million, respectively, of other asset-backed securities.
(g) This category is comprised of closely-held limited partnerships valued at NAV on a quarterly basis.
The following tables reconcile the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Total
	(millions)
Balance January 1, 2012	$34.7	$21.7	$56.4
Actual return on plan assets
Relating to assets still held	1.6	0.6	2.2
Relating to assets sold	1.3	(0.4)	0.9
Purchase, sales and settlements	0.8	(0.3)	0.5
Balance December 31, 2012	$38.4	$21.6	$60.0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Limited Partnerships	Total
	(millions)
Balance January 1, 2011	$30.3	$8.4	$0.1	$38.8
Actual return on plan assets relating to assets still held	3.9	(1.3)	(0.1)	2.5
Purchase, sales and settlements	0.5	14.6	—	15.1
Balance December 31, 2011	$34.7	$21.7	$—	$56.4
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
The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2012 and 2011, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$1.7	$1.7	$—	$—
Fixed income securities
U.S. Treasury	13.7	13.7	—	—
U.S. Agency, state and local obligations	28.6	—	28.6	—
U.S. corporate bonds (a)	20.1	—	20.1	—
Foreign corporate bonds	2.2	—	2.2	—
Mutual funds	0.2	0.2	—	—
Total	$66.5	$15.6	$50.9	$—
Cash equivalents - money market funds	23.8
Total Other Post-Retirement Benefit Plans	$90.3

		Fair Value Measurements Using
Description	December 31 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$1.4	$1.4	$—	$—
Fixed income securities
U.S. Treasury	14.3	14.3	—	—
U.S. Agency, state and local obligations	27.2	—	27.2	—
U.S. corporate bonds (a)	14.8	—	14.8	—
Foreign corporate bonds	1.5	—	1.5	—
Mutual funds	0.2	0.2	—	—
Total	$59.4	$15.9	$43.5	$—
Cash equivalents - money market funds	18.0
Total Other Post-Retirement Benefit Plans	$77.4
(a) At December 31, 2012 and 2011, this category is comprised of $17.1 million and $12.7 million, respectively, of corporate bonds, $1.4 million and $0.6 million, respectively, of collateralized mortgage obligations and $1.6 million and $1.5 million, respectively, of other asset-backed securities.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trends assumed for 2012 and 2013 were 8.0% and 7.5%, respectively, with the rate declining through 2018 to the ultimate cost trend rate of 5%. The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by Great Plains Energy.
The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2012, are detailed in the following table. The results reflect the increase in the Medicare Part D employer subsidy which is assumed to increase with the medical trend and employer caps on post-65 plans.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.7	$(0.6)
Effect on post-retirement benefit obligation	5.0	(4.4)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $9.2 million in 2012 and 2011 and $8.9 million in 2010. KCP&L's annual cost of the plans was approximately $6.7 million in 2012 and 2011 and $6.5 million in 2010.
Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company's retail electric rates and to enhance organizational efficiency.  Great Plains Energy recorded expense of $12.7 million in 2011 related to this voluntary separation program reflecting severance and related payroll taxes provided by the Company to employees who elected to voluntarily separate from the Company.  In 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.

9. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, and does not expect to repurchase common shares during 2013 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2012	2011	2010
Great Plains Energy	(millions)
Compensation expense	$3.3	$5.2	$4.3
Income tax benefit	1.4	1.9	1.0
KCP&L
Compensation expense	$2.3	$3.5	$3.0
Income tax benefit	1.0	1.3	0.5
Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Board. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy's performance over stated performance periods. Compensation expense for performance shares is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.
The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2012, inputs for expected volatility, dividend yield and risk-free rates ranged from 20%-21%, 4.27%-4.32%, and 0.33%-0.40%, respectively.

Performance share activity for 2012 is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance	442,042	$21.06
Granted	164,158	19.37
Forfeited	(74,923)	20.10
Performance adjustment	(160,717)	15.04
Ending balance	370,560	23.05
* weighted-average
At December 31, 2012, the remaining weighted-average contractual term was 0.9 years.  The weighted-average grant-date fair value of shares granted was $19.37, $26.15 and $23.37 in 2012, 2011 and 2010, respectively. At December 31, 2012, there was $1.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no performance shares earned and paid in 2012. The total fair value of performance shares earned and paid in 2011 was $0.8 million. The total fair value of performance shares earned and paid in 2010 was insignificant.
Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions. Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized over the stated vesting period. Restricted stock activity for 2012 is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance	386,183	$17.06
Granted and issued	165,910	19.75
Vested	(206,838)	15.78
Forfeited	(67,816)	19.49
Ending balance	277,439	19.03
* weighted-average
At December 31, 2012, the remaining weighted-average contractual term was 1.5 years.  The weighted-average grant-date fair value of shares granted was $19.75, $19.03 and $17.80 in 2012, 2011 and 2010, respectively.  At December 31, 2012, there was $2.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $3.3 million, $2.6 million and $7.3 million in 2012, 2011 and 2010, respectively.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy's common stock as part of their annual retainer. Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board. Director Deferred Share Units have a value equal to the market value of Great Plains Energy's common stock on the grant date with accruing dividends. Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date. The total fair value of shares of Director Deferred Share Units issued was insignificant for 2012 and 2011. Director Deferred Share Units activity for 2012 is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance	54,231	$20.19
Issued	15,587	20.96
Ending balance	69,818	20.36
* weighted-average
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in December 2016.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2012, Great Plains Energy was in compliance with this covenant.  At December 31, 2012, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.  At December 31, 2011, Great Plains Energy had $22.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued letters of credit totaling $11.6 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2012, KCP&L was in compliance with this covenant.  At December 31, 2012, KCP&L had $361.0 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, KCP&L had $227.0 million of commercial paper outstanding at a weighted-average interest rate of 0.50%, had issued letters of credit totaling $21.5 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO, Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2012, GMO was in compliance with this covenant.  At December 31, 2012, GMO had

$169.1 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2011, GMO had $40.0 million of commercial paper outstanding at a weighted-average interest rate of 0.88%, had issued letters of credit totaling $13.2 million and had no outstanding cash borrowings under the credit facility.
11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2012	2011
KCP&L		(millions)
General Mortgage Bonds
4.97% EIRR bonds(a)	2015-2035	$106.9	$119.3
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other	2013-2018	2.6	2.9
Current maturities		(0.4)	(12.7)
Unamortized discount		(4.0)	(4.2)
Total KCP&L excluding current maturities(c)		1,901.7	1,901.9
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2013-2021	10.1	11.2
GMO Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.301% Wamego Series 1996(d)	2026	7.3	7.3
0.303% State Environmental 1993(d)	2028	5.0	5.0
GMO Senior Notes
8.27% Series	2021	80.9	80.9
11.875% Series		—	500.0
Fair Value Adjustment		—	16.3
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy 2.75% Senior Notes (3.67% rate)(b)	2013	250.0	250.0
Great Plains Energy 6.875% Senior Notes (7.33% rate)(b)	2017	100.0	100.0
Great Plains Energy 4.85% Senior Notes (7.34% rate)(b)	2021	350.0	350.0
Great Plains Energy 5.292% Senior Notes	2022	287.5	—
Great Plains Energy 10.00% Equity Units Subordinated Notes		—	287.5
Current maturities		(262.7)	(788.7)
Unamortized discount and premium, net		5.4	(0.7)
Total Great Plains Energy excluding current maturities(c)		$2,756.8	$2,742.3

(a)	Weighted-average interest rates at December 31, 2012

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Does not include $39.5 million EIRR Series 1993B, $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR Series 2007 A-2 bonds because the bonds have been repurchased and are held by KCP&L

(d)	Variable rate
Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2012	2011	2010
	(millions)
KCP&L	$2.9	$3.6	$2.8
Other Great Plains Energy	2.6	4.5	3.6
Total Great Plains Energy	$5.5	$8.1	$6.4
KCP&L General Mortgage Bonds and EIRR Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture). The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant.
In 2011, KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds. As of December 31, 2012, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L. KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.
Mortgage bonds totaling $630.1 million and $642.5 million were outstanding at December 31, 2012 and 2011, respectively.
KCP&L Municipal Bond Insurance Policies
KCP&L's EIRR Bonds Series 2007 A-1, 2007 A-2 and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC). The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy. The policy also restricts the amount of secured debt KCP&L may issue. In 2009, because KCP&L issued debt secured by liens not permitted by the agreement or resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization, KCP&L was required to issue and deliver collateral to FGIC in the form of $146.5 million of Mortgage Bonds Series 2007 EIRR Issuer due 2035. The bonds are not incremental debt for KCP&L but collateralize FGIC's claim on KCP&L if FGIC was required to meet its obligation under the insurance agreement.
KCP&L's secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2012, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured EIRR Bond Series 2005 also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on substantially all of GMO's L&P division utility plant. Mortgage bonds totaling $10.1 million and $11.2 million, respectively, were outstanding at December 31, 2012 and 2011.
GMO Senior Notes
The fair value adjustment represents the purchase accounting adjustment to record GMO's debt that was not fully reflected in electric retail rates as of the July 14, 2008, acquisition of GMO by Great Plains Energy, at estimated fair value, with the offset recorded to goodwill. The fair value adjustment was amortized as a reduction to interest expense over the remaining life of the individual debt issues. Amortization for 2012, 2011 and 2010 was $16.3 million, $33.6 million and $34.6 million, respectively.
In July 2012, GMO repaid its $500.0 million 11.875% Senior Notes at maturity.
Great Plains Energy Equity Units
In 2009, Great Plains Energy issued $287.5 million of Equity Units. Equity Units, each with a stated amount of $50, initially consisted of a 5% undivided beneficial interest in $1,000 principal amount of 10.00% subordinated notes due June 15, 2042, and a purchase contract requiring the holder to purchase the Company's common stock by June 15, 2012 (the settlement date).
In March 2012, Great Plains Energy remarketed $287.4 million of its 10% subordinated notes that were originally issued as components of the Equity Units as senior notes at a new interest rate of 5.292%. The 5.292% Senior Notes mature in June 2022. Great Plains Energy did not receive any proceeds from the remarketing. Proceeds from the remarketing were used to purchase a portfolio of U.S. Treasury securities that were pledged as collateral to secure the Equity Unit holders' obligation under the purchase contract. There were $0.1 million of purchase contracts that settled early and did not participate in the remarketing.
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
Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2013	2014	2015	2016	2017
	(millions)
Great Plains Energy	$263.1	$1.5	$15.5	$1.6	$382.6
KCP&L	0.4	0.4	14.4	0.4	281.5

12. COMMON SHAREHOLDERS' EQUITY
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that was filed and became effective in March 2012.
Great Plains Energy has 6.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2012, 1.5 million shares remained available for future issuances.
Great Plains Energy has 14.3 million shares of common stock registered with the SEC for a defined contribution savings plan. Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2012, 2.0 million shares remained available for future issuances.
Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company's Long-Term Incentive Plan.
Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress). Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.
As of December 31, 2012, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2012. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.
13. PREFERRED STOCK
At December 31, 2012, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy's articles of incorporation. All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value. If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices. If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.
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
Great Plains Energy's and KCP&L's current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with the currently-effective Clean Air Interstate Rule (CAIR), the replacement to CAIR or the Cross-State Air Pollution Rule (CSAPR), the best available retrofit technology (BART) rule, the SO2 National Ambient Air Quality Standard (NAAQS), the industrial boiler rule and the Mercury and Air Toxics Standards (MATS) rule, (all of which are discussed below) is approximately $1 billion.  The actual cost of compliance with any existing, proposed or future rules may be significantly different from the cost estimate provided.
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
In September 2011, KCP&L commenced construction of the La Cygne projects and at December 31, 2012, had incurred approximately $234 million of cash capital expenditures, which is included in the approximate $1 billion estimate above.  Other capital projects at KCP&L's Montrose Nos. 1 and 2 and GMO's Sibley Nos. 1 and 2 and Lake Road No. 4/6 are possible but are currently considered less likely.  The Companies are continuously evaluating the approximate $1 billion estimate and the capital projects contained therein.  Any capacity and energy requirements resulting from a decision not to proceed with the less likely projects are currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.
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
Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR)
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri, accomplished through statewide caps.  Great Plains Energy's and KCP&L's fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.
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

The CSAPR required states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  Compliance with the CSAPR was scheduled to begin in 2012.  Multiple states, utilities and other parties, including KCP&L, filed requests for reconsideration and stays with the EPA and/or the D.C. Circuit Court. In August 2012, the D.C. Circuit Court issued its opinion in which it vacated the CSAPR and remanded the rule to the EPA to revise in accordance with its opinion. The D.C. Circuit Court directed the EPA to continue to administer the CAIR until a valid replacement is promulgated.
Best Available Retrofit Technology (BART) Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L's La Cygne Nos. 1 and 2 in Kansas; KCP&L's Iatan No. 1, in which GMO has an 18% interest, and KCP&L's Montrose No. 3 in Missouri; GMO's Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri; and Westar Energy, Inc.'s (Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have approved BART plans.
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L's 50% share of the estimated cost is $615 million.  KCP&L began the project in September 2011.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three to four years for compliance.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. The rule allows three to four years for compliance.

New Source Review
The Clean Air Act's New Source Review program requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA and agreed to install a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014. The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures. Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units by the end of 2016. Westar has informed the EPA that they believe that the terms of the settlement can be met through the installation of less expensive NOx reduction equipment rather than a second SCR system.  GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2011, the MDNR recommended to the EPA that part of Jackson County, Missouri, which is in the Companies' service territory, be designated a nonattainment area for the new 1-hour SO2 standard. The EPA has not yet made its final designation.
Particulate Matter (PM) NAAQS
In December 2012, the EPA strengthened the annual primary NAAQS for fine particulate matter (PM2.5). With the final rule, the EPA provided recent ambient air monitoring data for the Kansas City area indicating it would be in attainment of the revised fine particle standard. States will now make recommendations to designate areas as meeting the standards or not meeting them with the EPA making the final designation.
Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 19 million tons per year for Great Plains Energy and KCP&L, respectively.
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
A Kansas law enacted in May 2009 required Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011 increasing to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 required at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO) required to come from solar resources.
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

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.
Additionally, the EPA plans to revise the existing standards for water discharges from coal-fired power plants with a proposed rule in April 2013 and final action in May 2014.  Until a rule is proposed and finalized, the financial and operational impacts to Great Plains Energy and KCP&L cannot be determined.
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
At December 31, 2012 and 2011, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at December 31, 2012 and 2011, Great Plains Energy had $2.0 million and $2.1 million, respectively, accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.6 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2012	2011	2010
	(millions)
Great Plains Energy	$21.8	$20.9	$17.2
KCP&L	17.7	17.0	13.2
Great Plains Energy's and KCP&L's contractual commitments at December 31, 2012, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2013	2014	2015	2016	2017	After 2017	Total
Lease commitments	(millions)
Operating lease	$16.8	$14.9	$13.7	$9.9	$9.6	$146.5	$211.4
Capital lease	0.4	0.4	0.4	0.4	0.4	4.9	6.9
Purchase commitments
Fuel	323.2	209.9	104.9	66.7	36.7	85.4	826.8
Power	39.3	44.9	44.9	44.9	43.5	651.5	869.0
Capacity	11.3	3.3	3.0	1.2	—	—	18.8
La Cygne environmental project	329.0	129.6	4.4	—	—	—	463.0
Non-regulated natural gas transportation	3.2	3.6	3.6	3.6	0.9	—	14.9
Other	124.7	34.0	27.2	15.2	6.3	43.3	250.7
Total contractual commitments	$847.9	$440.6	$202.1	$141.9	$97.4	$931.6	$2,661.5

KCP&L
	2013	2014	2015	2016	2017	After 2017	Total
Lease commitments	(millions)
Operating lease	$14.5	$13.1	$12.3	$9.8	$9.6	$146.4	$205.7
Capital lease	0.2	0.2	0.2	0.2	0.2	2.5	3.5
Purchase commitments
Fuel	261.7	177.6	91.8	61.4	36.7	85.4	714.6
Power	29.2	34.8	34.8	34.8	34.8	464.3	632.7
Capacity	2.9	2.9	3.0	1.2	—	—	10.0
La Cygne environmental project	329.0	129.6	4.4	—	—	—	463.0
Other	118.8	33.2	26.4	14.4	5.5	34.2	232.5
Total contractual commitments	$756.3	$391.4	$172.9	$121.8	$86.8	$732.8	$2,262.0
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.0 million per year from 2013 to 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $10.3 million.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.9 million for 2013 and $4.3 million per year from 2014 to 2016. La Cygne environmental project represents 100% of the contractual commitments related to environmental upgrades at KCP&L's La Cygne Station. KCP&L owns 50% of the La Cygne Station and expects to be reimbursed by the other owner for its 50% share of the costs. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.
15. LEGAL PROCEEDINGS
KCP&L Spent Nuclear Fuel and Radioactive Waste
In January 2004, KCP&L and the other two Wolf Creek owners filed a lawsuit against the United States in the U.S. Court of Federal Claims seeking $14.1 million of damages resulting from the government's failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  The Wolf Creek case was tried before a U.S. Court of Federal Claims judge in June 2010 and a decision was issued in November 2010 granting KCP&L and the other two Wolf Creek owners $10.6 million ($5.0 million KCP&L share) in damages.  In January 2011, KCP&L and the other two Wolf Creek owners as well as the United States filed appeals of the decision to the U.S. Court of Appeals for the Federal Circuit.  On July 12, 2012, a three-judge panel of the Court of Appeals issued a decision reversing in part the trial court's decision and directing that the original award be increased by $2.1 million ($1.0 million KCP&L share).  On November 1, 2012, the trial court amended its judgment to comply with the Court of Appeals decision. KCP&L received payment of the $6.0 million award in February 2013.
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

16. GUARANTEES
In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. The majority of these agreements guarantee the Company's own future performance, so a liability for the fair value of the obligation is not recorded.

At December 31, 2012, Great Plains Energy has provided $155.1 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2014,

•	Great Plains Energy letters of credit to GMO counterparties totaling $1.8 million, which expire in 2013, and

•	Great Plains Energy guarantee of GMO long-term debt totaling $112.6 million, which includes debt with maturity dates ranging from 2013-2023.

Great Plains Energy has also guaranteed GMO's $450 million revolving line of credit with a group of banks expiring in December 2016. At December 31, 2012, GMO had $169.1 million of commercial paper outstanding, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under this credit facility.
17. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost.  These costs totaled $103.7 million for 2012, $108.4 million for 2011 and $100.9 million for 2010.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $29.4 million, $18.2 million and $10.6 million in 2012, 2011 and 2010, respectively. KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L's related party receivables and payables.

	December 31
	2012	2011
	(millions)
Net receivable from GMO	$26.2	$24.1
Net receivable from Great Plains Energy	13.8	9.5
18. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management's interest rate risk management strategy uses derivative instruments to adjust Great Plains Energy's and KCP&L's liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, Great Plains Energy and KCP&L use derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the NPNS election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for GMO's utility operations that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2012, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to its counterparties.

Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2012, KCP&L had fully hedged 2013 and had hedged 81% of the 2014 projected natural gas usage for retail load and firm MWh sales by utilizing futures contracts.  KCP&L has designated the natural gas hedges as cash flow hedges.  The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  KCP&L has not recorded any ineffectiveness on natural gas hedges in 2012, 2011 or 2010.
GMO's risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At December 31, 2012, GMO had financial contracts in place to hedge approximately 84%, 17% and 2% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2013, 2014 and 2015, respectively.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO's FAC.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	December 31
	2012		2011
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$1.0	$(0.2)	$2.0	$(0.5)
Non-hedging derivatives	17.9	(2.8)	23.6	(5.0)
Forward contracts
Non-hedging derivatives	65.5	6.5	97.3	7.8
Option contracts
Non-hedging derivatives	—	—	0.4	—
KCP&L
Futures contracts
Cash flow hedges	$1.0	$(0.2)	$2.0	$(0.5)

The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.5	2.8
Total Derivatives		$6.5	$3.0

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.5
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.8	5.0
Total Derivatives		$7.8	$5.5

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$0.2

December 31, 2011
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.5

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
2012	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(20.2)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	8.1
Total	$(0.1)	Total	$(12.6)
2011
Interest rate contracts	$(5.3)	Interest charges	$(16.9)
Commodity contracts	(0.6)	Fuel	(0.1)
Income tax benefit	2.3	Income tax benefit	6.6
Total	$(3.6)	Total	$(10.4)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
2012	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(8.7)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	3.5
Total	$(0.1)	Total	$(5.7)
2011
Interest rate contracts	$—	Interest charges	$(8.7)
Commodity contracts	(0.6)	Fuel	(0.1)
Income tax benefit	0.2	Income tax benefit	3.4
Total	$(0.4)	Total	$(5.4)

The following table summarizes the amount of loss recognized in a regulatory asset or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss) Recognized in Regulatory Asset on Derivatives	Income Statement Classification	Amount
2012	(millions)		(millions)
Commodity contracts	$(2.7)	Fuel	$(6.6)
Total	$(2.7)	Total	$(6.6)
2011
Commodity contracts	$(8.3)	Fuel	$(3.8)
Total	$(8.3)	Total	$(3.8)
Great Plains Energy's income statement reflects losses for the change in fair value of the MPS Merchant commodity contract derivatives not designated as hedging instruments of $1.3 million for 2012 and $1.1 million for 2011.
The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2012	2011	2012	2011
	(millions)
Current assets	$10.6	$11.3	$10.6	$11.3
Current liabilities	(68.4)	(89.5)	(52.8)	(62.5)
Noncurrent liabilities	(0.1)	(0.2)	(0.1)	(0.2)
Deferred income taxes	22.5	30.5	16.5	20.0
Total	$(35.4)	$(47.9)	$(25.8)	$(31.4)
Great Plains Energy's accumulated OCI in the table above at December 31, 2012, includes $20.4 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at December 31, 2012, includes $8.9 million that is expected to be reclassified to expenses over the next twelve months.

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
Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets and liabilities categorized within this level consist of Great Plains Energy's and KCP&L's various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L's decommissioning trust fund and GMO's SERP rabbi trusts.
Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets categorized within this level consist of Great Plains Energy's and KCP&L's various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities and fixed income funds within KCP&L's decommissioning trust fund and GMO's SERP rabbi trusts.
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

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011.

			Fair Value Measurements Using
Description	December 31 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$100.1	$—	$100.1	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	26.8	—	—	26.8	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	151.8	—	118.6	33.2	—
Total	151.8	—	118.6	33.2	—
Liabilities
Derivative instruments (b)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$6.5	$—	$—	$4.2	$2.3
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	20.2	—	—	20.2	—
Total SERP rabbi trusts	20.3	—	0.1	20.2	—
Total	26.8	—	0.1	24.4	2.3
Liabilities
Derivative instruments (b)	—	(2.8)	2.8	—	—
Total	$—	$(2.8)	$2.8	$—	$—
Great Plains Energy
Assets
Derivative instruments (b)	$6.5	$—	$—	$4.2	$2.3
Nuclear decommissioning trust (a)	151.8	—	118.6	33.2	—
SERP rabbi trusts (c)	20.3	—	0.1	20.2	—
Total	178.6	—	118.7	57.6	2.3
Liabilities
Derivative instruments (b)	—	(3.0)	3.0	—	—
Total	$—	$(3.0)	$3.0	$—	$—

			Fair Value Measurements Using
Description	December 31 2011	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$84.3	$—	$84.3	$—	$—
Debt securities
U.S. Treasury	15.3	—	15.3	—	—
U.S. Agency	3.6	—	—	3.6	—
State and local obligations	2.6	—	—	2.6	—
Corporate bonds	26.4	—	—	26.4	—
Foreign governments	0.7	—	—	0.7	—
Other	(0.6)	—	—	(0.6)	—
Total nuclear decommissioning trust	132.3	—	99.6	32.7	—
Total	132.3	—	99.6	32.7	—
Liabilities
Derivative instruments (b)	—	(0.5)	0.5	—	—
Total	$—	$(0.5)	$0.5	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$7.8	$—	$—	$4.7	$3.1
SERP rabbi trusts (c)
Equity securities	0.2	—	0.2	—	—
Debt securities	0.1	—	—	0.1	—
Total SERP rabbi trusts	0.3	—	0.2	0.1	—
Total	8.1	—	0.2	4.8	3.1
Liabilities
Derivative instruments (b)	—	(5.0)	5.0	—	—
Total	$—	$(5.0)	$5.0	$—	$—
Great Plains Energy
Assets
Derivative instruments (b)	$7.8	$—	$—	$4.7	$3.1
Nuclear decommissioning trust (a)	132.3	—	99.6	32.7	—
SERP rabbi trusts (c)	0.3	—	0.2	0.1	—
Total	140.4	—	99.8	37.5	3.1
Liabilities
Derivative instruments (b)	—	(5.5)	5.5	—	—
Total	$—	$(5.5)	$5.5	$—	$—

(a)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.9 million and $3.0 million at December 31, 2012 and 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(b)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.

(c)
Fair value is based on quoted market prices and/or valuation models for equity and debt securities and NAV per share for fixed income funds. The total does not include $0.1 million and $20.3 million at December 31, 2012 and 2011, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At December 31, 2012 and 2011, Great Plains Energy netted $3.0 million and $5.5 million, respectively, of cash collateral posted with counterparties.

The following table reconciles the beginning and ending balances for all Level 3 assets and liabilities, net, measured at fair value on a recurring basis for 2012 and 2011.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2012	2011
	Derivative Instruments
	(millions)
Balance at January 1	$3.1	$3.7
Total realized/unrealized gains included in non-operating income	8.2	10.9
Settlements	(9.0)	(11.5)
Balance at December 31	$2.3	$3.1
Total unrealized losses included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at December 31	$(0.4)	$(0.2)

20. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2012	2011	2010
Current income taxes	(millions)
Federal	$(3.2)	$2.9	$(7.4)
State	(6.3)	(6.0)	(4.3)
Foreign	—	(0.4)	0.1
Total	(9.5)	(3.5)	(11.6)
Deferred income taxes
Federal	96.3	90.5	99.8
State	24.9	20.7	24.0
Total	121.2	111.2	123.8
Noncurrent income taxes
Federal	(0.2)	(18.0)	(4.8)
State	(0.3)	(2.1)	(1.8)
Foreign	(4.2)	(0.6)	0.5
Total	(4.7)	(20.7)	(6.1)
Investment tax credit
Deferral	—	—	(4.2)
Amortization	(2.4)	(2.2)	(2.9)
Total	(2.4)	(2.2)	(7.1)
Income tax expense	$104.6	$84.8	$99.0

KCP&L	2012	2011	2010
Current income taxes	(millions)
Federal	$13.1	$1.0	$5.5
State	2.0	(0.6)	1.1
Total	15.1	0.4	6.6
Deferred income taxes
Federal	48.8	66.0	69.8
State	11.4	14.6	13.4
Total	60.2	80.6	83.2
Noncurrent income taxes
Federal	1.7	(9.3)	(1.6)
State	0.1	(1.1)	(0.3)
Total	1.8	(10.4)	(1.9)
Investment tax credit
Deferral	—	—	(4.2)
Amortization	(1.8)	(1.5)	(2.1)
Total	(1.8)	(1.5)	(6.3)
Income tax expense	$75.3	$69.1	$81.6
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	1.2	1.5	(1.7)
Amortization of investment tax credits	(0.8)	(0.8)	(0.9)
Federal income tax credits	(3.1)	(5.0)	(4.1)
State income taxes	4.0	4.0	3.7
Medicare Part D subsidy legislation	—	—	0.9
Changes in uncertain tax positions, net	(1.5)	(1.7)	0.1
Valuation allowance	—	(0.8)	(0.9)
Other	(0.5)	0.5	(0.3)
Effective income tax rate	34.3%	32.7%	31.8%

KCP&L	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	1.3	1.6	(1.8)
Amortization of investment tax credits	(0.8)	(0.7)	(0.9)
Federal income tax credits	(4.3)	(6.3)	(3.5)
State income taxes	4.1	3.9	3.6
Medicare Part D subsidy legislation	—	—	1.1
Changes in uncertain tax positions, net	—	0.1	—
Other	(0.6)	0.2	(0.2)
Effective income tax rate	34.7%	33.8%	33.3%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2012	2011	2012	2011
Current deferred income tax asset (liability)	(millions)
Net operating loss carryforward	$77.8	$—	$—	$—
Other	12.7	7.9	4.6	(0.1)
Net current deferred income tax asset (liability) before valuation allowance	90.5	7.9	4.6	(0.1)
Valuation allowance	(2.0)	(0.4)	—	—
Net current deferred income tax asset (liability)	88.5	7.5	4.6	(0.1)
Noncurrent deferred income taxes
Plant related	(1,297.2)	(1,193.6)	(930.7)	(861.6)
Income taxes on future regulatory recoveries	(138.3)	(144.3)	(114.7)	(119.6)
Derivative instruments	37.7	43.3	27.4	31.1
Pension and post-retirement benefits	(26.6)	(34.2)	(3.4)	(11.7)
SO2 emission allowance sales	29.7	31.1	30.4	31.9
Fuel recovery mechanisms	(8.6)	(17.2)	(3.5)	(5.4)
Transition costs	(13.3)	(17.4)	(7.3)	(9.6)
Tax credit carryforwards	217.5	213.7	126.3	116.8
Long-term debt fair value adjustment	—	6.3	—	—
Customer demand programs	(28.7)	(26.4)	(19.2)	(18.6)
Net operating loss carryforward	439.4	543.7	72.4	77.9
Other	(22.2)	(10.1)	(14.1)	(3.9)
Net noncurrent deferred income tax liability before valuation allowance	(810.6)	(605.1)	(836.4)	(772.7)
Valuation allowance	(21.8)	(23.5)	—	—
Net noncurrent deferred income tax liability	(832.4)	(628.6)	(836.4)	(772.7)
Net deferred income tax liability	$(743.9)	$(621.1)	$(831.8)	$(772.8)

	Great Plains Energy		KCP&L
December 31	2012	2011	2012	2011
	(millions)
Gross deferred income tax assets	$1,209.8	$1,203.6	$656.9	$618.7
Gross deferred income tax liabilities	(1,953.7)	(1,824.7)	(1,488.7)	(1,391.5)
Net deferred income tax liability	$(743.9)	$(621.1)	$(831.8)	$(772.8)
Tax Credit Carryforwards
At December 31, 2012 and 2011, Great Plains Energy had $127.6 million and $118.0 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2012 and 2011, KCP&L had $126.3 million and $116.8 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2032.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2012 and 2011, Great Plains Energy had $87.9 million and $91.0 million, respectively, of federal alternative minimum tax credit carryforwards.  Of these amounts, $87.6 million and $89.8 million, at December 31,

2012 and 2011, respectively, were acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.
At December 31, 2012 and 2011, Great Plains Energy had $2.0 million and $4.7 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the Company's Missouri affordable housing investment portfolio, and the carryforwards expire in the years 2013 to 2016.  Management expects that a portion of these credits will expire unutilized and has provided a valuation allowance against $0.1 million of the state income tax benefit.
Net Operating Loss Carryforwards
At December 31, 2012 and 2011, Great Plains Energy had $451.1 million and $473.1 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $304.8 million and $315.7 million, at December 31, 2012 and 2011, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $21.7 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $23.8 million originating in 2009, $12.0 million originating in 2010 and $110.1 million originating in 2011.  The federal NOL carryforwards expire in years 2023 to 2031.
In addition, Great Plains Energy also had deferred tax benefits of $66.1 million and $70.6 million related to state NOLs as of December 31, 2012 and 2011, respectively.  Of these amounts, approximately $47.9 million and $49.9 million at December 31, 2012 and 2011, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $23.3 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $23.3 million of state tax benefits.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. The new law extends the 50% bonus depreciation election to 2013. Due to the additional deductions available for income tax purposes with the extension of bonus depreciation, the Company expects to reduce the current deferred income tax asset for NOLs from $77.8 million at December 31, 2012, to a range of approximately zero to $10.0 million in the first quarter of 2013. The reduction to the current deferred income tax asset for NOLs will be offset by an increase to the noncurrent deferred income tax asset for NOLs, which should result in no impact to net income.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for state tax NOL carryforwards, and tax credit carryforwards.

There was no change to the total valuation allowance in 2012. During 2011, a $2.7 million tax benefit was recorded and primarily related to a portion of the valuation allowance against state NOL carryforwards.
Uncertain Tax Positions
At December 31, 2012 and 2011, Great Plains Energy had $21.4 million and $24.0 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $7.3 million and $11.8 million at December 31, 2012 and 2011, respectively, are expected to impact the effective tax rate if recognized.  The $2.6 million decrease in unrecognized tax benefits is primarily due to a decrease of $4.5 million of unrecognized tax benefits related to former GMO non-regulated operations.
At December 31, 2010, Great Plains Energy had $42.0 million of liabilities related to unrecognized tax benefits of which $17.3 million was expected to impact the effective tax rate if recognized.  The $18.0 million decrease in unrecognized tax benefits in 2011 is primarily due to a decrease of $18.4 million related to the settlement of the IRS audit for Great Plains Energy's 2006-2008 tax years. The $18.4 million tax benefit recognized related to the 2006-2008 audit was offset by an increase of $16.4 million in deferred income tax liabilities since a significant portion of the unrecognized tax benefits were related to temporary tax differences, which resulted in an increase to net income of $2.0 million.

At December 31, 2012 and 2011, KCP&L had $10.5 million and $8.7 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, none and $0.2 million at December 31, 2012 and 2011, respectively, are expected to impact the effective tax rate if recognized.  The $1.8 million increase in unrecognized tax benefits is primarily due to an increase of $3.6 million related to temporary tax differences for the current tax year.
At December 31, 2010, KCP&L had $19.1 million of liabilities related to unrecognized tax benefits of which $0.3 million was expected to impact the effective rate if recognized. The $10.4 million decrease in unrecognized tax benefits in 2011 was primarily due to a decrease of $12.1 million related to the settlement of the IRS audit for Great Plains Energy's 2006-2008 tax years. The tax benefit recognized related to the 2006-2008 audit was offset by an increase in deferred income tax liabilities which resulted in an insignificant impact to net income.
The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy			KCP&L
	2012	2011	2010	2012	2011	2010
	(millions)
Beginning balance January 1	$24.0	$42.0	$51.4	$8.7	$19.1	$20.9
Additions for current year tax positions	3.7	1.4	2.7	3.6	—	1.3
Additions for prior year tax positions	—	2.4	2.1	—	2.3	1.5
Reductions for prior year tax positions	(1.8)	(20.9)	(10.6)	(1.6)	(12.6)	(1.6)
Settlements	—	—	(3.8)	—	—	(2.9)
Statute expirations	(4.7)	(0.7)	(0.3)	(0.2)	(0.1)	(0.1)
Foreign currency translation adjustments	0.2	(0.2)	0.5	—	—	—
Ending balance December 31	$21.4	$24.0	$42.0	$10.5	$8.7	$19.1
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2012, 2011 and 2010, accrued interest related to unrecognized tax benefits for Great Plains Energy was $3.5 million, $5.7 million and $6.7 million, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy was $0.7 million at December 31, 2012, and $1.1 million at December 31, 2011 and 2010. In 2012 and 2011, Great Plains Energy recognized a decrease of $2.3 million and $0.9 million, respectively, of interest expense related to unrecognized tax benefits. In 2010, Great Plains Energy recognized an increase of interest expense related to unrecognized tax benefits of $0.5 million.
KCP&L had accrued interest related to unrecognized tax benefits of $0.1 million, $0.2 million and $1.4 million, at December 31, 2012, 2011 and 2010, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant. In 2012, 2011 and 2010, KCP&L recognized a decrease of $0.1 million, $1.2 million and $0.3 million, respectively, of interest expense related to unrecognized tax benefits.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  The Company estimates that it is reasonably possible that $5.5 million and $4.4 million for Great Plains Energy and KCP&L, respectively, of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.
Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.

21. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations and unallocated corporate charges.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,309.9	$—	$—	$2,309.9
Depreciation and amortization	(272.3)	—	—	(272.3)
Interest charges	(197.3)	(67.3)	43.8	(220.8)
Income tax (expense) benefit	(122.0)	17.4	—	(104.6)
Net income (loss) attributable to Great Plains Energy	216.6	(16.7)	—	199.9

2011	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,318.0	$—	$—	$2,318.0
Depreciation and amortization	(273.1)	—	—	(273.1)
Interest charges	(176.9)	(67.2)	25.7	(218.4)
Income tax (expense) benefit	(109.3)	24.5	—	(84.8)
Net income (loss) attributable to Great Plains Energy	199.9	(25.5)	—	174.4

2010	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,255.5	$—	$—	$2,255.5
Depreciation and amortization	(331.6)	—	—	(331.6)
Interest charges	(143.1)	(45.5)	3.8	(184.8)
Income tax (expense) benefit	(123.3)	24.3	—	(99.0)
Net income (loss) attributable to Great Plains Energy	235.3	(23.6)	—	211.7

	Electric Utility	Other	Eliminations	Great Plains Energy
2012	(millions)
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures	610.2	—	—	610.2
2011
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures	456.6	—	—	456.6
2010
Assets	$9,152.7	$66.3	$(400.8)	$8,818.2
Capital expenditures	618.1	—	—	618.1

22. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2012, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,483.6	$504.5	$667.5	$1,297.9	$374.9	$167.2
Accumulated depreciation	801.1	308.6	264.9	294.7	42.9	75.2
Nuclear fuel, net	81.3	—	—	—	—	—
Construction work in progress	99.8	262.0	14.1	5.7	25.9	6.3
2013 accredited capacity-MWs	547	711	620	641	NA	172

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,483.6	$504.5	$541.3	$987.2	$295.3
Accumulated depreciation	801.1	308.6	217.6	279.6	36.8
Nuclear fuel, net	81.3	—	—	—	—
Construction work in progress	99.8	262.0	5.5	4.5	6.9
2013 accredited capacity-MWs	547	711	493	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.

23. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2012	(millions, except per share amounts)
Operating revenue	$479.7	$603.6	$746.2	$480.4
Operating income	49.0	150.0	277.0	62.9
Net income (loss)	(9.3)	58.1	146.4	4.7
Net income (loss) attributable to Great Plains Energy	(9.1)	58.1	146.2	4.7
Basic and diluted earnings (loss) per common share	(0.07)	0.41	0.95	0.03
2011
Operating revenue	$492.9	$565.1	$773.7	$486.3
Operating income	41.2	115.6	262.7	60.3
Net income	2.3	43.4	126.6	1.9
Net income attributable to Great Plains Energy	2.4	43.4	126.5	2.1
Basic earnings per common share	0.02	0.32	0.93	0.01
Diluted earnings per common share	0.01	0.31	0.91	0.01

	Quarter
KCP&L	1st	2nd	3rd	4th
2012	(millions)
Operating revenue	$327.0	$409.1	$508.0	$335.8
Operating income	31.6	99.9	177.8	39.4
Net income	2.3	43.7	90.2	5.4
2011
Operating revenue	$330.8	$383.4	$506.3	$337.8
Operating income	26.5	77.8	169.2	47.7
Net income	4.0	33.4	85.4	12.7
Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, common shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 28, 2013

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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2012.  Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2012, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 28, 2013

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2012.  Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2012, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 28, 2013

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2013 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than March 28, 2013:

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

•	Information regarding the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance - Committees of the Board.”
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
ITEM 11. EXECUTIVE COMPENSATION
Great Plains Energy
The information required by this item contained in the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Independence - Compensation Committee Interlocks and Insider Participation” of the Proxy Statement is incorporated by reference.

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
Equity Compensation Plans
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.

KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy's Long-Term Incentive Plan.
The following table provides information, as of December 31, 2012, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	441,690 (1)	$27.73 (2)	5,481,675
Equity compensation plans not approved by security holders	—	—	—
Total	441,690 (1)	$27.73 (2)	5,481,675

(1)
Includes 370,560 performance shares at target performance levels, options for 1,312 shares of Great Plains Energy common stock and director deferred share units for 69,818 shares of Great Plains Energy common stock outstanding at December 31, 2012.

(2)
The 370,560 performance shares and director deferred share units for 69,818 shares of Great Plains Energy common stock have no exercise price and therefore are not reflected in the weighted average exercise price.

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
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2012 and 2011 and for other services rendered during 2012 and 2011 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2012	2011
Audit Fees	$1,145,140	$1,125,215
Audit-Related Fees	76,740	70,750
Tax Fees	106,222	231,643
All Other Fees	—	91,975
Total Fees	$1,328,102	$1,519,583
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
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted policies and procedures for the pre-approval of all audit services, audit-related services, tax services and other services to be provided by the independent registered public accounting firm for KCP&L.  The Audit Committee's policy is to pre-approve all audit, audit-related, tax or other services to be provided by the independent registered public accounting firm.  Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to the aggregate fee levels it sets. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. The Audit Committee, as well, may specifically approve audit, audit-related, tax or other services on a case-by-case basis. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Company provides quarterly updates to the Audit Committee regarding actual fees spent with respect to pre-approved services.  The Chairman of the Audit Committee may pre-approve audit, audit-related, tax and other services provided by the independent registered public accounting firm as required between meetings and report such pre-approval at the next Audit Committee meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	133

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	136

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	137

Exhibits

Exhibit Number		Description of Document	Registrant

3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy

3.2	*	Amended and Restated By-laws of Great Plains Energy Incorporated, as amended December 11, 2012 (Exhibit 3.1 to Form 8-K filed on December 17, 2012).	Great Plains Energy

3.3	*	Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of October 26, 2010 (Exhibit 3.3 to Form 10-K for the year ended December 31, 2010).	KCP&L

3.4	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 11, 2012 (Exhibit 3.3 to Form 8-K filed on December 17, 2012).	KCP&L

4.1	*	Indenture, dated as of June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.2	*	First Supplemental Indenture, dated as of June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.3	*
Second Supplemental Indenture, dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 26, 2007).
Great Plains Energy

4.4	*
Third Supplemental Indenture, dated as of August 13, 2010, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on August 13, 2010).
Great Plains Energy

4.5	*
Fourth Supplemental Indenture, dated as of May 19, 2011, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2011).
Great Plains Energy

4.6	*
Subordinated Indenture, dated as of May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.7	*
Supplemental Indenture No. 1, dated as of May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.8	*
Supplemental Indenture No. 2, dated as of March 22, 2012, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on March 23, 2012).
Great Plains Energy

4.9	*
Purchase Contract and Pledge Agreement, dated as of May 18, 2009, among Great Plains Energy Incorporated, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.3 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.10	*
First Supplemental Purchase Contract and Pledge Agreement, dated as of March 19, 2012, among Great Plains Energy Incorporated, The Bank of New York Mellon Trust Company, N.A., as purchase contract agent and The Bank of New York Mellon Trust Company, N.A., as collateral agent, custodial agent and securities intermediary (Exhibit 4.2 to Form 8-K filed on March 23, 2012).
Great Plains Energy

4.11	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Great Plains Energy

4.12	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Great Plains Energy

4.13	*
General Mortgage and Deed of Trust, dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
Great Plains Energy KCP&L

4.14	*
Fifth Supplemental Indenture, dated as of September 15, 1992, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1992).
Great Plains Energy KCP&L

4.15	*
Seventh Supplemental Indenture, dated as of October 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1993).
Great Plains Energy KCP&L

4.16	*
Eighth Supplemental Indenture, dated as of December 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-o to Registration Statement, Registration No. 33-51799).
Great Plains Energy KCP&L

4.17	*
Eleventh Supplemental Indenture, dated as of August 15, 2005, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).
Great Plains Energy KCP&L

4.18	*
Twelfth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.19	*
Thirteenth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.20	*
Fourteenth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.4 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.21	*
Fifteenth Supplemental Indenture, dated as of June 30, 2011, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2011).
Great Plains Energy KCP&L

4.22	*	Indenture, dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4(a) to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L

4.23	*	Indenture, dated as of March 1, 2002, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L

4.24	*
Supplemental Indenture No. 1, dated as of November 15, 2005, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).
Great Plains Energy KCP&L

4.25	*	Indenture, dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L

4.26	*
Supplemental Indenture No. 1, dated as of June 4, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).
Great Plains Energy KCP&L

4.27	*
Supplemental Indenture No. 2, dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).
Great Plains Energy KCP&L

4.28	*
Supplemental Indenture No. 3, dated as of September 20, 2011, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).
Great Plains Energy KCP&L

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan awards Standards and Performance Criteria effective as of January 1, 2009 (Exhibit 10.1.6 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2010 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2011 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2012 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.8	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).	Great Plains Energy KCP&L

10.9	*+	Form of 2008 Restricted Stock Agreement (Exhibit 10.1.20 to Form 10-Q for the quarter ended June 30, 2008).	Great Plains Energy KCP&L

10.10	*+	Form of Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy KCP&L

10.11	*+	Form of Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009 (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy KCP&L

10.12	*+	Form of 2001 and 2002 Nonqualified Stock Option Agreement (Exhibit 10.1.13 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L

10.13	*+	Form of 2003 Nonqualified Stock Option Agreement (Exhibit 10.1.14 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L

10.14	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.15	*+	Form of 2010 three-year Performance Share Agreement (Exhibit 10.1.1 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.16	*+	Form of 2010 Restricted Stock Agreement (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.17	*+	Form of 2011 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.18	*+	Form of 2011 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.19	*+	Form of 2012 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.20	*+	Form of 2012 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.21	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy

10.22	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2012 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2012).
Great Plains Energy KCP&L

10.23	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L

10.24	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L

10.25	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L

10.26	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.27	*+	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).	Great Plains Energy KCP&L

10.28	*+
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
Great Plains Energy KCP&L

10.34	*+	Employment offer letters to Michael J. Chesser dated September 10 and September 16, 2003 (Exhibit 10.1.35 to Form 10-K for the year ended December 31, 2008).	Great Plains Energy KCP&L

10.35	*+	Bonus Agreement, dated as of May 5, 2009, between Great Plains Energy Incorporated and Michael J. Chesser (Exhibit 10.1.10 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L

10.36	*+	Discretionary Bonus Agreement, dated as of May 5, 2009, between Great Plains Energy Incorporated and Terry Bassham (Exhibit 10.1.11 to Form 10-Q for the quarter ended June 30, 2009).	Great Plains Energy KCP&L

10.37	*+
Retirement and Consulting Agreement dated May 20, 2011 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and William H. Downey (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011).
Great Plains Energy KCP&L

10.38	*+
Retirement Agreement, dated as of May 22, 2012 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Michael J. Chesser (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy KCP&L

10.39	*
Joint Motion and Settlement Agreement, dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens' Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).
Great Plains Energy KCP&L

10.40	*
Credit Agreement, dated as of August 9, 2010, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy

10.41	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among Great Plains Energy Incorporated, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.59 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy

10.42	*
Credit Agreement, dated as of August 9, 2010, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy KCP&L

10.43	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among Kansas City Power & Light Company, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.61 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy KCP&L

10.44	*
Credit Agreement, dated as of August 9, 2010, among KCP&L Greater Missouri Operations Company, Great Plains Energy Incorporated, as Guarantor, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, The Royal Bank of Scotland PLC and BNP Paribas , as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy

10.45	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among KCP&L Greater Missouri Operations Company, Great Plains Energy Incorporated, as Guarantor, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, The Royal Bank of Scotland PLC and BNP Paribas, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.63 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy

10.46	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.47	*	Insurance agreement, dated December 5, 2002, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.48	*	Insurance Agreement, dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).	Great Plains Energy KCP&L

10.49	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.50	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.51	*
Insurance Agreement, dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2007).
Great Plains Energy KCP&L

10.52	*
Purchase and Sale Agreement, dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.53	*
Receivables Sale Agreement, dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.54	*
Amendment No. 1, dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).
Great Plains Energy KCP&L

10.55	*
Amendment No. 2, dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.56	*
Amendment, dated as of July 9, 2009, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).
Great Plains Energy KCP&L

10.57	*
Amendment and Waiver, dated as of September 25, 2009, to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).
Great Plains Energy KCP&L

10.58	*
Amendment, dated as of May 5, 2010, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.59	*
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
Great Plains Energy KCP&L

10.60	*
Amendment, dated as of September 9, 2011, to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
Great Plains Energy KCP&L

10.61	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.62	*
Receivables Sale Agreement, dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.63	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).
Great Plains Energy KCP&L

10.64	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens' Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).
Great Plains Energy KCP&L

10.65	*
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
Great Plains Energy KCP&L

10.66	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).
Great Plains Energy

10.67	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).
Great Plains Energy KCP&L

10.68	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.69	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy

12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L

21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

24.1		Powers of Attorney.	Great Plains Energy

24.2		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS	XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH	XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Income and Comprehensive Income of Parent Company

Year Ended December 31	2012	2011	2010
Operating Expenses	(millions, except per share amounts)
General and administrative	$3.3	$0.8	$1.2
General taxes	0.7	0.9	0.9
Total	4.0	1.7	2.1
Operating loss	(4.0)	(1.7)	(2.1)
Equity in earnings from subsidiaries	219.2	200.8	239.3
Non-operating income	42.7	24.7	3.4
Interest charges	(69.6)	(66.5)	(44.7)
Income before income taxes	188.3	157.3	195.9
Income tax benefit	11.6	17.1	15.8
Net income	199.9	174.4	211.7
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$198.3	$172.8	$210.1

Average number of basic common shares outstanding	145.5	135.6	135.1
Average number of diluted common shares outstanding	147.2	138.7	136.9

Basic earnings per common share	$1.36	$1.27	$1.55
Diluted earnings per common share	$1.35	$1.25	$1.53

Cash dividends per common share	$0.855	$0.835	$0.83
Comprehensive Income
Net income	$199.9	$174.4	$211.7
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	(5.3)	(27.1)
Income tax benefit	—	2.1	10.5
Net loss on derivative hedging instruments	—	(3.2)	(16.6)
Reclassification to expenses	11.5	8.2	1.3
Income tax benefit	(4.6)	(3.2)	(0.4)
Net reclassification to expenses	6.9	5.0	0.9
Derivative hedging activity, net of tax	6.9	1.8	(15.7)
Other comprehensive income from subsidiaries, net of tax	4.5	4.5	4.5
Total other comprehensive income (loss)	11.4	6.3	(11.2)
Comprehensive income attributable to Great Plains Energy	$211.3	$180.7	$200.5
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2012	2011
ASSETS	(millions, except share amounts)
Current Assets
Accounts receivable from subsidiaries	$0.1	$—
Notes receivable from subsidiaries	0.6	0.6
Money pool receivable	4.0	0.9
Taxes receivable	—	0.9
Other	2.4	0.6
Total	7.1	3.0
Investments and Other Assets
Investment in KCP&L	2,096.7	2,045.5
Investment in other subsidiaries	1,405.4	1,377.0
Note receivable from subsidiaries	883.6	596.2
Deferred income taxes	32.3	33.7
Other	7.6	6.4
Total	4,425.6	4,058.8
Total	$4,432.7	$4,061.8

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$12.0	$22.0
Current maturities of long-term debt	250.0	287.5
Accounts payable to subsidiaries	34.1	31.8
Accrued taxes	0.5	5.1
Accrued interest	6.8	7.6
Other	2.1	2.9
Total	305.5	356.9
Deferred Credits and Other Liabilities	5.2	6.7
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,779,806 and 136,406,306 shares issued, stated value	2,624.7	2,330.6
Retained earnings	758.8	684.7
Treasury stock - 250,236 and 264,567 shares, at cost	(5.1)	(5.6)
Accumulated other comprehensive loss	(38.4)	(49.8)
Total	3,340.0	2,959.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	743.0	699.3
Total	4,122.0	3,698.2
Commitments and Contingencies
Total	$4,432.7	$4,061.8
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2012	2011	2010
Cash Flows from Operating Activities	(millions)
Net income	$199.9	$174.4	$211.7
Adjustments to reconcile income to net cash from operating activities:
Amortization	12.6	11.2	3.9
Deferred income taxes, net	(4.8)	(18.6)	13.9
Equity in earnings from subsidiaries	(219.2)	(200.8)	(239.3)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(0.1)	—	(2.6)
Taxes receivable	0.9	6.3	—
Accounts payable to subsidiaries	2.3	(0.3)	2.2
Other accounts payable	—	—	(0.1)
Accrued taxes	(4.4)	5.2	—
Accrued interest	6.1	1.2	2.7
Cash dividends from subsidiaries	144.0	148.0	138.6
Interest rate hedge settlement	—	(26.1)	(6.9)
Other	2.7	2.1	(0.9)
Net cash from operating activities	140.0	102.6	123.2
Cash Flows from Investing Activities
Intercompany lending	(287.4)	(347.4)	(248.8)
Net money pool lending	(3.1)	1.1	(1.1)
Net cash from investing activities	(290.5)	(346.3)	(249.9)
Cash Flows from Financing Activities
Issuance of common stock	293.0	5.9	6.2
Issuance of long-term debt	—	349.7	249.9
Issuance fees	(2.7)	(3.2)	(3.2)
Net change in short-term borrowings	(10.0)	12.5	(10.5)
Dividends paid	(125.5)	(115.1)	(114.2)
Other financing activities	(4.3)	(6.4)	(7.3)
Net cash from financing activities	150.5	243.4	120.9
Net Change in Cash and Cash Equivalents	—	(0.3)	(5.8)
Cash and Cash Equivalents at Beginning of Year	—	0.3	6.1
Cash and Cash Equivalents at End of Year	$—	$—	$0.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.
GREAT PLAINS ENERGY INCORPORATED
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY
The Great Plains Energy Incorporated Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Great Plains Energy Incorporated Parent Company Financial Statements.
The Great Plains Energy Incorporated Parent Company Financial Statements have been prepared to present the financial position, results of operations and cash flows of Great Plains Energy on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method.

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2012	(millions)
Allowance for uncollectible accounts	$6.8	$12.0	$7.8	(a)	$19.7	(b)	$6.9
Legal reserves	6.7	(0.2)	—		1.9	(c)	4.6
Environmental reserves	2.5	—	—		0.2		2.3
Tax valuation allowance	23.9	0.3	—		0.4	(d)	23.8
Year Ended December 31, 2011
Allowance for uncollectible accounts	$7.0	$13.7	$6.9	(a)	$20.8	(b)	$6.8
Legal reserves	10.2	(0.1)	—		3.4	(c)	6.7
Environmental reserves	2.5	—	—		—		2.5
Tax valuation allowance	26.6	0.1	—		2.8	(d)	23.9
Year Ended December 31, 2010
Allowance for uncollectible accounts	$7.1	$9.7	$6.9	(a)	$16.7	(b)	$7.0
Legal reserves	5.1	7.0	—		1.9	(c)	10.2
Environmental reserves	2.4	0.1	—		—		2.5
Tax valuation allowance	29.8	0.2	—		3.4	(d)	26.6
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2012, 2011 and 2010

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2012	(millions)
Allowance for uncollectible accounts	$1.4	$7.9	$5.2	(a)	$13.0	(b)	$1.5
Legal reserves	3.9	0.5	—		1.5	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2011
Allowance for uncollectible accounts	$1.5	$8.8	$4.5	(a)	$13.4	(b)	$1.4
Legal reserves	3.0	1.3	—		0.4	(c)	3.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2010
Allowance for uncollectible accounts	$1.7	$6.2	$4.3	(a)	$10.7	(b)	$1.5
Legal reserves	2.3	1.9	—		1.2	(c)	3.0
Environmental reserves	0.3	—	—		—		0.3
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GREAT PLAINS ENERGY INCORPORATED
Date: February 28, 2013                By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Director, President and Chief Executive Officer	)	February 28, 2013
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Strategic Development	)
James C. Shay	and Chief Financial Officer	)
(Principal Financial Officer))
)
/s/ Lori A. Wright	Vice President - Business Planning and Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
Michael J. Chesser*	Chairman of the Board	)
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KANSAS CITY POWER & LIGHT COMPANY
Date: February 28, 2013                By: /s/ Terry Bassham
Terry Bassham
President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Director, President and Chief Executive Officer	)	February 28, 2013
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Strategic Development	)
James C. Shay	and Chief Financial Officer	)
(Principal Financial Officer))
)
/s/ Lori A. Wright	Vice President - Business Planning and Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
Michael J. Chesser*	Chairman of the Board	)
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*