Form 10-Q
period 2013-03-31
KANSAS CITY POWER & LIGHT CO; GREAT PLAINS ENERGY INC
filed 2013-05-09
CIK 54476, 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On May 6, 2013, Great Plains Energy Incorporated had 153,730,325 shares of common stock outstanding.  On May 6, 2013, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services including transportation and labor agreements; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company, LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Abbreviation or Acronym	Definition

MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation, 47% owned by KCP&L
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station, 47% owned by KCP&L

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$11.6	$9.3
Funds on deposit	2.9	1.0
Receivables, net	137.6	154.5
Accounts receivable pledged as collateral	175.0	174.0
Fuel inventories, at average cost	102.6	95.1
Materials and supplies, at average cost	151.9	151.3
Deferred refueling outage costs	40.5	11.9
Refundable income taxes	9.7	9.5
Deferred income taxes	3.1	88.5
Derivative instruments	1.3	1.0
Prepaid expenses and other assets	28.3	27.6
Total	664.5	723.7
Utility Plant, at Original Cost
Electric	11,211.0	11,160.5
Less - accumulated depreciation	4,482.2	4,424.2
Net utility plant in service	6,728.8	6,736.3
Construction work in progress	672.9	584.5
Nuclear fuel, net of amortization of $160.3 and $157.4	81.1	81.3
Total	7,482.8	7,402.1
Investments and Other Assets
Nuclear decommissioning trust fund	164.3	154.7
Regulatory assets	1,101.1	1,120.9
Goodwill	169.0	169.0
Derivative instruments	5.4	5.5
Other	70.6	71.4
Total	1,510.4	1,521.5
Total	$9,657.7	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$11.0	$12.0
Collateralized note payable	175.0	174.0
Commercial paper	367.0	530.1
Current maturities of long-term debt	257.1	263.1
Accounts payable	235.1	330.2
Accrued taxes	57.5	27.1
Accrued interest	62.0	41.5
Accrued compensation and benefits	37.7	44.8
Pension and post-retirement liability	2.8	2.8
Other	21.5	23.9
Total	1,226.7	1,449.5
Deferred Credits and Other Liabilities
Deferred income taxes	759.9	832.4
Deferred tax credits	128.4	128.8
Asset retirement obligations	151.7	149.3
Pension and post-retirement liability	556.0	557.5
Regulatory liabilities	291.1	283.8
Other	113.2	110.2
Total	2,000.3	2,062.0
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,839,967 and 153,779,806 shares issued, stated value	2,625.4	2,624.7
Retained earnings	750.9	758.8
Treasury stock - 121,417 and 250,236 shares, at cost	(2.6)	(5.1)
Accumulated other comprehensive loss	(35.2)	(38.4)
Total	3,338.5	3,340.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 8)	3,053.2	2,756.8
Total	6,430.7	6,135.8
Commitments and Contingencies (Note 9)
Total	$9,657.7	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31	2013	2012
Operating Revenues	(millions, except per share amounts)
Electric revenues	$542.2	$479.7
Operating Expenses
Fuel	132.2	119.3
Purchased power	38.8	24.7
Transmission of electricity by others	11.4	7.3
Utility operating and maintenance expenses	155.2	163.1
Depreciation and amortization	70.2	67.4
General taxes	47.8	44.5
Other	0.5	4.4
Total	456.1	430.7
Operating income	86.1	49.0
Non-operating income	2.5	0.9
Non-operating expenses	(1.3)	(1.8)
Interest charges	(49.7)	(66.9)
Income (loss) before income tax (expense) benefit and loss from equity investments	37.6	(18.8)
Income tax (expense) benefit	(11.5)	9.5
Loss from equity investments, net of income taxes	(0.1)	—
Net income (loss)	26.0	(9.3)
Less: Net loss attributable to noncontrolling interest	—	0.2
Net income (loss) attributable to Great Plains Energy	26.0	(9.1)
Preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$25.6	$(9.5)

Average number of basic common shares outstanding	153.4	135.9
Average number of diluted common shares outstanding	153.7	135.9

Basic and diluted earnings (loss) per common share	$0.17	$(0.07)

Cash dividends per common share	$0.2175	$0.2125
Comprehensive Income
Net income (loss)	$26.0	$(9.3)
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	(0.3)
Income tax benefit	—	0.1
Net loss on derivative hedging instruments	—	(0.2)
Reclassification to expenses, net of tax	3.2	3.1
Derivative hedging activity, net of tax	3.2	2.9
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs	—	0.1
Change in unrecognized pension expense, net of tax	—	0.1
Total other comprehensive income	3.2	3.0
Comprehensive income (loss)	29.2	(6.3)
Less: comprehensive loss attributable to noncontrolling interest	—	0.2
Comprehensive income (loss) attributable to Great Plains Energy	$29.2	$(6.1)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2013	2012
Cash Flows from Operating Activities	(millions)
Net income (loss)	$26.0	$(9.3)
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	70.2	67.4
Amortization of:
Nuclear fuel	2.9	1.4
Other	14.1	4.5
Deferred income taxes, net	12.2	(9.1)
Investment tax credit amortization	(0.4)	(0.6)
Loss from equity investments, net of income taxes	0.1	—
Other operating activities (Note 2)	(36.1)	(0.2)
Net cash from operating activities	89.0	54.1
Cash Flows from Investing Activities
Utility capital expenditures	(172.2)	(126.5)
Allowance for borrowed funds used during construction	(1.7)	(1.5)
Purchases of nuclear decommissioning trust investments	(44.2)	(7.3)
Proceeds from nuclear decommissioning trust investments	43.3	6.5
Other investing activities	(3.7)	(2.0)
Net cash from investing activities	(178.5)	(130.8)
Cash Flows from Financing Activities
Issuance of common stock	1.3	1.5
Issuance of long-term debt	299.7	—
Issuance fees	(2.0)	(1.9)
Repayment of long-term debt	(9.3)	(13.4)
Net change in short-term borrowings	(164.1)	107.8
Net change in collateralized short-term borrowings	1.0	15.0
Dividends paid	(33.8)	(29.3)
Other financing activities	(1.0)	(3.0)
Net cash from financing activities	91.8	76.7
Net Change in Cash and Cash Equivalents	2.3	—
Cash and Cash Equivalents at Beginning of Year	9.3	6.2
Cash and Cash Equivalents at End of Period	$11.6	$6.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Three Months Ended March 31	2013		2012
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,779,806	$2,624.7	136,406,306	$2,330.6
Issuance of common stock	60,161	1.3	75,168	1.5
Equity compensation expense, net of forfeitures		0.1		0.1
Unearned Compensation
Issuance of restricted common stock		(1.7)		(2.8)
Compensation expense recognized		0.5		0.5
Other		0.5		0.4
Ending balance	153,839,967	2,625.4	136,481,474	2,330.3
Retained Earnings
Beginning balance		758.8		684.7
Net income (loss) attributable to Great Plains Energy		26.0		(9.1)
Loss on reissuance of treasury stock		—		(0.2)
Dividends:
Common stock ($0.2175 and $0.2125 per share)		(33.4)		(28.9)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.1)		—
Ending balance		750.9		646.1
Treasury Stock
Beginning balance	(250,236)	(5.1)	(264,567)	(5.6)
Treasury shares acquired	(52,778)	(1.2)	(63,145)	(1.3)
Treasury shares reissued	181,597	3.7	142,644	3.0
Ending balance	(121,417)	(2.6)	(185,068)	(3.9)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(38.4)		(49.8)
Derivative hedging activity, net of tax		3.2		2.9
Change in unrecognized pension expense, net of tax		—		0.1
Ending balance		(35.2)		(46.8)
Total Great Plains Energy Common Shareholders' Equity		$3,338.5		$2,925.7

Noncontrolling Interest
Beginning balance		$—		$1.0
Net loss attributable to noncontrolling interest		—		(0.2)
Distribution		—		(0.6)
Ending balance		$—		$0.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.3	$5.2
Funds on deposit	1.2	0.1
Receivables, net	145.5	163.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	70.3	63.6
Materials and supplies, at average cost	110.4	110.1
Deferred refueling outage costs	40.5	11.9
Refundable income taxes	4.3	9.1
Deferred income taxes	—	4.6
Prepaid expenses and other assets	25.9	23.8
Total	512.4	501.6
Utility Plant, at Original Cost
Electric	7,994.0	7,971.4
Less - accumulated depreciation	3,416.5	3,374.4
Net utility plant in service	4,577.5	4,597.0
Construction work in progress	580.4	486.5
Nuclear fuel, net of amortization of $160.3 and $157.4	81.1	81.3
Total	5,239.0	5,164.8
Investments and Other Assets
Nuclear decommissioning trust fund	164.3	154.7
Regulatory assets	833.7	853.2
Other	29.5	29.5
Total	1,027.5	1,037.4
Total	$6,778.9	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	156.0	361.0
Current maturities of long-term debt	—	0.4
Accounts payable	202.7	254.0
Accrued taxes	43.2	21.9
Accrued interest	41.7	27.7
Accrued compensation and benefits	37.7	44.8
Pension and post-retirement liability	1.4	1.4
Deferred income taxes	5.6	—
Other	12.2	12.8
Total	610.5	834.0
Deferred Credits and Other Liabilities
Deferred income taxes	831.2	836.4
Deferred tax credits	125.8	126.1
Asset retirement obligations	135.2	133.2
Pension and post-retirement liability	533.1	534.5
Regulatory liabilities	159.4	153.0
Other	93.0	88.2
Total	1,877.7	1,871.4
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	552.6	559.4
Accumulated other comprehensive loss	(24.3)	(25.8)
Total	2,091.4	2,096.7
Long-term debt (Note 8)	2,199.3	1,901.7
Total	4,290.7	3,998.4
Commitments and Contingencies (Note 9)
Total	$6,778.9	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

Three Months Ended March 31	2013	2012
Operating Revenues	(millions)
Electric revenues	$366.7	$327.0
Operating Expenses
Fuel	94.5	84.6
Purchased power	19.1	7.0
Transmission of electricity by others	8.0	5.0
Operating and maintenance expenses	108.2	117.9
Depreciation and amortization	47.6	45.7
General taxes	37.0	35.2
Total	314.4	295.4
Operating income	52.3	31.6
Non-operating income	1.7	0.5
Non-operating expenses	(0.4)	(0.7)
Interest charges	(32.0)	(32.4)
Income (loss) before income tax (expense) benefit	21.6	(1.0)
Income tax (expense) benefit	(5.4)	3.3
Net income	$16.2	$2.3
Comprehensive Income
Net income	$16.2	$2.3
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	(0.3)
Income tax benefit	—	0.1
Net loss on derivative hedging instruments	—	(0.2)
Reclassification to expenses, net of tax	1.5	1.4
Derivative hedging activity, net of tax	1.5	1.2
Total other comprehensive income	1.5	1.2
Comprehensive income	$17.7	$3.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$16.2	$2.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	47.6	45.7
Amortization of:
Nuclear fuel	2.9	1.4
Other	8.3	7.2
Deferred income taxes, net	5.3	(3.4)
Investment tax credit amortization	(0.3)	(0.5)
Other operating activities (Note 2)	0.7	43.9
Net cash from operating activities	80.7	96.6
Cash Flows from Investing Activities
Utility capital expenditures	(140.4)	(100.5)
Allowance for borrowed funds used during construction	(1.3)	(0.7)
Purchases of nuclear decommissioning trust investments	(44.2)	(7.3)
Proceeds from nuclear decommissioning trust investments	43.3	6.5
Other investing activities	(2.3)	(2.4)
Net cash from investing activities	(144.9)	(104.4)
Cash Flows from Financing Activities
Issuance of long-term debt	299.7	—
Issuance fees	(2.0)	—
Repayment of long-term debt	(2.6)	(12.3)
Net change in short-term borrowings	(205.0)	29.0
Net change in collateralized short-term borrowings	—	15.0
Net money pool borrowings	(3.8)	1.6
Dividends paid to Great Plains Energy	(23.0)	(25.0)
Net cash from financing activities	63.3	8.3
Net Change in Cash and Cash Equivalents	(0.9)	0.5
Cash and Cash Equivalents at Beginning of Year	5.2	1.9
Cash and Cash Equivalents at End of Period	$4.3	$2.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2013		2012
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		559.4		513.8
Net income		16.2		2.3
Dividends:
Common stock held by Great Plains Energy		(23.0)		(25.0)
Ending balance		552.6		491.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.8)		(31.4)
Derivative hedging activity, net of tax		1.5		1.2
Ending balance		(24.3)		(30.2)
Total Common Shareholder's Equity		$2,091.4		$2,024.0
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
Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net loss attributable to noncontrolling interest are deducted from net income (loss) before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock and Equity Units. Great Plains Energy settled the Equity Units in June 2012.

The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2013	2012
Income	(millions, except per share amounts)
Net income (loss)	$26.0	$(9.3)
Less: net loss attributable to noncontrolling interest	—	(0.2)
Less: preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$25.6	$(9.5)
Common Shares Outstanding
Average number of common shares outstanding	153.4	135.9
Add: effect of dilutive securities	0.3	—
Diluted average number of common shares outstanding	153.7	135.9
Basic and Diluted EPS	$0.17	$(0.07)
Great Plains Energy had a net loss for the three months ended March 31, 2012; therefore, no potential common shares were included in the diluted EPS calculation for that period because the effect is always anti-dilutive.
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

Three Months Ended March 31	2013	2012
Performance shares	408,707	—
Restricted stock shares	78,509	390,322
Equity Units	N/A	17,106,364
Dividends Declared
In May 2013, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2175 per share on Great Plains Energy's common stock.  The common dividend is payable June 20, 2013, to shareholders of record as of May 30, 2013.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable September 1, 2013, to shareholders of record as of August 12, 2013.
In May 2013, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on June 19, 2013.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$17.1	$54.9
Accounts receivable pledged as collateral	(1.0)	(15.0)
Fuel inventories	(7.5)	(19.1)
Materials and supplies	(0.6)	(2.6)
Accounts payable	(70.5)	(50.2)
Accrued taxes	30.5	27.9
Accrued interest	20.5	1.1
Deferred refueling outage costs	(28.6)	4.5
Pension and post-retirement benefit obligations	12.7	3.3
Allowance for equity funds used during construction	(1.3)	(0.1)
Fuel recovery mechanism	(4.0)	3.6
Other	(3.4)	(8.5)
Total other operating activities	$(36.1)	$(0.2)
Cash paid during the period:
Interest	$23.1	$67.7
Income taxes	$0.1	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$37.0	$42.5

KCP&L Other Operating Activities
Three Months Ended March 31	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$21.5	$61.6
Accounts receivable pledged as collateral	—	(15.0)
Fuel inventories	(6.7)	(14.3)
Materials and supplies	(0.3)	(1.7)
Accounts payable	(32.2)	(16.1)
Accrued taxes	26.2	24.8
Accrued interest	14.0	13.4
Deferred refueling outage costs	(28.6)	4.5
Pension and post-retirement benefit obligations	13.4	4.2
Allowance for equity funds used during construction	(1.3)	—
Fuel recovery mechanism	(1.0)	(5.8)
Other	(4.3)	(11.7)
Total other operating activities	$0.7	$43.9
Cash paid during the period:
Interest	$15.1	$16.1
Income taxes	$—	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$33.3	$39.2

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31
	2013	2012
Great Plains Energy	(millions)
Customer accounts receivable - unbilled	$59.3	$58.3
Allowance for doubtful accounts - customer accounts receivable	(3.5)	(2.6)
Other receivables	81.8	98.8
Total	$137.6	$154.5
KCP&L
Customer accounts receivable - unbilled	$42.7	$42.9
Allowance for doubtful accounts - customer accounts receivable	(1.9)	(1.5)
Intercompany receivables	33.8	40.0
Other receivables	70.9	81.8
Total	$145.5	$163.2
Great Plains Energy's and KCP&L's other receivables at March 31, 2013, and December 31, 2012, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric and steam service accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2013, and December 31, 2012, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million and $174.0 million, respectively.  At March 31, 2013, and December 31, 2012, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
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

Three Months Ended March 31, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(334.7)	$334.7	$—	$(185.4)	$185.4	$—
Gain (loss) on sale of accounts receivable (a)	(4.2)	4.2	—	(2.3)	2.3	—
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(336.7)	336.7	—	(184.9)	184.9	—
Cash received from (paid for) receivables purchased	332.5	(332.5)	—	182.6	(182.6)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Three Months Ended March 31, 2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L
	(millions)
Receivables (sold) purchased	$(293.5)	$293.5	$—
Gain (loss) on sale of accounts receivable (a)	(3.7)	4.1	0.4
Servicing fees received (paid)	0.5	(0.5)	—
Fees paid to outside investor	—	(0.3)	(0.3)
Cash from customers (transferred) received	(327.2)	327.2	—
Cash received from (paid for) receivables purchased	323.1	(323.1)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	March 31 2013	December 31 2012
Decommissioning Trust	(millions)
Beginning balance January 1	$154.7	$135.3
Contributions	0.9	3.3
Earned income, net of fees	0.8	3.0
Net realized gains	1.1	1.0
Net unrealized gains	6.8	12.1
Ending balance	$164.3	$154.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31 2013				December 31 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$82.0	$28.1	$(1.4)	$108.7	$80.6	$21.1	$(1.6)	$100.1
Debt securities	48.3	4.4	—	52.7	46.6	4.9	(0.1)	51.4
Other	2.9	—	—	2.9	3.2	—	—	3.2
Total	$133.2	$32.5	$(1.4)	$164.3	$130.4	$26.0	$(1.7)	$154.7
The weighted-average maturity of debt securities held by the trust at March 31, 2013, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2013	2012
	(millions)
Realized gains	$1.5	$0.5
Realized losses	(0.4)	(0.1)
5. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
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

KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) that allow the difference between pension and post-retirement costs under Generally Accepted Accounting Principles (GAAP) and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.
The following table provides Great Plains Energy's components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2013	2012	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$8.9	$1.1	$0.8
Interest cost	11.8	12.2	1.9	1.9
Expected return on plan assets	(11.8)	(10.7)	(0.5)	(0.5)
Prior service cost	0.5	1.1	1.8	1.8
Recognized net actuarial loss	13.7	11.1	0.5	—
Transition obligation	—	—	—	0.3
Net periodic benefit costs before regulatory adjustment	24.7	22.6	4.8	4.3
Regulatory adjustment	(3.6)	(3.9)	(0.5)	0.4
Net periodic benefit costs	$21.1	$18.7	$4.3	$4.7
6. EQUITY COMPENSATION
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2013	2012
Great Plains Energy	(millions)
Equity compensation expense	$1.8	$1.0
Income tax benefit	0.6	0.6
KCP&L
Equity compensation expense	$1.3	$0.7
Income tax benefit	0.4	0.5

Performance Shares
Performance share activity for the three months ended March 31, 2013, is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance	370,560	$23.05
Granted	224,121	24.16
Earned	(104,453)	23.37
Performance adjustment	(51,542)	23.37
Ending balance	438,686	23.50
* weighted-average
At March 31, 2013, the remaining weighted-average contractual term was 2.1 years.  The weighted-average grant-date fair value of shares granted was $24.16 and $18.71 for the three months ended March 31, 2013, and 2012, respectively. At March 31, 2013, there was $6.3 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid for the three months ended March 31, 2013, was $2.4 million. There were no performance shares earned and paid for the three months ended March 31, 2012.
The fair value of performance share awards is estimated using a Monte Carlo simulation technique that uses the closing stock price at the valuation date and incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2013, inputs for expected volatility, dividend yield and risk-free rates were 19%, 3.88% and 0.35%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2013, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance	277,439	$19.03
Granted and issued	74,728	22.45
Vested	(28,802)	17.50
Ending balance	323,365	19.94
* weighted-average
At March 31, 2013, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2013, and 2012, was $22.45 and $19.66, respectively.  At March 31, 2013, there was $3.6 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.5 million and $2.0 million for the three months ended March 31, 2013, and 2012, respectively.

7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in December 2016.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2013, Great Plains Energy was in compliance with this covenant.  At March 31, 2013, Great Plains Energy had $11.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued letters of credit totaling $1.8 million under the credit facility.  At December 31, 2012, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2013, KCP&L was in compliance with this covenant.  At March 31, 2013, KCP&L had $156.0 million of commercial paper outstanding at a weighted-average interest rate of 0.42%, had issued letters of credit totaling $5.3 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, KCP&L had $361.0 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO, Great Plains Energy or any of their significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility. Great Plains Energy currently guarantees this GMO credit facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2013, GMO was in compliance with this covenant.  At March 31, 2013, GMO had $211.0 million of commercial paper outstanding at a weighted-average interest rate of 0.86%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, GMO had $169.1 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.

8. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2013	2012
KCP&L		(millions)
General Mortgage Bonds
4.97% EIRR bonds(a)	2015-2035	$106.9	$106.9
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% EIRR Series 2007B	2035	73.2	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR bonds 4.90% Series 2008	2038	23.4	23.4
Other		—	2.6
Current maturities		—	(0.4)
Unamortized discount		(4.2)	(4.0)
Total KCP&L excluding current maturities(c)		2,199.3	1,901.7
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2014-2021	9.0	10.1
GMO Pollution Control Bonds
0.221% Wamego Series 1996(d)	2026	7.3	7.3
0.221% State Environmental 1993(d)	2028	5.0	5.0
5.85% SJLP Pollution Control		—	5.6
GMO 8.27% Senior Notes	2021	80.9	80.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
2.75% Series (3.67% rate)(b)	2013	250.0	250.0
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series (7.34% rate)(b)	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(257.1)	(262.7)
Unamortized discount and premium, net		5.3	5.4
Total Great Plains Energy excluding current maturities(c)		$3,053.2	$2,756.8

(a)	Weighted-average interest rates at March 31, 2013

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Does not include $39.5 million EIRR Series 1993B, $63.3 million EIRR Series 2007 A-1 and $10.0 million EIRR Series 2007 A-2 bonds because the bonds had been repurchased and were held by KCP&L

(d)	Variable rate

Fair Value of Long-Term Debt
The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At March 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.3 billion and $3.8 billion, respectively. At December 31, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At March 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.2 billion and $2.5 billion, respectively. At December 31, 2012, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.
KCP&L Senior Notes
In March 2013, KCP&L issued, at a discount, $300.0 million of 3.15% unsecured Senior Notes, maturing in 2023.
EIRR Bond Remarketing
On April 1, 2013, KCP&L remarketed the following series of Environmental Improvement Revenue Refunding (EIRR) bonds:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 1.25% through maturity;

•	secured Series 1993B EIRR bonds totaling $39.5 million and previously held by KCP&L and 1993A EIRR bonds totaling $40.0 million maturing in 2023 at a fixed rate of 2.95% through maturity;

•
unsecured Series 2007 A-1 and 2007 A-2 EIRR bonds totaling $10.0 million and $63.3 million, respectively, maturing in 2035 and previously held by KCP&L into one series: Series 2007A totaling $73.3 million at a variable rate that will be determined weekly; and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a variable rate that will be determined weekly.
In connection with the remarketing of the bonds, the municipal bond insurance policies issued by Syncora
Guarantee Inc. relating to the Series 1992 EIRR bonds and the Series 1993 EIRR bonds and by Financial Guaranty Insurance Company (FGIC) relating to the Series 2007 EIRR bond were cancelled. In connection with the cancellation of the policy relating to the Series 2007 EIRR bonds, KCP&L’s Mortgage Bond Series 2007 EIRR Insurer due 2035 was retired. The mortgage bond, in the amount of $146.5 million, was issued and delivered to FGIC in 2009 to collateralize FGIC’s claim on KCP&L under the related insurance agreement.
9. COMMITMENTS AND CONTINGENCIES
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
Air and Climate Change Overview
The Clean Air Act and associated regulations enacted by the Environmental Protection Agency (EPA) form a comprehensive program to preserve and enhance air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.
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
In September 2011, KCP&L commenced construction of the La Cygne projects and at March 31, 2013, had incurred approximately $275 million of cash capital expenditures, which is included in the approximate $1 billion estimate above.  Other capital projects at KCP&L's Montrose Nos. 1 and 2 and GMO's Sibley Nos. 1 and 2 and Lake Road No. 4/6 are possible but are currently considered less likely.  The Companies are continuously evaluating the approximate $1 billion estimate and the capital projects contained therein.  Any capacity and energy requirements resulting from a decision not to proceed with the less likely projects are currently expected to be met through renewable energy additions required under Missouri and Kansas renewable energy standards, demand side management programs, construction of combustion turbines and/or combined cycle units, and/or power purchase agreements.
The approximate $1 billion current estimate of capital expenditures does not reflect the non-capital costs the Companies incur on an ongoing basis to comply with environmental laws, which may increase in the future due to current or future environmental laws.  The Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted. The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory factors and/or public perception of the Companies' environmental reputation.
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
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three to four years for compliance.
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
Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to restore and preserve water quality.  Like the Clean Air Act, states are required to establish regulations and programs to address all requirements of the Clean Water Act, and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
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

In April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The proposal sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2017 and 2022. The EPA is under a consent decree to take final action on the proposed rule by May 2014.
The proposal includes a variety of options to reduce pollutants that are discharged into waterways by coal ash, air pollution control waste and other waste from steam electric power plants. Depending on the option, the proposed rule would establish new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, combustion residual leachate from landfills and surface impoundments, and non-chemical metal cleaning wastes.
The EPA also announced its intention to align this proposal with a related rule for coal combustion residuals (CCRs) proposed in May 2010 under the Resource Conservation and Recovery Act (RCRA). The EPA is considering establishing best management practices requirements that would apply to surface impoundments containing CCRs. The cost of complying with the proposed rules has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the final regulation is enacted.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate CCRs under the RCRA to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.
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
At March 31, 2013, and December 31, 2012, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2013, and December 31, 2012, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
10. LEGAL PROCEEDINGS
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

11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost.  These costs totaled $25.2 million and $26.2 million, respectively, for the three months ended March 31, 2013, and 2012.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $5.4 million for the three months ended March 31, 2013, and 2012. KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  The following table summarizes KCP&L's related party receivables and payables.

	March 31	December 31
	2013	2012
	(millions)
Net receivable from GMO	$17.1	$26.2
Net receivable from Great Plains Energy	16.7	13.8
12. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results. Great Plains Energy's and KCP&L's interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility.

Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for GMO's utility operations that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At March 31, 2013, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of its derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting agreements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments, as needed, in order to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. KCP&L designates these natural gas hedges as cash flow hedges. The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  At March 31, 2013, KCP&L had no hedges for its projected natural gas usage for retail load and firm MWh sales. KCP&L did not record any ineffectiveness on natural gas hedges for the three months ended March 31, 2012.
Additionally, KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power prices. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.
GMO's risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  The fair value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power.  At March 31, 2013, GMO had financial contracts in place to hedge approximately 83%, 22% and 2% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2013, 2014 and 2015, respectively.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's Fuel Adjustment Clause (FAC).  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  Recovery of actual costs incurred will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	March 31		December 31
	2013		2012
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	38.5	(2.0)	17.9	(2.8)
Forward contracts
Non-hedging derivatives	67.0	6.5	65.5	6.5
Option contracts
Non-hedging derivatives	2.5	0.5	—	—
KCP&L
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	20.3	(1.0)	—	—
The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$7.6	$2.6

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.5	2.8
Total Derivatives		$6.5	$3.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$1.0

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.2

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities at March 31, 2013, and December 31, 2012.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013	(millions)
Derivative assets	$7.6	$(0.9)	$6.7	$—	$—	$6.7
Derivative liabilities	2.6	(2.6)	—	—	—	—
December 31, 2012
Derivative assets	$6.5	$—	$6.5	$—	$—	$6.5
Derivative liabilities	3.0	(3.0)	—	—	—	—

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013	(millions)
Derivative liabilities	$1.0	$(1.0)	$—	$—	$—	$—
December 31, 2012
Derivative liabilities	$0.2	$(0.2)	$—	$—	$—	$—

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended March 31, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(5.0)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	2.0
Total	$—	Total	$(3.2)
Three Months Ended March 31, 2012
Interest rate contracts	$—	Interest charges	$(5.1)
Commodity contracts	(0.3)	Fuel	—
Income tax benefit	0.1	Income tax benefit	2.0
Total	$(0.2)	Total	$(3.1)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended March 31, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(2.2)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	0.9
Total	$—	Total	$(1.5)
Three Months Ended March 31, 2012
Interest rate contracts	$—	Interest charges	$(2.2)
Commodity contracts	(0.3)	Fuel	—
Income tax benefit	0.1	Income tax benefit	0.8
Total	$(0.2)	Total	$(1.4)

The following table summarizes the amount of loss recognized in a regulatory asset or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from Regulatory Account

	Amount of Gain (Loss) Recognized in Regulatory Asset on Derivatives	Income Statement Classification	Amount
Three Months Ended March 31, 2013	(millions)		(millions)
Commodity contracts	$1.8	Fuel	$(1.0)
Total	$1.8	Total	$(1.0)
Three Months Ended March 31, 2012
Commodity contracts	$(3.0)	Fuel	$(0.7)
Total	$(3.0)	Total	$(0.7)
Great Plains Energy's income statement reflects a loss for the change in fair value of commodity contract derivatives not designated as hedging instruments of $1.0 million and $0.8 million for the three months ended March 31, 2013, and 2012, respectively. KCP&L's income statement reflects a loss for the change in the fair value of commodity contract derivatives not designated as hedging instruments of $1.0 million for the three months ended March 31, 2013.
The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2013	2012	2013	2012
	(millions)
Current assets	$10.4	$10.6	$10.4	$10.6
Current liabilities	(63.1)	(68.4)	(50.3)	(52.8)
Noncurrent liabilities	—	(0.1)	—	(0.1)
Deferred income taxes	20.5	22.5	15.6	16.5
Total	$(32.2)	$(35.4)	$(24.3)	$(25.8)
Great Plains Energy's accumulated OCI in the table above at March 31, 2013, includes $19.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at March 31, 2013, includes $8.7 million that is expected to be reclassified to expenses over the next twelve months.
13. FAIR VALUE MEASUREMENTS
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
Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets and liabilities categorized within this level consist of Great Plains Energy's and KCP&L's various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L's decommissioning trust fund and GMO's Supplemental Executive Retirement Plan (SERP) rabbi trusts.
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

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012.

			Fair Value Measurements Using
Description	March 31 2013	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$108.7	$—	$108.7	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	3.3	—	—	3.3	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	27.6	—	—	27.6	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	161.7	—	127.2	34.5	—
Total	161.7	—	127.2	34.5	—
Liabilities
Derivative instruments (b)	—	(1.0)	1.0	—	—
Total	$—	$(1.0)	$1.0	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$6.7	$(0.9)	$0.6	$4.6	$2.4
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	19.7	—	—	19.7	—
Total SERP rabbi trusts	19.8	—	0.1	19.7	—
Total	26.5	(0.9)	0.7	24.3	2.4
Liabilities
Derivative instruments (b)	—	(1.6)	1.6	—	—
Total	$—	$(1.6)	$1.6	$—	$—
Great Plains Energy
Assets
Derivative instruments (b)	$6.7	$(0.9)	$0.6	$4.6	$2.4
Nuclear decommissioning trust (a)	161.7	—	127.2	34.5	—
SERP rabbi trusts (c)	19.8	—	0.1	19.7	—
Total	188.2	(0.9)	127.9	58.8	2.4
Liabilities
Derivative instruments (b)	—	(2.6)	2.6	—	—
Total	$—	$(2.6)	$2.6	$—	$—

			Fair Value Measurements Using
Description	December 31 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$100.1	$—	$100.1	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	26.8	—	—	26.8	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	151.8	—	118.6	33.2	—
Total	151.8	—	118.6	33.2	—
Liabilities
Derivative instruments (b)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$6.5	$—	$—	$4.2	$2.3
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	20.2	—	—	20.2	—
Total SERP rabbi trusts	20.3	—	0.1	20.2	—
Total	26.8	—	0.1	24.4	2.3
Liabilities
Derivative instruments (b)	—	(2.8)	2.8	—	—
Total	$—	$(2.8)	$2.8	$—	$—
Great Plains Energy
Assets
Derivative instruments (b)	$6.5	$—	$—	$4.2	$2.3
Nuclear decommissioning trust (a)	151.8	—	118.6	33.2	—
SERP rabbi trusts (c)	20.3	—	0.1	20.2	—
Total	178.6	—	118.7	57.6	2.3
Liabilities
Derivative instruments (b)	—	(3.0)	3.0	—	—
Total	$—	$(3.0)	$3.0	$—	$—

(a)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $2.6 million and $2.9 million at March 31, 2013, and December 31, 2012, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(b)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.

(c)
Fair value is based on quoted market prices and/or valuation models for equity securities and Net Asset Value (NAV) per share for fixed income funds. The total does not include $0.1 million at March 31, 2013, and December 31, 2012, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At March 31, 2013, and December 31, 2012, Great Plains Energy netted $1.7 million and $3.0 million, respectively, of cash collateral posted with counterparties.

The following table reconciles the beginning and ending balances for all Level 3 assets and liabilities, net, measured at fair value on a recurring basis for the three months ended March 31, 2013, and 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at January 1	$2.3	$3.1
Total realized/unrealized gains included in non-operating income	2.4	0.2
Settlements	(2.3)	(0.9)
Balance at March 31	$2.4	$2.4
Total unrealized gains (losses) included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at March 31	$0.2	$(0.6)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L for the three months ended March 31, 2013.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Beginning balance January 1, 2013	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	3.2	—	3.2
Net current period other comprehensive income	3.2	—	3.2
Ending balance March 31, 2013	$(32.2)	$(3.0)	$(35.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Beginning balance January 1, 2013	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	1.5
Net current period other comprehensive income	1.5
Ending balance March 31, 2013	$(24.3)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L for the three months ended March 31, 2013.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended March 31, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(5.0)	Interest charges
Commodity contracts	(0.2)	Fuel
	(5.2)	Income before income tax expense and loss from equity investments
	2.0	Income tax benefit
Total reclassifications, net of tax	$(3.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended March 31, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	Interest charges
Commodity contracts	(0.2)	Fuel
	(2.4)	Income before income tax expense
	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.5)	Net income

15. TAXES
Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2013	2012
Current income taxes	(millions)
Federal	$(0.1)	$—
State	(0.1)	(0.1)
Total	(0.2)	(0.1)
Deferred income taxes
Federal	9.9	(8.3)
State	2.3	(0.8)
Total	12.2	(9.1)
Noncurrent income taxes
Foreign	(0.1)	0.3
Investment tax credit amortization	(0.4)	(0.6)
Income tax expense (benefit)	$11.5	$(9.5)

KCP&L
Three Months Ended March 31	2013	2012
Current income taxes	(millions)
Federal	$(0.3)	$0.1
Deferred income taxes
Federal	4.0	(3.3)
State	1.3	(0.1)
Total	5.3	(3.4)
Noncurrent income taxes
Federal	0.6	0.4
State	0.1	0.1
Total	0.7	0.5
Investment tax credit amortization	(0.3)	(0.5)
Income tax expense (benefit)	$5.4	$(3.3)
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2013	2012
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	1.4	(5.7)
Amortization of investment tax credits	(1.1)	3.5
Federal income tax credits	(7.9)	15.2
State income taxes	4.2	3.1
Changes in uncertain tax positions, net	(0.7)	(1.3)
Other	(0.2)	1.7
Effective income tax rate	30.7%	51.5%

KCP&L
Three Months Ended March 31	2013	2012
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	1.6	(88.5)
Amortization of investment tax credits	(1.2)	48.1
Federal income tax credits	(13.8)	279.6
State income taxes	4.0	1.3
Other	(0.7)	53.7
Effective income tax rate	24.9%	329.2%
Deferred Income Taxes
At March 31, 2013, Great Plains Energy's current deferred income tax asset decreased $85.4 million and noncurrent deferred income tax liability decreased $72.5 million compared to December 31, 2012, primarily due to the reclassification of $77.8 million of net operating losses from current deferred income tax asset to noncurrent deferred income tax liability driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012.

Uncertain Tax Positions
At March 31, 2013, and December 31, 2012, Great Plains Energy had $21.6 million and $21.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $6.9 million and $7.3 million at March 31, 2013, and December 31, 2012, respectively, are expected to impact the effective tax rate if recognized.
At March 31, 2013, and December 31, 2012, KCP&L had $11.2 million and $10.5 million, respectively, of liabilities related to unrecognized tax benefits. None of these amounts are expected to impact the effective tax rate if recognized.
The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	March 31 2013	December 31 2012	March 31 2013	December 31 2012
	(millions)
Beginning balance January 1	$21.4	$24.0	$10.5	$8.7
Additions for current year tax positions	0.9	3.7	0.9	3.6
Reductions for current year tax positions	(0.1)	—	—	—
Reductions for prior year tax positions	(0.2)	(1.8)	(0.2)	(1.6)
Statute expirations	(0.2)	(4.7)	—	(0.2)
Foreign currency translation adjustments	(0.2)	0.2	—	—
Ending balance	$21.6	$21.4	$11.2	$10.5
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At March 31, 2013, and December 31, 2012, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.2 million and $3.5 million, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million and $0.7 million at March 31, 2013, and December 31, 2012, respectively. At March 31, 2013, and December 31, 2012, amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L were insignificant.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  The Company estimates that it is reasonably possible that $5.2 million and $4.3 million for Great Plains Energy and KCP&L, respectively, of unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.
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

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$542.2	$—	$—	$542.2
Depreciation and amortization	(70.2)	—	—	(70.2)
Interest (charges) income	(47.8)	(14.5)	12.6	(49.7)
Income tax (expense) benefit	(12.6)	1.1	—	(11.5)
Net income (loss) attributable to Great Plains Energy	27.6	(1.6)	—	26.0

Three Months Ended March 31, 2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$479.7	$—	$—	$479.7
Depreciation and amortization	(67.4)	—	—	(67.4)
Interest (charges) income	(50.7)	(25.1)	8.9	(66.9)
Income tax benefit	1.8	7.7	—	9.5
Net income (loss) attributable to Great Plains Energy	4.5	(13.6)	—	(9.1)

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2013	(millions)
Assets	$10,038.7	$46.1	$(427.1)	$9,657.7
Capital expenditures(a)	172.2	—	—	172.2
December 31, 2012
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures(a)	610.2	—	—	610.2

(a)	Capital expenditures reflect year to date amounts for the periods presented.
17. REGULATORY MATTERS
KCP&L Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $67.4 million effective January 26, 2013. Appeals of the January 9, 2013, MPSC order were filed in February 2013 with the Missouri Court of Appeals, Western District (Court of Appeals) by KCP&L and the Missouri Energy Consumers Group regarding various issues.
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the Office of Public Counsel (OPC) filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On March 13, 2013, the Court of Appeals preliminarily found that OPC may be entitled to the relief it requested. On March 28, 2013, the MPSC requested to the Court of Appeals that the OPC be denied its requested relief. The Missouri Energy Consumers Group also appealed the January 23, 2013, order in February 2013.
The Court of Appeals has not yet issued its decision on the appeals or the Writ of Mandamus. The rates established by the MPSC order are effective unless and until modified by the MPSC or stayed by a court.
GMO Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its L&P division effective January 26, 2013.

Appeals of the January 9, 2013, MPSC order were filed in February 2013 with the Court of Appeals by GMO and the Missouri Energy Consumers Group regarding various issues.
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the OPC filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On March 13, 2013, the Court of Appeals preliminarily found that OPC may be entitled to the relief it requested. On March 28, 2013, the MPSC requested to the Court of Appeals that the OPC be denied its requested relief. The Missouri Energy Consumers Group also appealed the January 23, 2013, order in February 2013.
The Court of Appeals has not yet issued its decision on the appeals or the Writ of Mandamus. The rates established by the MPSC order are effective unless and until modified by the MPSC or stayed by a court.
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
Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power (L&P) divisions, and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 829,300 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Earnings Overview
For the three months ended March 31, 2013, Great Plains Energy had earnings available for common shareholders of $25.6 million or $0.17 per share compared to a loss of $9.5 million or $0.07 per share for the same period in 2012. The $35.1 million increase in earnings was primarily due to the following:

•
a $31.4 million increase in gross margin driven by new retail rates, favorable weather, an increase in weather-normalized retail demand and the impact from an unplanned outage at Wolf Creek in the first quarter of 2012, partially offset by increased fuel and purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism;

•	a $10.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to the unplanned outage at Wolf Creek during the first quarter of 2012;

•
a $17.2 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012 and the remarketing in March 2012 of subordinated notes underlying Great Plains Energy’s $287.5 million Equity Units, which resulted in recognition of the remaining interest expense related to the notes and a lower interest rate on the refinanced long-term debt; and

•	a $21.0 million increase in income tax expense driven by increased pre-tax income.

Gross margin is a financial measure that is not calculated in accordance with GAAP. See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.
For additional information regarding the increase in earnings, refer to Great Plains Energy Results of Operations and Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on February 4, 2013, and the unit returned to service on April 15, 2013. A mid-cycle maintenance outage is planned for the spring of 2014 with the next refueling outage planned to begin in the first quarter of 2015.
Transmission Investment Opportunities
GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 175-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an estimated cost of $380 million for GMO's portion of the line and an expected 2017 in-service date.  KCP&L and GMO jointly have an SPP-approved regional transmission project for an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation with estimated construction costs of $65 million and an expected 2015 in-service date.
In August 2012, KCP&L and GMO filed a request with the MPSC to authorize the transfer at cost of certain transmission property related to the two SPP-approved regional transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource Energy, LLC (Transource). In August 2012, Transource Missouri filed a request with the MPSC seeking a Certificate of Convenience and Necessity (CCN) to construct, finance, own, operate and maintain the projects. In April 2013, KCP&L, GMO, Transource Missouri, MPSC staff and another party to the cases filed a non-unanimous stipulation and agreement with the MPSC requesting that the MPSC approve the KCP&L, GMO and Transource Missouri requests filed in August 2012, subject to certain conditions. The stipulation and agreement is subject to MPSC approval.
Also in August 2012, Transource Missouri filed a request with FERC seeking incentive rate treatment and acceptance of a formula transmission rate to recover the cost of current and future projects. In October 2012, FERC issued an order approving certain incentive rate treatments and conditionally accepting the formula transmission rate for Transource Missouri, subject to the outcome of an administrative hearing or settlement. In February 2013, Transource Missouri and another party to the case filed a settlement with FERC that includes a base return on equity of 9.8% for the formula transmission rate. FERC approved the settlement in May 2013.
Following approvals from the MPSC, KCP&L and GMO must also seek approval from the SPP to novate the projects to Transource Missouri. The SPP will then submit its approval of the novation to FERC for final approval. Great Plains Energy expects that final FERC approval of the novation will be obtained so that the projects can be transferred within three to six months following the MPSC order.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2013	2012
	(millions)
Operating revenues	$542.2	$479.7
Fuel	(132.2)	(119.3)
Purchased power	(38.8)	(24.7)
Transmission of electricity by others	(11.4)	(7.3)
Gross margin (a)	359.8	328.4
Other operating expenses	(203.5)	(212.0)
Depreciation and amortization	(70.2)	(67.4)
Operating income	86.1	49.0
Non-operating income and expenses	1.2	(0.9)
Interest charges	(49.7)	(66.9)
Income tax (expense) benefit	(11.5)	9.5
Loss from equity investments	(0.1)	—
Net income (loss)	26.0	(9.3)
Less: Net loss attributable to noncontrolling interest	—	0.2
Net income (loss) attributable to Great Plains Energy	26.0	(9.1)
Preferred dividends	(0.4)	(0.4)
Earnings (loss) available for common shareholders	$25.6	$(9.5)

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
For the three months ended March 31, 2013, Great Plains Energy had earnings available for common shareholders of $25.6 million or $0.17 per share compared to a loss of $9.5 million or $0.07 per share for the same period in 2012.
Electric utility's net income increased $23.1 million for the three months ended March 31, 2013, compared to the same period in 2012 driven by:

•	a $31.4 million increase in gross margin driven by:

•	an estimated $20 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $16 million increase due to favorable weather driven by a 41% increase in heating degree days;

•	an estimated $4 million increase due to an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012; and

•	an estimated $13 million decrease driven by increased fuel and purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism;

•	a $4.6 million decrease in other operating expenses driven by:

•	a $10.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage at Wolf Creek in the first quarter of 2012;

•	a $3.3 million increase in general taxes driven by increased property taxes; and

•	a $3.6 million increase relating to solar rebates provided to customers;

•	a $2.9 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity; and

•	a $14.4 million increase in income tax expense driven by increased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $12.0 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to:

•
the remarketing in March 2012 of subordinated notes underlying Great Plains Energy's $287.5 million Equity Units, which resulted in recognition of the remaining $3.8 million of after-tax interest expense related to the notes and a $2.2 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt; and

•	the three months ended March 31, 2012, included a $1.8 million after-tax loss on the sale of real estate property.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2013	2012
	(millions)
Operating revenues	$542.2	$479.7
Fuel	(132.2)	(119.3)
Purchased power	(38.8)	(24.7)
Transmission of electricity by others	(11.4)	(7.3)
Gross margin (a)	359.8	328.4
Other operating expenses	(202.8)	(207.4)
Depreciation and amortization	(70.2)	(67.4)
Operating income	86.8	53.6
Non-operating income and expenses	1.2	(0.2)
Interest charges	(47.8)	(50.7)
Income tax (expense) benefit	(12.6)	1.8
Net income	$27.6	$4.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$226.6	$190.1	19%	2,354	2,056	14%
Commercial	208.7	188.8	10%	2,525	2,463	3%
Industrial	44.3	42.8	3%	706	757	(7)%
Other retail revenues	5.0	5.0	4%	31	31	—%
Kansas property tax surcharge	0.1	1.5	N/M	N/A	N/A	N/A
Fuel recovery mechanism	8.2	6.4	28%	N/A	N/A	N/A
Total retail	492.9	434.6	13%	5,616	5,307	6%
Wholesale revenues	34.4	33.6	3%	1,246	1,133	10%
Other revenues	14.9	11.5	29%	N/A	N/A	N/A
Operating revenues	542.2	479.7	13%	6,862	6,440	7%
Fuel	(132.2)	(119.3)	11%
Purchased power	(38.8)	(24.7)	57%
Transmission of electricity by others	(11.4)	(7.3)	57%
Gross margin (a)	$359.8	$328.4	10%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric utility's gross margin increased $31.4 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $20 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $16 million increase due to favorable weather driven by a 41% increase in heating degree days;

•	an estimated $4 million increase due to an increase in weather-normalized retail demand; and

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012.
These increases were partially offset by an estimated $13 million decrease driven by increased fuel and purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $4.6 million for the three months ended March 31, 2013, compared to the same period in 2012 driven by a $10.1 million decrease in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012. This decrease was partially offset by a $3.3 million increase in general taxes driven by increased property taxes and a $3.6 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $3.0 million during the three months ended March 31, 2012 and $0.6 million of regulatory asset amortization in 2013.

Electric Utility Interest Charges
Electric utility's interest charges decreased $2.9 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $14.4 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2013, compared to December 31, 2012)

•
Great Plains Energy's deferred income taxes - current assets decreased $85.4 million primarily due to the reclassification to deferred income taxes - deferred credits and other liabilities of $77.8 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012.

•
Great Plains Energy's construction work in progress increased $88.4 million primarily due to a $40.7 million increase for environmental upgrades at KCP&L's La Cygne Station, in addition to normal plant activity.

•
Great Plains Energy's commercial paper decreased $163.1 million due to repayment with proceeds from KCP&L’s issuance of $300.0 million of 3.15% Senior Notes, partially offset by increased borrowings used to support environmental upgrades at KCP&L's La Cygne Station, as well as dividend and interest payments.

•	Great Plains Energy's accounts payable decreased $95.1 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $30.4 million primarily due to the timing of property tax payments.

•	Great Plains Energy's accrued interest increased $20.5 million primarily due to the timing of interest payments.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities decreased $72.5 million primarily due to the reclassification from deferred income taxes - current assets of $77.8 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012.

•	Great Plains Energy's long-term debt increased $296.4 million primarily due to the issuance, at a discount, of KCP&L's $300.0 million of 3.15% Senior Notes in March 2013.
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
Great Plains Energy's liquid resources at March 31, 2013, consisted of $11.6 million of cash and cash equivalents on hand and $849.8 million of unused bank lines of credit.  The unused lines consisted of $187.2 million from Great

Plains Energy's revolving credit facility, $438.7 million from KCP&L's credit facilities and $223.9 million from GMO's credit facilities.  See Note 7 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $34.9 million increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2013, compared to the same period in 2012 is primarily due to net income of $26.0 million for the three months ended March 31, 2013, as compared to a net loss of $9.3 million for the same period in 2012. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $45.7 million for the three months ended March 31, 2013, compared to the same period in 2012 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L's La Cygne Station, in addition to normal plant activity.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities for the three months ended March 31, 2013, reflect KCP&L's issuance, at a discount, of $300.0 million of 3.15% Senior Notes that mature in 2023, with the proceeds used to repay short-term borrowings.
Great Plains Energy's cash flows from financing activities for the three months ended March 31, 2012, reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012 and additional short-term borrowings primarily to support interest and dividend payments.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  At March 31, 2013, KCP&L had utilized all of this authorization.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At March 31, 2013, there was $844.0 million available under this authorization.
In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2013, there was $539.0 million available under this authorization.
In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At March 31, 2013, there was $562.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2013, GMO had an outstanding payable under the money pool of $2.7 million to Great Plains Energy.
Debt Agreements
See Note 7 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). For the three months ended March 31, 2013, the Company contributed $13.7 million to the pension plans and expects to contribute an additional $43.2 million in 2013 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2013	2012
	(millions)
Operating revenues	$366.7	$327.0
Fuel	(94.5)	(84.6)
Purchased power	(19.1)	(7.0)
Transmission of electricity by others	(8.0)	(5.0)
Gross margin (a)	245.1	230.4
Other operating expenses	(145.2)	(153.1)
Depreciation and amortization	(47.6)	(45.7)
Operating income	52.3	31.6
Non-operating income and expenses	1.3	(0.2)
Interest charges	(32.0)	(32.4)
Income tax (expense) benefit	(5.4)	3.3
Net income	$16.2	$2.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$136.1	$112.6	21%	1,362	1,200	14%
Commercial	153.8	138.1	11%	1,772	1,742	2%
Industrial	26.8	26.9	—%	396	450	(12)%
Other retail revenues	3.2	3.2	2%	23	23	—%
Kansas property tax surcharge	0.1	1.5	N/M	N/A	N/A	N/A
Fuel recovery mechanism	3.9	7.7	(50)%	N/A	N/A	N/A
Total retail	323.9	290.0	12%	3,553	3,415	4%
Wholesale revenues	38.3	32.3	19%	1,401	1,089	29%
Other revenues	4.5	4.7	(5)%	N/A	N/A	N/A
Operating revenues	366.7	327.0	12%	4,954	4,504	10%
Fuel	(94.5)	(84.6)	12%
Purchased power	(19.1)	(7.0)	N/M
Transmission of electricity by others	(8.0)	(5.0)	58%
Gross margin (a)	$245.1	$230.4	(6)%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $14.7 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $16 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $10 million increase due to favorable weather driven by a 41% increase in heating degree days; and

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012.
These increases were partially offset by an estimated $16 million decrease driven by increased fuel and purchased power expense in Missouri, where there is no fuel recovery mechanism.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $7.9 million for the three months ended March 31, 2013, compared to the same period in 2012 driven by a $10.1 million decrease in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012. This decrease was partially offset by a $1.8 million increase in general taxes driven by increased property taxes and the three months ended March 31, 2012, included deferral to a regulatory asset for recovery in future rates of $1.6 million of solar rebates provided to customers.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $8.7 million for the three months ended March 31, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2012 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2012 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2013, was $15.6 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 9, 10 and 17 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—		$—	—	N/A
February 1 - 28	—		—	—	N/A
March 1 - 31	52,778	(1)	22.38	—	N/A
Total	52,778		$22.38	—	N/A

(1)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares and issuance of performance shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy's annual meeting of shareholders was held on May 7, 2013. In accordance with the recommendations of the Board, the shareholders (i) elected ten directors, (ii) approved an advisory resolution approving the 2012 executive compensation of the named executive officers, as disclosed in Great Plains Energy's 2013 proxy statement, and (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2013.  The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.

Proposal 1: Election of the Company's Ten Nominees as Directors
The ten persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy's annual meeting in 2014, and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Terry Bassham	107,617,031	8,158,300	21,589,477
David L. Bodde	111,425,605	4,349,726	21,589,477
Randall C. Ferguson, Jr.	111,326,963	4,448,368	21,589,477
Gary D. Forsee	111,578,062	4,197,269	21,589,477
Thomas D. Hyde	111,741,830	4,033,501	21,589,477
James A. Mitchell	110,820,810	4,954,521	21,589,477
Ann D. Murtlow	111,418,432	4,356,899	21,589,477
John J. Sherman	111,485,492	4,289,839	21,589,477
Linda H. Talbott	111,161,466	4,613,865	21,589,477
Robert H. West	108,909,249	6,866,082	21,589,477
No votes were cast against the nominees due to cumulative voting.
Proposal 2: Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the compensation of the named executive officers disclosed in its proxy statement, including the “Compensation Discussion and Analysis” section, the compensation tables and any related materials disclosed in its proxy statement.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
103,688,472	6,456,109	5,630,750	21,589,477
Proposal 3: Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants
Great Plains Energy submitted a proposal for its shareholders to ratify the Audit Committee's appointment of Deloitte & Touche LLP as its independent public accountants for 2013. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions
135,614,369	1,275,794	474,645
KANSAS CITY POWER & LIGHT COMPANY
Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*	Supplemental Indenture No. 4 dated as of March 11, 2013 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as Trustee (Exhibit 4.1 to Form 8-K filed on March 14, 2013).	Great Plains Energy KCP&L

10.1	+	Form of 2013 three-year Performance Share Agreement.	Great Plains Energy KCP&L

10.2	+	Form of 2013 Restricted Stock Agreement.	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013.	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2013.	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 9, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 9, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 9, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 9, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)